Form 10-Q
period 1995-03-31
INDIANA UNITED BANCORP
filed 1995-05-15
CIK 720002

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED        MARCH 31, 1995

COMMISSION FILE NUMBER   0-12422


                     INDIANA UNITED BANCORP
      (Exact name of registrant as specified in its charter)


        INDIANA                                    35-1562245
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)


           201 NORTH BROADWAY  GREENSBURG, INDIANA 47240
       (Address of principal executive offices)    (Zip Code)


                         (812)  663-4711
           (Registrant's telephone number, including area code)


                         NOT APPLICABLE
           (Former name, former address and former fiscal year,
                      if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes X   No

     As of March 31, 1995 there were outstanding 1,250,897 shares, without par value of the registrant.
                                 INDIANA UNITED BANCORP

                                        FORM 10-Q

                                          INDEX


                                                                         Page
                                                                          No.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                    Consolidated Condensed Balance Sheet.............     3

                    Consolidated Condensed Statement of Income.......     4

                    Consolidated Condensed Statement of Changes in
                    Shareholders' Equity.............................     5

                    Consolidated Condensed Statement of Cash Flows...     6

                    Notes to Consolidated Condensed Financial
                    Statements.......................................    7-10

         Item 2.  Managment's Discussion and Analysis of Financial
                  Condition and Results of Operations..............     11-26

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.................      27

         Signatures................................................      28
                                 INDIANA UNITED BANCORP
                                        FORM 10-Q

                             PART I.  FINANCIAL INFORMATION
                              Item 1.  Financial Statements

                          CONSOLIDATED CONDENSED BALANCE SHEET
                                       (Unaudited)
                                 (Dollars in Thousands)

                                                 Mar. 31        Dec. 31
                                                  1995           1994
ASSETS
  Cash and Due From Banks.................        7,843          8,549
  Interest-bearing Demand Deposits........          100            156
  Federal Funds Sold......................            0          2,875
    Cash and Cash Equivalents.............        7,943         11,580
  Interest-bearing Time Deposits..........           47            147
  Securities:
    Available for sale....................       84,822         83,839
    Held to Maturity......................        7,840          8,115
      Total Securities....................       92,662         91,954
  Loans:
    Loans.................................      194,736        194,736
    Less:  Allowance for Loan Losses......        2,743          2,784
      Net Loans...........................      191,993        191,952
  Premises & Equipment....................        5,640          5,460
  Federal Home Loan Bank Stock............        1,138          1,138
  Core Deposit Intangibles................          172            182
  Accrued Interest Receivable.............        1,957          1,896
  Other Real Estate.......................            0            100
  Other Assets............................        1,193          1,638
      Total Assets........................      302,745        306,047

LIABILITIES
  Deposits:
    Non-Interest Bearing..................       22,701         28,360
    Interest Bearing......................      224,317        233,011
      Total Deposits......................      247,018        261,371
  Short-Term Borrowings...................       19,272         10,801
  Long-Term Debt..........................        7,500          7,500
  Accrued Interest Payable................          916            864
  Other Liabilities.......................        1,950          1,229
      Total Liabilities...................      276,656        281,765

SHAREHOLDERS' EQUITY
  Preferred Stock, No Par Value:
    Authorized--400,000 Shares
    Issued and Outstanding-22,000 and
     24,000 Shares........................        2,200          2,400
  Common Stock $1 Stated Value:
    Authorized--3,000,000 Shares
    Issued and Outstanding--1,250,897
     Shares...............................        1,251          1,251
  Paid-In Surplus.........................       10,677         10,677
  Valuation Adj-Securities AFS............         (950)        (2,641)
  Retained Earnings.......................       12,911         12,595
     Total Shareholders' Equity..........        26,089         24,282
      Total Liabilities and
        Shareholders' Equity..............      302,745        306,047

   See notes to consolidated condensed financial statements.
                                 INDIANA UNITED BANCORP


                            CONSOLIDATED STATEMENT OF INCOME
                                       (Unaudited)
                                 (Dollars in Thousands)

                                    Three Months Ended
                                         March 31,
                                      1995       1994
Interest Income:
  Loans, Including Fees              3,975      3,854
  Securities:
    Taxable                          1,448      1,527
    Tax-Exempt                          59         65
  Federal Funds Sold                     2         23
  Interest-Bearing Deposits              1          3
      Total Interest Income          5,485      5,472

Interest Expense:
  Deposits                           2,322      2,530
  Short-Term Borrowings                271         69
  Long-Term Debt                       165        141
      Total Interest Expense         2,758      2,740

Net Interest Income                  2,727      2,732

  Provision for Loan Losses              3         43
Net Interest Income After Provision
  for Loan Losses                    2,724      2,689
Other Income:
  Securities Gains                       1         20

  Other Operating Income               349        373

      Total Non Interest Income        350        393
Total Non Interst Expenses           2,163      2,297

Income Before Income Tax               911        785

  Less Income Tax Expense              357        304

  Net Income                           554        481

Per Common Share:
 Net Income                           0.41       0.35
 Cash Dividends Declared              0.16       0.14
Average Common Shares
  Outstanding                    1,250,897  1,250,897

   See notes to consolidated condensed financial statements.
                                 INDIANA UNITED BANCORP

                                        FORM 10-Q

           CONSOLIDATED CONDENSED STATEMENT OF CHANGES TO SHAREHOLDERS' EQUITY

                                       (Unaudited)

                                 (Dollars in Thousands)

                                                     1995         1994

Balance, January 1.............................      24,282      25,203
Net Income.....................................         554         481
Redemption of Preferred Stock..................        (200)       (300)
Valuation Adjustment - Securities AFS..........       1,691        (240)
Cash Dividends:
  Preferred Stock..............................         (38)        (43)
  Common Stock.................................        (200)       (158)

Balance, March 31..............................      26,089      24,943

    See notes to consolidated condensed financial statements.
                                 INDIANA UNITED BANCORP


                                        FORM 10-Q

                     CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                       (Unaudited)
                                 (Dollars in Thousands)

                                                        Three Months Ended
                                                              March 31
                                                          1995      1994
Cash Flows From Operating Activities:
  Net Income...................................            554       481
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses..................              3        43
    Depreciation and amortization..............            158       162
    Premiums and discounts amortization
      on investment securities.................             24        38
    Accretion of loan and deposit fair
      value adjustments........................             29        34
    Amortization of core deposit intangibles...             10        11
    Securities gains.........................               (1)      (20)
    Decrease in interest receivable............            (61)      131
    Decrease in interest payable...............             52        52
    Other adjustments..........................          1,594        75
      Net cash provided by operating activities            984       903

Cash Flows From Investing Activities:
  Proceeds from interest-bearing time
    deposit maturities.........................            100        (2)
  Purchases of securities available for sale...         (7,060)   (1,995)
  Proceeds from maturities of securities
    available for sale.........................          1,557    10,805
  Proceeds from sales of securities
    available for sale.........................          4,770     2,739
  Purchase of securities held to maturity......              0         0
  Proceeds from maturities of securities
    held to maturity...........................             25         0
  Proceeds from sales of securities
    held to maturity...........................              0         0
  Net change in loans..........................              0      (611)
  Purchase of premises and equipment...........           (338)      (83)
  Proceeds from other real estate..............            100       107
  Other investment activities..................          1,166      (960)
      Net cash provided by
        investing activities                             1,697    10,000

Cash Flows From Financing Activities:
  Net change in:
    Non-interest bearing,NOW, money market and
      savings deposits.........................        (13,078)   (7,364)
    Certificates of deposit....................         (1,274)   (8,598)
    Short-term borrowings......................          8,471      (338)
    Payments on long-term debt.................              0      (500)
    Redemption of preferred stock..............           (200)     (300)
    Cash dividends.............................           (238)     (201)
      Net cash used by financing activities             (6,319)  (17,301)
Net decrease in Cash and
  Cash Equivalents.............................         (3,638)   (6,398)
Cash and Cash Equivalents, Beginning of Period.         11,580    15,533
Cash and Cash Equivalents, End of Period.......          7,943     9,135

    See notes to consolidated condensed financial statements.
                            INDIANA UNITED BANCORP


                                   FORM 10-Q

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Table Dollar Amounts in Thousands)

NOTE 1.

The significant accounting policies followed by Indiana United Bancorp (the Company") and its subsidiaries, Union Bank and Trust Company of Indiana ("Union Bank"), and Regional Federal Savings Bank ("Regional Bank") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. Effective July 1, 1994 the Company merged Union Bank and Trust Company of Greensburg and Peoples Bank, Portland and named the combined institution Union Bank and Trust Company of Indiana. All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of those expected for the remainder of the year.

NOTE 2.

                                                  Gross       Gross      Approximate
                                   Amortized    Unrealized  Unrealized     Market
                                     Cost         Gains       Losses       Value
Securities Available for Sale
   at March 31, 1995
  U.S. Treasury................... $  3,120    $      1    $      66    $   3,055
  Federal Agencies................    9,899           5          441        9,463
  State and Municipal.............    1,773           8            9        1,772
  Corporate and other securities..    1,512         --            82        1,430
  Mortgage-backed securities......   69,965         333        1,196       69,102
       Totals..................... $ 86,269    $    347    $   1,794    $  84,822


Securities Available for Sale
   at December 31, 1994
  U.S. Treasury................... $  3,221                $     138    $   3,083
  Federal Agencies................    9,921    $      6          629        9,298
  State and Municipal.............    2,064          11           15        2,060
  Corporate and other securities..    2,590           2           89        2,503
  Mortgage-backed securities......   70,281          35        3,421       66,895
       Totals..................... $ 88,077    $     54    $   4,292    $  83,839

                                                                   Beyond
                                    Within       1-5       5-10      10
Maturity Distributions at           1 Year      Years      Years    Years    Totals
   March 31, 1995
U.S. Treasury.................... $ 1,086    $ 1,969                       $  3,055
Federal Agencies.................   1,004      8,271    $    188              9,463
State and Municipal..............   1,182        483         107              1,772
Corporate and other securities...     862                         $   568     1,430
Mortgage-backed securities.......              4,753       7,828   56,521    69,102
  Totals......................... $ 4,134    $15,476    $  8,123  $57,089  $ 84,822

Weighted average yields..........    6.13%      5.13%       7.73%    6.34%     6.29%

*Amounts in the tables above are based on scheduled maturity or call dates.
                                 INDIANA UNITED BANCORP

                                       FORM 10-Q

NOTE 3.

                                                   Gross        Gross     Approximate
                                    Amortized    Unrealized   Unrealized     Market
                                      Cost         Gains        Losses       Value
Securities Held to Maturity
   at March 31, 1995
  U.S. Treasury.................. $     --       $    --      $    --     $    --
  Federal Agencies...............     1,100           --            33        1,067
  State and Municipal............     2,840             8           14        2,834
  Corporate and other Securities.       --            --           --          --
  Mortgage-backed securities.....     3,900             6          132        3,774
       Totals.................... $   7,840      $     14     $    179    $   7,675

Securities Held to Maturity
   December 31, 1994

  U.S. Treasury.................. $     --       $    --      $   --      $     --
  Federal Agencies...............     1,100           --           32          1,068
  State and Municipal............     3,012           --           76          2,936
  Corporate and other securities.       --            --          --            --
  Mortgage-backed securities.....     4,003           --          307          3,696
       Totals.................... $   8,115     $     --      $   415     $    7,700

                                                                 Beyond
                                   Within      1-5     5-10       10
Maturity Distribution at           1 Year     Years    Years     Years      Totals
   March 31, 1995
  U.S. Treasury.................. $   --    $   --    $   --   $   --     $   --
  Federal Agencies...............     --      1,100       --       --       1,100
  State and Municipal............     258       837     1,745      --       2,840
  Corporate and other securities.     --        --        --       --         --
  Mortgage-backed securities.....     --        114        90    3,696      3,900
    Totals....................... $   258   $ 2,051   $ 1,835  $ 3,696    $ 7,840

  Weighted average yields........    6.71%     6.40%     7.16%    6.48%      6.61%

                                       INDIANA UNITED BANCORP

                                              FORM 10-Q


NOTE 4.

                                                  March 31            December 31
                                                    1995                  1994
Loans:
  Commercial..............................       $  11,088             $    7,595
  Agricultural production financing
    and other loans to farmers............           8,759                  7,859
  Farm real estate........................          28,102                 28,358
  Commercial real estate mortgage.........          24,077                 25,619
  Residential real estate mortgage........          98,499                101,455
  Construction and development............           6,807                  7,161
  Consumer................................          14,668                 13,870
  Government guaranteed loans purchased...           2,736                  2,819
    Total loans...........................       $ 194,736             $  194,736



Underperforming loans:
  Nonaccruing loans                              $   1,073             $    1,030
  Accruing loans contractually past
    due 90 days or more as to principal
    or interest payments                                 2                    113
  Restructured loans                                   --                     --


NOTE 5.


Deposits:
  Noninterest bearing                            $  22,701             $   28,360
  NOW accounts                                      30,518                 35,085
  Money market deposit accounts                     35,570                 39,550
  Savings                                           24,762                 23,857
  Certificates of deposit $100,000 or more          14,490                 16,420
  Other certificates and time deposits             118,977                118,099
    Total deposits                               $ 247,018             $  261,371


NOTE 6.


Short-Term Borrowings:
  Federal funds purchased                        $   6,700
  Securities sold under
    repurchase agreements                            8,013             $    9,977
  U.S. Treasury demand notes                           369                    824
  Federal Home Loan Bank Advances                    4,190                    --
    Total short-term borrowings                  $  19,272             $   10,801

                            INDIANA UNITED BANCORP

                                   FORM 10-Q

NOTE 7.

Effective January 1, 1993, the Company adopted Financial Accounting Standars No. 109, Accounting for Income Taxes. Income tax expense in the consolidated condensed statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes.

At January 1, 1995, a cumulative deferred tax asset of $957,000 was included in other assets. The components of the asset were as follows:

                                           Assets         Liabilities      Total
Differences in depreciation methods                      $     130
Differences in accounting for loans      $                     301
Differences in accounting for loan losses     497
Differences in accounting for fixed
   assets                                                      786
Difference in accounting for securities                         62
Difference in accounting for securities
   available for sale                       1,712
Other                                          27
                                         $  2,236        $   1,279          $957

No valuation allowance at January 1 was considered necessary.
                                     INDIANA UNITED BANCORP

                                            FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Indiana United Bancorp is headquartered in Greensburg, Indiana and is presently engaged in conducting banking business through the eleven offices of its subsidiaries. The Company and the subsidiary banks are subject to applicable federal and state laws as well as regulations of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision and the Indiana Department of Financial Institutions.

Strategic Plan

In 1993, the Company formulated a strategic plan ("plan") designed to improve the Company's financial performance, increase its competitive ability and enhance long-term shareholder value. The plan is premised on the belief of the Company's board of directors that the Company can best promote long-term shareholder interests by continuing as an independently owned community banking organization.

In connection with the plan, the Company initiated significant actions in 1994. At mid year, it consolidated the operation of its two commercial banking subsidiaries to form Union Bank and Trust Company of Indiana ("Union Bank"), while retaining Indiana state banking charter #1. This subsidiary primarily serves customers located in, and contiguous to, Decatur and Jay counties. In late October, the Company sold three unprofitable branches of Regional Federal Savings Bank ("Regional Bank") which were not located in its primary service area of Floyd and Clark counties. The Company believes each of these actions will increase its operating efficiency and the latter will improve its net interest margin. The plan also focused on improving net interest margin by reducing the Company's dependence on expensive, non-core deposits. As anticipated, these actions resulted in a substantial decline in deposits based upon year end comparisons of 1994 and 1993.

A current objective of the plan is the rebuilding of a strong customer base from within the primary markets now served by the Company through the establishment of new branches by both Union Bank and Regional Bank. Entry into new markets will be pursued through exploration of acquisition opportunities. A continuing tenet of the plan is to establish more pro-active relationships with market makers and financial analysts.
                                      INDIANA UNITED BANCORP

                                             FORM 10-Q

The plan was revised in 1994 to include the adoption during the first half of 1995 of a sales philosophy supported by a performance based employee incentive program. The dynamics of the plan assure continually evolving objectives, and the extent of the Company's success will depend upon how well it anticipates and responds to competitve changes within its markets, the interest rate environment and other external forces.

Results of Operations

Earnings for the first quarter of 1995 increased 15.0% to $554,000 as compared to the same quarter in 1994. Gross gains and losses on the sale of securities of $40,000 and $39,000 respectively, were realized in the first quarter of 1995 as compared to gross gains of $20,000 in the prior year period. Net interest income has been effected by management's decision in 1994 to eliminate approximately $25 million of expensive, rate sensitive, non-core deposits. Non-interest income in the first quarter of 1995 has been somewhat negatively impacted by the restructuring and relocation of the Company's Jay County insurance operations. The reduction in non-interest expense reflects a portion of the annual savings expected to be fully realized in 1995 and beyond due to the merger of Union Bank and Peoples Bank in mid 1994 and the sale of Regional Bank's branches in late 1994.

Net income per common share was $.41 in the first quarter of 1995 compared to $.35 for the same period in 1994. The Company's first quarter return on average total assets was .74% in 1995 and .50% in 1994. Return on average shareholders' equity was 9.19% and 7.65% for the first quarter of 1995 and 1994 respectively.

Net Interest Income

Net interest income is influenced by the volume and net yield of earning assets and the cost of interest-bearing liabilities. Net interest margin reflects the mix of interest-bearing and non-interest bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Net interest income of $2,727,000 in the first quarter of 1995 decreased $5,000 from $2,732,000 in the first quarter of 1994, a decline of less than two-tenths of 1%.
                                      INDIANA UNITED BANCORP

                                             FORM 10-Q


Although many of the Company's peer group competitors reported declines in net interest margin in 1994, the Company increased in net interest margin by 5 basis points for the year. In the first quarter of 1995, the Company's net interest margin was 3.81% compared to 3.34% in the same 1994 period, reflecting an increase of 47 basis points. Several changes in the investment portfolio were made primarily in the first half of 1994. Although many of the changes were to improve portfolio duration and reduce extension risk, yield improvement began to impact earnings in the last half of 1994.

The Company has traditionally offered low-rate loans to attract high performance borrowers. The Company has prospered under this philosophy and loan quality measurements have consistently exceeded peer group averages. Conversely, the Company's net interest margin has consistently not attained peer group average.


Provision for Loan Losses

The determination of the provision in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions and the amount of loans outstanding. Net charge-offs increased in the first quarter of 1995 compared to the similar 1994 period. Net charge-offs of $44,000 were realized compared to $13,000 in charge-offs for the same period in 1994. Further analysis is provided in the following tables.
                                      INDIANA UNITED BANCORP

                                             FORM 10-Q

Summary of Allowance for Loan Losses
(Dollars in Thousands)

                                             1995      Year Ended
                                             thru     December 31,
                                           Mar. 31        1994
Balance at beginning of period              $2,784      $2,682
Chargeoffs:
  Commercial                                   --            6
  Real-estate mortgage                          38          65
  Installment                                    8          21
     Total chargeoffs                           46          92
Recoveries:
  Commercial                                   --           37
  Real-estate mortgage                         --           15
  Installment                                    2          27
     Total recoveries                            2          79
Net  Chargeoffs                                 44          13
Provision for loan losses                        3         115
Balance at end of period                    $2,743      $2,784

Ratio of net chargeoffs to average
  loans outstanding during the period          .02%        .01%
Ratio of provision for loan losses to average
  loans outstanding during the period          --          .06%
Ratio of allowance to total loans at
  end of period                               1.41%       1.43%

                                      INDIANA UNITED BANCORP

                                             FORM 10-Q

Allocation of the Allowance for Loan Losses

                                Mar. 31, 1995    December 31, 1994
                               Amount  Percent    Amount  Percent
Real estate:
  Residential                $   143     5%      $   146      5%
  Agricultural                    14     1            14      1
  Commercial                     659    24           702     25
  Construction and development    75     3            52      2
     Total real estate           891    33           914     33

Commercial:
  Agribusiness                   173     6           151      5
  Other commercial               137     5           131      5
    Total commercial             310    11           282     10

Consumer                          72     3            66      2
Unallocated                    1,470    53         1,522     55

    Total                    $ 2,743   100%      $ 2,784    100%

                                      INDIANA UNITED BANCORP

                                             FORM 10-Q

Noninterest Income

Noninterest income decreased $43,000 or 11% in the first three months of 1995 as compared to 1994, primarily due to gains on the sale of investment securities and higher insurance commissions received in 1994. Insurance income decreased $26,000 or 20% from the previous year first quarter. In mid 1994, Jay County insurance operations were completely restructured and relocated to a remodeled full service branch office. As a result of these disruptions, the volume of insurance commissions have declined. Trust fees for the first quarter have remained stable as compared to the rpior year. Estate administration represents a substantial portion of trust income and the level of estate assets administered may cause total trust income to flucuate significantly. Service charges on deposit accounts decreased $12,000 or 10% as compared to the same period last year due to higher earnings credits in 1995 offsetting account charges on commercial accounts. Other noninterest income increased 28% to $88,000.

Net gains on sales of investment securities were $1,000 for the first three months of 1995 compared to a $20,000 gain in 1994. The sale of securities in 1995 for the first three months resulted in $40,000 in gross gains and $39,000 in gross losses. In the same period for 1994, $20,000 in gross gains had been recognized with no gross loss. Since the market value of the investment portfolio has increased dramatically since year end 1994, any additional sales will likely not result in any material gains or losses. The Company and its subsidiaries do not speculate in the junk bond market.

(Dollars in Thousands)            1995                1994
                                1st Qtr.            1st Qtr.
Insurance commissions            $ 102                $  128
Trust fees                          50                    55
Service charges on deposit
 accounts                          109                   121
Gains on sales of securities         1                    20
Other income                        88                    69
                                $  350                $  393

                                      INDIANA UNITED BANCORP

                                             FORM 10-Q

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS
(Taxable Equivalent Basis)*         Three Months Ended
                                     March 31, 1995         March 31, 1994
                                 Avg.          Yield/    Avg.          Yield/
                                 Bal. Interest  Rate     Bal. Interest  Rate
ASSETS
  Interest-bearing deposits      147       1   2.76%      528      4    3.07%
  Federal funds sold             122       2   6.65%    2,912     23    3.20%
Securities:
    Taxable                   92,932   1,448   6.23%  116,137  1,527    5.26%
    Tax-exempt                 4,701      89   7.57%    4,749     98    8.25%
    Total securities          97,633   1,537   6.30%  120,886  1,625    5.38%
  Loans:**
    Commercial                63,305   1,438   9.21%   64,656  1,317    8.26%
    Real estate mortgage     115,188   2,085   7.24%  123,420  2,125    6.89%
    Installment               14,031     396  11.45%   14,095    367   10.42%
    Government guaranteed
      loans purchased          2,779      56   8.17%    3,241     44    5.51%
    Total loans              195,303   3,975   8.17%  205,412  3,853    7.55%
    Total earning assets     293,205   5,515   7.61%  329,738  5,505    6.70%
  Allowance for loan losses  (2,766)                  (2,701)
  Unrealized losses on
      securities             (3,100)                   1,005
  Cash and due from banks     7,231                    7,533
  Premises and equipment      5,552                    6,575
  Other assets                3,900                    4,967
    Total assets            304,022                  347,117
LIABILITIES
  Interest bearing deposits:
    NOW and Super NOW
      accounts                32,003     212   2.69%   36,568    204   2.26%
    Money market investment
      accounts                37,649     321   3.46%   46,125    299   2.63%
    Savings                   23,617     173   2.97%   28,751    182   2.57%
    Certificates of deposit
      and other time
      deposits               133,267   1,616   4.92%  164,318  1,845   4.55%
    Total interest bearing
      deposits               226,536   2,322   4.16%  275,762  2,530   3.72%
  Short-term borrowings       18,445     271   5.96%    9,006     69   3.11%
  Long-term debt               7,500     165   8.92%    9,369    141   6.10%
    Total interest bearing
      liabilities            252,481   2,758   4.43%  294,137  2,740   3.78%
  Noninterest bearing demand
    deposits                  23,487                   23,066
  Other liabilities            2,894                    3,946
    Total liabilities        278,862                  321,149
Shareholders' equity          25,160                   25,968
    Total liabilities and                        ***
      shareholders' equity   304,022   2,758   3.81%  347,117  2,740   3.37%
    Net interest income                2,757   3.81%           2,765   3.34%
Adjustment to convert tax exempt
securities and loans to a fully
taxable equivalent basis using
a marginal rate of 34%                  30                      33

* Adjusted to reflect income related to securities and loans exempt from Federal income taxes reduced by nondeductible portion on interest expenses.
**   Nonaccruing loans have deen included in the average balances.
***  Total interest expense divided by total earning assets.
                            INDIANA UNITED BANCORP

                                   FORM 10-Q

Noninterest Expenses

Personnel expenses have remained stable in the first quarter of 1995 and 1994. Personnel expense reductions experienced in the last half of 1994 with the merging of Union Bank and Peoples Bank and the sale of Regional Bank's branches have been negated by additional staffing needed in the new branches by both organizations. The Company and its subsidiaries have determined they have no postretirement or postemployment benefit funding liability.

Professional fees decreased $15,000 in 1995 compared to the prior year first three months due to the inclusion of amounts paid to the investment advisor retained by the Company in 1994. Deposit insurance was $30,000 less in 1995 than the same three month period last year due to a lower volume of deposits on which the insurance premium is calculated. All subsidiaries are currently in the lowest risk category and are assessed at the lowest rate.
Other operating expenses decreased $77,000 in the first three months of 1995 primarily as a result of reductions in various other expense categories as the efficiencies of the merger and effects of the branch sales are realized.

(Dollars in Thousands)              1995                1994
                                   1st Qtr             1st Qtr
Salaries and employee              $1,129              $1,123
     benefits
Premises and equipment                381                 380
     expenses
Professional fees                      63                  78
Amortization of core deposit
  intangibles                          10                  11
Deposit insurance/supervisory         161                 191
  assessment
Stationary, printing, supplies         72                  83
Insurance                              35                  35
Postage                                50                  57
Other operating expenses              262                 339
                                   $2,163              $2,297

                            INDIANA UNITED BANCORP

                                   FORM 10-Q
Income Taxes

Income tax expense for the first qaurter of 1995 was $357,000 compared to $304,000 for the same period in 1994, and the effective tax rates are approximately 39% for both years.

The Company and its subsidiaries will file a consolidated federal income tax return in 1995. The increase in tax expense in 1995 compared to 1994 is primarily attributable to the increase in taxable income.

Effects of Changing Prices

Changing prices of goods, services, and capital affect the financial position of every business enterprise. The level of market interest rates and the price of funds loaned or borrowed fluctuate due to changes in the rate of inflation and various other factors, including government monetary policies. Fluctuating interest rates affect the Company's net interest income and loan volume.

Financial Condition

Total assets and average assets and the components of these assets reflect decreases attributable to the sale of Regional Bank's branches in late October, 1994. In connection with the sale, total assets were reduced by approximately $24,000,000 consisting primarily of loans of $13,350,000, fixed assets of $1,150,000 and securities of $9,500,000 sold to fund the sale. Total deposits were affected by a comparable aggregate amount.

First quarter 1995 assets decreased to $302,745,000 from $338,757,000 at March 31, 1994. Assets averaged $304,022,000, a decrease of $43,095,000 from the first quarter of 1994. Assets declined at both subsidiaries because the Company chose not to acquire deposits at interest rates offering unacceptable margins to fund investment activities. Consequently, new deposit pricing strategies resulted in reduced deposit and investment totals.

Average earning assets represented 95% of average total assets for both periods.
                            INDIANA UNITED BANCORP

                                   FORM 10-Q

Average interest-bearing deposits decreased $49,226,000 or 18% in the first quarter of 1995 compared to 1994, as a result of revised deposit pricing strategies and the sale of branches. Time deposits obtained within the local markets provide the primary source of funding for earning assets. Noninterest-bearing demand deposits have remained stable for both 1995 and 1994 periods. Long-term debt of $7,500,000 is the Company's loan for the purchase of Regional Bank and Union Bank and is secured by the capital stock of the Company's subsidiaries. Interest is variable with the lender's prime rate. The Company believes it has complied with all terms and covenants of the loan agreement.

Shareholders' equity at March 31, 1995 is greatly impacted by the Company's decision to categorize a large portion of its securities portfolio as "available for sale" under accounting rules adopted January 1, 1994. Securities in this category are carried at market value, and shareholders' equity is adjusted to reflect unrealized gains and losses.

Shareholders' equity was $26,089,000 on March 31, 1995, compared to $24,282,000 in 1994. Book value per common share decreased to $19.10 or 2% from $19.55 at quarter end 1994. The unrealized loss on securities available for sale after tax effect totaled $950,000 or $.76 per share on March 31, 1995. Excluding the net unrealized loss on securities available for sale, book value per share was $19.86 or an increase of 9.1% over the book value at quarter end 1994. A 10% common stock dividend was issued to shareholders of record in December 1994. The Company redeemed $200,000 of its preferred stock in 1995 and $300,000 in 1994. The Company may redeem additional preferred stock in 1995.


Loans and Credit Risk Management

Loans remain the Company's largest concentration of assets and continue to represent the greatest risk. The Company's commercial banking subsidiaries have observed conservative loan underwriting standards for several years, historically resulting in high levels of loan quality and nominal net chargoffs as measured against peer group averages. Total loans at March 31, 1995 were $194,736,000 the same compared to March 31, 1994.
                            INDIANA UNITED BANCORP

                                   FORM 10-Q

Underperforming assets, including $1,073,000 in nonaccrual, restructured and certain other loans, and zero in other real estate owned, totaled $1,073,000 at March 31, 1995, compared to $298,000 and $1,569,000 at March 31, 1994. Underperforming loans of the Company as of March 31, 1995 were .6% of total loans, approaching its pre-acquisition loan quality standards.

The loan underwriting standards observed by each of the Company's subsidiaries are viewed by management as a deterrent to the reemergence of an abnormal level of problem loans and a subsequent increase in net chargeoffs. In 1995, the Company intends to expand its consumer loan portfolio, emphasizing automobile financing.
This strategy is intended to provide greater diversification within the portfolio and should generate higher yields than residential real estate loans.

The Company regards its ability to identify and correct loan quality problems as one of its greatest strengths. Loans are placed in a nonaccruing status when in management's judgement the collateral value and/or the borrower's financial condition do not justify accruing interest. As a general rule, a loan is reclassified to nonaccruing status when it becomes 90 days past due, if not earlier. Interest previously recorded but not deemed collectible is reversed and charged against current income. Interest income on these loans is then recognized when collected.

Net chargeoffs for the last several years for the commercial bank subsidiaries have been significantly below peer group averages. Regional Bank's credit losses were substantially greater than its preaquisition experience, when its policies did not encourage early detection and elimination of problem loans. Management believes the present loans at Regional Bank contain a substantially reduced level of credit risk and that total chargeoff activity in 1995 will be substantially less than in prior years.

The ability to absorb loan losses promptly when problems are identified is invaluable to a banking organization. Most often, losses incurred as a result of quick action are much lower than losses incurred after prolonged legal preceedings.

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least monthly. This review specifically considers past credit loss history, present levels of delinquency and other nonperformance measurements, current economic conditions, adequacy of collateral positions, borrower repayment capacity and regulatory examination findings.
                            INDIANA UNITED BANCORP

                                   FORM 10-Q

A management watch list of loans warranting either the assignment of a specific reserve amount or other special administrative attention is also reviewed monthly, as are all classified loans, nonaccrual loans and loans delinquent 30 days or more. The allowance for loan losses as of March 31, 1995 is considered adequate by management.

Securities

Securities are the primary means by which the Company manages interest-rate risk, provides liquidity and responds to changing maturity characteristics of assets and liabilities. The Company's investment policy prohibits establishing a trading account and does not allow investment in high risk derivative products or junk bonds.

Effective January 1, 1994, the Company adopted new accounting rules for investment securities. The new rules require that each security must be individually designated as a trading security, hold to maturity (HTM) security, or available for sale (AFS) security.

"Trading" securities are bought and held primarily for sale in the near term and are carried at fair vale, with unrealized gains and losses included in earnings.

As of March 31, 1995 the Company has designated $7,840,000 in HTM securities, confirming its interest and ability to hold to maturity. HTM securities are carried at amortized cost.

At the end of the first quarter of 1995, the Company classified $84,822,000 or 92% of total securities as AFS. In the same quarter last year, 100% of the $114,300,000 in securities were designated as AFS. AFS securities are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.
                            INDIANA UNITED BANCORP

                                   FORM 10-Q

The Company's decision to categorize a much larger portion of its securities portfolio as AFS than its peer group was influenced by its desire to reflect as accurately and fairly as possible the true value of its assets. In addition, AFS securities provide far greater management flexibility in responding to changes within financial markets. Although the designation of a large portion of securities as AFS by the Company creates capital volatility, the Company's strong capital and liquidity positions suggest that such volatility will not impair the Company's ability to achieve financial objectives.

Source of Funds

No recommendations by regulatory authorities exist which would materially affect liquidity , capital resources or operations. Earning assets are funded by deposits, securities sold under repurchase agreements, long-term debt and shareholders' equity.

The major source of funding for earning assets comes from interest-bearing deposits generated within local markets. Total interest-bearing deposits averaged 91% and 92% of total deposits as of March 31, 1995 and 1994 respectively. Noninterest-bearing deposits provided a secondary funding source.

Securities sold under repurchase agreements ("repos") are not subject to FDIC assessment and generally involve less cost than large certificates of deposit. Repos are high denomination investments utilized by public intities and commercial customers as an important element of their cash management responsibilities.
The Company intends to increase repos and ither short-term borrowings throughtout 1995. Repurchase agreements averaged $8,493,000 for the first three months of 1995, and $5,995,000 in the same period of 1994.

Long-term debt decreased to $7,500,000 at the end of March 31, 1995 as compared to the same period last year. The Company incurred additional debt to consummate the aquisition of Regional Bank in 1991. The Company prepaid $500,000 on long-term debt in the first quarter of 1994.
                            INDIANA UNITED BANCORP

                                   FORM 10-Q

Capital Resources

The Company's total shareholders' equity was $26,089,000 at March
31, 1995, and includes $2,200,000 of preferred stock. The Company redeemed $200,000 of the preferred stock in the first quarter of 1995 and $300,000 in 1994.

The Federal Reserve Bank has adopted risk-based capital quidelines which assign risk weightings to assets and off-balance sheet items. Core capital (Tier 1) consists principally of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the allowance for credit losses. At March 31, 1995, Tier 1 capital to total assets was 8.8% and total capital to total assets was 9.5%. Total capital to risk-adjusted assets was 17.0%, substantially exceeding the requirements of 8%.

The Company declared and paid first quarter common dividends of $.16 per share in 1995 and $.14 in 1994. Book value per common share decreased 2% to $19.10 from $19.55 on March 31, 1994 based on common equity, net of unrealized losses of $950,000 on AFS securities. The net adjustment for AFS securities reduced book value by $.76 at quarter end 1995. Depending on market conditions, the adjustments for AFS securities can cause significant fluctuations in equity and make meaningful comparisons between periods difficult. The dividend payment rate or preferred stock was 6.34% during the past two years. A 10% stock dividend was issued prior to year end to recordholders on December 20, 1994.


Liquidity

The primary obligation of the Company's asset/liability management is maximizing earnings by safely and profitably managing net interest income through responsible development of deposit accounts and deployment of funds. This objective is accomplished by responding to frequent fluctuations in market rates of interest due to changes in economic conditions and consumer demands.

As of March 31, 1995, management met cash outflows for financing activities primarily with cash equivalents and cash provided from operations and investing activities.
                            INDIANA UNITED BANCORP

                                   FORM 10-Q

The objective of the Company's liquidity management is to provide adequate levels of funding to meet unexpected deposit withdrawals and changes in loan demand. This goal is accomplished by maintaining a source of liquidity consisting of payments received from amortizing and maturing assets and the capacity to raise funds through deposits and borrowed funds.

On March 31, 1995, the Company had approximately $197,078,000 in one year interest-sensitive assets, comprised of securities, loans, and time deposits. The Company's main source of funding earning assets came from core deposits. Average core deposits funded approximately 77% of total earning assets at March 31, 1995.

The Company's interest rate sensitivity analysis for the period ended March 31, 1995, appears in the following table. Effective asset and liability management requires the maintenance of a proper ratio between maturing or repriceable interest-earning assets and interest-bearing liabilities. It is the policy of the Company that rate-sensitive assets less rate-sensitive liabilities to total assets be kept within a range of 80% to 130%. The Company desires to maintain a slightly negative gap when rates are declining and a slightly positive gap when rates are increasing.

The Company is currently pursuing a strategy to attain a neutral to a slightly negative gap position in the belief that the current interest rate cycle is near its peak. In any event, the Company does not anticipate that its earnings will be materially impacted in 1995 regardless of the direction interest rates may trend.

 Rate Sensitivity Analysis at March 31, 1995
                                                     Maturing or Repricing

                                                                          Over 3-
                                           3 Months   1 Year    3 Years   5 Years
 Rate-sensitive assets                    $ 85,598  $111,480   $ 41,348  $ 20,360
 Rate-sensitive liabilities                 81,301    78,126     61,525    27,802
 Rate sensitivity gap (assets less        $  4,297  $ 33,354   $(20,177) $( 7,442)
   liabilities)
 Rate sensitivity gap (cum.)              $  4,297  $ 37,651   $ 17,474  $ 10,032
 Percent of total assets (cum.)                1.4%     12.4%       5.8%      3.3%
 Rate-sensitive assets/liabilities (cum.)    105.3%    123.6%     107.9%    104.0%

 *Interest-bearing transaction and savings accounts are not presented as immediately repriceable in the above table.
                            INDIANA UNITED BANCORP

                                   FORM 10-Q

Future Accounting Changes

The Company has determined that it and its subsidiaries have no postretirement or postemployment benefit funding liabilities under SFAS No. 106, Employers Accounting For Postretirement Benefits Other Than Pensions, or SFAS No. 112, Employers Accounting for Postemployment Benefits.

SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, eliminates inconsistencies in the accounting among different types of creditors for loans with similar collection problems by requiring a single method for measuring impaired loans. The Company adopted this standard on January 1, 1995 with no material effect on the Company's financial postion or results of operation.

SFAS No. 116, Accounting for Contributions Received and
Contributions Made, is effective for the Company in 1995. This statement did not have any significant impact upon the Company's financial position or results of operations when adopted.
                                       INDIANA UNITED BANCORP

                                             FORM 10-Q

                                     PART II.  OTHER INFORMATION

                              Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

        20: The Financial Report dated March 31, 1995 and furnished to Registrant's shareholders is attached to this Form 10-Q.

     (b) No report on Form 8-K was filed during the quarter for which this Quarterly Report is filed.

     No other information is required to be filed under Part II of this form.
                               INDIANA UNTIED BANCORP

                                     FORM 10-Q

                                     SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  INDIANA UNITED BANCORP




May 12, 1995                                      By:/s/Robert E. Hoptry
                                                     Robert E. Hoptry
                                                     Chairman and President





May 12, 1995                                      By:/s/Jay B. Fager
                                                     Jay B. Fager
                                                     Chief Financial Officer,
                                                     Treasurer and Principal
                                                     Accounting Officer
                                       INDIANA UNITED BANCORP

                                              FORM 10-Q

                                            EXHIBIT INDEX

                                                                   Page

   20         The Financial Report dated March 31, 1995 and        30-34
              furnished to Registrant's shareholders is attached