Form 10-Q
period 1995-06-30
INDIANA UNITED BANCORP
filed 1995-08-14
CIK 720002

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED        JUNE 30, 1995

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

     As of June 30, 1995 there were outstanding 1,250,897 shares, without par value of the registrant.

                                 INDIANA UNITED BANCORP

                                        FORM 10-Q

                                          INDEX


                                                                         Page
                                                                          No.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                    Consolidated Condensed Balance Sheet.............     3

                    Consolidated Condensed Statement of Income.......     4

                    Consolidated Condensed Statement of Changes in
                    Shareholders' Equity.............................     5

                    Consolidated Condensed Statement of Cash Flows...     6

                    Notes to Consolidated Condensed Financial
                    Statements.......................................    7-9

         Item 2.  Managment's Discussion and Analysis of Financial
                  Condition and Results of Operations..............     10-24

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.................      25

         Signatures................................................      26

                                 INDIANA UNITED BANCORP
                                        FORM 10-Q

                             PART I.  FINANCIAL INFORMATION
                              Item 1.  Financial Statements

                          CONSOLIDATED CONDENSED BALANCE SHEET
                                       (Unaudited)
                                 (Dollars in Thousands)
                                                 June 30        Dec. 31
                                                  1995           1994
ASSETS
  Cash and Due From Banks.................        9,920          8,549
  Interest-bearing Demand Deposits........          100            156
  Federal Funds Sold......................        7,000          2,875
    Cash and Cash Equivalents.............       17,720         11,580
  Interest-bearing Time Deposits..........           47            147
  Securities:
    Available for sale....................       80,139         83,839
    Held to Maturity......................        7,764          8,115
      Total Securities....................       87,903         91,954
  Loans:
    Loans.................................      200,268        194,736
    Less:  Allowance for Loan Losses......        2,722          2,784
      Net Loans...........................      197,546        191,952
  Premises & Equipment....................        5,837          5,460
  Federal Home Loan Bank Stock............        1,138          1,138
  Core Deposit Intangibles................          162            182
  Accrued Interest Receivable.............        1,960          1,896
  Other Real Estate.......................            0            100
  Other Assets............................          898          1,638
      Total Assets........................      313,211        306,047

LIABILITIES
  Deposits:
    Non-Interest Bearing..................       27,673         28,360
    Interest Bearing......................      232,662        233,011
      Total Deposits......................      260,335        261,371
  Short-Term Borrowings...................       15,986         10,801
  Long-Term Debt..........................        6,500          7,500
  Accrued Interest Payable................        1,156            864
  Other Liabilities.......................        1,851          1,229
      Total Liabilities...................      285,828        281,765

SHAREHOLDERS' EQUITY
  Preferred Stock, No Par Value:
    Authorized--400,000 Shares
    Issued and Outstanding-22,000 and
     24,000 Shares........................        2,200          2,400
  Common Stock $1 Stated Value:
    Authorized--3,000,000 Shares
    Issued and Outstanding--1,250,897
     Shares...............................        1,251          1,251
  Paid-In Surplus.........................       10,677         10,677
  Valuation Adj-Securities AFS............          (22)        (2,641)
  Retained Earnings.......................       13,277         12,595
     Total Shareholders' Equity..........        27,383         24,282
      Total Liabilities and
        Shareholders' Equity..............      313,211        306,047

   See notes to consolidated condensed financial statements.

                                 INDIANA UNITED BANCORP

                            CONSOLIDATED STATEMENT OF INCOME
                                       (Unaudited)
                                 (Dollars in Thousands)
                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                                   1995       1994         1995        1994
Interest Income:
  Loans, Including Fees           4,173      3,991          8,148     7,845
  Securities:
    Taxable                       1,360      1,470          2,808     2,997
    Tax-Exempt                       57         57            116       122
  Federal Funds Sold                 66         42             68        65
  Interest-Bearing Deposits           2          6              3         9
      Total Interest Income       5,658      5,566         11,143    11,038
Interest Expense:
  Deposits                        2,560      2,453          4,882     4,983
  Short-Term Borrowings             259         93            530       162
  Long-Term Debt                    167        156            332       297
      Total Interest Expense      2,986      2,702          5,744     5,442
Net Interest Income               2,672      2,864          5,399     5,596
  Provision for Loan Losses           6         42              9        85
Net Interest Income After
  Provision for Loan Losses       2,666      2,822          5,390     5,511
Noninterest Income:
  Securities Gains (Losses)          10       (173)            11      (152)
  Other Operating Income            420        404            769       777
      Total Other Income            430        231            780       625
Noninterest Expense               2,103      2,364          4,266     4,661
Income Before Income Tax            993        689          1,904     1,475

  Less Income Tax Expense           392        272            750       576

  Net Income                        601        417          1,154       899

Per Common Share:
  Net Income                       0.45       0.30           0.86      0.65
  Cash Dividends Declared          0.16       0.15           0.32      0.29
Average Common Shares
  Outstanding                 1,250,897  1,250,897      1,250,897 1,250,897

   See notes to consolidated condensed financial statements.

                               INDIANA UNITED BANCORP

                                      FORM 10-Q

           CONSOLIDATED CONDENSED STATEMENT OF CHANGES TO SHAREHOLDERS' EQUITY
                                       (Unaudited)
                                 (Dollars in Thousands)
                                                     1995         1994
Balance, January 1.............................      24,282      25,203
Net income.....................................       1,154         899
Cumulative effect of change in method of
  accounting for securities....................                     846
Net change in unrealized loss on securities
  available for sale...........................       2,619      (2,281)
Redemption of preferred stock..................        (200)       (300)
Cash Dividends:
  Preferred stock..............................         (73)        (81)
  Common stock.................................        (399)       (330)

Balance, June 30...............................      27,383      23,956

    See notes to consolidated condensed financial statements.

                                 INDIANA UNITED BANCORP

                                        FORM 10-Q

                     CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                       (Unaudited)
                                 (Dollars in Thousands)
                                                         Six Months Ended
                                                              June 30
                                                          1995      1994
Cash Flows From Operating Activities:
  Net Income...................................          1,154       899
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses..................              9        85
    Depreciation and amortization..............            316       324
    Premiums and discounts amortization
      on investment securities.................             35        64
    Accretion of loan and deposit fair
      value adjustments........................             68        69
    Amortization of core deposit intangibles...             20        23
    Securities gains.........................              (11)      152
    Decrease in interest receivable............            (64)       17
    Decrease in interest payable...............            292       (41)
    Other adjustments..........................          1,593        73
      Net cash provided by operating activities          3,412     1,665
Cash Flows From Investing Activities:
  Proceeds from interest-bearing time deposits
    maturities.................................             56        (4)
  Purchases of securities available for sale...         (8,430)  (20,486)
  Proceeds from maturities of securities
    available for sale.........................          1,376    16,218
  Proceeds from sales of securities available
    for sale...................................         10,754    17,719
  Proceeds from maturities of securities held
    to maturity................................            351         0
  Net change in loans..........................         (5,532)   (4,461)
  Purchases of premises and equipment..........           (693)     (141)
  Proceeds from other real estate..............            100       966
  Other investment activities..................          2,269      (624)
      Net cash provided by
        investing activities                               251     9,187

Cash Flows From Financing Activities:
  Net change in:
    Non-interest bearing,NOW, money market and
      savings deposits.........................         (6,629)   (7,989)
    Certificates of deposit....................          5,593   (11,097)
    Short-term borrowings......................          5,185     3,139
    Payments on long-term debt.................         (1,000)     (850)
    Redemption of preferred stock..............           (200)     (300)
    Cash dividends.............................           (472)     (411)
      Net cash provided (used) by financing
          activities...........................          2,477   (17,508)
Net increase (decrease) in Cash and
  Cash Equivalents.............................          6,140    (6,656)
Cash and Cash Equivalents, Beginning of Period.         11,580    15,533
Cash and Cash Equivalents, End of Period.......         17,720     8,877

    See notes to consolidated condensed financial statements.

                            INDIANA UNITED BANCORP


                                   FORM 10-Q

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Table Dollar Amounts in Thousands)

NOTE 1.

The significant accounting policies followed by Indiana United Bancorp ("Company") and its subsidiaries, Union Bank and Trust Company of Indiana ("Union Bank") and Regional Federal Savings Bank ("Regional Bank") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. Effective July 1, 1994 the Company merged Union Bank and Turst Company of Greensburg and Peoples Bank, Portland and named the combined institution Union Bank and Trust Company of Indiana. All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of those expected for the remainder of the year.

NOTE 2.
                                               Gross       Gross     Approximate
                                  Amortized  Unrealized  Unrealized    Market
                                    Cost       Gains       Losses      Value
Securities Available for Sale
   at June 30, 1995
  U.S. Treasury................... $ 3,020  $     10    $      23   $   3,007
  Federal Agencies................   9,868         7          184       9,691
  State and Municipal.............   1,727        13            4       1,736
  Corporate and other securities..   1,444       --            74       1,370
  Mortgage-backed securities......  63,992       706          363      64,335
       Totals..................... $80,051  $    736    $     648   $  80,139

                                                Gross      Gross     Approximate
                                  Amortized  Unrelaized  Unrealized     Market
                                    Cost       Gains       Losses       Value
Securities Available for Sale
   at December 31, 1994
  U.S. Treasury................... $ 3,221             $     138   $   3,083
  Federal Agencies................   9,921 $      6          629       9,298
  State and Municipal.............   2,064       11           15       2,060
  Corporate and other securities..   2,590        2           89       2,503
  Mortgage-backed securities......  70,281       35        3,421      66,895
       Totals..................... $88,077 $     54    $   4,292   $  83,839

                                                              Beyond
                                   Within     1-5     5-10      10
Maturity Distributions at          1 Year    Years    Years    Years    Totals
   June 30, 1995
U.S. Treasury.................... $  996  $ 2,011                     $  3,007
Federal Agencies.................  1,005    8,503  $    183              9,691
State and Municipal..............  1,140      541        55              1,736
Corporate and other securities...    864                     $   506     1,370
Mortgage-backed securities.......    124    5,442     5,078   53,691    64,335
  Totals......................... $4,129  $16,497  $  5,316  $54,197  $ 80,139

Weighted average yields..........   6.21%    5.12%     7.78%    6.39%     6.27%

*Amounts in the tables above are based on scheduled maturity or call dates.

                                 INDIANA UNITED BANCORP


                                       FORM 10-Q

NOTE 3.
                                                 Gross       Gross   Approximate
                                   Amortized   Unrealized  Unrealized  Market
                                     Cost        Gains       Losses    Value
Securities Held to Maturity
   at June 30, 1995
  U.S. Treasury.................. $    --      $    --     $    --  $    --
  Federal Agencies...............    1,100          --           21     1,079
  State and Municipal............    2,838           36         --      2,874
  Corporate and other Securities.      --           --          --       --
  Mortgage-backed securities.....    3,826          115          82     3,859
       Totals.................... $  7,764     $    151    $    103 $   7,812

Securities Held to Maturity
   December 31, 1994

  U.S. Treasury.................. $    --      $    --     $   --   $     --
  Federal Agencies...............    1,100          --          32       1,068
  State and Municipal............    3,012          --          76       2,936
  Corporate and other securities.      --           --         --         --
  Mortgage-backed securities.....    4,003          --         307       3,696
       Totals.................... $  8,115     $    --     $   415  $    7,700

                                                                 Beyond
                                   Within      1-5     5-10       10
Maturity Distribution at           1 Year     Years    Years     Years   Totals
   June 30, 1995
  U.S. Treasury.................. $   --    $   --    $   --   $   --  $   --
  Federal Agencies...............     --      1,100       --       --    1,100
  State and Municipal............     322       770     1,746      --    2,838
  Corporate and other securities.     --        --        --       --      --
  Mortgage-backed securities.....     --        111        59    3,656   3,826
    Totals....................... $   322   $ 1,981   $ 1,805  $ 3,656 $ 7,764

  Weighted average yields........    6.55%     6.03%     7.24%    6.55%   6.58%

                                       INDIANA UNITED BANCORP

                                              FORM 10-Q

NOTE 4.
                                                   June 30         December 31
                                                    1995               1994
Loans:
  Commercial..............................       $  10,813          $    7,595
  Agricultural production financing
    and other loans to farmers............          10,144               7,859
  Farm real estate........................          29,670              28,358
  Commercial real estate mortgage.........          24,217              25,619
  Residential real estate mortgage........          99,848             101,455
  Construction and development............           7,220               7,161
  Consumer................................          16,165              13,870
  Government guaranteed loans purchased...           2,191               2,819
    Total loans...........................       $ 200,268          $  194,736



Underperforming loans:
  Nonaccruing loans                              $   1,089          $    1,030
  Accruing loans contractually past
    due 90 days or more as to principal
    or interest payments                                78                 113
  Restructured loans                                   --                  --


NOTE 5.


Deposits:
  Noninterest bearing                            $  27,673          $   28,360
  NOW accounts                                      31,617              35,085
  Money market deposit accounts                     33,919              39,550
  Savings                                           26,791              23,857
  Certificates of deposit $100,000 or more          20,084              16,420
  Other certificates and time deposits             120,251             118,099
    Total deposits                               $ 260,335          $  261,371


NOTE 6.


Short-Term Borrowings:
  Federal funds purchased
  Securities sold under
    repurchase agreements                        $  11,163          $    9,977
  U.S. Treasury demand notes                         1,823                 824
  Federal Home Loan Bank Advances                    3,000                 --
    Total short-term borrowings                  $  15,986          $   10,801

                            INDIANA UNITED BANCORP

                                  FORM 10-Q


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Indiana United Bancorp is headquartered in Greensburg, Indiana and is presently engaged in conducting banking business through the twelve offices of its subsidiaries. The Company and the subsidiary banks are subject to applicable federal and state laws as well as regulations of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision and the Indiana Department of Financial Institutions.

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

The plan was revised in 1994 to include the adoption during the first half of 1995 of a sales philosophy supported by a performance based employee incentive program. The dynamics of the plan assure continually evolving objectives, and the extent of the Company's success will depend upon how well it anticipates and responds to competitive changes within its markets, the interest rate environment and other external forces.

                            INDIANA UNITED BANCORP

                                   FORM 10-Q

Results of Operations

Second quarter 1995 income increased 44.1% to $601,000 as compared to the same quarter last year. Earnings for the first half of 1995 increased 28.4% to $1,154,000 as compared to the same period in 1994. Gross gains on the sale of securities of20202 $10,000 were realized in the second quarter of 1995 as compared to gross losses of $173,000 in the same prior year period. Non-interest income in the first half of 1995 has been somewhat negatively impacted by the restructuring and relocation of the Company's Jay County insurance operations. The reduction in non-interest expense reflects a portion of the annual savings expected to be fully realized in 1995 and beyond due to the merger of Union Bank and Peoples Bank in mid 1994 and the sale of Regional Bank's branches in late 1994.

Net income per common share was $.45 in the second quarter of 1995 compared to $.30 for the same period in 1994. Per share earnings for the first half of 1995 and 1994 were $.86 and $.65
respectively.   The Company's second quarter return on average
total assets was .79% in 1995 and .49% in 1994. Year-to-date return on average total assets was .76% and .53% for 1995 and 1994.
Return on average shareholders' equity was 9.23% and 6.87% for the second quarter of 1995 and 1994 respectively. Year-to-date return on average shareholders' equity was 9.21% and 7.26% respectively for 1995 and 1994.

Net Interest Income

Net interest income is influenced by the volume and net yield of earning assets and the cost of interest-bearing liabilities. Net interest margin reflects the mix of interest-bearing and non-interest bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Net interest income of $5,399,000 in the first half of 1995 decreased $197,000 from $5,596,000 in the first half of 1994, a decline of 3.5%.

In the first six months of 1995, the Company's net interest margin was 3.74% compared to 3.45% in the same 1994 period, reflecting an increase of 29 basis points. Several changes in the investment portfolio were made primarily in the first half of 1994 to improve portfolio duration and reduce extension risk. Yield improvement began to impact earnings in the last half of 1994 and has continued somewhat in 1995.

The Company has traditionally offered low-rate loans to attract high performance borrowers. The Company has prospered under this philosophy and loan quality measurements have consistently exceeded peer group averages. Conversely, the Company's net interest margin has consistently not attained peer group average.

                 INDIANA UNITED BANCORP

                       FORM 10-Q


Provision for Loan Losses

The determination of the provision in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions and the amount of loans outstanding. Net charge-offs increased in the second quarter of 1995 compared to the similar 1994 period. Net charge-offs of $71,000 were realized compared to $11,000 in net recoveries for the same period in 1994. Further analysis is provided in the following tables.

Summary of Allowance for Loan Losses
(Dollars in Thousands)
                                            1995      Year Ended
                                            thru     December 31,
                                           June 30        1994
Balance at beginning of period              $2,784      $2,682
Chargeoffs:
  Commercial                                    53           6
  Real-estate mortgage                          38          65
  Installment                                   10          21
     Total chargeoffs                          101          92
Recoveries:
  Commercial                                     1          37
  Real-estate mortgage                          27          15
  Installment                                    2          27
     Total recoveries                           30          79
Net  Chargeoffs                                 71          13
Provision for loan losses                        9         115
Balance at end of period                    $2,722      $2,784

Ratio of net chargeoffs to average
  loans outstanding during the period          .04%        .01%
Ratio of provision for loan losses to average
  loans outstanding during the period          --          .06%
Ratio of allowance to total loans at
  end of period                               1.36%       1.43%

                            INDIANA UNITED BANCORP

                                   FORM 10-Q

Allocation of the Allowance for Loan Losses
(Dollars in Thousands)

                                June 30, 1995    December 31, 1994
                               Amount  Percent    Amount  Percent
Real estate:
  Residential                $   139     5%      $   146      5%
  Agricultural                    15    --            14      1
  Commercial                     620    23           702     25
  Construction and development    80     3            52      2
     Total real estate           854    31           914     33

Commercial:
  Agribusiness                   127     5           151      5
  Other commercial               135     5           131      5
    Total commercial             262    10           282     10

Consumer                          81     3            66      2
Unallocated                    1,525    56         1,522     55

    Total                    $ 2,722   100%      $ 2,784    100%

                            INDIANA UNITED BANCORP

                                   FORM 10-Q


Noninterest Income

Noninterest income increased $155,000 or 25% in the first six months of 1995 as compared to 1994, primarily due to gains on the sale of investment securities as compared to net losses in 1994. Insurance income decreased $20,000 or 7% from the previous year first six months. In mid 1994, Jay County insurance operations were completely restructured and relocated to a remodeled full service branch office. As a result of these disruptions, the volume of insurance commissions have declined. Trust fees for the first six months have remained stable as compared to the prior year. Estate administration represents a substantial portion of trust income and the level of estate assets administered may cause total trust income to flucuate significantly. Service charges on deposit accounts decreased $22,000 or 9% as compared to the same period last year due to higher earnings credits in 1995 offsetting account charges on commercial accounts. Other noninterest income increased 31% to $188,000.

Net gains on sales of investment securities were $11,000 for the first six months of 1995 compared to a $152,000 loss in 1994. The sale of securities in 1995 for the first six months resulted in $156,000 in gross gains and $145,000 in gross losses. In the same period for 1994, $24,000 in gross gains had been recognized and $176,000 in gross losses. Since the market value of the investment portfolio has increased dramatically since year end 1994, any additional sales will likely not result in any material gains or losses. The Company and its subsidiaries do not speculate in the junk bond market.

(Dollars in Thousands)              1995                1994

                             2nd Qtr.  1st Half  2nd Qtr.  1st Half
Insurance commissions          $ 155    $  258    $  150    $  278
Turst fees                        50       100        54       110
Service charges on deposit
  accounts                       114       223       124       245
Gains (losses) on sales of
  securities                      10        11      (173)     (152)
Other income                    101       188        76       144
                              $  430    $  780    $  231    $  625

                            INDIANA UNITED BANCORP

                                   FORM 10-Q

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS
(Taxable Equivalent Basis)*<F1>      Six Months Ended
                                      June 30, 1995          June 30, 1994
                                 Avg.          Yield/    Avg.          Yield/
                                 Bal. Interest  Rate     Bal. Interest  Rate
ASSETS
  Interest-bearing deposits      147       3   4.12%      530      9    3.42%
  Federal funds sold           2,262      68   6.06%    3,625     65    3.62%
Securities:
    Taxable                   90,191   2,808   6.23%  112,361  2,997    5.33%
    Tax-exempt                 4,641     166   7.15%    4,568    185    8.10%
    Total securities          94,832   2,974   6.27%  116,929  3,182    5.44%
  Loans:**<F2>
    Commercial                63,566   2,956   9.38%   65,523  2,760    8.49%
    Real estate mortgage     115,404   4,252   7.37%  124,194  4,256    6.85%
    Installment               14,532     831  11.53%   14,029    740   10.55%
    Government guaranteed
      loans purchased          2,633     109   8.35%    3,171     89    5.66%
    Total loans              196,135   8,148   8.34%  206,917  7,845    7.61%
    Total earning assets     293,376  11,193   7.69%  328,001 11,101    6.80%
  Allowance for loan losses  (2,733)                  (2,727)
  Unrealized losses on
      securities             (1,920)                      (5)
  Cash and due from banks     7,426                    7,710
  Premises and equipment      5,658                    6,530
  Other assets                3,342                    4,609
    Total assets            305,149                  344,118
LIABILITIES
  Interest bearing deposits:
    NOW and Super NOW
      accounts                31,157     418   2.71%   36,530    412   2.27%
    Money market investment
      accounts                36,213     639   3.56%   45,336    600   2.67%
    Savings                   25,070     391   3.15%   29,415    376   2.58%
    Certificates of deposit
      and other time
      deposits               134,808   3,434   5.14%  161,639  3,595   4.49%
    Total interest bearing
      deposits               227,248   4,882   4.33%  272,920  4,983   3.68%
  Short-term borrowings       17,788     530   6.01%    9,836    162   3.32%
  Long-term debt               7,411     332   9.03%    9,118    297   6.57%
    Total interest bearing
      liabilities            252,447   5,744   4.59%  291,874  5,442   3.76%
  Noninterest bearing demand
    deposits                  23,837                   23,526
  Other liabilities            2,894                    3,451
    Total liabilities        279,178                  318,851
Shareholders' equity          25,971                   25,267
    Total liabilities and<F3>                    ***
      shareholders' equity   305,149   5,744   3.95%  344,118  5,442   3.35%
    Net interest income                5,449   3.74%           5,659   3.45%
Adjustment to convert tax exempt
securities and loans to a fully
taxable equivalent basis using
a marginal rate of 34%                  50                      63

<F1>*    Adjusted to reflect income related to securities and loans exempt from
         Federal income taxes reduced by nondeductible portion on interest expenses.
<F2>**   Nonaccruing loans have deen included in the average balances.
<F3>***  Total interest expense divided by total earning assets.

                            INDIANA UNITED BANCORP

                                   FORM 10-Q

Noninterest Expenses

Personnel expenses have decreased $126,000 or approximately 5% in the first half of 1995 as compared to the same period in 1994. Personnel expense reductions experienced with the merging of Union Bank and Peoples Bank and the sale of Regional Bank's branches have been partially negated by additional staffing needed in the new branches by both organizations. The Company and its subsidiaries have determined they have no postretirement or postemployment benefit funding liability.

Professional fees decreased $109,000 in 1995 compared to the prior year first six months due to a reduction in amounts paid to the investment advisor retained by the Company in 1994. Deposit insurance was $59,000 less in 1995 than the same six month period last year due to a lower volume of deposits on which the insurance premium is calculated. All subsidiaries are currently in the lowest risk category and are assessed at the lowest rate. The FDIC has recently adopted a rule that will reduce premiums by 82.6% for deposit insurance paid for by commercial banks. This decrease translates into an annual savings of approximately $300,000. The FDIC has also decided to retain the current premium rates paid by thrift institutions, and is currently evaluating several proposals for the recapitalization of SAIF. The impact of these proposals on the Company has yet to be determined. All other noninterest expenses decreased $101,000 in the first six months of 1995 as compared to the prior year period, primarily as a result of reductions in various other expense categories as the efficiencies of the merger and effects of the branch sales are realized.

(Dollars in Thousands)               1995               1994

                                         1st                 1st
                               2nd Qtr  Half       2nd Qtr  Half
Salaries and employee          $1,113  $2,242      $1,182  $2,368
 benefits
Premises and equipment            369     750         390     770
 expenses
Professional fees                  53     116         147     225
Amortization of core deposit
 intangibles                       10      20          11      23
Deposit insurance/supervisory     161     322         190     381
 assessment
Stationary, printing, supplies     78     151          89     172
Insurance                          33      68          35      70
Postage                            48      98          53     110
Other operating expenses          238     499         267     542
                               $2,103  $4,266      $2,364  $4,661

                            INDIANA UNITED BANCORP

                                   FORM 10-Q

Income Taxes

Income tax expense for the first six months of 1995 was $750,000 compared to $576,000 for the same period in 1994, and the effective tax rates are approximately 39% for both years.

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

In the first half of 1995 assets decreased to $313,211,000 from $336,948,000 at June 30, 1994. Assets averaged $305,149,000, a decrease of $38,969,000 from the first six months of 1994. Assets declined at both subsidiaries because the Company chose not to acquire deposits at interest rates offering unacceptable margins to fund investment activities. Consequently, new deposit pricing strategies resulted in reduced deposit and investment totals.

Average earning assets represented 95% of average total assets for both periods.

                            INDIANA UNITED BANCORP

                                   FORM 10-Q


Average interest-bearing deposits decreased $45,672,000 or 17% in the first half of 1995 compared to 1994, as a result of revised deposit pricing strategies and the sale of branches. Time deposits obtained within the local markets provide the primary source of funding for earning assets. Noninterest-bearing demand deposits have remained stable for both 1995 and 1994 periods. Long-term debt of $6,500,000 is the Company's loan for the purchase of Regional Bank and Union Bank and is secured by the capital stock of the Company's subsidiaries. The Company prepaid $625,000 of the long-term debt in June 1995. Interest is variable with the lender's prime rate. The Company believes it has complied with all terms and covenants of the loan agreement.

Shareholders' equity at June 30, 1995 is greatly impacted by the Company's decision to categorize a large portion of its securities portfolio as "available for sale" under accounting rules adopted January 1, 1994. Securities in this category are carried at market value, and shareholders' equity is adjusted to reflect unrealized gains and losses.

Shareholders' equity was $27,383,000 on June 30, 1995, compared to $23,956,000 in 1994. Book value per common share increased to $20.13 or 17% from $17.23 at June 30, 1994. The unrealized loss on securities available for sale after tax effect totaled $22,000 or $.02 per share on June 30, 1995. Excluding the net unrealized loss on securities available for sale, book value per share was $20.15 or an increase of 9.6% over the book value at June 30, 1994. A 10% common stock dividend was issued to shareholders of record in December 1994. The Company redeemed $200,000 of its preferred stock in 1995 and $300,000 in 1994. The Company may redeem additional preferred stock later in 1995.


Loans and Credit Risk Management

Loans remain the Company's largest concentration of assets and continue to represent the greatest risk. The Company's commercial banking subsidiaries have observed conservative loan underwriting standards for several years, historically resulting in high levels of loan quality and nominal net chargoffs as measured against peer group averages. Total loans at June 30, 1995 were $200,268,000, a decrease of $9,701,000 or 4.6% as compared to June 30, 1994.

                            INDIANA UNITED BANCORP

                                   FORM 10-Q


Underperforming assets, including $1,167,000 in nonaccrual, restructured and certain other loans, and zero in other real estate owned, totaled $1,167,000 at June 30, 1995, compared to $259,000 and $969,000 at June 30, 1994. Underperforming loans of the Company as of June 30, 1995 were .6% of total loans, approaching its pre-acquisition loan quality standards.

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

                            INDIANA UNITED BANCORP

                                   FORM 10-Q


A management watch list of loans warranting either the assignment of a specific reserve amount or other special administrative attention is also reviewed monthly, as are all classified loans, nonaccrual loans and loans delinquent 30 days or more. The allowance for loan losses as of June 30, 1995 is considered adequate by management.


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

As of June 30, 1995 the Company has designated $7,764,000 in HTM securities, confirming its interest and ability to hold to maturity. HTM securities are carried at amortized cost.

At the end of the first half of 1995, the Company classified $80,139,000 or 92% of total securities as AFS. In the same period last year, $102,652,000 in securities were designated as AFS representing approximately 93% of total securities. AFS securities are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

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


Source of Funds


No recommendations by regulatory authorities exist which would materially affect liquidity, capital resources or operations. Earning assets are funded by deposits, securities sold under repurchase agreements, long-term debt and shareholders' equity.

The major source of funding for earning assets comes from interest-bearing deposits generated within local markets. Total interest-bearing deposits averaged 91% and 92% of total deposits as of June 30, 1995 and 1994 respectively. Noninterest-bearing deposits provided a secondary funding source.

Securities sold under repurchase agreements ("repos") are not subject to FDIC assessment and generally involve less cost than large certificates of deposit. Repos are high denomination investments utilized by public entities and commercial customers as an important element of their cash management responsibilities.
The Company intends to increase repos and other short-term borrowings throughout 1995. Repurchase agreements averaged $9,492,000 for the first six months of 1995, and $7,635,000 in the same period of 1994.

Long-term debt decreased to $6,500,000 at the end of June 30, 1995, a $2,025,000 decrease as compared to the same period last year.
The Company incurred additional debt to consummate the aquisition of Regional Bank in 1991. The Company prepaid $625,000 on long-term debt in the first half of 1995 and $500,000 in the first half of 1994.

                            INDIANA UNITED BANCORP

                                   FORM 10-Q


Capital Resources

The Company's total shareholders' equity was $27,383,000 at June
30, 1995, and includes $2,200,000 of preferred stock. The Company redeemed $200,000 of the preferred stock in the first quarter of 1995 and $300,000 in 1994.

The Federal Reserve Bank has adopted risk-based capital quidelines which assign risk weightings to assets and off-balance sheet items. Core capital (Tier 1) consists principally of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the allowance for credit losses. At June 30, 1995, Tier 1 capital to total assets was 8.6% and total capital to total assets was 9.3%. Total capital to risk-adjusted assets was 16.5%, substantially exceeding the requirements of 8%.

The Company declared and paid second quarter common dividends of $.16 per share in 1995 and $.15 in 1994. Book value per common share increased 17% to $20.13 from $17.23 on June 30, 1994 based on common equity, net of unrealized losses of $22,000 on AFS securities. The net adjustment for AFS securities reduced book value by $.02 at June 30, 1995. Depending on market conditions, the adjustments for AFS securities can cause significant fluctuations in equity and make meaningful comparisons between periods difficult. The dividend payment rate on preferred stock was 6.34% during the past two years. A 10% stock dividend was issued prior to year end to recordholders on December 20, 1994.


Liquidity

The primary obligation of the Company's asset/liability management is maximizing earnings by safely and profitably managing net interest income through responsible development of deposit accounts and deployment of funds. This objective is accomplished by responding to frequent fluctuations in market rates of interest due to changes in economic conditions and consumer demands.

As of June 30, 1995, management increased cash and cash equivalents with cash inflows from operating, investing and financing activities.

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

On June 30, 1995, the Company had approximately $204,409,000 in one year interest-sensitive assets, comprised of securities, loans, and time deposits. The Company's main source of funding earning assets came from core deposits. Average core deposits funded approximately 77% of total earning assets at June 30, 1995.

The Company's interest rate sensitivity analysis for the period ended June 30, 1995, appears in the following table. Effective asset and liability management requires the maintenance of a proper ratio between maturing or repriceable interest-earning assets and interest-bearing liabilities. It is the policy of the Company that rate-sensitive assets less rate-sensitive liabilities to total assets be kept within a range of 80% to 130%. The Company desires to maintain a slightly negative gap when rates are declining and a slightly positive gap when rates are increasing.

The Company is currently pursuing a strategy to attain a neutral to a slightly negative gap position in the belief that the current interest rate cycle is near its peak. In any event, the Company does not anticipate that its earnings will be materially impacted in 1995 regardless of the direction interest rates may trend.

 Rate Sensitivity Analysis at June 30, 1995
                                                     Maturing or Repricing

                                                                       Over 3-
                                         3 Months   1 Year    3 Years   5 Years
 Rate-sensitive assets                   $84,372  $120,037   $ 39,709  $ 21,569
 Rate-sensitive liabilities               77,482    82,789     65,156    28,212
 Rate sensitivity gap (assets less       $ 6,890  $ 37,248   $(25,447) $( 6,643)
   liabilities)
 Rate sensitivity gap (cum.              $ 6,890  $ 44,138   $ 18,691  $ 12,048
 Percent of total assets (cum.)              2.2%     14.1%       6.0%      3.8%
 Rate-sensitive assets/liabilities (cum.)  108.9%    127.5%     108.3%    104.8%

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

        20: The Financial Report dated June 30, 1995 and furnished to Registrant's shareholders is attached to this Form 10-Q.

     (b) No report on Form 8-K was filed during the quarter for which this Quarterly Report is filed.

     No other information is required to be filed under Part II of this form.

                               INDIANA UNITED BANCORP

                                     FORM 10-Q

                                     SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  INDIANA UNITED BANCORP




August 11, 1995                                   By:/s/Robert E. Hoptry
                                                     Robert E. Hoptry
                                                     Chairman and President





August 11, 1995                                   By:/s/Jay B. Fager
                                                     Jay B. Fager
                                                     Chief Financial Officer,
                                                     Treasurer and Principal
                                                     Accounting Officer

                                       INDIANA UNITED BANCORP

                                              FORM 10-Q

                                            EXHIBIT INDEX

                                                                   Page

   20         The Financial Report dated June 30, 1995 and         28-32
              furnished to Registrant's shareholders is attached