Form 10-Q
period 1995-09-30
INDIANA UNITED BANCORP
filed 1995-11-14
CIK 720002

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED        SEPTEMBER 30, 1995

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

     As of September 30, 1995 there were outstanding 1,250,897 shares, without par value of the registrant.

                                 INDIANA UNITED BANCORP

                                        FORM 10-Q

                                          INDEX


                                                                         Page
                                                                          No.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                    Consolidated Condensed Balance Sheet.............     3

                    Consolidated Condensed Statement of Income.......     4

                    Consolidated Condensed Statement of Changes in
                    Shareholders' Equity.............................     5

                    Consolidated Condensed Statement of Cash Flows...     6

                   Notes to Consolidated Condensed Financial
                    Statements.......................................    7-9

         Item 2.  Managment's Discussion and Analysis of Financial
                  Condition and Results of Operations..............     10-25

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.................      26

         Signatures................................................      27

                                 INDIANA UNITED BANCORP
                                        FORM 10-Q

                             PART I.  FINANCIAL INFORMATION
                              Item 1.  Financial Statements

                          CONSOLIDATED CONDENSED BALANCE SHEET
                                       (Unaudited)
                                 (Dollars in Thousands)
                                                 Sep. 30        Dec. 31
                                                  1995           1994
ASSETS
  Cash and Due From Banks.................        8,247          8,549
  Interest-bearing Demand Deposits........          100            156
  Federal Funds Sold......................        3,457          2,875
    Cash and Cash Equivalents.............       11,822         11,580
  Interest-bearing Time Deposits..........            0            147
  Securities:
    Available for Sale....................       74,850         83,839
    Held to Maturity......................        7,868          8,115
      Total Securities....................       82,718         91,954
  Loans:
    Loans.................................      204,574        194,736
    Less:  Allowance for Loan Losses......        2,720          2,784
      Net Loans...........................      201,854        191,952
  Premises & Equipment....................        5,937          5,460
  Federal Home Loan Bank Stock............        1,138          1,138
  Core Deposit Intangibles................          152            182
  Accrued Interest Receivable.............        1,966          1,896
  Other Real Estate.......................            0            100
  Other Assets............................          680          1,638
      Total Assets........................      306,267        306,047

LIABILITIES
  Deposits:
    Non-Interest Bearing..................       22,978         28,360
    Interest Bearing......................      233,128        233,011
      Total Deposits......................      256,106        261,371
  Short-Term Borrowings...................       13,294         10,801
  Long-Term Debt..........................        6,500          7,500
  Accrued Interest Payable................        1,314            864
  Other Liabilities.......................        1,661          1,229
      Total Liabilities...................      278,875        281,765

SHAREHOLDERS' EQUITY
  Preferred Stock, No Par Value:
    Authorized--400,000 Shares
    Issued and Outstanding-20,000 and
     24,000 Shares........................        2,000          2,400
  Common Stock $1 Stated Value:
    Authorized--3,000,000 Shares
    Issued and Outstanding--1,250,897
     Shares...............................        1,251          1,251
  Paid-In Surplus.........................       10,677         10,677
  Valuation Adj-Securities AFS............         (195)        (2,641)
  Retained Earnings.......................       13,659         12,595
     Total Shareholders' Equity..........        27,392         24,282
      Total Liabilities and
        Shareholders' Equity..............      306,267        306,047

   See notes to consolidated condensed financial statements.

                                 INDIANA UNITED BANCORP

                       CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                       (Unaudited)
                                 (Dollars in Thousands)
                                 Three Months Ended        Nine Months Ended
                                  September 30               September 30
                                  1995       1994         1995        1994
Interest Income:
  Loans, Including Fees           4,362      4,070         12,510    11,915
  Securities:
    Taxable                       1,286      1,506          4,094     4,503
    Tax-Exempt                       50         69            166       191
  Federal Funds Sold                 84         11            152        76
  Interest-Bearing Deposits           2          4              5        13
      Total Interest Income       5,784      5,660         16,927    16,698
Interest Expense:
  Deposits                        2,713      2,455          7,595     7,438
  Short-Term Borrowings             205        151            735       313
  Long-Term Debt                    142        162            474       459
      Total Interest Expense      3,060      2,768          8,804     8,210
Net Interest Income               2,724      2,892          8,123     8,488
  Provision for Loan Losses           9         30             18       115
Net Interest Income After
  Provision for Loan Losses       2,715      2,862          8,105     8,373
Noninterest Income:
  Securities Gains (Losses)           5          0             16      (152)
  Other Operating Income            329        369          1,098     1,146
      Total Noninterest Income      334        369          1,114       994
Noninterest Expense               2,003      2,304          6,269     6,965
Income Before Income Tax          1,046        927          2,950     2,402

  Less Income Tax Expense           417        358          1,166       934

  Net Income                        629        569          1,784     1,468

Per Common Share:
  Net Income                       0.47       0.42           1.34      1.08
  Cash Dividends Declared          0.17       0.15           0.49      0.44
Average Common Shares
  Outstanding                 1,250,897  1,250,897      1,250,897 1,250,897

   See notes to consolidated condensed financial statements.

                               INDIANA UNITED BANCORP

                                      FORM 10-Q

           CONSOLIDATED CONDENSED STATEMENT OF CHANGES TO SHAREHOLDERS' EQUITY

                                       (Unaudited)

                                 (Dollars in Thousands)
                                                     1995         1994
Balance, January 1.............................      24,282      25,203
Net income.....................................       1,784       1,468
Net change in unrealized loss on securities
  available for sale...........................       2,446      (1,635)
Redemption of preferred stock..................        (400)       (300)
Cash Dividends:
  Preferred stock..............................        (108)       (119)
  Common stock.................................        (612)       (500)

Balance, September 30..........................      27,392      24,117

    See notes to consolidated condensed financial statements.

                                 INDIANA UNITED BANCORP


                                        FORM 10-Q

                     CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                       (Unaudited)
                                 (Dollars in Thousands)
                                                        Nine Months Ended
                                                          September 30
                                                          1995      1994
Cash Flows From Operating Activities:
  Net income...................................          1,784     1,468
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses..................             18       115
    Depreciation and amortization..............            475       494
    Premiums and discounts amortization
      on investment securities.................             56        94
    Accretion of loan and deposit fair
      value adjustments........................            139       103
    Amortization of core deposit intangibles...             30        34
    Securities gains.........................              (16)      152
    Decrease in interest receivable............            (70)      (27)
    Decrease in interest payable...............            450       (44)
    Other adjustments..........................            775       618
      Net cash provided by operating activities          3,641     3,007

Cash Flows From Investing Activities:
  Proceeds from interest-bearing time deposits
    maturities.................................            147        93
  Purchases of securities available for sale...         (6,064)  (22,198)
  Proceeds from maturities of securities
    available for sale.........................          5,274    23,444
  Proceeds from sales of securities available
    for sale...................................          9,779    17,796
  Purchase of securities held to maturity......           (324)        0
  Proceeds from maturities of securities held
    to maturity................................            571         0
  Net change in loans..........................         (9,838)   (7,247)
  Purchases of premises and equipment..........           (952)     (274)
  Proceeds from other real estate..............            100     1,576
  Other investment activities..................          2,800    (1,397)
      Net cash provided by
        investing activities                             1,493    11,793

Cash Flows From Financing Activities:
  Net change in:
    Non-interest bearing,NOW, money market and
      savings deposits.........................        (10,396)  (14,646)
    Certificates of deposit....................          5,131   (14,483)
    Short-term borrowings......................          2,493     9,092
    Payments on long-term debt.................         (1,000)     (925)
    Redemption of preferred stock..............           (400)     (300)
    Cash dividends.............................           (720)     (619)
      Net cash used by financing
          activities...........................         (4,892)  (21,881)
Net increase (decrease) in Cash and
  Cash Equivalents.............................            242    (7,081)
Cash and Cash Equivalents, Beginning of Period.         11,580    15,533
Cash and Cash Equivalents, End of Period.......         11,822     8,452

    See notes to consolidated condensed financial statements.

                            INDIANA UNITED BANCORP


                                   FORM 10-Q

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Table Dollar Amounts in Thousands)

NOTE 1.

The significant accounting policies followed by Indiana United Bancorp ("Company") and its subsidiaries, Union Bank and Trust Company of Indiana ("Union Bank") and Regional Federal Savings Bank ("Regional Bank") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. Effective July 1, 1994 the Company merged Union Bank and Turst Company of Greensburg and Peoples Bank, Portland and named the combined institution Union Bank and Trust Company of Indiana. All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of those expected for the remainder of the year.

NOTE 2.
                                                  Gross       Gross      Approximate
                                   Amortized    Unrealized  Unrealized     Market
                                     Cost         Gains       Losses       Value
Securities Available for Sale
   at September 30, 1995
  U.S. Treasury................... $  3,018    $      6    $      23    $   3,001
  Federal Agencies................    8,808           2          194        8,616
  State and Municipal.............      910           7            2          915
  Corporate and other securities..      532         --            67          465
  Mortgage-backed securities......   61,775         599          521       61,853
       Totals..................... $ 75,043    $    614    $     807    $  74,850

                                                   Gross      Gross      Approximate
                                   Amortized    Unrelaized  Unrealized      Market
                                     Cost         Gains       Losses       Value

Securities Available for Sale
   at December 31, 1994
  U.S. Treasury................... $  3,221                $     138    $   3,083
  Federal Agencies................    9,921    $      6          629        9,298
  State and Municipal.............    2,064          11           15        2,060
  Corporate and other securities..    2,590           2           89        2,503
  Mortgage-backed securities......   70,281          35        3,421       66,895
       Totals..................... $ 88,077    $     54    $   4,292    $  83,839

                                                                   Beyond
                                    Within       1-5       5-10      10
                                    1 Year      Years      Years    Years    Totals
Maturity Distributions at
   September 30, 1995

U.S. Treasury.................... $   997    $ 2,004                       $  3,001
Federal Agencies.................       2      8,449    $    165              8,616
State and Municipal..............     560        229          56                915
Corporate and other securities...                                 $   465       465
Mortgage-backed securities.......     115      6,046       4,000   51,692    61,853
  Totals......................... $ 1,674    $16,798    $  4,221  $52,157  $ 74,850

Weighted average yields..........    6.48%      5.16%       7.97%    6.50%     6.34%

*Amounts in the tables above are based on scheduled maturity or call dates.

                                 INDIANA UNITED BANCORP


                                       FORM 10-Q

NOTE 3.
                                                   Gross        Gross     Approximate
                                    Amortized    Unrealized   Unrealized     Market
                                      Cost         Gains        Losses       Value
Securities Held to Maturity
   at September 30, 1995
  U.S. Treasury.................. $     --       $    --      $    --     $    --
  Federal Agencies...............     1,100           --            34        1,066
  State and Municipal............     3,161            62          --         3,223
  Corporate and other Securities.       --            --           --          --
  Mortgage-backed securities.....     3,607            87           74        3,620
       Totals.................... $   7,868      $    149     $    108    $   7,909


Securities Held to Maturity
   December 31, 1994

  U.S. Treasury.................. $     --       $    --      $   --      $     --
  Federal Agencies...............     1,100           --           32          1,068
  State and Municipal............     3,012           --           76          2,936
  Corporate and other securities.       --            --          --            --
  Mortgage-backed securities.....     4,003           --          307          3,696
       Totals.................... $   8,115     $     --      $   415     $    7,700

                                                                 Beyond
                                   Within      1-5     5-10       10
                                   1 Year     Years    Years     Years      Totals
Maturity Distribution at
   September 30, 1995

  U.S. Treasury.................. $   --    $   --    $   --   $   --     $   --
  Federal Agencies...............     --      1,100       --       --       1,100
  State and Municipal............     322       906     1,933      --       3,161
  Corporate and other securities.     --        --        --       --         --
  Mortgage-backed securities.....     --         74       --     3,533      3,607
    Totals....................... $   322   $ 2,080   $ 1,933  $ 3,533    $ 7,868

  Weighted average yields........    6.55%     6.05%     7.33%    6.52%      6.60%

                                       INDIANA UNITED BANCORP


                                              FORM 10-Q

NOTE 4.
                                                   Sep. 30            December 31
                                                    1995                  1994
Loans:
  Commercial..............................       $  11,354             $    7,595
  Agricultural production financing
    and other loans to farmers............          10,637                  7,859
  Farm real estate........................          29,033                 28,358
  Commercial real estate mortgage.........          25,141                 25,619
  Residential real estate mortgage........         100,847                101,455
  Construction and development............           7,596                  7,161
  Consumer................................          17,832                 13,870
  Government guaranteed loans purchased...           2,134                  2,819
    Total loans...........................       $ 204,574             $  194,736



Underperforming loans:
  Nonaccruing loans                              $   1,385             $    1,030
  Accruing loans contractually past
    due 90 days or more as to principal
    or interest payments                                33                    113
  Restructured loans                                   --                     --


NOTE 5.


Deposits:
  Noninterest bearing                            $  22,978             $   28,360
  NOW accounts                                      29,936                 35,085
  Money market deposit accounts                     34,779                 39,550
  Savings                                           28,540                 23,857
  Certificates of deposit $100,000 or more          20,796                 16,420
  Other certificates and time deposits             119,077                118,099
    Total deposits                               $ 256,106             $  261,371


NOTE 6.


Short-Term Borrowings:
  Federal funds purchased                        $    --               $     --
  Securities sold under
    repurchase agreements                            9,346                  9,977
  U.S. Treasury demand notes                         1,948                    824
  Federal Home Loan Bank Advances                    2,000                    --
    Total short-term borrowings                  $  13,294             $   10,801

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

Strategic Plan

In late 1993, the Company formulated a strategic plan ("plan") designed to improve the Company's financial performance, increase its competitive ability and enhance long-term shareholder value. The plan is premised on the belief of the Company's board of directors that the Company can best promote long-term shareholder interests by continuing as an independently owned community banking organization.

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

The plan was revised in mid-1994 to include the adoption during the first half of 1995 of a sales philosophy supported by a performance based employee incentive program. The dynamics of the plan assure continually evolving objectives, and the extent of the Company's success will depend upon how well it anticipates and responds to competitive changes within its markets, the interest rate environment and other external forces.

                       INDIANA UNITED BANCORP

                                   FORM 10-Q


Results of Operations

Third quarter 1995 income increased 10.5% to $629,000 as compared to the same quarter last year. Earnings for the first nine months of 1995 increased 21.5% to $1,784,000 as compared to the same period in 1994. Non-interest income in the first nine months of 1995 has been somewhat negatively impacted by the restructuring and relocation of the Company's Jay County insurance operations. The reduction in non-interest expense reflects reduced FDIC assessments due to a lower assessment rate and a portion of the annual savings expected to be fully realized in 1995 and beyond due to the merger of Union Bank and Peoples Bank in mid 1994 and the sale of Regional Bank's branches in late 1994.

Net income per common share was $.47 in the third quarter of 1995 compared to $.42 for the same period in 1994. Per share earnings for the first nine months of 1995 and 1994 were $1.34 and $1.08
respectively.   The Company's third quarter return on average total
assets was .81% in 1995 and .67% in 1994. Year-to-date return on
average total assets was .78% and .57% for 1995 and 1994.   Return
on average shareholders' equity was 9.39% and 9.67% for the third quarter of 1995 and 1994 respectively. Year-to-date return on average shareholders' equity was 9.28% and 8.05% respectively for 1995 and 1994.

Net Interest Income

Net interest income is influenced by the volume and net yield of earning assets and the cost of interest-bearing liabilities. Net interest margin reflects the mix of interest-bearing and non-interest bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Net interest income of $8,123,000 in the first nine months of 1995 decreased $365,000 from $8,488,000 in the first nine months of 1994, a decline of 4.3%.

In the first nine months of 1995, the Company's net interest margin was 3.75% compared to 3.53% in the same 1994 period, reflecting an increase of 22 basis points. Several changes in the investment portfolio were made primarily in the first half of 1994 to improve portfolio duration and reduce extension risk. Yield improvement began to impact earnings in the last half of 1994 and has continued somewhat in 1995.

The Company has traditionally offered low-rate loans to attract high performance borrowers. The Company has prospered under this philosophy and loan quality measurements have consistently exceeded peer group averages. Conversely, the Company's net interest margin has consistently not attained peer group average.

                 INDIANA UNITED BANCORP
                       FORM 10-Q


Provision for Loan Losses

The determination of the provision in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions and the amount of loans outstanding. Net charge-offs increased in the first nine months of 1995 compared to the similar 1994 period. Net charge-offs of $82,000 were realized compared to $3,000 in net recoveries for the same period in 1994. Further analysis is provided in the following tables.

Summary of Allowance for Loan Losses
(Dollars in Thousands)
                                            1995      Year Ended
                                            thru     December 31,
                                           Sep. 30        1994

Balance at beginning of period              $2,784      $2,682
Chargeoffs:
  Commercial                                    53           6
  Real-estate mortgage                          38          65
  Installment                                   26          21
     Total chargeoffs                          117          92
Recoveries:
  Commercial                                     1          37
  Real-estate mortgage                          27          15
  Installment                                    7          27
     Total recoveries                           35          79
Net  Chargeoffs                                 82          13
Provision for loan losses                       18         115
Balance at end of period                    $2,720      $2,784

Ratio of net chargeoffs to average
  loans outstanding during the period          .04%        .01%
Ratio of provision for loan losses to average
  loans outstanding during the period          .01%        .06%
Ratio of allowance to total loans at
  end of period                               1.33%       1.43%

                            INDIANA UNITED BANCORP

                                   FORM 10-Q

Allocation of the Allowance for Loan Losses
(Dollars in Thousands)
                                Sep. 30, 1995    December 31, 1994
                               Amount  Percent    Amount  Percent
Real estate:
  Residential                $   142     5%      $   146      5%
  Agricultural                    15     1            14      1
  Commercial                     633    23           702     25
  Construction and development    82     3            52      2
     Total real estate           872    32           914     33

Commercial:
  Agribusiness                   159     6           151      5
  Other commercial               395    14           131      5
    Total commercial             554    20           282     10

Consumer                         124     5            66      2
Unallocated                    1,170    43         1,522     55

    Total                    $ 2,720   100%      $ 2,784    100%

                            INDIANA UNITED BANCORP

                                   FORM 10-Q


Noninterest Income

Noninterest income increased $120,000 or 12% in the first nine months of 1995 as compared to 1994, primarily due to gains on the sale of investment securities as compared to net losses in 1994. Insurance income decreased $48,000 or 12% from the previous year first nine months. In mid 1994, Jay County insurance operations were completely restructured and relocated to a remodeled full service branch office. As a result of these disruptions, the volume of insurance commissions have declined. Trust fees for the first nine months have decreased 12% as compared to the prior year. Estate administration represents a substantial portion of trust income and the level of estate assets administered may cause total trust income to flucuate significantly. Service charges on deposit accounts decreased $25,000 or 7% as compared to the same period last year due to higher earnings credits in 1995 offsetting account charges on commercial accounts. Other noninterest income increased 20% to $266,000.

Net gains on sales of investment securities were $16,000 for the first nine months of 1995 compared to a $152,000 loss in 1994. The sale of securities in 1995 for the first nine months resulted in $161,000 in gross gains and $145,000 in gross losses. In the same period for 1994, $24,000 in gross gains had been recognized and $176,000 in gross losses. Since the market value of the investment portfolio has increased dramatically since year end 1994, any additional sales will likely not result in any material gains or losses. The Company and its subsidiaries do not speculate in the junk bond market.

(Dollars in Thousands)              1995                1994

                                         Nine                Nine
                             3rd Qtr.   Months   3rd Qtr.   Months
Insurance commissions          $  92    $  349    $  120    $  397
Trust fees                        44       144        53       163
Service charges on deposit
  accounts                       116       339       118       364
Gains (losses) on sales of
  securities                       5        16       --       (152)
Other income                      77       266        78       222
                              $  334    $1,114    $  369    $  994

                            INDIANA UNITED BANCORP

                                   FORM 10-Q

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS
(Taxable Equivalent Basis)*
                                                Nine Months Ended
                                  September 30, 1995         September 30, 1994
                                 Avg.          Yield/       Avg.          Yield/
                                 Bal. Interest  Rate        Bal. Interest  Rate
ASSETS
  Interest-bearing deposits      100       5   6.68%         528     13    3.29%
  Federal funds sold           3,432     152   5.92%       2,682     76    3.79%
Securities:
    Taxable                   87,580   4,094   6.23%     110,118  4,503    5.45%
    Tax-exempt                 4,427     252   7.59%       4,804    289    8.02%
    Total securities          92,007   4,346   6.30%     114,922  4,792    5.56%
  Loans:**
    Commercial                64,682   4,546   9.40%      66,067  4,223    8.55%
    Real estate mortgage     115,881   6,501   7.48%     124,972  6,420    6.85%
    Installment               15,171   1,308  11.53%      14,187  1,133   10.65%
    Government guaranteed
      loans purchased          2,476     155   8.37%       3,119    139    5.96%
    Total loans              198,210  12,510   8.43%     208,345 11,915    7.63%
    Total earning assets     293,749  17,013   7.76%     326,477 16,796    6.90%
  Allowance for loan losses  (2,729)                     (2,749)
  Unrealized losses on
      securities             (1,392)                       (741)
  Cash and due from banks     7,489                       7,676
  Premises and equipment      5,753                       6,494
  Other assets                3,209                       4,514
    Total assets            306,079                     341,671
LIABILITIES
  Interest bearing deposits:
    NOW and Super NOW
      accounts                30,984     627   2.71%      36,331    625   2.30%
    Money market investment
      accounts                35,608     968   3.63%      44,514    905   2.72%
    Savings                   25,888     632   3.26%      29,095    564   2.59%
    Certificates of deposit
      and other time
      deposits               136,519   5,368   5.26%     159,976  5,344   4.47%
    Total interest bearing
      deposits               228,999   7,595   4.43%     269,916  7.438   3.68%
  Short-term borrowings       16,677     735   5.89%      11,160    313   3.75%
  Long-term debt               7,104     474   8.92%       8,908    459   6.89%
    Total interest bearing
      liabilities            252,780   8,804   4.66%     289,984  8,210   3.79%
  Noninterest bearing demand
    deposits                  23,797                      23,514
  Other liabilities            3,081                       3,272
    Total liabilities        279,658                     316,770
Shareholders' equity          26,421                      24,901
    Total liabilities and
      shareholders' equity   306,079   8,804   4.01%***  341,671  8,210   3.37%***
    Net interest income                8,209   3.75%              8,586   3.53%
Adjustment to convert tax exempt
securities and loans to a fully
taxable equivalent basis using
a marginal rate of 34%                  86                         98

* Adjusted to reflect income related to securities and loans exempt from Federal income taxes reduced by nondeductible portion on interest expenses.
**   Nonaccruing loans have deen included in the average balances.
***  Total interest expense divided by total earning assets.

                            INDIANA UNITED BANCORP

                                   FORM 10-Q

Noninterest Expenses

Personnel expenses have decreased $146,000 or approximately 4% in the first nine months of 1995 as compared to the same period in 1994. Included in personnel expense is $42,000 attributable to the performance based employee incentive program which was initiated by the Company at the beginning of 1995. Personnel expense reductions experienced with the merging of Union Bank and Peoples Bank and the sale of Regional Bank's branches have been partially negated by additional staffing needed in the new branches by both organizations. The Company and its subsidiaries have determined they have no postretirement or postemployment benefit funding liability.

Professional fees decreased $170,000 in 1995 compared to the prior year first nine months due to a reduction in amounts paid to the investment advisor retained by the Company in 1994 as well as a reduction in legal fees due to nonrecurring litigation. Deposit insurance was $190,000 less in 1995 than the same nine month period last year due to a lower rate and lower volume of deposits on which the insurance premium is calculated. All subsidiaries are currently in the lowest risk category and are assessed at the lowest rate. The FDIC has recently reduced premiums by 82.6% for deposit insurance paid for by commercial banks. This decrease translates into an annual savings of approximately $300,000. The FDIC has also decided to retain the current premium rates paid by thrift institutions, and is currently evaluating several proposals for the recapitalization of the Savings Association Insurance Fund
(SAIF). It now appears Congress will pass legislation to merge the bank and thrift components of the FDIC insurance fund and will mandate the conversion of thrifts to commercial bank charters.
Such legislation is likely to result in a one-time assessment of all thrift institutions of up to $.90 per $100 in deposits, creating a nonrecurring pre-tax change of as much as $800,000 for Regional Bank. Subject to resolving contentious ancillary issues, the Company strongly endorses passage of this legislation this year and believes immediate enactment would greatly enhance Regional Bank's long-term performance. All other noninterest expenses decreased $190,000 in the first nine months of 1995 as compared to the prior year period, primarily as a result of reductions in various other expense categories as the efficiencies of the merger and effects of the branch sales are realized.

                            INDIANA UNITED BANCORP

                                 FORM 10-Q

(Dollars in Thousands)               1995               1994

                                         Nine                Nine
                               3rd Qtr  Months     3rd Qtr  Months
Salaries and employee          $1,140  $3,382      $1,160  $3,528
 benefits
Premises and equipment            361   1,112         401   1,171
 expenses
Professional fees                  43     159         104     329
Amortization of core deposit
 intangibles                       10      30          11      34
Deposit insurance/supervisory      50     372         180     562
 assessment
Stationary, printing, supplies     66     217         104     276
Insurance                          29      97          39     108
Postage                            42     140          44     154
Other operating expenses          262     760         261     803
                               $2,003  $6,269      $2,304  $6,965

Income Taxes

Income tax expense for the first nine months of 1995 was $1,166,000 compared to $934,000 for the same period in 1994, and the effective tax rates are approximately 39% for both years. The increase in tax expense in 1995 compared to 1994 is primarily attributable to the increase in taxable income.

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

                            INDIANA UNITED BANCORP

                                   FORM 10-Q


Financial Condition

Total assets and average assets for 1995 and the components of these assets reflect decreases attributable to the sale of Regional Bank's branches in late October, 1994. In connection with the sale, total assets were reduced by approximately $24,000,000 consisting primarily of loans of $13,350,000, fixed assets of $1,150,000 and securities of $9,500,000 sold to fund the sale. Total deposits were affected by a comparable aggregate amount.

In the first nine months of 1995 assets decreased to $306,267,000 from $332,676,000 at September 30, 1994. Assets averaged $306,079,000, a decrease of $35,592,000 from the first nine months of 1994. Assets declined at both subsidiaries because the Company chose not to acquire deposits at interest rates offering unacceptable margins to fund investment activities. Consequently, new deposit pricing strategies resulted in reduced deposit and investment totals.

Average earning assets represented 95% of average total assets for both periods.

Average interest-bearing deposits decreased $40,917,000 or 15% in the first nine months of 1995 compared to 1994, as a result of revised deposit pricing strategies and the sale of branches. Time deposits obtained within the local markets provide the primary source of funding for earning assets. Noninterest-bearing demand deposits have remained stable for both 1995 and 1994 periods. Long-term debt of $6,500,000 is the remaining balance of the Company's loan for the purchase of Regional Bank and Union Bank and is secured by the capital stock of the Company's subsidiaries. The Company prepaid $625,000 of the long-term debt in June 1995. Interest is variable with the lender's prime rate less 25 basis points. The rate was recently renegotiated with the lender and the new rate became effective July 1, 1995. The Company believes it has complied with all terms and covenants of the loan agreement.

Shareholders' equity may be greatly impacted by the Company's decision to categorize a large portion of its securities portfolio as "available for sale" under accounting rules adopted January 1, 1994. Securities in this category are carried at market value, and shareholders' equity is adjusted to reflect unrealized gains and losses.

                            INDIANA UNITED BANCORP

                                   FORM 10-Q


Shareholders' equity was $27,392,000 on September 30, 1995, compared to $24,117,000 in 1994. Book value per common share increased to $20.30 or 17% from $17.36 at September 30, 1994. The unrealized loss on securities available for sale after tax effect totaled $195,000 or $.16 per share on September 30, 1995.
Excluding the net unrealized loss on securities available for sale, book value per share was $20.46 or an increase of 9.6% over the comparable book value at September 30, 1994. A 10% common stock dividend was issued to shareholders of record in December 1994.
The Company redeemed $400,000 of its preferred stock in 1995 and $300,000 in 1994.


Loans and Credit Risk Management

Loans remain the Company's largest concentration of assets and continue to represent the greatest risk. The Company's commercial banking subsidiaries have observed conservative loan underwriting standards for several years, historically resulting in high levels of loan quality and nominal net chargoffs as measured against peer group averages. Total loans at September 30, 1995 were $204,574,000, a decrease of $8,181,000 or 3.8% as compared to
September 30, 1994.

Underperforming assets, including $1,418,000 in nonaccrual, restructured and certain other loans, and zero in other real estate owned, totaled $1,418,000 at September 30, 1995, compared to $1,072,000 and $100,000 at September 30, 1994. Underperforming loans of the Company as of September 30, 1995 were .7% of total loans, approaching its pre-acquisition loan quality standards.

The loan underwriting standards observed by each of the Company's subsidiaries are viewed by management as a deterrent to the reemergence of an abnormal level of problem loans and a subsequent increase in net chargeoffs. In 1995, the Company has expanded its consumer loan portfolio, emphasizing automobile financing. This strategy is intended to provide greater diversification within the portfolio and should generate higher yields than residential real estate loans.

                    INDIANA UNITED BANCORP

                          FORM 10-Q


The Company regards its ability to identify and correct loan quality problems as one of its greatest strengths. Loans are placed in a nonaccruing status in management's judgement the collateral value and/or the borrower's financial condition do not justify accruing interest. As a general rule, a loan is reclassified to nonaccruing status when it becomes 90 days past due, if not earlier. Interest previously recorded but not deemed collectible is reversed and charged against current income. Interest income on these loans is then recognized when collected.

Net chargeoffs for the last several years for the commercial bank subsidiaries have been significantly below peer group averages. Regional Bank's credit losses were substantially greater than its preaquisition experience, when its policies did not encourage early detection and elimination of problem loans. Management believes the present loans at Regional Bank contain a substantially reduced level of credit risk.

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

A management watch list of loans warranting either the assignment of a specific reserve amount or other special administrative attention is also reviewed monthly, as are all classified loans, nonaccrual loans and loans delinquent 30 days or more. The allowance for loan losses as of September 30, 1995 is considered adequate by management.

                            INDIANA UNITED BANCORP

                                  FORM 10-Q


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

"Trading" securities are bought and held primarily for sale in the near term and are carried at fair value, with unrealized gains and losses included in earnings.

As of September 30, 1995 the Company has designated $7,868,000 in
HTM securities, confirming its interest and ability to hold to maturity. HTM securities are carried at amortized cost.

At the end of the first nine months of 1995, the Company classified $74,850,000 or 91% of total securities as AFS. In the same period last year, $96,313,000 in securities were designated as AFS representing approximately 92% of total securities. AFS securities are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

The Company's decision to categorize a much larger portion of its securities portfolio as AFS than its peer group provides far greater management flexibility in responding to changes within financial markets.

                            INDIANA UNITED BANCORP

                                   FORM 10-Q


In recent weeks, the Financial Accounting Standards Board has announced that a one-time opportunity may be taken in the fourth quarter of 1995, to realign securities from the hold to maturity classification to available for sale without "tainting the portfolio". At this time, it appears the Company will maintain its current portfolio designations, possibly with only minor changes.


Source of Funds


No recommendations by regulatory authorities exist which would materially affect liquidity, capital resources or operations.
Earning assets are funded by deposits, short-term borrowings, long-term debt and shareholders' equity.

The major source of funding for earning assets comes from interest-bearing deposits generated within local markets. Total interest-bearing deposits averaged 91% and 92% of total deposits as of September 30, 1995 and 1994 respectively. Noninterest-bearing deposits provided a secondary funding source.

Securities sold under repurchase agreements ("repos") are not subject to FDIC assessment and generally involve less cost than large certificates of deposit. Repos are high denomination investments utilized by public entities and commercial customers as an important element of their cash management responsibilities. Repurchase agreements averaged $9,911,000 for the first nine months of 1995, and $8,336,000 in the same period of 1994.

Long-term debt decreased to $6,500,000 at the end of September 30, 1995, a $1,950,000 decrease as compared to the same period last year. The Company prepaid $625,000 on long-term debt in the first nine months of 1995 and $500,000 in the first nine months of 1994.

Capital Resources

The Company's total shareholders' equity was $27,392,000 at September 30, 1995, and includes $2,000,000 of preferred stock. The Company redeemed $400,000 of the preferred stock in the first nine months of 1995 and $300,000 during the same period in 1994.

                            INDIANA UNITED BANCORP

                                   FORM 10-Q


The Federal Reserve Bank has adopted risk-based capital quidelines which assign risk weightings to assets and off-balance sheet items. Core capital (Tier 1) consists principally of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the allowance for credit losses. At September 30, 1995, Tier 1 capital to total assets was 8.6% and total capital to total assets was 8.9%. Total capital to risk-adjusted assets was 16.6%, substantially exceeding the requirements of 8%.

The Company declared and paid third quarter common dividends of $.17 per share in 1995 and $.15 in 1994. Book value per common share increased 17% to $20.30 from $17.36 on September 30, 1994 based on common equity, net of unrealized losses of $195,000 on AFS securities. The net adjustment for AFS securities reduced book value by $.16 at September 30, 1995. Depending on market conditions, the adjustments for AFS securities can cause significant fluctuations in equity and make meaningful comparisons between periods difficult. The dividend payment rate on preferred stock was 6.34% during the past two years. A 10% stock dividend was issued prior to year end to recordholders on December 20, 1994.

Liquidity

The primary obligation of the Company's asset/liability management is maximizing earnings by safely and profitably managing net interest income through responsible development of deposit accounts and deployment of funds. This objective is accomplished by responding to frequent fluctuations in market rates of interest due to changes in economic conditions and consumer demands.

Cash inflows from operating and investing activites were utilized to meet cash outflows for financing activities.

The objective of the Company's liquidity management is to provide adequate levels of funding to meet unexpected deposit withdrawals and changes in loan demand. This goal is accomplished by maintaining a source of liquidity consisting of payments received from amortizing and maturing assets and the capacity to raise funds through deposits and borrowed funds.

                            INDIANA UNITED BANCORP

                                   FORM 10-Q


On September 30, 1995, the Company had approximately $198,589,000 in one year interest-sensitive assets, comprised of securities, loans, and time deposits. The Company's main source of funding earning assets came from core deposits. Average core deposits funded approximately 81% of total earning assets at September 30, 1995.

The Company's interest rate sensitivity analysis for the period ended September 30, 1995, appears in the following table.
Effective asset and liability management requires the maintenance of a proper ratio between maturing or repriceable interest-earning assets and interest-bearing liabilities. It is the policy of the Company that rate-sensitive assets less rate-sensitive liabilities to total assets be kept within a range of 80% to 130%. The Company desires to maintain a slightly negative gap when rates are declining and a slightly positive gap when rates are increasing.

The Company is currently pursuing a strategy to attain a neutral to a slightly negative gap position in the belief that the current interest rate cycle is near its peak. In any event, the Company does not anticipate that its earnings will be materially impacted the remainder of 1995 regardless of the direction interest rates may trend.

Rate Sensitivity Analysis at September 30, 1995
                                                   Maturing or Repricing

                                                                      Over 3-
                                       3 Months   1 Year    3 Years   5 Years

Rate-sensitive assets                  $ 93,917  $104,672   $ 35,988  $ 23,940
Rate-sensitive liabilities*              76,093    86,688     60,828    28,218
Rate sensitivity gap (assets less      $ 17,824  $ 17,984   $(24,840) $( 4,278)
  liabilities)
Rate sensitivity gap (cum.)            $ 17,824  $ 35,808   $ 10,968  $  6,690
Percent of total assets (cum.)              5.8%     11.7%       3.6%      2.2%
Rate-sensitive assets/liabilities (cum.)  123.4%    122.0%     104.9%    102.7%

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

                            INIANA UNITED BANCORP

                                 FORM 10-Q

                          PART II.  OTHER INFORMATION

                   Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

        20: The Financial Report dated September 30, 1995 and furnished to Registrant's shareholders is attached to this Form 10-Q.

     (b) No report on Form 8-K was filed during the quarter for which this Quarterly Report is filed.

     No other information is required to be filed under Part II of this form.

                                       INDIANA UNITED BANCORP

                                              FORM 10-Q

                                             SIGNATURES

     Pursuant to the requrements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  INDIANA UNITED BANCORP




November 13, 1995                                 By:
                                                     Robert E. Hoptry
                                                     Chairman and President





November 13, 1995                                 By:
                                                     Jay B. Fager
                                                     Chief Financial Officer,
                                                     Treasurer and Principal
                                                     Accounting Officer

                               INDIANA UNTIED BANCORP

                                     FORM 10-Q

                                     SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  INDIANA UNITED BANCORP




November 13, 1995                                 By:/s/Robert E. Hoptry
                                                     Robert E. Hoptry
                                                     Chairman and President





November 13, 1995                                 By:/s/Jay B. Fager
                                                     Jay B. Fager
                                                     Chief Financial Officer,
                                                     Treasurer and Principal
                                                     Accounting Officer

                                       INDIANA UNITED BANCORP

                                              FORM 10-Q

                                            EXHIBIT INDEX

                                                                   Page

   20         The Financial Report dated September 30, 1995 and    29-36
              furnished to Registrant's shareholders is attached