Form 10-K
period 1995-12-31
INDIANA UNITED BANCORP
filed 1996-04-01
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                     FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995    Commission file number 0-12422

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

        Registrant's telephone number, including area code: (812) 663-4711

             Securities registered pursuant to Section 12(b) of the Act:
                                        None

             Securities registered pursuant to Section 12(g) of the Act:
                            Common shares, no-par value
                                  (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    x       No

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $17,882,000 as of March 2, 1996.

As of March 2, 1996, there were outstanding 1,250,897 common shares, without par value, of the registrant.

                              DOCUMENTS INCORPORATED BY REFERENCE


                                                           Part of Form 10-K
              Documents                                Into Which Incorporated

  1995 Annual Report to Shareholders               Part II (Items 5 through 8)
  Definitive Proxy Statement for
     Annual Meeting of Shareholders
     to be held May 21, 1996                       Part III(Items 10 through 13)

EXHIBIT INDEX:  Page 8

FORM 10-K TABLE OF CONTENTS


                                                                     Page

Part I

  Item  1 - Business                                                    3

  Item  2 - Properties                                                  6

  Item  3 - Legal Proceedings                                           6

  Item  4 - Submission of Matters to a Vote of Security Holders         6

Part II

  Item  5 - Market For the Registrant's Common Equity and
            Related Stockholder Matters                                 6


  Item  6 - Selected Financial Data                                     6

  Item  7 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7

  Item  8 - Financial Statements and Supplementary Data                 7

  Item  9 - Disagreements on Accounting and Financial Disclosure        7

Part III

  Item 10 - Directors and Executive Officers of the Registrant     (See below)

  Item 11 - Executive Compensation                                 (See below)

  Item 12 - Security Ownership of Certain Beneficial
                     Owners and Management                         (See below)

  Item 13 - Certain Relationships and Related Transactions         (See below)

Part IV

  Item 14 - Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                                         8

Signatures                                                              9

Pursuant to General Instruction G, the information called for by Items 10, 11, 12 and 13 is omitted by Indiana United Bancorp since Indiana United Bancorp will file with the Commission a definitive proxy statement pursuant to regulation 14A not later than 120 days after the close of the fiscal year containing the information required by Items 10, 11, 12 and 13.

                                       PART I

ITEM 1.  BUSINESS.


General

Indiana United Bancorp ("Company") was initially formed in Owensboro, Kentucky, in 1982 as First Commonwealth Bancorp. The Company reincorporated under the laws of the State of Indiana under its present name in 1983, and relocated in Greensburg, Indiana, in anticipation of acquiring Union Bank and Trust Company of Greensburg. In 1987, Peoples Bank in Portland, Indiana was acquired and as of December 31, 1991, Regional Federal Savings Bank, New Albany, Indiana ("Regional Bank") was acquired. Effective July 1, 1994, the Company merged Union Bank and Trust Company of Greensburg into Peoples Bank, Portland, and renamed the combined bank, Union Bank and Trust Company of Indiana ("Union Bank"). Through these subsidiaries ("Banks"), the Company operates twelve offices with 154 full-time equivalent employees in eastern and southern Indiana. As of December 31, 1995, the Company had consolidated assets of $313 million, consolidated deposits of $262 million and shareholders' equity of $28 million.

Through its subsidiaries, the Company offers a broad range of financial services, including: accepting time and transaction deposits; making consumer, commercial, agri-business and real estate mortgage loans; issuing credit cards; renting safe deposit facilities; providing general agency personal and business insurance services; providing personal and corporate trust services; and providing other corporate services such as payroll processing, letters of credit and repurchase agreements.

Currently, national retailing and manufacturing subsidiaries, brokerage and insurance firms, and credit unions are fierce competitors within the financial services industry. The relaxation of regulatory constraints as to geographic expansion has also intensified competition among more traditional providers of banking services. The permissibility of banks and bank holding companies to acquire thrift institutions will undoubtedly further redefine the competitive marketplace.

The Company's subsidiaries are located in non-metropolitan areas and their business is centered in loans and deposits generated within markets considered to be largely rural in nature. In addition to competing vigorously with other banks, thrift institutions, credit unions and finance companies located within their service areas, they also compete, directly and indirectly, with all providers of financial services.

Employees

As of December 31, 1995, the Company and its subsidiaries had approximately 154 full-time equivalent employees to whom it provides a variety of benefits and with whom it enjoys excellent relations.

Regulation and Supervision of the Company

The Company is a bank holding company ("BHC") within the meaning of the Bank Holding Company Act of 1956, as amended ("BHCA"). This Act subjects BHCs to regulations of the Federal Reserve Board ("FRB") and restricts the business of BHCs to banking and related activities. In addition, Indiana United is a nondiversified unitary savings and loan holding company subject to regulations, examinations, supervision and reporting requirements of the Office of Thrift Supervision ("OTS").

Under the BHCA, a BHC is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of voting stock of any company which is not a bank or engaging in any activity other than managing or controlling banks. A BHC may, however, own shares of a company engaged in activities which the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Acquisitions by the Company of banks and savings associations are subject to federal and state regulation. Any acquisition by the Company of more than five percent of the voting stock of any bank requires prior approval of the FRB. Acquisition of savings associations is also subject to the approval of the OTS.

Indiana law permits BHCs to acquire BHCs and banks out of state on a reciprocal basis, subject to certain limitations. Under current law, the Company may acquire banks, and may be acquired by BHCs, located in any state in the United States which permits reciprocal entry by Indiana BHCs. Under the BHCA, BHCs may acquire savings associations without geographic restrictions.

A BHC and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with the extension of credit, lease or sale of property, or the provision of any property or service.

Under FRB policy, the Company is expected to act as a source of financial strength to, and commit resources to support, its affiliates. As a result of such policy, the Company may be required to commit resources to its affiliate banks in circumstances where it might not otherwise do so.

Regulation and Supervision of the Subsidiary Banks

Union Bank is supervised, regulated and examined by the Indiana Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation ("FDIC"). Regional Bank is supervised, regulated and examined by the OTS. A cease-and-desist order may be issued against the banks, if the respective agency finds that the activities of the bank represents an unsafe and unsound banking practice or violation of law.

The deposits of Union Bank are insured by the Bank Insurance Fund ("BIF") of the FDIC. The deposits of Regional Bank are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC has the authority to change premiums twice per year. Effective January, 1996, the FDIC reduced insurance rates paid by banks to a range from 0 to 27 basis points per $100 of deposits for the semiannual assessment period from January 1 to June 30, 1996. Insurance premiums paid into the SAIF remained at a range from 23 to 31 basis points. The FDIC is authorized to make limited adjustments to the BIF rate schedule without notice as deemed necessary by the FDIC to maintain the BIF designated reserve ratio. Increases in the rate schedule for either the BIF or SAIF would adversely impact earnings of the Company and Banks while decreases in the rate schedule would have a positive impact on earnings.

Branching by banks in Indiana is subject to the jurisdiction, and requires the prior approval, of the bank's or savings bank's primary federal regulatory authority and, if the branching bank is a state bank, of the DFI. Under Indiana law, the banks may branch anywhere in the state.

The Company is a legal entity separate and distinct from its subsidiary banks. There are various legal limitations on the extent to which the Banks can supply funds to the Company. The principal source of the Company's funds consists of dividends from its subsidiary banks. State and Federal law restrict the amount of dividends which may be paid by banks and savings banks. In addition, the Banks are subject to certain restrictions on extensions of credit to the Company, on investments in the stock or other securities of the Company and in taking such stock or securities as collateral for loans.

Legislation

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") directs that each federal banking agency prescribe standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, management compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value of publicly traded shares and such other standards as agency deems appropriate. The federal banking agencies have issued guidelines establishing safety and soundness, operational and managerial and compensation standards and has proposed guidelines for asset quality and earnings.

Certain regulations define relevant capital measures for five capital categories. A "well capitalized" institution is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a leverage ratio of at least 5% and is not subject to regulatory direction to maintain a specific level for any capital measure.
An "adequately capitalized" institution is one that has ratios greater than 8%, 4% and 4%. An institution is "undercapitalized" if its respective ratios are less than 8%, 4% and 4%. "Significantly undercapitalized" institutions have ratios of less than 6%, 3% and 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity to total assets that is 2% or less. Institutions with capital ratios at levels of "undercapitalized" or lower are subject to various limitations which, in most situations, will reduce the competitiveness of the institution.

The Riegle Community Development and Regulatory Improvement Act of 1994 ("Act") was signed into law in 1994. The Act contains seven titles pertaining to community development and home ownership protection, small business capital formation, paperwork reduction and regulatory improvement, money laundering and flood insurance.

The Act also allows for interstate banking and branching regardless of whether such activity is permissible under state law. Beginning in September, 1995, BHCs could acquire banks anywhere in the United States subject to certain state restrictions. Beginning June 1, 1997, an insured bank may merge with an insured bank in another state without regard to whether such merger is prohibited by state law. An out-of-state bank may acquire the branches of an insured bank in another state without acquiring the entire bank; provided that the law in the state where the branch is located permits such an acquisition. States may permit interstate branching earlier than June 1, 1997, where both states permit it by statute. Effective in March, 1996, Indiana permits interstate branching subject to certain conditions. BHCs may merge existing bank subsidiaries located in different states into one bank.

Capital Requirements

The Company and its subsidiary banks must meet certain minimum capital requirements mandated by the FRB, FDIC, OTS and DFI. These regulatory agencies require BHCs and banks to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. The FRB requires BHCN to maintain a minimum Tier 1 leverage ratio to 3 percent capital to total assets; however, for all but the most highly rated institutions which do not anticipate significant growth, the minimum Tier 1 leverage ratio is 3 percent plus an additional cushion of 100 to 200 basis points. As of December 31, 1995, the Company's leverage ratio of capital to total assets was 8.8 percent.

The FRB, OTS and FDIC each have approved the imposition of "risk-adjusted" capital ratios on BHCs and financial institutions. The Company and its subsidiaries had capital to assets ratios and risk-adjusted capital ratios at December 31, 1995, in excess of the applicable regulatory minimum requirements.

The following table summarizes the Company's risk-adjusted capital ratios under FRB guidelines at December 31, 1995:

                                                        Company's  Regulatory
                                                     Consolidated    Minimum
                                                         Ratio     Requirement
Tier 1 Capital to Risk-Weighted Assets Ratio             15.3%          4%

Total Capital to Risk-Weighted Assets Ratio              16.6%          8%

Legislation currently beung considered by Congress could have a significant adverse impact on the operations of the Registrant. Such legislation includes a proposal to recapitalize the SAIF through the imposition of a special assessment on SAIF-insured deposits. The Company cannot predict whether this proposed legislation will be enacted or what its final form will be; but the Company has estimated that the special assessment could approximate $700,000 on a pre-tax basis.

ITEM 2.  PROPERTIES.

Indiana United Bancorp owns no physical properties and has no need for space other than is available at the offices of its subsidiaries. Its subsidiaries own, free of encumbrances, all of the facilities from which they conduct business, except for a portion of the land upon which the Union Bank has constructed its principal office and drive-in facility in Portland, which is under long term lease arrangements and the IGA supermarket branch in Greensburg. All facilities are considered adequate for present and near-term needs. During 1995, the Company opened the IGA supermarket branch in Greensburg, Indiana and the Allison Lane branch in Jeffersonville, Indiana. With the opening of these two branches, the Company now has 12 locations, Union Bank has 9 locations and Regional Bank has 3 locations. At December 31, 1995 the Company had $6,025,000 invested in premises and equipment.

ITEM 3.  LEGAL PROCEEDINGS.


The subsidiaries are parties (both plaintiff and defendant) to ordinary litigation incidental to the conduct of business. Management is presently not aware of any such claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 1995 to a vote of security holders, through the solicitation of proxies or otherwise.

                                       PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS.

The information required under this item is incorporated by reference to the inside back cover of the Company's Annual Report to Shareholders, Exhibit 13.


ITEM 6. SELECTED FINANCIAL DATA.

The information required under this item is incorporated by reference to page 4 of the Company's Annual Report to Shareholders, Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS.

The information required under this item is incorporated by reference to pages 4 through 16 of the Company's Annual Report to Shareholders, Exhibit 13.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required under this item are incorporated herein by reference to pages 17 through 27 of the Company's Annual Report to Shareholders, Exhibit 13.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with its audits for the two most recent fiscal years ended December 31, 1995, there have been no disagreements (as defined in Item 4(b) of Form 8-K) with the Company's independent certified public accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                       PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
                                                Annual
                                                Report        Form 10-K
                                                 Page            Page
                                                Number          Number
(a)1. Financial statements
        Indiana United Bancorp and Subsidiary
        Independent auditor's report              17             28
        Consolidated balance sheet at December
         31, 1995 and 1994                        18             29
        Consolidated statement of income, years
         ended December 31, 1995, 1994 and 1993   19             30
        Consolidated statement of cash flows,
         year ended December 31, 1995, 1994 and
         1993                                     20             31
        Consolidated statement of changes in
         shareholders' equity, years ended
         December 31, 1995, 1994 and 1993         21             32
        Notes to consolidated financial
         statements                             21-27           32-38
(a)2. Financial statement schedules
        All schedules are omitted because they
        are not applicable or not required, or
        because the required information is
        included in the consolidated financial
        statements or related notes.
(a)3. Exhibits:
        3.1 Articles of Incorporation (incorporated
            by reference to Registrant's
            Registration Statement on Form S-1
            (Registration No. 33-06334), filed June
            16, 1986, Exhibit 3.1), as amended by
            Articles of Incorporation and that
            certain Statement of Designation of
            Rights and Preferences of Series M-1987
            Preferred Shares of Registrant
            (incorporated by reference to the
            Registrant's Annual Report on Form 10-K
            for the fiscal year ended December 31,
            1987, Exhibit 3(c) and Exhibit 3(d),
            Commission File No. 0-12422)

       3.2 Bylaws of the Registrant (incorporated by reference to the Registrant's annual
            Report on Form 10-K for the fiscal year
            ended December 31, 1992, Exhibit 3.2,
            Commission File No. 0-12422)

      10.1  Loan Agreement dated December 31, 1991
            between Registrant and Merchants National
            Bank and Trust Company, Indianapolis,
            Indiana (incorporated by reference to the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 10.1,

      10.2  Employment Agreement dated as of July 1,
            1989 between Registrant's subsidiary,
            Regional Federal Savings Bank, and
            director and executive officer Robert E.
            Kleehamer, as amended by that Amendment
            to Employment Agreement dated as of
            September 19, 1991 (incorporated by
            reference to the Registrant's Annual
            Report on Form 10-K for the fiscal year
            ended December 31, 1991, Exhibit 10.2,
            Commission File No. 0-12422)

        13  1994 Annual Report to Shareholders
            (except for the pages and information
            thereof expressly incorporated by
            reference in this Form 10-K, the Annual
            Report to Shareholders is provided
            solely for the information of the
            Securities and Exchange Commission and
            is not deemed "filed" as part of this
            Form 10-K)                                          10-41

        21  List of subsidiaries of the Registrant               42

        23  Consent of Geo. S. Olive & Co. LLC                   43

    (b)  Reports on Form 8-K
           No reports on Form 8-K were filed for
           the three months ended December 31, 1995

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1996.

                                       INDIANA UNITED BANCORP


                                       By
                                            Robert E. Hoptry, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities with the Company and on the dates indicated.

        Signature         Capacity                           Date


                          Director                           March 26, 1996
    William G. Barron


                          Treasurer                          March 26, 1996
    Jay B. Fager          [Chief Financial Officer]


                          Director                           March 26, 1996
    Philip A. Frantz


                          Director                           March 26, 1996
    Glenn D. Higdon


                          Chairman of the Board and          March 26, 1996
    Robert E. Hoptry      President [Chief Executive Officer]


                          Director                           March 26, 1996
    Martin G. Wilson


                          Director                           March 26, 1996
    Edward J. Zoeller