Form 10-Q
period 1996-03-31
INDIANA UNITED BANCORP
filed 1996-05-15
CIK 720002

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED        MARCH 31, 1996

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

     As of March 31, 1996 there were outstanding 1,250,897 shares, without par value of the registrant.

                                    INDIANA UNITED BANCORP
                                           FORM 10-Q
                                             INDEX


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Consolidated Condensed Balance Sheet.............        3

                  Consolidated Condensed Statement of Income.......        4

                  Consolidated Condensed Statement of Changes in
                  Shareholders' Equity.............................        5

                  Consolidated Condensed Statement of Cash Flows...        6

                  Notes to Consolidated Condensed Financial
                  Statements.......................................      7-8

         Item 2.  Managment's Discussion and Analysis of Financial
                  Condition and Results of Operations..............     9-20

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.................      21

                  Signatures.......................................      22

                           INDIANA UNITED BANCORP
                                 FORM 10-Q
                      PART I.  FINANCIAL INFORMATION
                       Item 1.  Financial Statements
                  CONSOLIDATED CONDENSED BALANCE SHEET
                               (Unaudited)
                         (Dollars in Thousands)

                                                 Mar. 31        Dec. 31
                                                  1996           1995
ASSETS
  Cash and Due From Banks.................       12,449         11,707
  Interest-bearing Demand Deposits........           55             72
  Federal Funds Sold......................            0          7,150
    Cash and Cash Equivalents.............       12,504         18,929
  Interest-bearing Time Deposits..........          100          5,100
  Securities:
    Available for Sale....................       83,875         80,651
    Held to Maturity......................            0              0
      Total Securities....................       83,875         80,651
  Loans:
    Loans.................................      199,787        201,354
    Less:  Allowance for Loan Losses......        2,760          2,754
      Net Loans...........................      197,027        198,600
  Premises & Equipment....................        5,966          6,025
  Federal Home Loan Bank Stock............        1,138          1,138
  Core Deposit Intangibles................          133            142
  Accrued Interest Receivable.............        1,969          1,974
  Other Real Estate.......................           45             45
  Other Assets............................          528            463
      Total Assets........................      303,285        313,067
LIABILITIES
  Deposits:
    Non-Interest Bearing..................       23,753         30,335
    Interest Bearing......................      232,066        232,011
      Total Deposits......................      255,819        262,346
  Short-Term Borrowings...................       11,351         13,240
  Long-Term Debt..........................        5,500          6,000
  Accrued Interest Payable................        1,333          1,389
  Other Liabilities.......................        1,878          1,847
      Total Liabilities...................      275,881        284,822
SHAREHOLDERS' EQUITY
  Preferred Stock, No Par Value:
    Authorized--400,000 Shares
    Issued and Outstanding-10,000 and
     20,000 Shares........................        1,000          2,000
  Common Stock $1 Stated Value:
    Authorized--3,000,000 Shares
    Issued and Outstanding--1,250,897
     Shares...............................        1,251          1,251
  Paid-In Surplus.........................       10,677         10,677
  Valuation Adj-Securities AFS............          (67)           195
  Retained Earnings.......................       14,543         14,122
     Total Shareholders' Equity..........        27,404         28,245
     Total Liabilities and
        Shareholders' Equity..............      303,285        313,067

   See notes to consolidated condensed financial statements.

                           INDIANA UNITED BANCORP

                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                (Unaudited)
                          (Dollars in Thousands)

                                 Three Months Ended
                                      March 31

                                   1996       1995
Interest Income:
  Loans, Including Fees           4,359      3,975
Securities:
    Taxable                       1,228      1,448
    Tax-Exempt                       49         59
  Federal Funds Sold                 93          2
Interest-Bearing Deposits             8          1
Total Interest Income             5,737      5,485
Interest Expense:
  Deposits                        2,590      2,322
  Short-Term Borrowings             167        271
  Long-Term Debt                    122        165
Total Interest Expense            2,879      2,758
Net Interest Income               2,858      2,727
  Provision for Loan Losses          27          3
Net Interest Income After
  Provision for Loan Losses       2,831      2,724
Noninterest Income:
  Securities Gains (Losses)           0          1
  Other Operating Income            321        349
Total Noninterest Income            321        350
Noninterest Expense               2,001      2,163
Income Before Income Tax          1,151        911

  Less Income Tax Expense           454        357
  Net Income                        697        554
Per Common Share:
  Net Income                       0.54       0.41
  Cash Dividends Declared          0.20       0.16
Average Common Shares
  Outstanding                 1,250,897  1,250,897

See notes to consolidated condensed financial statements.

                      INDIANA UNITED BANCORP

                             FORM 10-Q

CONSOLIDATED CONDENSED STATEMENT OF CHANGES TO SHAREHOLDERS' EQUITY
                            (Unaudited)
                      (Dollars in Thousands)

                                                     1996         1995
Balance, January 1.............................      28,245      24,282
Net income.....................................         697         554
Net change in unrealized loss on securities
  available for sale...........................        (262)      1,691
Redemption of preferred stock..................      (1,000)       (200)
Cash Dividends:
  Preferred stock..............................         (26)        (38)
  Common stock.................................        (250)       (200)

Balance, March 31..............................      27,404      26,089

    See notes to consolidated condensed financial statements.

                                  INDIANA UNITED BANCORP
                                        FORM 10-Q
                     CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                       (Unaudited)
                                  (Dollars in Thousands)

                                                        Three Months Ended
                                                             March 31
                                                          1996      1995
Cash Flows From Operating Activities:
  Net income...................................            697       554
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses..................             27         3
    Depreciation and amortization..............            165       158
    Premiums and discounts amortization
      on investment securities.................             27        24
    Accretion of loan and deposit fair
      value adjustments........................             25        29
    Amortization of core deposit intangibles...              9        10
    Securities gains.........................                0        (1)
    Decrease in interest receivable............              5       (61)
    Decrease in interest payable...............            (56)       52
    Other adjustments..........................           (383)    1,741
      Net cash provided by operating activities            516     2,509
Cash Flows From Investing Activities:
  Proceeds from interest-bearing time deposits
    maturities.................................          5,017       100
  Purchases of securities available for sale...         (7,836)   (7,060)
  Proceeds from maturities of securities
    available for sale.........................          4,612     1,557
  Proceeds from sales of securities available
    for sale...................................              0     4,770
  Proceeds from maturities of securities held
    to maturity................................              0        25
  Net change in loans..........................          1,566         0
  Purchases of premises and equipment..........           (106)     (338)
  Other investment activities..................            (33)    1,166
      Net cash provided by
        investing activities                             3,220       220
Cash Flows From Financing Activities:
  Net change in:
    Non-interest bearing,NOW, money market and
      savings deposits.........................         (7,052)  (13,078)
    Certificates of deposit....................            557    (1,274)
    Short-term borrowings......................         (1,889)    8,471
    Payments on long-term debt.................           (500)        0
    Redemption of preferred stock..............         (1,000)     (200)
    Cash dividends.............................           (277)     (238)
      Net cash used by financing
          activities...........................        (10,161)   (6,319)
Net decrease in Cash and
  Cash Equivalents.............................         (6,425)   (3,590)
Cash and Cash Equivalents, Beginning of Period.         18,929    11,580
Cash and Cash Equivalents, End of Period.......         12,504     7,990

                               INDIANA UNITED BANCORP
                                      FORM 10-Q
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Table Dollar Amounts in Thousands)

NOTE 1.

The significant accounting policies followed by Indiana United Bancorp ("Company") and its subsidiaries, Union Bank and Trust Company of Indiana ("Union Bank") and Regional Federal Savings Bank ("Regional Bank") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements.
The results of operations for the three months ended March 31, 1996 are not necessarily indicative of those expected for the remainder of the year.

NOTE 2.
                                              Gross       Gross      Approximate
                                   Amortized Unrealized  Unrealized   Market
                                     Cost     Gains       Losses       Value
Securities Available for Sale
   at March 31, 1996
  U.S. Treasury................... $  2,014 $      8    $      13    $  2,009
  Federal Agencies................   19,644      199          185      19,658
  State and Municipal.............    3,923       39           18       3,944
  Corporate and other securities..      427      --            16         411
  Mortgage-backed securities......   57,968      540          655      57,853
       Totals..................... $ 83,976 $    786    $     887    $ 83,875

                                               Gross      Gross      Approximate
                                   Amortized Unrelaized  Unrealized    Market
                                     Cost      Gains      Losses       Value
Securities Available for Sale
   at December 31, 1995
  U.S. Treasury................... $ 3,016  $     12    $      10    $   3,018
  Federal Agencies................  12,257       259          104       12,412
  State and Municipal.............   3,955        80            1        4,034
  Corporate and other securities..     480       --            60          420
  Mortgage-backed securities......  60,610       582          425       60,767
       Totals..................... $80,318  $    933    $     600    $  80,651

                                                              Beyond
                                    Within    1-5     5-10      10
Maturity Distributions at           1 Year   Years    Years    Years   Totals
   March 31, 1996
U.S. Treasury....................          $ 2,009                   $  2,009
Federal Agencies................. $ 4,983    8,103 $  6,572            19,658
State and Municipal..............     362    1,889    1,368  $   325    3,944
Corporate and other securities...                                411      411
Mortgage-backed securities.......      94    5,254    2,860   49,645   57,853
 Totals.........................  $ 5,439  $17,255 $ 10,800  $50,381 $ 83,875

Weighted average yields..........    4.89%    5.34%    6.98%    6.51%    6.28%

*Amounts in the tables above are based on scheduled maturity or call dates.

                                    INDIANA UNITED BANCORP
                                          FORM 10-Q

NOTE 3.

                                                   Mar. 31         December 31
                                                    1996               1995
Loans:
  Commercial..............................       $  11,140          $    7,796
  Agricultural production financing
    and other loans to farmers............          10,212               9,996
  Farm real estate........................          26,401              28,910
  Commercial real estate mortgage.........          21,401              24,129
  Residential real estate mortgage........         103,089             103,238
  Construction and development............           6,494               6,863
  Consumer................................          19,046              18,342
  Government guaranteed loans purchased...           2,004               2,080
    Total loans...........................       $ 199,787          $  201,354

Underperforming loans:
  Nonaccruing loans                              $   1,300          $    1,569
  Accruing loans contractually past
    due 90 days or more as to principal
    or interest payments                                43                  34
  Restructured loans                                   --                  --

NOTE 4.

Deposits:
  Noninterest bearing                            $  23,753          $   30,335
  NOW accounts                                      27,520              30,837
  Money market deposit accounts                     36,066              33,811
  Savings                                           29,176              28,616
  Certificates of deposit $100,000 or more          19,309              20,385
  Other certificates and time deposits             119,995             118,362
    Total deposits                               $ 255,819          $  262,346


NOTE 5.


Short-Term Borrowings:
  Federal funds purchased                        $     100          $     --
  Securities sold under
    repurchase agreements                            9,707              10,735
  U.S. Treasury demand notes                         1,544                 505
  Federal Home Loan Bank Advances                      --                2,000
    Total short-term borrowings                  $  11,351          $   13,240

                                    INDIANA UNITED BANCORP
                                         FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Indiana United Bancorp ("Company) is a registered bank holding company incorporated under the laws of Indiana in 1983, commensurate with its acquisition of Union Bank and Trust Company of Greensburg, Indiana. The Company acquired The Peoples Bank, Portland, Indiana in 1987, and Regional Federal Savings Bank, New Albany, Indiana ("Regional Bank") at the end of 1991. With the latter, Indiana United Bancorp became one of a small group of holding companies throughout the nation to operate both commercial banking and thrift subsidiaries. Union Bank and Trust Company of Indiana ("Union Bank") was created by the consolidation of the Greensburg and Portland operations in 1994. It's history traces back to 1873, and it holds Indiana state banking charter #1. At March 31, 1996, Union Bank held assets totaling $204 million and through its nine banking offices, ranked first in market share in Decatur County and second in Jay County. Regional Bank's assets totaled $99 million held by three banking offices in Floyd and Clark counties. Both subsidiaries offer competitive commercial and consumer loan deposit related services. Union Bank also operates a general line insurance agency and offers a broad range of personal and business trust services.

Overview

Indiana United Bancorp ("Company") operates under the broad tenets of a long-term strategic plan ("Plan") designed to improve the Company's financial performance, expand its competitive ability and enhance long-term shareholder value. The Plan is premised on the belief of the Company's board of directors that the Company can best promote long-term shareholder interests by continuing as an independently owned community banking organization.

In conformance with the plan, during 1994, the Company consolidated the operations of its two commercial banking subsidiaries to form Union Bank and Trust Company of Indiana ("Union Bank"), and sold three underperforming branches of Regional Federal Savings Bank ("Regional Bank"). The Company believes each of those actions increased its operating efficiency and the latter improved its net interest margin. The plan also focused on improving net interest margin by reducing the Company's dependence on expensive, non-core deposits.

During 1995, the Company initiated actions which are expected to build a stronger customer base in its primary markets. The Company invested approximately $500,000 to renovate Regional Bank's main office and $500,000 to open two new branch offices. The renovation allows for direct lobby access of all customer service and loan personnel, and greatly improves drive-up and electronic banking service.

The Allison Lane branch in Jeffersonville was opened by Regional Bank to provide greater access to present and prospective customers in Clark County. Due to the recent completion of ongoing road improvements near this branch, management considers 1996 to be the appropriate period to measure the success of this branch. Union Bank opened the IGA supermarket branch in Greensburg, exclusively providing seven-day banking and extended hours to the community. Entry into new markets will be pursued through exploration of acquisition opportunities.

A continuing tenet of the plan is to establish and cultivate more pro-active relationships with financial analysts and market makers in the Company's stock. Management has met with prominent financial analysts to share Indiana United Bancorp's success story in 1995, and continued contacts with potential market makers and other financial analysts are planned in the current year.

The Company initiated a sales philosophy in 1995, supported by a performance-based employee incentive program. The initial phase of this program included sales-oriented training for all customer service personnel. During 1996, many technological improvements are being initiated.

                                 INDIANA UNITED BANCORP

                                       FORM 10-Q

Certain of these improvements, such as upgrading communication lines, will provide faster response time for customer transactions. Others represent capital investments which will allow the Company to continue to effectively compete in the financial services industry. The dynamics of the plan assure continually evolving objectives, and the extent of the Company's success will depend upon how well it anticipates and responds to competitive changes within its markets, the interest rate environment and other external forces.

Results of Operations

Earnings for the first quarter of 1996 increased 26% to $697,000 as compared to the same quarter of 1995.

Non-interest income in 1995 reflects approximately $15,000 of nonrecurring income. Only minimal changes have occurred in noninterest income in the first quarter of 1996 compared to the same period last year. Noninterest expense reflects reduced Federal Deposit Insurance Corporation ("FDIC") assessments due to a lower deposit insurance assessment rate. Professional fees also decreased in the first quarter of 1996 as compared to the prior year.

Net income per common share for the first quarter equaled $.54 in 1996, compared to $.41 in 1995.

The Company's return on average total assets for the first quarter was .92% in 1996 and .74% in 1995. First quarter return on average common shareholders' equity was 10.31% in 1996 and 9.19% in 1995.

Net Interest Income

Net interest income is influenced by the volume and yield of earning assets and the cost of interest-bearing liabilities. Net interest margin reflects the mix of interest-bearing and noninterest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. First quarter net interest income of $2,858,000 in 1996 increased 5% from $2,727,000 in 1995.

Throughout much of 1995, many of the Company's local competitors offered interest rates on long-term certificates of deposit significantly above national market averages. The Company believed this strategy would depress future years earnings of these competitors and elected not to engage in such activity. The Company instead employed a deposit pricing strategy focused on retaining and attracting shorter-term funds in anticipation of a lower interest rate environment in 1995 and 1996. The Company believes its ability to reprice these deposits in the near term will continue to improve its net interest margin relative to average peer performance. As expected, by mid 1995, many of these competitors had reduced or eliminated rate premiums on long-term deposits and, by year end 1995, the Company's competitive disadvantage in attracting these funds was minimal.

Although many of the Company's peer group competitors reported flat or marginally changed net interest margins for the full year 1995, the Company increased its net interest margin by 20 basis points. In the first quarter of 1996, the Company increased its net interest margin to 3.96%, or 18 basis points over the same period last year.

Provision for Loan Losses

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Possible Loan Losses".

Noninterest Income

First quarter 1996 noninterest income has changed only slightly in all categories from the same period last year. Securities transactions in the first three months of 1995 resulted in a gain of $1,000 compared to no gain or loss in the same 1996 period.

                                 INDIANA UNITED BANCORP
                                       FORM 10-Q

Insurance commissions continue to represent the largest component of recurring first quarter noninterest income, equaling 31% in 1996 and 29% in 1995. Insurance income is expected to increase in 1996 over 1995 levels. Service charges on deposit accounts increased in the first quarter of 1996 by $7,000, primarily reflecting increased regular service charge income and NSF fees. Deposit growth and interest rate variables are also expected to generate greater service charge income in 1996.

(Dollars in Thousands)

                                    1996            1995
                                  1st Qtr.        1st Qtr.
Insurance commissions              $  98           $ 102
Trust fees                            50              50
Service charges on deposit
  accounts                           116             109
Gains on sales of securities                           1
Other income                          57              88
                                   $ 321           $ 350

                                  INDIANA UNITED BANCORP
                                         FORM 10-Q

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS
(Taxable Equivalent Basis)*          Three Months Ended
                                    March 31, 1996             March 31, 1995
                                 Avg.          Yield/       Avg.          Yield/
                                 Bal. Interest  Rate        Bal. Interest  Rate
ASSETS
  Interest-bearing deposits      590       8   5.45%         147     1  2.76%
  Federal funds sold           6,974      93   5.42%         122     2  6.65%
Securities:
    Taxable                   79,037   1,228   6.21%      92,932 1,448  6.23%
    Tax-exempt                 3,950      74   7.49%       4,701    89  7.57%
    Total securities          82,987   1,302   6.28%      97,633 1,537  6.30%
  Loans:**
    Commercial                62,229   1,466   9.48%      63,305 1,438  9.21%
    Real estate mortgage     117,954   2,349   7.97%     115,188 2,085  7.24%
    Installment               18,199     503  11.12%      14,031   396 11.45%
    Government guaranteed
      loans purchased          2,045      41   8.06%       2,779    56  8.17%
    Total loans              200,427   4,359   8.72%     195,303 3,975  8.19%
    Total earning assets     290,978   5,762   7.94%     293,205 5,515  7.64%
  Allowance for loan losses  (2,758)                     (2,766)
  Unrealized losses on
      securities                279                      (3,100)
  Cash and due from banks     9,107                       7,231
  Premises and equipment      5,966                       5,552
  Other assets                2,737                       3,900
    Total assets            306,309                     304,022
LIABILITIES
  Interest bearing deposits:
    NOW and Super NOW
      accounts               29,183     175    2.41%     32,003    212  2.69%
    Money market investment
      accounts               34,545     309    3.60%     37,649    321  3.46%
    Savings                  28,797     233    3.25%     23,617    173  2.97%
    Certificates of deposit
      and other time
      deposits              139,123   1,873    5.41%    133,267  1,616  4.92%
    Total interest bearing
      deposits              231,648   2,590    4.50%    226,536  2,322  4.16%
  Short-term borrowings      12,785     167    5.25%     18,445    271  5.96%
  Long-term debt              5,934     122    8.27%      7,500    165  8.92%
    Total interest bearing
      liabilities           250,367   2,879    4.62%    252,481  2,758  4.43%
  Noninterest bearing demand
    deposits                 23,980                      23,487
  Other liabilities           3,784                       2,894
    Total liabilities        78,131                     278,862
Shareholders' equity         28,178                      25,160
    Total liabilities and
      shareholders' equity  306,309   2,879    3.98%*** 304,022  2,758  3.86%***
    Net interest income               2,883    3.96%              2,757 3.78%
Adjustment to convert tax exempt
securities and loans to a fully
taxable equivalent basis using
a marginal rate of 34%                   25                          30

* Adjusted to reflect income related to securities and loans exempt from Federal income taxes reduced by nondeductible portion on interest expenses.
**   Nonaccruing loans have deen included in the average balances.
***  Total interest expense divided by total earning assets.

                                INDIANA UNITED BANCORP

                                      FORM 10-Q

Noninterest Expense

The largest component of noninterest expense is personnel expense. Personnel expenses in the first quarter of 1996 declined by $14,000, or 1%, as compared to the prior year period. Normal staff salary adjustments and increased benefit costs have been incurred in both 1996 and 1995, including amounts earned by employees in connection with the performance incentive compensation plan. Personnel expenses in 1996 are not expected to change materially from 1995.

Effective January 1, 1995, the Company adopted SFAS No.106, Employers' Accounting for Postretirement Benefits Other Than Pensions, which focuses principally on postretirement health care benefits. SFAS No.106 requires the accrual of these benefits over the period the employee performs the service to earn the benefits rather than the prior practice of accounting for these benefits on the cash basis. The adoption of SFAS No.106 has not had any material effect on operations or financial condition in 1995 and 1996.

Expenses related to premises and equipment expense increased minimally in 1996 as compared to the first quarter of 1995. Professional fees in 1995 were elevated by expenses incurred to an investment advisor. The investment advisory service was discontinued in early 1995.

Deposit insurance was $98,000 less in the first quarter of 1996 than the prior year, due to a lower rate and lower volume of deposits on which the insurance premium is calculated. In mid 1995, the FDIC reduced deposit insurance premiums paid by soundly managed banks, including Union Bank, by 83%. Since the bank insurance fund reached a mandated funding level in 1995, the assessment rate for the Company's commercial bank has been further reduced to the $2,000 minimum level permissable in 1996. The FDIC has also decided to retain the current premium rates paid by thrift institutions, and is currently evaluating several proposals for the recapitalization of the Savings Association Insurance Fund ("SAIF"). It is possible Congress will pass legislation to merge the bank and thrift components of the FDIC insurance fund, ultimately mandating the conversion of thrifts to commercial bank charters. Such legislation is likely to result in a one-time assessment of all thrift institutions, which, if based upon deposit balances as of March 31, 1995 as now proposed, would result in a nonrecurring pre-tax charge of approximately $700,000 for Regional Bank. Subsequent to the one-time charge, Regional Bank's assessment rate should decrease to the current level of commercial banks. Other operating expenses decreased 11% in the first quarter of 1996 with no significant dollar change in any individual expense item.

(Dollars in Thousands)

                                         1996               1995
                                       1st Qtr.           1st Qtr.
Salaries and employee benefits         $1,115             $1,129
Premises and equipment expenses           382                381
Professional fees                          51                 63
Amortization of core deposit
  intangibles                               9                 10
Deposit insurance/supervisory
  assessment                               63                161
Stationary, printing, supplies             67                 72
Insurance                                  29                 35
Postage                                    52                 50
Other operating expenses                  233                262
                                       $2,001             $2,163

                                INDIANA UNITED BANCORP

                                      FORM 10-Q

Income Taxes

Income tax expense for the first quarter of 1996 was $454,000 compared to $357,000 for the same period in 1995, and the effective rate was 39% for both periods. The Company and its subsidiaries will file a consolidated federal income tax return for 1996.

Financial Condition

March 31, 1996 total assets decreased to $303,285,000 from $313,067,000 at December 31, 1995, and increased from $302,745,000 on March 31, 1995. Cash, cash equivalents and short-term investments were used to provide funding for loans scheduled to close shortly after December 31, 1995 and for the customary January withdrawals of public funds.

Total average assets increased to $306,309,000 at March 31, 1996 compared to $304,022,000 at March 31, 1995. Average earning assets represent 95% of average total assets for the first quarter of 1996 and 96% for the first quarter of 1995. Average loans represent approximately 65% of average assets in both quarters. Management intends to continue its emphasis on loan growth in 1996.

Although average interest-bearing deposits increased in the first quarter of 1996 as compared to 1995, total deposits have decreased since year end 1995. Noninterest-bearing deposits have decreased approximately $6,582,000. Interest-bearing deposits have increased approximately $55,000 since year end 1995.

Long-term debt is the Company's loan for the purchase of Regional Bank and Union Bank and is secured by the capital stock of the Company's subsidiaries. Interest adjusts quarterly to the lender's prime rate, less 25 basis points. The Company successfully renegotiated the rate with the lender in mid 1995 and the new rate became effective July 1, 1995. The Company believes it has complied with all terms and covenants of the loan agreement. The Company prepaid its scheduled payment of $375,000 due June 30, 1996 plus an additional $125,000 in March 1996. The Company intends to make an additional prepayment later this year.

Shareholders' equity was $27,404,000 on March 31, 1996 compared to $28,245,000 on December 31, 1995 and $26,089,000 on March 31, 1995. Book
value per common share increased to $21.11 or 11% from $19.10 at March 31, 1995 and $20.98 at year end 1995. The unrealized loss on securities available for sale, net of taxes, totaled $67,000 or $.05 per share at March 31, 1996 compared to an unrealized loss of $950,000 or $.76 per share at March 31, 1995 and an unrealized gain of $195,000 or $.15 at December 31, 1995. Excluding the net unrealized gains or losses on securities available for sale, book value per share was $21.16 or an increase of 7% over the comparable book value at March 31, 1995. The Company redeemed $1,000,000 of its preferred stock in March 1996 and $200,000 in March 1995.

Loans, Credit Risk and the Allowance and Provision for Possible Loan Losses

Loans remain the Company's largest concentration of assets and continue to represent the greatest risk. The loan underwriting standards observed by each of the Company's subsidiaries are viewed by management as a deterrent to the emergence of an abnormal level of problem loans and a subsequent increase in net chargeoffs. The Company's conservative loan underwriting standards have historically resulted in higher loan quality and lower levels of net chargeoffs than peer bank averages. The Company also believes credit risks are elevated by undue concentrations of loans in specific industry segments and loans to out of area borrowers. Accordingly, the Company's board of directors regularly monitors such concentrations to determine compliance with its restrictive loan allocation policy.

                                INDIANA UNITED BANCORP

                                      FORM 10-Q

Total loans increased 3% over March 31, 1995 loan totals, primarily reflecting the expansion of the consumer loan portfolio and management's emphasis on indirect automobile financing in late 1995. Consumer loans increased 30% at March 31, 1996 compared to the same period in 1995. The Company intends to continue this emphasis on increasing consumer loans in 1996 to provide greater diversification within the portfolio and to generate higher yields than residential real estate loans. Although the Company limits its exposure to long-term fixed rate residential mortgage loans and generally observes 20% downpayment guidelines, it is originating both fixed rate loans and loans with little or no downpayment for a noncompeting mortgage lender during 1996. This program will assist the Company in serving all segments of the community without incurring unacceptable levels of credit exposure or interest rate risk. The origination of these loans will also provide additional fee income.

The Company regards its ability to identify and correct loan quality problems as one of its greatest strengths. Loans are placed in a nonaccruing status when in management's judgement the collateral value and/or the borrower's financial condition does not justify accruing interest. As a general rule, commercial and real estate loans are reclassified to nonaccruing status at or before becoming 90 days past due. Interest previously recorded but not deemed collectible is reversed and charged against current income. Subsequent interest income on nonaccrual loans is thereafter recognized only when collected. Non-real estate secured consumer loans are not placed in nonaccruing status, but are chargedoff when policy-determined delinquent status is reached.

Net chargeoffs were $21,000 at March 31, 1996 compared to $44,000 at March 31, 1995. As a percentage of average loans, net chargeoffs equaled
 .01% and .02% respectively for March 31, 1996 and 1995. In prior periods the Company has historically outperformed its peer group's net loan loss average, and although peer data has yet to be released for the current period, that trend should continue.

The determination of the provision in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions and the amount of loans outstanding

Management maintains a listing of loans warranting either the assignment of a specific reserve amount or other special administrative attention. This listing, together with a listing of all classified loans, nonaccrual loans and loans delinquent 30 days or more, is reviewed monthly by the board of directors of each subsidiary.

The ability to absorb loan losses promptly when problems are identified is invaluable to a banking organization. Most often, losses incurred as a result of quick collection action are much lower than losses incurred after prolonged legal proceedings. Accordingly, the Company observes the practice of quickly initiating stringent collection efforts in the early stages of loan delinquency.

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least monthly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and the amount and composition of growth expectations. The allowance for loan losses as of March 31, 1996, is considered adequate by management.

The Company adopted SFAS No.114 and No.118, Accounting by Creditors for Impairment of a Loan and Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, on January 1, 1995. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent. The amount of impaired loans at March 31, 1995 and 1996 was not material.

                                INDIANA UNITED BANCORP

                                      FORM 10-Q

Summary of Allowance for Loan Losses
(Dollars in Thousands)

                                                1996      Year Ended
                                                thru     December 31,
                                               Mar. 31       1995
Balance at beginning of period                 $2,754       $2,784
Chargeoffs:
  Commercial                                       16           91
  Real-estate mortgage                            --            38
  Installment                                      16           31
     Total chargeoffs                              32          160
Recoveries:
  Commercial                                      --            61
  Real-estate mortgage                            --            27
  Installment                                      11           12
     Total recoveries                              11          100
Net chargeoffs                                     21           60
Provision for loan losses                          27           30
Balance at end of period                       $2,760       $2,754

Ratio of net chargeoffs to average
  loans outstanding during the period             .01%         .03%
Ratio of provision for loan losses to average
  loans outstanding during the period             .01%         .02%
Ratio of allowance to total loans at
  end of period                                  1.38%        1.37%

Allocation of the Allowance for Loan Losses
(Dollars in Thousands)

                                          Mar. 31, 1996      December 31, 1995
                                         Amount    Percent    Amount   Percent
Real estate:
  Residential                            $ 135        5%      $ 134       5%
  Agricultural                              13                   14
  Commercial                               710       26         575      21
  Construction and development              71        3          75       3
     Total real estate                     929       34         798      29

Commercial:
  Agribusiness                             123        4         117       4
  Other commercial                         350       13         445      16
     Total commercial                      473       17         562      20

Consumer                                   137        5         131       5
Unallocated                              1,221       44       1,263      46

     Total                              $2,760      100%     $2,754     100%

                                INDIANA UNITED BANCORP

                                      FORM 10-Q

Investment Securities

Investment securities offer flexibility in the Company's management of interest rate risk, and is the primary means by which the Company provides liquidity and responds to changing maturity characteristics of assets and liabilities. The Company's investment policy prohibits trading activities and does not allow investment in high risk derivative products or junk bonds.

Effective January 1, 1994, the Company adopted new accounting rules for securities. The rules require that each security must be individually designated as a "held to maturity" (HTM) security or as an "available for sale" (AFS) security.

Late in 1995, the Financial Accounting Standards Board allowed an unprecedented "one time" transition reclassification. While the vast majority of the Company's investments were already designated AFS, the Company took this opportunity to reclassify all remaining HTM securities to AFS to provide even greater management flexibility in responding to changes within financial markets.

As of March 31, 1996, all investment securities are classified as AFS and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. A net unrealized loss of $67,000 was recorded to adjust the AFS portfolio to current market value at March 31, 1996, compared to a net unrealized loss of $950,000 at March 31, 1995.

At March 31, 1996, the yield of the investment securities portfolio was 6.28%, representing a slight decrease from 6.32% at March 31, 1995 and 6.33% at year end 1995.

Variable rate securities comprised 52% of the total portfolio on March 31, 1996 compared to 54% on March 31, 1995. The weighted average life of the portfolio was 1.50 years on March 31, 1996 as compared to 1.31 years on March 31, 1995.

SFAS No.119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments, requires disclosures about derivative financial instruments - futures, forward swap and option contracts, and other financial instruments with similar characteristics, was effective for 1995 for the Company. The Company does not have any derivative financial instruments as defined in SFAS No.119.

Sources of Funds

The Company relies primarily on customer deposits and securities sold under repurchase agreements, along with shareholders' equity to fund earning assets. On an infrequent basis, Federal Home Loan Bank ("FHLB") advances are used to provide additional funds. The Company is not aware of any recommendations by regulatory authorities which would materially affect liquidity, capital resources or operations.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits were 88% and 85% of total earning assets at March 31, 1996 and 1995. Total interest-bearing deposits averaged 91% of average total deposits at March 31, 1996 and 1995. Management intends to continue trying to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

Securities sold under repurchase agreements ("repos") are high denomination investments utilized by public entities and commercial customers as an element of their cash management responsibilities. Repos are not subject to FDIC assessment so they are less costly than large certificates of deposit. With the reduction in the FDIC assessment, repos will not have the cost advantage previously held. Management expects large denomination certificates of deposit to become more widely used in 1996 to replace a portion of the funds previously invested in repos.

                                  INDIANA UNITED BANCORP

                                        FORM 10-Q


Short-term borrowings decreased 41% at March 31, 1996 compared to the same period last year. FHLB advances represented most of this decrease. FHLB advances were used to fund loans and other earning assets. Depending upon the level of loan demand, management may elect to use FHLB advances in 1996.

The Company decreased average repos and other short-term borrowings at March 31, 1996 to $12,785,000 or 31% below the $18,445,000 at March 31, 1995.

The Company has continued to prepay long-term debt in 1996. Long-term debt decreased $500,000 at March 31, 1996, of which $125,000 represented reductions in excess of scheduled payments. Management expects to continue its history of accelerated payments yet again in late 1996.

Capital Resources

Total shareholders' equity was $27,404,000 at March 31, 1996, and includes $1,000,000 of preferred stock. The Company redeemed $1,000,000 of preferred stock in March 1996, and $200,000 in March 1995.

The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items. The Company's core capital (Tier 1) consists of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the allowance for credit losses. At March 31, 1996, Tier 1 capital to total assets was 8.93%. Total capital to risk-adjusted assets was 16.41%. Both ratios substantially exceed all regulatory definitions of a well-capitalized institution.

Shareholders' equity was impacted by the Company's initial decision to categorize a large portion of its securities portfolio as AFS under accounting rules adopted January 1, 1994. Securities in this category are carried at fair value, and shareholders' equity is adjusted to reflect unrealized gains and losses, net of taxes. On November 29, 1995, in accordance with the transition reclassification allowed by the Financial Accounting Standards Board, securities previously classified at HTM were transferred to AFS. As of March 31, 1996, 100% of the investment portfolio is designated as AFS.

The Company declared and paid common dividends of $.20 per share in the first quarter of 1996 and $.16 for the same quarter last year. Book value per common share increased 11% to $21.11 from $19.10 on March 31, 1995. The net adjustment for AFS securities decreased book value by $.05 and $.76 at March 31, 1996 and 1995. Depending on market conditions, the adjustment for AFS securities can cause significant fluctuations in equity. The dividend payment rate on preferred stock was 6.34% during each of the past two years.

Liquidity

Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets, and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, money market instruments, and securities maturing within one year. In addition, the Company holds $78,436,000 of AFS securities maturing after one year which can be sold to meet liquidity needs.

Liquidity is reinforced by maintaining a relatively stable funding base, which is achieved by diversifying funding sources, extending the contractual maturity of liabilities, and limiting reliance on volatile short-term purchased funds. The Company's strategy is to fund assets to the maximum extent possible with core deposits, which provide a sizable source of relatively stable and low-cost funds.

                                 INDIANA UNITED BANCORP

                                       FORM 10-Q

Average core deposits funded approximately 88% of total earning assets at March 31, 1996. Short-term funding needs can arise from declines in deposits or other funding sources, drawdowns of loan commitments, and requests for new loans.

Shareholders' equity and long-term debt also contribute to liquidity by reducing the need to continually rely on short-term purchased funds. At the end of March 1996, long-term debt totaled 2% of total assets and 20% of total shareholders' equity versus 2% of total assets and 29% of total shareholders' equity at March 31, 1995.

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment.

Rate Sensitivity Analysis at March 31, 1996

                                        Maturing and Repricing

                                                               Over 3-
                              3 Months  1 Year     3 Years     5 Years
Rate-sensitive assets        $86,399   $84,172    $46,132     $25,736
Rate-sensitive liabilities    85,704    87,998     50,010      24,540
Rate sensitivity gap (assets
  less liabilities)              695    (3,826)    (3,878)      1,196
Rate sensitivity gap (cum.)      695    (3,131)    (7,009)     (5,813)
Percent of total assets (cum.)    .2%     (1.0%)     (2.3%)      (1.9%)
Rate-sensitive assets/
  liabilites (cum.)            100.8%     98.2%      96.9%       97.7%

Interest-bearing transactions and savings accounts are not presented as immediately repriceable in the above table.


Interest Rate Risk

At March 31, 1996 the Company held approximately $170,571,000 in assets, comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons. The Company's interest rate sensitivity analysis for the period ended March 31, 1996 is presented above. Core deposits are distributed or spread among the various repricing categories based upon historical patterns of repricing which are reviewed periodically by management. The assumptions regarding these repricing characteristics greatly influence conclusions regarding interest sensitivity. Management believes its assumptions regarding these liabilities are reasonable.

Effective asset/liability management requires the maintenance of a proper ratio between maturing or repriceable interest-earning assets and interest-bearing liabilities. It is the policy of the Company that rate-sensitive assets less rate-sensitive liabilities to total assets be kept within a range of 80% to 130%. The Company's strategy is to maintain near neutral when rates are likely to remain stable and shifting slightly toward a negative gap when rate are expected to decline and a positive gap when rates are expected to rise.

The Company is continuing to pursue a strategy to attain a neutral to a slightly negative gap position in the belief that the current interest rate cycle has peaked. In any event, the Company does not anticipate that its earnings will be materially impacted in 1996 regardless of the direction interest rates may trend.

                                 INDIANA UNITED BANCORP

                                       FORM 10-Q

Effects of Changing Prices

The Company's asset and liability structure is substantially different from that of an industrial company in that most of its assets and liabilities are monetary in nature. Management believes the impact of inflation on financial results depends upon the Company's ability to react to changes in interest rate and, by such reaction, reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction at the same time, or at the same magnitude, as the prices of other goods and services.
As discussed previously, management relies on its ability to manage the relationship between interest- sensitive assets and liabilities to protect against wide interest rate fluctuations, including those resulting from inflation.

Future Accounting Changes

The FASB has issued SFAS No.121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. This Statement establishes guidance for recognizing and measuring impairment losses and requires that the carrying amount of impaired assets be reduced to fair value. Long-lived assets and certain identifiable intangibles must be reviewed for impairment whenever events indicate that the carrying amount of the assets may not be recoverable. SFAS No.121 is effective in 1996 for the Company. Management does not believe the adoption of SFAS No.121 will have any material effect on results of operation or financial condition in 1996.

SFAS No.122, Accounting for Mortgage Servicing Rights, pertains to mortgage banking and financial institutions that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. The Statement eliminates the accounting distinction between mortgage servicing rights that are acquired through loan origination activities and those acquired through purchase transactions. Under this Statement, if the Company enters into mortgage banking activities and sells or securitizes loans and retains the mortgage servicing rights, the Company must allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the rights) based on their relative fair values.

SFAS No.122 is effective for the Company in 1996. Since the Company does not currently engage in mortgage banking activities, it does not expect adoption of this Statement to have any material effect on 1996 operations or financial position.

SFAS No.123, Stock Based Compensation, is effective for the Company in 1996. This Statement requires expanded disclosures rather than recognition of compensation cost as was originally required by the exposure draft of this Statement for fixed, at the money, options. However, employers are encouraged to recognize the cost of stock-based compensation plans in their financial statements. Currently, the Company has no stock-based compensation plans and adoption of SFAS No.123 is not expected to have any effect on 1996 financial statements.

                                    INDIANA UNITED BANCORP

                                          FORM 10-Q

                                 PART II.  OTHER INFORMATION

                         Item 6.  Exhibits and Reports on Form 8-K






     (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

        20: The Financial Report dated March 31, 1996 and furnished to Registrant's shareholders is attached to this Form 10-Q.

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

                                                  INDIANA UNITED BANCORP




May 14, 1996                                      By:/s/Robert E. Hoptry
                                                     Robert E. Hoptry
                                                     Chairman and President




May 14, 1996                                      By:/s/Jay B. Fager
                                                     Jay B. Fager
                                                     Chief Financial Officer,
                                                     Treasurer and Principal
                                                     Accounting Officer

                           INDIANA UNITED BANCORP

                                 FORM 10-Q

                               EXHIBIT INDEX


                                                                   Page

   20         The Financial Report dated MArch 31, 1996 and        24-29
              furnished to Registrant's shareholders is attached