Form 10-Q
period 1996-06-30
INDIANA UNITED BANCORP
filed 1996-08-13
CIK 720002

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED               JUNE 30, 1996

COMMISSION FILE NUMBER          0-12422

                          INDIANA UNITED BANCORP
          (Exact name of registrant as specified in its charter)

                   INDIANA                    35-1562245
      (State or other jurisdiction of        (IRS Employer
       incorporation or organization)      Identification No.)

  201 NORTH BROADWAY  GREENSBURG, INDIANA              47240
 (Address of principal executive offices)            (Zip Code)

                                (812)  663-0157
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

     As of June 30, 1996 there were outstanding 1,250,897 shares, without par value of the registrant.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q
                                   INDEX


                                                                   Page
                                                                    No.
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements                                   3
        Consolidated Condensed Balance Sheet
        Consolidated Condensed Statement of Income                   4
        Consolidated Condensed Statement of Changes in
           Shareholders' Equity                                      5
        Consolidated Condensed Statement of Cash Flows               6
        Notes to Consolidated Condensed Financial Statements       7-8

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations               9-21

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                      22
     Signatures                                                     23

                          INDIANA UNITED BANCORP
                                 FORM 10-Q
                      PART I.  FINANCIAL INFORMATION
                       Item 1.  Financial Statements
               CONSOLIDATED CONDENSED STATEMENT OF CONDITION
                                (Unaudited)
                          (Dollars in thousands)

                                                      Jun 30,       Dec 31,
                                                       1996          1995
Assets
   Cash and due from banks                          $ 14,924      $ 11,707
   Interest-bearing demand deposits                       69            72
   Federal funds sold                                  4,300         7,150
     Cash and cash equivalents                        19,293        18,929
   Short-term investments                                100         5,100
   Securities:
     Available for sale                               87,329        80,651
     Held to maturity                                      -             -
       Total securities                               87,329        80,651
   Loans:
     Loans                                           207,077       201,354
     Less: Allowance for loan losses                   2,807         2,754
      Net loans                                      204,270       198,600
   Premises and equipment                              5,959         6,025
   Federal Home Loan Bank stock                        1,138         1,138
   Core deposit intangibles                              124           142
   Accrued interest receivable                         2,049         1,974
   Other real estate                                       -            45
   Other assets                                          867           463
       Total assets                                 $321,129      $313,067

Liabilities
   Deposits:
     Non-interest bearing                           $ 27,362     $  30,335
     Interest bearing                                245,647       232,011
       Total deposits                                273,009       262,346
   Short-term borrowings                              13,197        13,240
   Long-term debt                                      5,500         6,000
   Accrued interest payable                            1,277         1,389
   Other liabilities                                   1,240         1,847
       Total liabilities                             294,223       284,822
Shareholders' equity
   Preferred stock, no par value:
     Authorized-- 400,000 shares
     Issued and presently outstanding--
     5,000 shares and 20,000 shares                      500         2,000
   Common stock $1 stated value:
     Authorized--3,000,000 shares
     Issued and presently outstanding--
     1,250,897 shares                                  1,251         1,251
   Paid-in surplus                                    10,677        10,677
   Valuation adjustment-Securities AFS                  (582)          195
   Retained earnings                                  15,060        14,122
       Total shareholders' equity                     26,906        28,245
       Total liabilities and shareholders' equity   $321,129      $313,067

See notes to consolidated condensed financial statements.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q
                CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                (Unaudited)
                          (Dollars in thousands)

                                  Three months ended     Six months ended
                                       June 30,               June 30,
                                    1996     1995         1996       1995
Interest income:
   Loans, including fees          $4,460    $4,173      $ 8,819    $ 8,148
   Investment securities:
     Taxable                       1,284     1,360        2,512      2,808
     Tax-exempt                       48        57           97        116
   Federal funds sold                 91        66          185         68
   Interest-bearing deposits           1         2            9          3
       Total interest income       5,884     5,658       11,622     11,143
Interest expense:
   Deposits                        2,660     2,560        5,250      4,882
   Short-term borrowings             151       259          318        530
   Long-term debt                    110       167          232        332
       Total interest expense      2,921     2,986        5,800      5,744
Net interest income                2,963     2,672        5,822      5,399
   Provision for loan losses          33         6           60          9
Net interest income after
   provision for loan losses       2,930     2,666        5,762      5,390
Noninterest income:
   Securities gains                    -        10            -         11
   Other operating income            413       420          734        769
       Total noninterest income      413       430          734        780
Noninterest expense                2,045     2,103        4,047      4,266
Income before income tax           1,298       993        2,449      1,904
   Income tax expense                514       392          968        750
Net income                        $  784    $  601      $ 1,481    $ 1,154

Per common share:
   Net income                      $0.61     $0.45        $1.15      $0.86
   Cash dividends declared          0.20      0.16         0.40       0.32
Avg common shares outstanding  1,250,897 1,250,897    1,250,897  1,250,897

See notes to consolidated condensed financial statements.

                           INDIANA UNITED BANCORP
                                 FORM 10-Q
    CONSOLIDATED CONDENSED STATEMENT OF CHANGES TO SHAREHOLDERS' EQUITY
                                (Unaudited)
                          (Dollars in thousands)

                                                      1996        1995
Balance, January 1                                  $28,245     $24,282
Net income                                            1,481       1,154
Net change in unrealized gains (losses)
   on securities available for sale                    (777)      2,619
Redemption of preferred stock                        (1,500)       (200)
Cash dividends:
   Preferred stock                                      (42)        (73)
   Common stock                                        (501)       (399)
Balance, June 30                                    $26,906     $27,383

See notes to consolidated condensed financial statements.

                         INDIANA UNITED BANCORP
                                 FORM 10-Q
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                (Unaudited)
                          (Dollars in thousands)

                                                        Six months ended
                                                            June 30
                                                        1996       1995
Cash flows from operating activities:
     Net income                                       $ 1,481    $ 1,154
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                             60          9
     Depreciation and amortization                        329        316
     Premiums and discounts amort on inv securities        55         35
     Accr of loan and deposit fair value adj               46         68
     Amort and reduction of core deposit intangibles       18         20
     Securities gains                                       -        (11)
     Increase in interest receivable                      (75)       (64)
     Increase (decrease) in interest payable             (112)       292
     Other adjustments                                   (888)     1,593
       Net cash provided by operating activities          914      3,412

Cash flows from investing activities:
   Proceeds from int-bearing time dep maturities        5,003         56
   Purchases of securities available for sale         (15,717)    (8,430)
   Proceeds from maturities and paydowns
     of securities available for sale                   9,039      1,376
   Proceeds from sales of sec available for sale            -     10,754
   Proceeds from sales of sec held to maturity              -        351
   Net change in loans                                 (5,723)    (5,532)
   Purchases of premises and equipment                   (263)      (693)
   Proceeds from sales of other real estate                45        100
   Other investment activities                         (1,011)     2,269
      Net cash provided (used) by
        investing activities                           (8,627)       251
Cash flows from financing activities:
   Net change in:
     Noninterest bearing, NOW, money market
       and savings deposits                            (3,693)    (6,629)
     Certificates of deposit                           14,356      5,593
     Short-term borrowings                                (43)     5,185
   Payments on long-term debt                            (500)    (1,000)
   Redemption of preferred stock                       (1,500)      (200)
   Cash dividends                                        (543)      (472)
      Net cash provided by financing activities         8,077      2,477
Net increase in cash and cash equivalents                 364      6,140
Cash and cash equivalents, beginning of period         18,929     11,580
Cash and cash equivalents, end of period              $19,293    $17,720

See notes to consolidated condensed financial statements.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (Table dollars amounts in thousands)

NOTE 1.

The significant accounting policies followed by Indiana United Bancorp ("Company") and its subsidiaries, Union Bank and Trust Company of Indiana ("Union Bank") and Regional Federal Savings Bank ("Regional Bank") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of those expected for the remainder of the year.

NOTE 2.

                                                   Gross      Gross
                                       Amortized Unrealized Unrealized   Fair
                                         Cost      Gains      Losses    Value
Securities Available for Sale
    at June 30, 1996
   U.S. Treasury                        $ 2,012      $  3    $   17   $ 1,998
   Federal Agencies                      25,624       110       467    25,267
   State and Municipal                    3,856        14        31     3,839
   Corporate and other securities           366                  30       336
   Mortgage-backed securities            56,426       330       867    55,889
     Totals                             $88,284      $457    $1,412   $87,329

                                                   Gross     Gross
                                       Amortized Unrealized Unrealized   Fair
                                         Cost      Gains      Losses    Value
Securities Available for Sale
    at December 31, 1995
   U.S. Treasury                        $ 3,016      $ 12      $ 10   $ 3,018
   Federal Agencies                      12,257       259       104    12,412
   State and Municipal                    3,955        80         1     4,034
   Corporate and other securities           480                  60       420
   Mortgage-backed securities            60,610       582       425    60,767
     Totals                             $80,318      $933      $600   $80,651

                                                             Beyond
                                  Within     1-5     5-10      10
                                  1 Year    Years   Years     Years    Totals
Maturity Distributions
    at June 30, 1996
   U.S. Treasury                  $1,005  $   993                     $ 1,998
   Federal Agencies               $6,065    8,031  $ 8,727  $ 2,444    25,267
   State and Municipal               340    1,883    1,297      319     3,839
   Corporate and other securities                      336                336
   Mortgage-backed securities               6,033    4,537   45,319    55,889
     Totals                       $7,410  $16,940  $14,897  $48,082   $87,329
   Weighted average yields         5.01%    5.44%    6.84%    6.62%     6.36%
     *Amounts in the tables above are based on scheduled maturity or call dates.

                         INDIANA UNITED BANCORP
                                 FORM 10-Q
NOTE 3.

                                                      Jun 30         Dec 31
                                                       1996           1995
Loans:
   Commercial                                       $  9,263       $  7,796
   Agricultural production financing
     and other loans to farmers                       11,427          9,996
   Farm real estate                                   26,438         28,910
   Commercial real estate mortgage                    21,383         24,129
   Residential real estate mortgage                  108,693        103,238
   Construction and development                        6,603          6,863
   Consumer                                           21,326         18,342
   Government guaranteed loans purchased               1,944          2,080
     Total loans                                    $207,077       $201,354

Underperforming loans:
   Nonaccruing loans                                  $1,142         $1,569
   Accruing loans contractually past due 90 days
     or more as to principal or interest payments        $23            $34

Allowance for loan losses:
   Balances, January 1                                $2,784         $2,784
   Provision for losses                                   60             30
   Recoveries on loans                                    42            100
   Loans charged off                                     (49)          (160)
   Balances, end of period                            $2,807         $2,754

NOTE 4.

Deposits:
   Noninterest bearing                              $ 27,362       $ 30,335
   NOW accounts                                       27,543         30,837
   Money market deposit accounts                      36,392         33,811
   Savings                                            28,608         28,616
   Certificates of deposit $100,000 or more           29,880         20,385
   Other certificates and time deposits              123,224        118,362
     Total deposits                                 $273,009       $262,346

NOTE 5.

Short-term borrowings:
   Securities sold under repurchase agreements       $11,389        $10,735
   U.S. Treasury demand notes                          1,808            505
   Federal Home Loan Bank advances                         -          2,000
     Total short-term borrowings                     $13,197        $13,240

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Indiana United Bancorp ("Company) is a registered bank holding company incorporated under the laws of Indiana in 1983, commensurate with its acquisition of Union Bank and Trust Company of Greensburg, Indiana. The Company acquired The Peoples Bank, Portland, Indiana in 1987, and Regional Federal Savings Bank, New Albany, Indiana ("Regional Bank") at the end of 1991. With the latter, Indiana United Bancorp became one of a small group of holding companies throughout the nation to operate both commercial banking and thrift subsidiaries. Union Bank and Trust Company of Indiana ("Union Bank") was created by the consolidation of the Greensburg and Portland operations in 1994. It's history traces back to 1873, and it holds Indiana state banking charter #1. At June 30, 1996, Union Bank held assets totaling $211 million and through its nine banking offices, ranked first in market share in Decatur County and second in Jay County. Regional Bank's assets totaled $110 million held by three banking offices in Floyd and Clark counties. Both subsidiaries offer competitive commercial and consumer loan deposit related services. Union Bank also operates a general line insurance agency and offers a broad range of personal and business trust services.

Overview

The Company operates under the broad tenets of a long-term strategic plan ("Plan") designed to improve the Company's financial performance, expand its competitive ability and enhance long-term shareholder value. The Plan is premised on the belief of the Company's board of directors that the Company can best promote long-term shareholder interests by continuing as an independently owned community banking organization.

In conformance with the plan, during 1994, the Company consolidated the operations of its two commercial banking subsidiaries to form Union Bank, and sold three underperforming branches of Regional Bank. The Company believes each of those actions increased its operating efficiency and the latter improved its net interest margin. The plan also focused on improving net interest margin by reducing the Company's dependence on expensive, non-core deposits.

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

The Allison Lane branch in Jeffersonville was opened by Regional Bank to provide greater access to present and prospective customers in Clark County. Due to the recent completion of road improvements near this branch, management considers 1996 to be the appropriate period to measure the success of this branch. Union Bank opened the IGA supermarket branch in Greensburg, exclusively providing seven-day banking and extended hours to the community. Entry into new markets will be pursued through exploration of acquisition opportunities.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

A continuing tenet of the plan is to establish and cultivate more pro-active relationships with financial analysts and market makers in the Company's stock. Management met with prominent financial analysts in 1995, and additional contacts have taken place in 1996 with those same financial analysts and potential market makers as we continue to share Indiana United Bancorp's success story.

The Company initiated a sales philosophy in 1995, supported by a performance-based employee incentive program. The initial phase of this program included sales-oriented training for all customer service personnel. During 1996, many technological improvements have been initiated. Certain of these improvements, such as upgrading communication lines, has provided faster response time for customer transactions. Others represent capital investments which will allow the Company to continue to effectively compete in the financial services industry. The dynamics of the plan assure continually evolving objectives, and the extent of the Company's success will depend upon how well it anticipates and responds to competitive changes within its markets, the interest rate environment and other external forces.

Results of Operations

Earnings for the second quarter of 1996 increased 30% to $784,000 as compared to the same quarter of 1995. Earnings for the first half of 1996 increased 28% to $1,481,000 as compared to the same period in 1995.

Noninterest income in 1995 reflects approximately $25,000 of nonrecurring income. Generally speaking, only minimal changes have occurred in noninterest income in the second quarter and the first six months of 1996 as compared to the same periods last year. Noninterest expense reflects reduced Federal Deposit Insurance Corporation ("FDIC") assessments due to a lower deposit insurance assessment rate. Professional fees also decreased in the first half of 1996 as compared to the prior year.

Net income per common share for the second quarter equaled $.61 in 1996, compared to $.45 in 1995. Per share earnings for the first half of 1996 and 1995 were $1.15 and $.86 respectively.

The Company's return on average total assets for the second quarter was 1.01% in 1996 and .79% in 1995. Year-to-date return on average total assets was 0.96% and 0.76% for 1996 and 1995. Second quarter return on average common shareholders' equity was 11.53% in 1996 and 9.23% in 1995. Year-to-date return on average shareholders' equity was 11.01% and 9.21% for 1996 and 1995.

Net Interest Income

Net interest income is influenced by the volume and yield of earning assets and the cost of interest-bearing liabilities. Net interest margin reflects the mix of interest-bearing and noninterest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Second quarter net interest income of $2,963,000 in 1996 increased 11% from $2,672,000 in 1995. The first six months net interest income increased by $423,000 or 8% over the same period in 1995.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

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

Although many of the Company's peer group competitors reported flat or marginally changed net interest margins for the full year 1995, the Company increased its net interest margin by 20 basis points. In the first half of 1996, the Company increased its net interest margin to 3.98%, or 27 basis points higher than the same period last year.

Provision for Loan Losses

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Possible Loan Losses".

Noninterest Income

Noninterest income in 1996 for the first six months and the second quarter has changed only slightly in all categories from the same periods last year. Securities transactions in the first six months of 1995 resulted in a gain of $11,000 compared to no gain or loss in the same 1996 period.

Insurance  commissions  continue  to represent  the  largest  component  of recurring year-to-date noninterest income, equaling approximately 34% in both 1996 and 1995. Insurance income for 1996 is expected to exceed 1995 levels. Service charges on deposit accounts increased in the first half of 1996 by $19,000, primarily reflecting increased regular service charge income and NSF fees. Deposit growth and interest rate variables are also affecting service charge income in 1996.

(Dollars in thousands)
                                             1996                1995
                                      2nd Qtr   1st Half  2nd Qtr   1st Half
Insurance commissions                  $155       $253     $155       $258
Trust fees                               50        100       50        100
Service charges on deposit accounts     126        242      114        223
Gains on sales of securities              -          -       10         11
Other income                             82        139      101        188
   Total                               $413       $734     $430       $780

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Noninterest Expense

The largest component of noninterest expense is personnel expense. Personnel expenses in the first half of 1996 increased by $18,000, or 1%, as compared to the prior year period. Normal staff salary adjustments and increased benefit costs have been incurred in both 1996 and 1995, including amounts earned by employees in connection with the performance incentive compensation plan. Personnel expenses in 1996 are not expected to change materially from 1995.

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

Expenses related to premises and equipment expense increased minimally in 1996 as compared to the first half of 1995. Professional fees in 1995 were elevated by expenses incurred to an investment advisor. The investment advisory service was discontinued in early 1995.

(Dollars in thousands)                          1996               1995
                                          2nd Qtr  1st Half  2nd Qtr  1st Half
Salaries and employee benefits             $1,146   $2,260    $1,113   $2,242
Premises and equipment expenses               377      759       369      750
Professional  fees                             58      109        53      116
Amortization of core deposit intangibles        9       18        10       20
Deposit insurance/supervisory assessment       64      127       161      322
Stationery, printing, supplies                 56      123        78      151
Insurance                                      25       54        33       68
Postage                                        40       92        48       98
Other operating expenses                      270      505       238      499
   Total                                   $2,045   $4,047    $2,103   $4,266

Deposit insurance was $195,000 less in the first half of 1996 than the prior year, due to a lower rate and lower volume of deposits on which the insurance premium is calculated. In mid 1995, the FDIC reduced deposit insurance premiums paid by soundly managed banks, including Union Bank, by 83%. Since the bank insurance fund reached a mandated funding level in
1995, the assessment rate for the Company's commercial bank has been further reduced to the $2,000 minimum level permissible in 1996. The FDIC has also decided to retain the current premium rates paid by thrift institutions, and is currently evaluating several proposals for the recapitalization of the Savings Association Insurance Fund ("SAIF").

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

   It is possible Congress will pass legislation to merge the bank and thrift components of the FDIC insurance fund, ultimately mandating the conversion of thrifts to commercial bank charters. Such legislation is likely to result in a one-time assessment of all thrift institutions, which, if based upon deposit balances as of March 31, 1995 as earlier proposed, would result in a nonrecurring pre-tax charge of approximately $700,000 for Regional Bank. Subsequent to the one-time charge, Regional Bank's assessment rate should decrease to the current level of commercial banks. Other operating expenses decreased 5% in the first half of 1996.

Income Taxes

Income tax expense for the first half of 1996 was $968,000 compared to $750,000 for the same period in 1995, and the effective rate was 40% for 1996 and 39% for 1995. The Company and its subsidiaries will file a consolidated federal income tax return for 1996.

Financial Condition

June 30, 1996 total assets increased to $321,129,000 from $313,067,000 at December 31, 1995, and increased from $313,211,000 on June 30, 1995. Short-term investments were primarily used to provide funding for loans and for the customary January withdrawals of public funds.

Total average assets increased to $309,659,000 at June 30, 1996 compared to $305,149,000 at June 30, 1995. Average earning assets represent 95% of average total assets for the first half of 1996 and 96% for the first half of 1995. Average loans represent approximately 65% of average assets for the first six months of 1996 and 64% for the same period in 1995. Management is continuing its emphasis on loan growth in 1996.

As compared to June 30, 1995 average noninterest-bearing deposits have increased approximately $544,000 and interest-bearing deposits have increased approximately $8,742,000. Since December 31, 1995 actual total deposits have increased by $10,663.000 or 4%.

Long-term debt is the Company's loan for the purchase of Regional Bank and Union Bank and is secured by the capital stock of the Company's subsidiaries. Interest adjusts quarterly to the lender's prime rate, less 25 basis points. The Company successfully renegotiated the rate with the lender in mid 1995 and the new rate became effective July 1, 1995. The Company believes it has complied with all terms and covenants of the loan agreement. The Company prepaid its scheduled payment of $375,000, originally due June 30, 1996, plus an additional $125,000 in March 1996. The Company intends to make an additional prepayment later this year.

Shareholders' equity was $26,906,000 on June 30, 1996 compared to $28,245,000 on December 31, 1995 and $27,383,000 on June 30, 1995. Book
value per common share increased to $21.11 or 5% from $20.13 at June 30, 1995 and $20.98 at year end 1995. The unrealized loss on securities available for sale, net of taxes, totaled $582,000 or $.47 per share at June 30, 1996 compared to an unrealized loss of $22,000 or $.02 per share at June 30, 1995 and an unrealized gain of $195,000 or $.15 at December 31, 1995. Excluding the net unrealized gains or losses on securities available for sale, book value per share was $21.58 at June 30, 1996, or an increase of 7% over the comparable book value at June 30, 1995. The Company redeemed $1,000,000 of its preferred stock in March 1996 and $500,000 in June 1996.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Average Balance Sheet and Net Interest Analysis
(Taxable equivalent basis)(1)                              Six months ended
                                              June 30, 1996                 June 30,1995
                                         Avg.    Yield/                Avg.    Yield/
                                         Bal.   Interest    Rate       Bal.   Interest    Rate
ASSETS
Interest-bearing deposits            $    371   $     10   5.42%   $    147    $     3   4.12%
Federal funds sold                      6,922        184   5.35%      2,262                              68     6.06%
Securities(2):
   Taxable                             80,952      2,512   6.21%     90,191      2,808   6.23%
   Tax-exempt                           3,903        147   7.53%      4,641        166   7.15%
     Total securities                  84,855      2,659   6.27%     94,832      2,974   6.27%
Loans(3):
   Commercial                          61,532      2,928   9.57%     63,566      2,956   9.38%
   Real estate mortgage               119,484      4,757   7.96%    115,404      4,252   7.37%
   Installment                         19,247      1,054  11.01%     14,532        831  11.53%
   Govt guaranteed
    loans purchased                     2,012         80   8.00%      2,633        109   8.35%
     Total loans                      202,275      8,819   8.74%    196,135      8,148   8.34%
     Total earning assets             294,423     11,672   7.94%    293,376     11,193   7.66%
Allowance for loan losses              (2,769)                       (2,733)
Unrealized losses
    on securities                        (121)                       (1,920)
Cash and due from banks                 9,461                         7,426
Premises and equipment                  5,967                         5,658
Other assets                            2,698                         3,342
     Total assets                    $309,659                      $305,149

LIABILITIES
Interest-bearing deposits:
   NOW and Super NOW accounts        $ 28,749       345   2.41%     $31,157        418   2.71%
   Money market
     investment accounts               35,354       634   3.61%      36,213        639   3.56%
   Savings                             29,125       469   3.24%      25,070        391   3.15%
   Certificates of deposit and
     other time deposits              142,762     3,802   5.36%     134,808      3,434   5.14%
     Total interest-bearing deposits  235,990     5,250   4.47%     227,248      4,882   4.33%
Short-term borrowings                  12,324       318   5.19%      17,788        530   6.01%
Long-term debt                          5,717       232   8.16%       7,411        332   9.03%
     Total int-bearing liabilities    254,031     5,800   4.59%     252,447      5,744   4.59%
Noninterest bearing demand deposits    24,381                        23,837
Other liabilities                       3,445                         2,894
     Total liabilities                281,857                       279,178
Shareholders' equity                   27,802                        25,971
     Total liabilities and
       shareholders' equity          $309,659  $ 5,800   3.96%(4)  $305,149    $ 5,744   3.95%(4)
Net interest income                  $  5,872            3.98%     $  5,449              3.71%
Adjustment to convert tax exempt
  securities and loans to a fully
  taxable equivalent basis using
  a marginal rate of 34%                 $50                           $60

(1) Adjusted to reflect income related to securities and loans exempt from Federal income taxes reduced by nondeductible portion on interest expenses.
(2) Yields for investment securities available for sale are computed based upon amortized costs.
(3)    Nonaccruing loans have been included in the average balances.
(4)    Total interest expense divided by total earning assets.

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

Total loans increased 3% over June 30, 1995 loan totals, primarily reflecting the expansion of the consumer loan portfolio and management's emphasis on indirect automobile financing beginning in late 1995 and continuing to the present. Consumer loans increased 32% at June 30, 1996 compared to the same period in 1995. The Company is continuing this emphasis on increasing consumer loans the remainder of 1996 to provide greater diversification within the portfolio and to generate higher yields than residential real estate loans. Although the Company limits its exposure to long-term fixed rate residential mortgage loans and generally observes 20% downpayment guidelines, it is originating both fixed rate loans and loans with little or no downpayment for a noncompeting mortgage lender during 1996. This program will assist the Company in serving all segments of the community without incurring unacceptable levels of credit exposure or interest rate risk. The origination of these loans will also provide additional fee income.

The  Company  regards  its  ability to identify and  correct  loan  quality problems as one of its greatest strengths. Loans are placed in a nonaccruing status when in management's judgment the collateral value and/or the borrower's financial condition does not justify accruing interest. As a general rule, commercial and real estate loans are reclassified to nonaccruing status at or before becoming 90 days past due. Interest previously recorded but not deemed collectible is reversed and charged against current income. Subsequent interest income on nonaccrual loans is thereafter recognized only when collected. Non-real estate secured consumer loans are not placed in nonaccruing status, but are chargedoff when policy-determined delinquent status is reached.

Net chargeoffs were $7,000 on June 30, 1996 compared to $71,000 on June 30, 1995. In prior periods the Company has historically outperformed its peer group's net loan loss average, and although peer data has yet to be released for the current period, that trend should continue.

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

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Summary of Allowance for Loan Losses
(Dollars in thousands)                        1996     Year ended
                                              thru     December 31,
                                             June 30      1995
Balance at beginning of period               $2,754       $2,784
Chargeoffs:
   Commercial                                    16           91
   Real-estate mortgage                           -           38
   Installment                                   33           31
      Total chargeoffs                           49          160
Recoveries:
   Commercial                                    30           61
   Real-estate mortgage                           -           27
   Installment                                   12           12
      Total recoveries                           42          100
Net Chargeoffs                                    7           60
Provision for loan losses                        60           30
Balance at end of period                     $2,807       $2,754

Ratio of net chargeoffs to average loans
   outstanding during the period                  -         .03%
Ratio of provision for loan losses to average
   loans outstanding during the period         .03%         .02%
Ratio of allowance to total loans at
   end of period                              1.36%        1.37%

Allocation of the Allowance for Loan Losses
(Dollars in thousands)              June 30, 1996     December 31, 1995
                                  Amount    Percent   Amount    Percent
Real estate:
   Residential                   $  141        5%    $  134        5%
   Agricultural                      13                  14
   Commercial                       760       27        575       21
   Construction and development      72        3         75        3
      Total real estate             986       35        798       29
Commercial:
   Agribusiness                     145        5        117        4
   Other commercial                 282       10        445       16
      Total commercial              427       15        562       20
Consumer                            156        6        131        5
Unallocated                       1,238       44      1,263       46
      Total                      $2,807      100%    $2,754      100%

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

The ability to absorb loan losses promptly when problems are identified is invaluable to a banking organization. Most often, losses incurred as a result of quick collection action are much lower than losses incurred after prolonged legal proceedings. Accordingly, the Company observes the practice of quickly initiating stringent collection efforts in the early stages of loan delinquency.

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least monthly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and the amount and composition of growth expectations. The allowance for loan losses as of June 30, 1996, is considered adequate by management.

The Company adopted SFAS No.114 and No.118, Accounting by Creditors for Impairment of a Loan and Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, on January 1, 1995. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent. The amount of impaired loans at June 30, 1995 and 1996 was not material.

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

As of June 30, 1996, all investment securities are classified as AFS and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. A net unrealized loss of $582,000 was recorded to adjust the AFS portfolio to current market value at June 30, 1996, compared to a net unrealized loss of $22,000 at June 30, 1995.

At June 30, 1996, the yield of the investment securities portfolio was 6.36%, representing a slight increase from 6.27% at June 30, 1995 and 6.33% at year end 1995.

Variable rate securities comprised 48% of the total portfolio on June 30, 1996 compared to 53% on June 30, 1995. The weighted average life of the portfolio was 2.00 years on June 30, 1996 as compared to 1.17 years on June 30, 1995.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

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

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits were 88% and 86% of total earning assets at June 30, 1996 and 1995. Total interest-bearing deposits averaged 91% of average total deposits at June 30, 1996 and 1995. Management is continuing efforts to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

Securities sold under repurchase agreements ("repos") are high denomination investments utilized by public entities and commercial customers as an element of their cash management responsibilities. Repos are not subject to FDIC assessment so they are less costly than large certificates of deposit. With the reduction in the FDIC assessment, repos will not have the cost advantage previously held. Management has utilized large denomination certificates of deposit thus far in 1996 to replace a portion of the funds previously invested in repos. Repurchase agreement totals however, have remained fairly steady as many long-time users still prefer this product.

Short-term borrowings decreased 17% at June 30, 1996 compared to the same period last year. FHLB advances represented most of this decrease. Depending upon the level of loan demand, management may elect to use FHLB advances again in 1996. The Company decreased average repos and other short-term borrowings at June 30, 1996 to $12,324,000 or 31% below the $17,788,000 at June 30, 1995.

The Company has continued to prepay long-term debt in 1996. Long-term debt decreased $500,000 at June 30, 1996, of which $125,000 represented reductions in excess of scheduled payments. Management expects to continue its history of accelerated payments yet again in late 1996.

Capital Resources

Total shareholders' equity was $26,906,000 at June 30, 1996, and includes $500,000 of preferred stock. The Company redeemed $1,000,000 of preferred stock in March 1996 and $500,000 in June 1996.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items. The
Company's  core  capital  (Tier 1) consists of  shareholders'  equity  less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the allowance for credit losses. At June 30, 1996, Tier 1 capital to total assets was 8.45%. Total capital to risk-adjusted assets was 15.88%. Both ratios substantially exceed all regulatory definitions of a well-capitalized institution.

Shareholders' equity was impacted by the Company's initial decision to categorize a large portion of its securities portfolio as AFS under accounting rules adopted January 1, 1994. Securities in this category are carried at fair value, and shareholders' equity is adjusted to reflect unrealized gains and losses, net of taxes. On November 29, 1995, in accordance with the transition reclassification allowed by the Financial
Accounting Standards Board, securities previously classified at HTM were transferred to AFS. As of June 30, 1996, 100% of the investment portfolio is designated as AFS.

The Company declared and paid common dividends of $.20 per share in the second quarter of 1996 and $.16 for the same quarter last year. Book value per common share increased 5% to $21.11 from $20.13 on June 30, 1995. The net adjustment for AFS securities decreased book value by $.47 and $.02 at June 30, 1996 and 1995. Depending on market conditions, the adjustment for AFS securities can cause significant fluctuations in equity. The dividend payment rate on preferred stock was 6.34% during each of the past two years.

Liquidity

Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets, and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, money market instruments, and securities maturing within one year. In addition, the Company holds $79,919,000 of AFS securities maturing after one year which can be sold to meet liquidity needs.

Liquidity is reinforced by maintaining a relatively stable funding base, which is achieved by diversifying funding sources, extending the contractual maturity of liabilities, and limiting reliance on volatile short-term purchased funds. The Company's strategy is to fund assets to the maximum extent possible with core deposits, which provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 88% of total earning assets at June 30, 1996.

Shareholders' equity and long-term debt also contribute to liquidity by reducing the need to continually rely on short-term purchased funds. At the end of June 1996, long-term debt totaled 2% of total assets and 20% of total shareholders' equity versus 2% of total assets and 24% of total shareholders' equity at June 30, 1995.

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Interest Rate Risk

At June 30, 1996 the Company held approximately $177,721,000 in assets, comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons. The Company's interest rate sensitivity analysis for the period ended June 30, 1996 is presented below. Core deposits are distributed or spread among the various repricing categories based upon historical patterns of repricing which are reviewed periodically by management. The assumptions regarding these repricing characteristics greatly influence conclusions regarding interest sensitivity. Management believes its assumptions regarding these liabilities are reasonable.

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

The Company is continuing to pursue a strategy to attain a neutral to a slightly negative gap position in the belief that the current interest rate cycle has peaked. In any event, the Company does not anticipate that its earnings will be materially impacted the remainder of 1996 regardless of the direction interest rates may trend.

Rate Sensitivity Analysis at June 30, 1996
(Dollars in thousands)                       Maturing or Repricing
                                                                     Over 3 -
                                   3 Months     1 Year    3 Years    5 Years
Rate-sensitive assets              $ 87,343   $ 90,378   $ 40,335   $ 29,407
Rate-sensitive liabilities          106,771     85,840     48,241     22,874
Rate sensitivity gap (assets
   less liabilities)               $(19,428)  $  4,538   $ (7,906)  $  6,533
Rate sensitivity gap (cumulative)  $(19,428)  $(14,890)  $(22,796)  $(16,263)
Percent of tot assets (cumulative)    (6.0%)     (4.6%)     (7.1%)     (5.1%)
Rate-sensitive assets/
   liabilities (cumulative)           81.8%      92.3%      90.5%      93.8%

*Interest-bearing transaction and savings accounts are not presented as immediately repriceable in the above table.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Effects of Changing Prices

The Company's asset and liability structure is substantially different from that of an industrial company in that most of its assets and liabilities are monetary in nature. Management believes the impact of inflation on financial results depends upon the Company's ability to react to changes in interest rate and, by such reaction, reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction at the same time, or at the same magnitude, as the prices of other goods and services. As discussed previously, management relies on its ability to manage the relationship between interest-sensitive assets and liabilities to protect against wide interest rate fluctuations, including those resulting from inflation.

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

SFAS No.121 was effective in 1996 for the Company. The adoption of SFAS No.121 did not have any material effect on results of operation or financial condition in 1996.

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

SFAS No.122 was effective for the Company in 1996. Since the Company does not currently engage in mortgage banking activities, the adoption of this Statement did not have any material effect on 1996 operations or financial position.

SFAS No.123, Stock Based Compensation, was effective for the Company in 1996. This Statement requires expanded disclosures rather than recognition of compensation cost as was originally required by the exposure draft of this Statement for fixed, at the money, options. However, employers are encouraged to recognize the cost of stock-based compensation plans in their financial statements. Currently, the Company has no stock-based compensation plans and adoption of SFAS No.123 did not have any effect on 1996 financial statements.

                          INDIANA UNITED BANCORP

                                 FORM 10-Q

                        PART II.  OTHER INFORMATION

                 Item 6.  Exhibits and Reports on Form 8-K



a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

       20:  The Financial Report dated June 30, 1996 and furnished to
             Registrant's shareholders is attached to this Form 10-Q.

b) No report on Form 8-K was filed during the quarter for which this Quarterly Report is filed.

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

                                             INDIANA UNITED BANCORP





August 13, 1996                                By:/s/Robert E. Hoptry
                                                  Robert E. Hoptry
                                                  Chairman and President





August 13, 1996                                By:/s/Jay B. Fager
                                                  Jay B. Fager
                                                  Chief Financial Officer
                                                  Treasurer and Principal
                                                  Accounting Officer

                          INDIANA UNITED BANCORP

                                 FORM 10-Q

                               EXHIBIT INDEX

Exhibit                                                Page

20        The Financial Report dated June 30, 1996 and furnished 25-29 to Registrant's shareholders is attached