Form 10-Q
period 1996-09-30
INDIANA UNITED BANCORP
filed 1996-11-13
CIK 720002

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED               SEPTEMBER 30, 1996

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

     As of September 30, 1996 there were outstanding 1,250,897 shares, without par value of the registrant.

                          INDIANA UNITED BANCORP

                                 FORM 10-Q

                                   INDEX

                                                                        Page
                                                                         No.
PART I.  FINANCIAL INFORMATION

               Item 1.  Financial Statements
                   Consolidated Condensed Balance Sheet                    3
                   Consolidated Condensed Statement of Income              4
                   Consolidated Condensed Statement of Changes in
                      Shareholders' Equity                                 5
                   Consolidated Condensed Statement of Cash Flows          6
                   Notes to Consolidated Condensed Financial Statements  7-8

      Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations               9-22

PART II.  OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                         23

        Signatures                                                        24

        Exhibit Index                                                     25

                          INDIANA UNITED BANCORP
                                 FORM 10-Q
                      PART I.  FINANCIAL INFORMATION
                       Item 1.  Financial Statements
                   CONSOLIDATED CONDENSED BALANCE SHEET
                                (Unaudited)
                          (Dollars in thousands)

                                                     Sep 30,        Dec 31,
                                                       1996          1995
Assets
   Cash and due from banks                        $    7,935     $  11,707
   Interest-bearing demand deposits                       37            72
   Federal funds sold                                  6,000         7,150
     Cash and cash equivalents                        13,972        18,929
   Short-term investments                                100         5,100
   Securities available for sale                      85,042        80,651
   Loans:
     Loans                                           215,028       201,354
     Less: Allowance for loan losses                   2,823         2,754
      Net loans                                      212,205       198,600
   Premises and equipment                              5,926         6,025
   Federal Home Loan Bank stock                        1,138         1,138
   Core deposit intangibles                              115           142
   Accrued interest receivable                         2,113         1,974
   Other real estate                                       -            45
   Other assets                                          786           463
       Total assets                                 $321,397      $313,067

Liabilities
   Deposits:
     Non-interest bearing                           $ 23,046      $ 30,335
     Interest bearing                                247,985       232,011
       Total deposits                                271,031       262,346
   Short-term borrowings                              14,778        13,240
   Long-term debt                                      5,500         6,000
   Accrued interest payable                            1,321         1,389
   Other liabilities                                   2,029         1,847
       Total liabilities                             294,659       284,822
Shareholders' equity
   Preferred stock, no par value:
     Authorized-- 400,000 shares
     Issued and outstanding--0 shares and 20,000 shares    -        2,000
   Common stock $1 stated value:
     Authorized--3,000,000 shares
     Issued and outstanding--1,250,897 shares          1,251        1,251
   Paid-in surplus                                    10,677       10,677
   Valuation adjustment-Securities AFS                  (298)         195
   Retained earnings                                  15,108       14,122
       Total shareholders' equity                     26,738       28,245
       Total liabilities and shareholders' equity   $321,397     $313,067

See notes to consolidated condensed financial statements.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q
                CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                (Unaudited)
                          (Dollars in thousands)

                                  Three months ended          Nine months ended
                                     September 30,              September 30,
                                 1996     1995          1996          1995
Interest income:
   Loans, including fees       $4,639    $4,362       $13,458       $12,510
   Investment securities:
     Taxable                    1,323     1,286         3,835         4,094
     Tax-exempt                    44        50           141           166
   Federal funds sold              62        84           247           152
   Interest-bearing deposits        2         2            11             5
       Total interest income    6,070     5,784        17,692        16,927
Interest expense:
   Deposits                     2,775     2,713         8,025         7,595
   Short-term borrowings          182       205           500           735
   Long-term debt                 111       142           343           474
       Total interest expense   3,068     3,060         8,868         8,804
Net interest income             3,002     2,724         8,824         8,123
   Provision for loan losses       30         9            90            18
Net interest income after provision
   for loan losses              2,972     2,715         8,734         8,105
Noninterest income:
   Securities gains                 -         5             -            16
   Other operating income         359       329         1,093         1,098
       Total noninterest income   359       334         1,093         1,114
Noninterest expense             2,562     2,002         6,608         6,269
Income before income tax          769     1,047         3,219         2,950
   Income tax expense             451       417         1,420         1,166
Net income                     $  318    $  630       $ 1,799       $ 1,784

Per common share:
   Net income                   $0.25     $0.47         $1.40         $1.34
   Cash dividends declared       0.21      0.17          0.61          0.49
Avg common shares outstanding 1,250,897 1,250,897    1,250,897     1,250,897

See notes to consolidated condensed financial statements.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q
    CONSOLIDATED CONDENSED STATEMENT OF CHANGES TO SHAREHOLDERS' EQUITY
                                (Unaudited)
                          (Dollars in thousands)

                                                      1996      1995
Balance, January 1                                  $28,245   $24,282
Net income                                            1,799     1,784
Net change in unrealized gains (losses)
   on securities available for sale                    (493)    2,446
Redemption of preferred stock                        (2,000)     (400)
Cash dividends:
   Preferred stock                                      (50)     (108)
   Common stock                                        (763)     (612)
Balance, September 30                               $26,738   $27,392

See notes to consolidated condensed financial statements.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                (Unaudited)
                          (Dollars in thousands)

                                                         Nine months ended
                                                            September 30
                                                          1996       1995
Cash flows from operating activities:
   Net income                                          $ 1,799    $ 1,784
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                              90         18
     Depreciation and amortization                         495        475
     Premiums and discounts amort on inv securities         81         56
     Accretion of loan and deposit fair value adjustments   76        139
     Amort and reduction of core deposit intangibles        27         30
     Securities gains                                        -        (16)
     Net change in
        Income receivable                                 (139)       (70)
        Interest payable                                   (68)       450
     Other adjustments                                     800        775
       Net cash provided by operating activities         3,161      3,641

Cash flows from investing activities:
   Proceeds from int-bearing time deposit maturities     5,035        147
   Purchases of securities available for sale          (15,717)    (6,064)
   Proceeds from maturities and paydowns
     of securities available for sale                   11,326      5,274
   Proceeds from sales of securities avail for sale          -      9,779
   Purchases of securities held to maturity                          (324)
   Proceeds from maturities and paydowns
     of securities held to maturity                          -        571
   Net change in loans                                 (13,674)    (9,838)
   Purchases of premises and equipment                    (396)      (952)
   Proceeds from sales of other real estate                 45        100
   Other investment activities                           1,429      2,800
      Net cash provided (used) by
        investing activities                           (11,952)     1,493
Cash flows from financing activities:
   Net change in:
     Noninterest bearing, NOW, money market
       and savings deposits                             (6,923)   (10,396)
     Certificates of deposit                            15,608      5,131
     Short-term borrowings                              (1,538)     2,493
   Payments on long-term debt                             (500)    (1,000)
   Redemption of preferred stock                        (2,000)      (400)
   Cash dividends                                         (813)      (720)
      Net cash provided (used) by financing activities   3,834     (4,892)
Net increase (decrease) in cash and cash equivalents    (4,957)       242
Cash and cash equivalents, beginning of period          18,929     11,580
Cash and cash equivalents, end of period               $13,972    $11,822

See notes to consolidated condensed financial statements.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (Table dollars amounts in thousands)

NOTE 1.

The significant accounting policies followed by Indiana United Bancorp ("Company") and its subsidiaries, Union Bank and Trust Company of Indiana ("Union Bank") and Regional Federal Savings Bank ("Regional Bank") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of those expected for the remainder of the year.

NOTE 2.

                                                   Gross     Gross
                                      Amortized Unrealized Unrealized   Fair
                                         Cost      Gains     Losses    Value
Securities Available for Sale at September 30, 1996
   U.S. Treasury                       $ 2,009       $  4   $   10   $ 2,003
   Federal Agencies                     27,581        223      306    27,498
   State and Municipal                   3,614         26       20     3,620
   Corporate and other securities          309                  21       288
   Mortgage-backed securities           52,013        346      726    51,633
     Totals                            $85,526       $599   $1,083   $85,042

                                                   Gross     Gross
                                      Amortized Unrealized Unrealized  Fair
                                         Cost      Gains    Losses    Value
Securities Available for Sale at December 31, 1995
   U.S. Treasury                       $ 3,016       $ 12     $ 10   $ 3,018
   Federal Agencies                     12,257        259      104    12,412
   State and Municipal                   3,955         80        1     4,034
   Corporate and other securities          480                  60       420
   Mortgage-backed securities           60,610        582      425    60,767
     Totals                            $80,318       $933     $600   $80,651

                                                            Beyond
                              Within       1-5      5-10      10
                              1 Year     Years     Years     Years    Totals
Maturity Distributions at
 at September 30, 1996
   U.S. Treasury              $2,003                                 $ 2,003
   Federal Agencies           $7,059    $ 9,976   $10,463             27,498
   State and Municipal           356      1,634     1,305  $   325     3,620
   Corp and other securities                          288                288
   Mortgage-backed securities     38      4,850     3,422   43,323    51,633
     Totals                   $9,456    $16,460   $15,478  $43,648   $85,042
   Weighted average yields     4.92%      5.90%     7.07%    6.62%     6.37%
     *Amounts in the tables above are based on scheduled maturity or call dates.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

NOTE 3.

                                                      Sep 30         Dec 31
                                                       1996           1995
Loans:
   Commercial                                       $  9,468       $  7,796
   Agricultural production financing
     and other loans to farmers                       11,490          9,996
   Farm real estate                                   25,827         28,910
   Commercial real estate mortgage                    25,048         24,129
   Residential real estate mortgage                  110,971        103,238
   Construction and development                        5,806          6,863
   Consumer                                           24,537         18,342
   Government guaranteed loans purchased               1,881          2,080
     Total loans                                    $215,028       $201,354

Underperforming loans:
   Nonaccruing loans                                  $1,456         $1,569
   Accruing loans contractually past due 90 days
     or more as to principal or interest payments          -            $34

Allowance for loan losses:
   Balances, January 1                                $2,754         $2,784
   Provision for losses                                   90             30
   Recoveries on loans                                    47            100
   Loans charged off                                     (68)          (160)
   Balances, end of period                            $2,823         $2,754

NOTE 4.

Deposits:
   Noninterest bearing                              $ 23,046       $ 30,335
   NOW accounts                                       25,753         30,837
   Money market deposit accounts                      38,735         33,811
   Savings                                            29,142         28,616
   Certificates of deposit $100,000 or more           28,835         20,385
   Other certificates and time deposits              125,520        118,362
     Total deposits                                 $271,031       $262,346

NOTE 5.

Short-term borrowings:
   Securities sold under repurchase agreements       $12,100       $10,735
   U.S. Treasury demand notes                          2,678           505
   Federal Home Loan Bank advances                         -         2,000
     Total short-term borrowings                     $14,778       $13,240

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Indiana United Bancorp ("Company) is a registered bank holding company incorporated under the laws of Indiana in 1983, commensurate with its acquisition of Union Bank and Trust Company of Greensburg, Indiana. The Company acquired The Peoples Bank, Portland, Indiana in 1987, and Regional Federal Savings Bank, New Albany, Indiana ("Regional Bank") at the end of 1991. With the latter, Indiana United Bancorp became one of a small group of holding companies throughout the nation to operate both commercial banking and thrift subsidiaries. Union Bank and Trust Company of Indiana ("Union Bank") was created by the consolidation of the Greensburg and Portland operations in 1994. It's history traces back to 1873, and it holds Indiana state banking charter #1. At September 30, 1996, Union Bank held assets totaling $212 million and through its nine banking offices, ranked first in market share in Decatur County and second in Jay County. Regional Bank's assets totaled $109 million held by three banking offices in Floyd and Clark counties. Both subsidiaries offer competitive commercial and consumer loan deposit related services. Union Bank also operates a general line insurance agency and offers a broad range of personal and business trust services.

Forward-Looking Statements

Except for historical information contained herein, the discussion in this Quarterly Report on Form 10-Q includes certain forward-looking statements based upon management expectations. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the costs of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition the Company's loan and investment portfolios.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

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

Results of Operations

The 1997 omnibus spending package enacted on September 30, together with companion legislation enacted earlier in the quarter, resulted in a $474,000 reduction of net income. The legislation required a special assessment on thrift institutions, based on March 1995 deposit levels, in order to recapitalize the Savings Association Insurance Fund ("SAIF"), resulting in a pre-tax charge of $545,000. Additionally, a tax advantage thrift institutions enjoyed in the calculation of allowable bad debt reserves was eliminated, granting forgiveness of any tax liability prior to 1987, but resulting in an income tax expense of $145,000 on the bad debt reserve recapture since January 1, 1987.

Earnings for the third quarter of 1996 decreased 50% to $318,000 as compared to the same quarter of 1995. Earnings for the first nine months of 1996 increased 1% to $1,799,000 as compared to the same period in 1995. Before the non-recurring charges, net income for the year would have been $2,273,000, a 27% increase over the prior year. Earnings for the third quarter of 1996 would have increased by 26% to $792,000.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Noninterest income in 1995 reflects approximately $25,000 of nonrecurring income. Generally speaking, only minimal changes have occurred in noninterest income in the third quarter and the first nine months of 1996 as compared to the same periods last year. Noninterest expense reflects reduced Federal Deposit Insurance Corporation ("FDIC") assessments (excluding the special assessment mentioned previously) due to a lower deposit insurance assessment rate.

Net income per common share for the third quarter equaled $.25 in 1996, compared to $.47 in 1995. Per share earnings for the first nine months of 1996 and 1995 were $1.40 and $1.34 respectively. Net income was reduced by $.38 per common share due to non-recurring charges. Net income per common share for the third quarter would have equaled $.63 in 1996, compared to $.47 in 1995. Per share earnings for the first nine months of 1996 would have been $1.78 compared to $1.34 for the same 1995 period.

The Company's return on average total assets for the third quarter was .40%
in 1996 and .81% in 1995.   Year-to-date return on average total assets was
 .77% and .78% for 1996 and 1995. Before the non-recurring charges, return on average assets would have been .99% for the third quarter of 1996 and
 .97% for 1996 year-to-date.

The return on average common shareholders' equity for the third quarter was 4.66% in 1996 and 9.39% in 1995. Year-to-date return on average common shareholders' equity was 8.82% and 9.28% in 1996 and 1995. Without the non-recurring charges, return on average common shareholders' equity would have been 11.69% for the third quarter of 1996 and 11.21% year-to-date.

Net Interest Income

Net interest income is influenced by the volume and yield of earning assets and the cost of interest-bearing liabilities. Net interest margin reflects the mix of interest-bearing and noninterest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Third quarter net interest income of $3,002,000 in 1996 increased 10% from $2,724,000 in 1995. The first nine months net interest income increased by $701,000 or 9% over the same period in 1995.

Throughout much of 1995, many of the Company's local competitors offered interest rates on long-term certificates of deposit significantly above national market averages. The Company believed this strategy would depress future years earnings of these competitors and elected not to engage in such activity. The Company instead employed a deposit pricing strategy focused on retaining and attracting shorter-term funds in anticipation of a lower interest rate environment in 1995 and 1996. The Company believes its ability to reprice these deposits in the near term has continued to improve its net interest margin relative to average peer performance. As expected, by mid 1995, many of these competitors had reduced or eliminated rate premiums on long-term deposits and, by year end 1995, the Company's competitive disadvantage in attracting these funds was minimal.

Although many of the Company's peer group competitors reported flat or marginally changed net interest margins for the full year 1995, the Company increased its net interest margin by 20 basis points. In the first nine months of 1996, the Company increased its net interest margin to 3.98%, or 26 basis points higher than the same period last year.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Provision for Loan Losses

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Possible Loan Losses".

Noninterest Income

Noninterest income in 1996 for the first nine months and the third quarter has changed only slightly in all categories from the same periods last year. Securities transactions in the first nine months of 1995 resulted in a gain of $16,000 compared to no gain or loss in the same 1996 period.

Insurance commissions continue to represent one of the largest components of recurring year-to-date noninterest income, equaling approximately 31% in both 1996 and 1995. Service charges on deposit accounts increased in the first nine months of 1996 by $39,000, primarily reflecting increased regular service charge income and NSF fees. Deposit growth and interest rate variables are also affecting service charge income in 1996.

(Dollars in thousands)
                                            1996               1995
                                                 Nine                Nine
                                      3rd Qtr   Months    3rd Qtr   Months
Insurance commissions                   $ 90    $  343     $ 92     $  349
Trust fees                                50       150       44        144
Service charges on deposit accounts      136       378      116        339
Gains on sales of securities               -         -        5         16
Other income                              83       222       77        266
   Total                                $359    $1,093     $334     $1,114

Noninterest Expense

The largest component of noninterest expense is personnel expense. Personnel expenses in the first nine months of 1996 decreased by $4,000, or less than 1%, as compared to the prior year period. Normal staff salary adjustments and increased benefit costs have been incurred in both 1996 and 1995, including amounts earned by employees in connection with the performance incentive compensation plan. Personnel expenses in 1996 are not expected to change materially from 1995.

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

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Expenses related to premises and equipment expense, professional fees, and stationery, printing and supplies expense increased minimally in 1996 as compared to the first nine months of 1995.

Deposit insurance (excluding the $545,000 special assessment) was $181,000 less in the first nine months of 1996 than the prior year, due to a lower rate and lower volume of deposits on which the insurance premium is calculated. In mid 1995, the FDIC reduced deposit insurance premiums paid by soundly managed banks, including Union Bank, by 83%. Since the bank insurance fund reached a mandated funding level in 1995, the assessment rate for the Company's commercial bank has been further reduced to the $2,000 minimum level permissible in 1996.

After two long years of debate, Congress finally agreed to a legislative package that would shore-up the Savings Association Insurance Fund ("SAIF"). This legislative fix was included in the 1997 omnibus spending package enacted on September 30, 1996. It requires the thrift industry to recapitalize SAIF with a one-time assessment, based on March 31, 1995 deposits, and delays a pro rata sharing of the FICO interest payments for three years. The one-time assessment imposed on Regional Bank equals approximately $545,000 and has been recorded in the third quarter earnings.

For the next three years, thrift institutions will pay approximately five times higher assessment rates than commercial banks, 6.44 cents versus 1.29 cents per $100 of deposits, but this is a significant reduction from the 23 cents per $100 of deposits that is currently assessed. After the three year period, commercial banks and thrifts will pay the same assessment rate of 2.43 cents per $100 of deposits. Based on current deposit levels and projected growth, Regional Bank will save approximately $540,000 in the next three years due to the lower assessment rate.

(Dollars in thousands)                        1996                 1995
                                                    Nine                Nine
                                         3rd Qtr   Months    3rd Qtr   Months
Salaries and employee benefits           $1,118    $3,378     $1,140   $3,382
Premises and equipment expenses             365     1,124        362    1,112
Professional  fees                           54       163         43      159
Amortization of core deposit intangibles      9        27         10       30
Deposit insurance/supervisory assessment     63       191         50      372
FDIC special assessment                     545       545
Stationery, printing, supplies               73       222         66      217
Insurance                                    22        80         29       97
Postage                                      41       140         42      140
Other operating expenses                    272       738        260      760
   Total                                 $2,562    $6,608     $2,002   $6,269

Income Taxes

On August 20, 1996 President Clinton signed into law the Small Business Job Protection Act of 1996. Included within this tax legislation was the repeal of bad debt provisions applicable to thrifts. The bill eliminated the percent-of-taxable-income method for computing additions to the thrift tax

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

bad debt reserves for years beginning after December 31, 1995. The bill also required that thrift institutions recapture all or a portion of their tax bad debt reserves added since December 31, 1987. Accordingly, the Company recorded a $145,000 income tax expense related to the bad debt reserve recapture for Regional Bank. The unrecaptured base year (1987) will not be subject to recapture, as long as the institution continues to carry on the business of banking.

Income tax expense (excluding the aforementioned bad debt reserve recapture) for the first nine months of 1996 was $1,275,000 compared to $1,166,000 for the same period in 1995, and the effective rate was 40% for 1996 and 1995. The Company and its subsidiaries will file a consolidated federal income tax return for 1996

Financial Condition

September 30, 1996 total assets increased to $321,397,000 from $313,067,000 at December 31, 1995, and increased from $306,267,000 on September 30, 1995. Short-term investments were primarily used to provide funding for loans and for the customary January withdrawals of public funds

Total average assets increased to $312,903,000 at September 30, 1996 compared to $306,079,000 at September 30, 1995. Average earning assets represent 95% of average total assets for the first nine months of 1996 and 96% for the first nine months of 1995. Average loans represent approximately 66% of average assets for the first nine months of 1996 and 65% for the same period in 1995. Management is continuing its emphasis on loan growth for the remainder of 1996.

As compared to September 30, 1995, average noninterest-bearing deposits have increased approximately $454,000 and interest-bearing deposits have increased approximately $10,076,000. Since December 31, 1995 actual total deposits have increased by $8,685.000 or 3%.

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

Shareholders' equity was $26,738,000 on September 30, 1996 compared to $28,245,000 on December 31, 1995 and $27,392,000 on September 30, 1995.
Book value per common share increased to $21.37 or 5% from $20.30 at September 30, 1995 and $20.98 at year end 1995. The unrealized loss on securities available for sale, net of taxes, totaled $298,000 or $.24 per share at September 30, 1996 compared to an unrealized loss of $195,000 or $.15 per share at September 30, 1995 and an unrealized gain of $195,000 or $.15 at December 31, 1995. Excluding the net unrealized gains or losses on securities available for sale, book value per share was $21.61 at September 30, 1996, or an increase of 6% over the comparable book value at September 30, 1995. The Company redeemed $1,000,000 of its preferred stock in March 1996, $500,000 in June 1996, and the remaining $500,000 on September 30, 1996. All future earnings will now accrue solely to the common shareholders.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

              AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

(Taxable equivalent basis)(1)
Nine months ended
                                  September 30, 1996      September30, 1995
                                 Avg.         Yield/       Avg.         Yield/
                                 Bal.    Int   Rate        Bal.    Int   Rate
ASSETS
Interest-bearing deposits    $    293 $    11  5.01%  $    100 $     5  6.68%
Federal funds sold              6,170     247  5.35%     3,432     152  5.92%
Securities(2):
   Taxable                     82,085   3,835  6.23%    87,580   4,094  6.23%
   Tax-exempt                   3,806     214  7.50%     4,427     252  7.59%
     Total securities          85,891   4,049  6.29%    92,007   4,346  6.30%
Loans(3):
   Commercial                  62,032   4,451  9.58%    64,682   4,546  9.40%
   Real estate mortgage       120,576   7,201  7.96%   115,881   6,501  7.48%
   Instalment                  20,789   1,688 10.85%    15,171   1,308 11.53%
   Govt. guaranteed loans       1,979     118  7.96%     2,476     155  8.37%
     Total loans              205,376  13,458  8.74%   198,210  12,510  8.43%
     Total earning assets     297,730  17,765  7.96%   293,749  17,013  7.73%
Allowance for loan losses      (2,784)                  (2,729)
Unrealized losses on sec         (315)                  (1,392)
Cash and due from banks         9,490                    7,489
Premises and equipment          5,970                    5,753
Other assets                    2,812                    3,209
     Total assets            $312,903                 $306,079

LIABILITIES
Interest-bearing deposits:
   NOW and Super NOW accts   $ 27,786     502  2.41%  $ 30,984     627  2.71%
   Money market invest accts   35,965     974  3.62%    35,608     968  3.63%
   Savings                     29,131     706  3.24%    25,888     632  3.26%
   Certificates of deposit and
     other time deposits      146,193   5,843  5.34%   136,519   5,368  5.26%
     Tot int-bearing deposits 239,075   8,025  4.48%   228,999   7,595  4.43%
Short-term borrowings          12,943     500  5.16%    16,677     735  5.89%
Long-term debt                  5,644     343  8.12%     7,104     474  8.92%
     Tot int-bearing liab     257,662   8,868  4.60%   252,780   8,804  4.66%
Nonint bearing demand dep      24,251                   23,797
Other liabilities               3,402                    3,081
     Total liabilities        285,315                  279,658
Shareholders' equity           27,588                   26,421
     Total liabilities and                         (4)                      (4)
       shareholders' equity  $312,903   8,868  3.98%  $306,079   8,804  4.01%
Net interest income                   $ 8,897  3.98%           $ 8,209  3.72%
Adjustment to convert tax exempt
  securities and loans to a fully
  taxable equivalent basis using
  a marginal rate of 34%              $   73                   $   86

(1) Adjusted to reflect income related to securities and loans exempt from Federal income taxes reduced by nondeductible portion on interest expenses.
(2) Yields for investment securities available for sale are computed based upon amortized cost.
(3) Nonaccruing loans have been included in the average balances.
(4) Total interest expense divided by total earning assets.

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

Total loans increased 5% over September 30, 1995 loan totals, primarily reflecting the expansion of the consumer loan portfolio and management's emphasis on indirect automobile financing beginning in late 1995 and continuing to the present. Consumer loans increased 38% at September 30, 1996 compared to the same period in 1995. The Company is continuing this emphasis on increasing consumer loans the remainder of 1996 to provide greater diversification within the portfolio and to generate higher yields than residential real estate loans. Although the Company limits its exposure to long-term fixed rate residential mortgage loans and generally observes 20% downpayment guidelines, it is originating both fixed rate loans and loans with little or no downpayment for a noncompeting mortgage lender during 1996. This program will assist the Company in serving all segments of the community without incurring unacceptable levels of credit exposure or interest rate risk. The origination of these loans will also provide additional fee income.

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

Net chargeoffs were $21,000 at September 30, 1996 compared to $82,000 at September 30, 1995. In prior periods the Company has historically outperformed its peer group's net loan loss average, and although peer data has yet to be released for the current period, that trend should continue.

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

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Summary of Allowance for Loan Losses
(Dollars in thousands)                       1996      Year ended
                                             thru      December 31,
                                           Sept 30         1995
Balance at beginning of period              $2,754       $2,784
Chargeoffs:
   Commercial                                   16           91
   Real-estate mortgage                          -           38
   Installment                                  52           31
      Total chargeoffs                          68          160
Recoveries:
   Commercial                                   30           61
   Real-estate mortgage                          1           27
   Installment                                  16           12
      Total recoveries                          47          100
Net chargeoffs                                  21           60
Provision for loan losses                       90           30
Balance at end of period                    $2,823       $2,754

Ratio of net chargeoffs to average loans
   outstanding during the period              .01%         .03%
Ratio of provision for loan losses to average
   loans outstanding during the period        .04%         .02%
Ratio of allowance to total loans at
   end of period                             1.31%        1.37%

Allocation of the Allowance for Loan Losses
(Dollars in thousands)          September 30, 1996        December 31,1995
                                 Amount    Percent       Amount    Percent
Real estate:
   Residential                  $   141        5%       $   134        5%
   Agricultural                      13        1             14
   Commercial                       743       26            575       21
   Construction and development      59        2             75        3
      Total real estate             956       34            798       29

Commercial:
   Agribusiness                     144        5            117        4
   Other commercial                 219        8            445       16
      Total commercial              363       13            562       20
Consumer                            182        6            131        5
Unallocated                       1,322       47          1,263       46
      Total                      $2,823      100%        $2,754      100%

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

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least monthly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and the amount and composition of growth expectations. The allowance for loan losses as of September 30, 1996, is considered adequate by management.

The Company adopted SFAS No.114 and No.118, Accounting by Creditors for Impairment of a Loan and Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, on January 1, 1995. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent. The amount of impaired loans at September 30, 1995 and 1996 was not material.

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

As of September 30, 1996, all investment securities are classified as AFS and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. A net unrealized loss of $298,000 was recorded to adjust the AFS portfolio to current market value at September 30, 1996, compared to a net unrealized loss of $195,000 at September 30, 1995.

At September 30, 1996, the yield of the investment securities portfolio was 6.37%, representing a slight increase from 6.36% at September 30, 1995 and 6.33% at year end 1995.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Variable rate securities comprised 48% of the total portfolio on September 30, 1996 compared to 55% on September 30, 1995. The weighted average life of the portfolio was 1.96 years on September 30, 1996 as compared to 1.13 years on September 30, 1995.

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

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits were 88% and 86% of total earning assets at September 30, 1996 and 1995. Total interest-bearing deposits averaged 91% of average total deposits at September 30, 1996 and 1995. Management is continuing efforts to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

Securities sold under repurchase agreements ("repos") are high denomination investments utilized by public entities and commercial customers as an element of their cash management responsibilities. Repos are not subject to FDIC assessment so they are less costly than large certificates of deposit. With the reduction in the FDIC assessment, repos do not have the cost advantage previously held. Management has utilized large denomination certificates of deposit thus far in 1996 to replace a portion of the funds previously invested in repos. Repurchase agreement totals however, have remained fairly steady as many long-time users still prefer this product.

Short-term borrowings increased 11% at September 30, 1996 compared to the same period last year. The Company decreased average repos and other short-term borrowings at September 30, 1996 to $12,943,000 or 22% below the $16,677,000 at September 30, 1995.

The Company has continued to prepay long-term debt in 1996. Long-term debt decreased $500,000 at September 30, 1996, of which $125,000 represented reductions in excess of scheduled payments. Management expects to continue its history of accelerated payments yet again in late 1996.

Capital Resources

Total  shareholders'  equity was $26,738,000 at September  30,  1996.   The
Company redeemed $1,000,000 of preferred stock in March 1996, $500,000 in June 1996 and the remaining $500,000 on September 30, 1996.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items. The
Company's  core  capital  (Tier 1) consists of  shareholders'  equity  less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the allowance for credit losses. At September 30, 1996, Tier 1 capital to total assets was 8.30%. Total capital to risk-adjusted assets was 15.22%. Both ratios substantially exceed all regulatory definitions of a well-capitalized institution.

Shareholders' equity was impacted by the Company's initial decision to categorize a large portion of its securities portfolio as AFS under accounting rules adopted January 1, 1994. Securities in this category are carried at fair value, and shareholders' equity is adjusted to reflect unrealized gains and losses, net of taxes. On November 29, 1995, in accordance with the transition reclassification allowed by the Financial
Accounting Standards Board, securities previously classified at HTM were transferred to AFS. As of September 30, 1996, 100% of the investment portfolio is designated as AFS.

The Company declared and paid common dividends of $.21 per share in the third quarter of 1996 and $.17 for the same quarter last year. Book value per common share increased 5% to $21.37 from $20.30 on September 30, 1995. The net adjustment for AFS securities decreased book value by $.24 and $.15 at September 30, 1996 and 1995. Depending on market conditions, the adjustment for AFS securities can cause significant fluctuations in equity. The dividend payment rate on preferred stock was 6.34% during each of the past two years.

Liquidity

Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets, and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, money market instruments, and securities maturing within one year. In addition, the Company holds $75,586,000 of AFS securities maturing after one year which can be sold to meet liquidity needs.

Liquidity is reinforced by maintaining a relatively stable funding base, which is achieved by diversifying funding sources, extending the contractual maturity of liabilities, and limiting reliance on volatile short-term purchased funds. The Company's strategy is to fund assets to the maximum extent possible with core deposits, which provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 88% of total earning assets at September 30, 1996.

Shareholders' equity and long-term debt also contribute to liquidity by reducing the need to continually rely on short-term purchased funds. At the end of September 1996, long-term debt totaled 2% of total assets and 21% of total shareholders' equity versus 2% of total assets and 24% of total shareholders' equity at September 30, 1995.

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Interest Rate Risk

At September 30, 1996 the Company held approximately $180,549,000 in assets, comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons. The Company's interest rate sensitivity analysis for the period ended September 30, 1996 is presented below. Core deposits are distributed or spread among the various repricing categories based upon historical patterns of repricing which are reviewed periodically by management. The assumptions regarding these repricing characteristics greatly influence conclusions regarding interest sensitivity. Management believes its assumptions regarding these liabilities are reasonable.

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

Rate Sensitivity Analysis at September 30, 1996
(Dollars in thousands)                     Maturing or Repricing
                                                                    Over 3 -
                                   3 Months     1 Year    3 Years    5 Years
Rate-sensitive assets              $ 95,883   $ 84,666   $ 37,307   $ 35,173
Rate-sensitive liabilities          118,138     77,071     45,954     23,933
Rate sensitivity gap (assets
   less liabilities)              $ (22,255)  $  7,595   $ (8,647)  $ 11,240
Rate sensitivity gap (cumulative) $ (22,255)  $(14,660)  $(23,307)  $(12,067)
Percent of total assets (cumulative)  (6.9%)     (4.6%)     (7.3%)     (3.8%)
Rate-sensitive assets/
   liabilities (cumulative)           81.2%      92.5%      90.3%      95.4%

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

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

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

       20: The Financial Report dated September 30, 1996 and furnished to Registrant's shareholders is attached to this Form 10-Q.

       27:  Financial Data Schedule

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

                                             INDIANA UNITED BANCORP





November 13, 1996                            By: /s/Robert E. Hoptry
                                                 Robert E. Hoptry
                                                 Chairman and President




November 13, 1996                            By: /s/Jay B. Fager
                                                 Jay B. Fager
                                                 Chief Financial Officer,
                                                 Treasurer and Principal
                                                 Accounting Officer

                          INDIANA UNITED BANCORP

                                 FORM 10-Q

                               EXHIBIT INDEX

Exhibit                                                             Page

20        The Financial Report dated September 30, 1996 and        26-30
          furnished to Registrant's shareholders is attached

27        Financial Data Schedule                                     31