Form 10-K
period 1996-12-31
INDIANA UNITED BANCORP
filed 1997-03-31
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549

                               FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 1996   Commission file number 0-12422

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $25,678,500 as of March 20, 1997.

As of March 20, 1997, there were outstanding 1,250,897 common shares, without par value, of the registrant.

                   DOCUMENTS INCORPORATED BY REFERENCE

                                                   Part of Form 10-K
              Documents                         Into Which Incorporated

   1996 Annual Report to Shareholders        Part II (Items 5 through 8)
   Definitive Proxy Statement fo
   Annual Meeting of Shareholders
   to be held May 20, 1997                   Part III (Items 10 through 13)

EXHIBIT INDEX:  Page 9

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

     Item 10 - Directors and Executive Officers
                 of the Registrant                    (See below)

     Item 11 - Executive Compensation                 (See below)

     Item 12 - Security Ownership of Certain
                 Beneficial Owners and
                 Management                           (See below)

     Item 13 - Certain Relationships and
                 Related Transactions                 (See below)

Part IV

     Item 14 - Exhibits, Financial Statement
                 Schedules, and Reports on
                 Form 8-K                                 8

Signatures                                               10

Pursuant to General Instruction G, the information called for by Items 10, 11, 12 and 13 is omitted by Indiana United Bancorp since Indiana United Bancorp will file with the Commission a definitive proxy statement pursuant to regulation 14A not later than 120 days after the close of the fiscal year containing the information required by Items 10, 11, 12 and 13.

     PART I

ITEM 1.  BUSINESS.

General

Indiana United Bancorp ("Company") was initially formed in Owensboro, Kentucky, in 1982 as First Commonwealth Bancorp. The Company reincorporated under the laws of the State of Indiana under its present name in 1983, and relocated in Greensburg, Indiana, in anticipation of acquiring Union Bank and Trust Company of Greensburg. In 1987, Peoples Bank in Portland, Indiana was acquired and as of December 31, 1991, Regional Federal Savings Bank, New Albany, Indiana ("Regional Bank") was acquired. Effective July 1, 1994, the Company merged Union Bank and Trust Company of Greensburg into Peoples Bank, Portland, and renamed the combined bank, Union Bank and Trust Company of Indiana ("Union Bank"). Through these subsidiaries ("Banks"), the Company operates twelve offices with 143 full-time equivalent employees in eastern and southern Indiana. As of December 31, 1996, the Company had consolidated assets of $328 million, consolidated deposits of $276 million and shareholders' equity of $28 million.

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

Employees

As of December 31, 1996, the Company and its subsidiaries had approximately 143 full-time equivalent employees to whom it provides a variety of benefits and with whom it enjoys excellent relations.

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

Under the BHCA, a BHC is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of voting stock of any company which is not a bank or engaging in any activity other than managing or controlling banks. A BHC may, however, own shares of a company engaged in activities which the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

The Company is under the jurisdiction of the Securities and Exchange
Commission ("SEC) and state securities commission for matters relating to the offering and sale of its securities. The Company is subject to the SEC's rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitation and insider trading.

The Company's income is principally derived from dividends paid on the common stock of its subsidiaries. The payment of these dividends is subject to certain regulatory restrictions.

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

The deposits of Union Bank are insured by the Bank Insurance Fund ("BIF") of the FDIC. The deposits of Regional Bank are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC has the authority to change premiums twice per year. Commencing in 1997 through 1999, thrift institutions will pay approximately five times higher assessment rates than commercial banks (6.44 cents versus 1.29 cents per $100). After the three year period, BIF and SAIF-insured institutions will pay the same assessment rate of 2.43 cents per $100 of deposits. Based on Current deposit levels, Union Bank deposit insurance expense will increase approximately $22,000 and Regional Bank will save approximately $155,000 compared to the assessment rates paid in 1996 as a result of these changes.

Branching by banks in Indiana is subject to the jurisdiction, and requires the prior approval, of the bank's or savings bank's primary federal regulatory authority and, if the branching bank is a state bank, of the DFI. Under Indiana law, the banks may branch anywhere in the state.

The Company is a legal entity separate and distinct from its subsidiary Banks. There are various legal limitations on the extent to which the Banks can supply funds to the Company. The principal source of the Company's funds consists of dividends from its subsidiary Banks. State and Federal law restrict the amount of dividends which may be paid by banks and savings banks. In addition, the Banks are subject to certain restrictions on extensions of credit to the Company, on investments in the stock or other securities of the Company and in taking such stock or securities as collateral for loans.

Legislation

The Federal Deposit Insurance Corporation Act of 1991 ("FDICIA") represented a comprehensive and fundamental change to banking supervision and mandates the development of additional regulations governing almost every aspect of the operations, management and supervision of banks and BHCs.

FDICIA also included several supervisory reforms related to the frequency of regulatory examinations and audit requirements. FDICIA also required the adoption of safety and soundness standards on matters such as loan underwriting and documentation, and compensation and other employee benefits; mandated consumer protection disclosures with respect to deposit accounts; and the establishment of a risk-based deposit insurance system. To date, many of the provisions of FDICIA have been implemented.

FDICIA requires banking regulators to take prompt corrective actions with respect to depository institutions that fall below certain capital levels and prohibit any depository institution from making a capital distribution that would cause it to be considered undercapitalized. Banking regulators were also required to revise their capital standards to take into account interest rate risk. A policy statement has been proposed providing a supervisory framework to measure and monitor interest rate risk at individual banks. Banks may use an internal model which provides a measure of the change in a bank's economic value. The results of the supervisory and internal models would be one factor regulators will consider in their assessment of capital adequacy. Other factors will also be considered.

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

The Riegle Community Development and Regulatory Improvement Act of 1994 ("Act") was signed into law in 1994. The Act contains seven titles pertaining to community development and home ownership protection, small business capital formation, paperwork reduction and regulatory improvement, money laundering and flood insurance. No regulations have yet been approved.

In September, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Branching Act") was enacted. In general, the Branching Act permits BHCs that are adequately capitalized and adequately managed to acquire banks located in any other state after September 1995, subject to certain total deposit limitations. The Branching Act permits full interstate branching after June 1, 1997. States may elect to prohibit interstate branching and merger transactions if they enact legislation before June 1, 1997 that applies equally to all out-of-state banks and expressly prohibits mergers involving out-of-state banks.

The monetary policies of regulatory authorities have a significant effect on the operating results of banks and BHCs. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Company and its subsidiaries cannot be predicted.

The Deposit Insurance Funds Act was enacted in 1996 and contained several major provisions. The new law recapitalized the SAIF by a one-time assessment on all SAIF-insured deposits. For 1997 through 1999 the banking industry will help pay for the Financing Corp. ("FICO") bond interest payments at an assessment rate that is one-fifth the rate paid by thrifts. Beginning January 1, 2000, the FICO interest payments will be paid pro-rata by banks and thrifts. Deposit shifting is prohibited for three years and the $2,000 annual minimum deposit insurance assessment were repealed. The BIF and SAIF will be merged on January 1, 1999 providing a law is passed by that date merging the bank and thrift charters. In addition, there were more than forty regulatory relief provisions in this bill.

Capital Requirements

The Company and its subsidiary Banks must meet certain minimum capital requirements mandated by the FRB, FDIC, OTS and DFI. These regulatory agencies require BHCs and banks to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. The FRB requires BHCN to maintain a minimum Tier 1 leverage ratio to 3 percent capital to total assets; however, for all but the most highly rated institutions which do not anticipate significant growth, the minimum Tier 1 leverage ratio is 3 percent plus an additional cushion of 100 to 200 basis points. As of December 31, 1996, the Company's leverage ratio of capital to total assets was 8.33 percent.

The FRB, OTS and FDIC each have approved the imposition of "risk-adjusted" capital ratios on BHCs and financial institutions. The Company and its subsidiaries had capital to assets ratios and risk-adjusted capital ratios at December 31, 1996, in excess of the applicable regulatory minimum requirements.


ITEM 2.  PROPERTIES.

Indiana United Bancorp owns no physical properties and has no need for space other than is available at the offices of its subsidiaries. Its subsidiaries own, free of encumbrances, all of the facilities from which they conduct business, except for a portion of the land upon which the Union Bank has constructed its principal office and drive-in facility in Portland, which is under long term lease arrangements and the IGA supermarket branch in Greensburg. The Company is considering relocating certain Union Bank branches and intends to relocate the Grantline Branch of Regional Bank. Relocating the Grantline Branch and the possibility of relocating certain Union Bank branches is intended to increase visibility, enhance drive-thru banking and ATM accessibility and improve ingress and egress. The Company has 12 locations of which Union Bank has 9 locations and Regional Bank has 3 locations. At December 31, 1996, the Company had $5,919,000 invested in premises and equipment.

ITEM 3.  LEGAL PROCEEDINGS.

The subsidiaries may be parties (both plaintiff and defendant) to ordinary litigation incidental to the conduct of business. Management is presently not aware of any such claims.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 1996 to a vote of security holders, through the solicitation of proxies or otherwise.


     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

The information required under this item is incorporated by reference to the inside back cover of the Company's Annual Report to Shareholders, Exhibit 13.


ITEM 6. SELECTED FINANCIAL DATA.

The information required under this item is incorporated by reference to page 4 of the Company's Annual Report to Shareholders, Exhibit 13.

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


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with its audits for the two most recent fiscal years ended December 31, 1996, there have been no disagreements (as defined in Item 4(b) of Form 8-K) with the Company's independent certified public accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                   Annual Report   Form 10-K
                                                    Page Number   Page Number
(a)1.   Financial statements
          Indiana United Bancorp and Subsidiary
            Independent auditor's report                 17           28
            Consolidated balance sheet
              at December 31, 1996 and 1995              18           29
            Consolidated statement of income,
              years ended December 31, 1996,
              1995 and 1994                              19           30
            Consolidated statement of cash flows,
              years ended December 31, 1996, 1995
              and 1994                                   20           31
            Consolidated statement of changes in
              shareholders' equity, years ended
              December 31, 1996, 1995 and 1994           21           32
              Notes to consolidated financial          21-27        32-38
                financial statements                   21-27        32-38
(a)2.   Financial statement schedules
          All schedules are omitted because they
          are not applicable or not required, or
          because the required information is
          included in the consolidated financial
          statements or related notes.
(a)3.   Exhibits:
          3.1  Articles of Incorporation
               (incorporated by reference to
               Registrant's Registration
               Statement on Form S-1
               (Registration No. 33-06334),
               filed June 16, 1986, Exhibit 3.1),
               as amended by Articles of
               Incorporation and that certain
               Statement of Designation of
               Rights and Preferences of Series
               M-1987 Preferred Shares of Registrant
               (incorporated by reference to the
               Registrant's Annual Report on
               Form 10-K for the fiscal year ended
               December 31, 1987, Exhibit 3(c) and
               Exhibit 3(d), Commission File No.0-
               12422)
          3.2  Bylaws of the Registrant
               (incorporated by reference to
               the Registrant's annual Report on
               Form 10-K for the fiscal year ended
               December 31, 1992, Exhibit 3.2,
               Commission File No. 0-12422)
         10.1  Loan Agreement dated
               December 31, 1991 between
               Registrant and Merchants National
               Bank and Trust Company,
               Indianapolis, Indiana
               (incorporated by reference to
               the Registrants' Annual Report on
               Form 10-K for the fiscal year ended
               December 31, 1991, Exhibit 10.1,
               Commission File No. 0-12422)
         10.2  Employment Agreement dated as of
               July 1, 1989 between Registrant's
               subsidiary, Regional Federal
               Savings Bank, and director and
               executive officer Robert E. Kleehamer,
               as amended by that Amendment to
               Employment Agreement dated as of
               September 19, 1991 (incorporated by
               reference to the Registrant's
               Annual Report on Form 10-K for
               the fiscal year ended December 31,
               1991, Exhibit 10.2, Commission File
               No. 0-12422)
           13  1996 Annual Report to Shareholders
               (except for the pages and information
               thereof expressly incorporated by
               reference in this Form 10-K, the
               Annual Report to Shareholders is
               provided solely for the information
               of the Securities and Exchange
               Commission and is not deemed
               "filed" as part of this Form 10-K)                    10-41
           21  List of subsidiaries of the Registrant                  42
           23  Consent of Geo. S. Olive & Co. LLC                      43
           27  Financial Data Schedule                                 44
(b)      Reports on Form 8-K
           No reports on Form 8-K were filed for
           the three months ended December 31, 1996

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.

                                   INDIANA UNITED BANCORP


                                   By   /s/ Robert E. Hoptry
                                   Robert E. Hoptry, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities with the Company and on the dates indicated.

Signature                      Capacity                       Date
/s/ William G. Barron          Director                  March 26, 1997
William G. Barron

/s/ Jay B. Fager               Treasurer                 March 26, 1997
Jay B. Fager                   [Chief Financial
                               Officer]

/s/ Philip A. Frantz           Director                  March 26, 1997
Philip A. Frantz

/s/ Glenn D. Higdon            Director                  March 26, 1997
Glenn D. Higdon

/s/ Robert E. Hoptry           Chairman of the           March 26, 1997
Robert E. Hoptry               the Board and
                               President
                               [Chief Executive
                               Officer]

/s/ Martin G. Wilson           Director                  March 26, 1997
Martin G. Wilson

/s/ Edward J. Zoeller          Director                  March 26, 1997
Edward J. Zoeller