Form 10-Q
period 1997-03-31
INDIANA UNITED BANCORP
filed 1997-05-15
CIK 720002

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED               MARCH 31, 1997

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

     As of March 31, 1997 there were outstanding 1,250,897 shares, without par value of the registrant.

                          INDIANA UNITED BANCORP

                                 FORM 10-Q

                                   INDEX

                                                                  Page
                                                                   No.
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Condensed Balance Sheet                     3

               Consolidated Condensed Statement of Income               4

               Consolidated Condensed Statement of Changes in
                  Shareholders' Equity                                  5

               Consolidated Condensed Statement of Cash Flows           6

               Notes to Consolidated Condensed Financial Statements   7-8

      Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations            9-21

PART II.  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                        22

      Signatures                                                       23

      Exhibit Index                                                    24

                         INDIANA UNITED BANCORP
                               FORM 10-Q

                      PART I.  FINANCIAL INFORMATION
                       Item 1.  Financial Statements
                   CONSOLIDATED CONDENSED BALANCE SHEET
                                (Unaudited)
                          (Dollars in thousands)

                                                     Mar 31,        Dec 31,
                                                      1997           1996
Assets
   Cash and due from banks                        $  10,881      $  13,236
   Interest-bearing demand deposits                      66             60
   Federal funds sold                                   350          5,900
     Cash and cash equivalents                       11,297         19,196
   Short-term investments                               100            100
   Securities available for sale                     80,046         81,187
   Loans                                            228,575        219,483
   Less: Allowance for loan losses                    2,493          2,506
      Net loans                                     226,082        216,978
   Premises and equipment                             5,920          5,919
   Federal Home Loan Bank stock                       1,138          1,138
   Core deposit intangibles                              98            106
   Accrued interest receivable                        2,043          1,952
   Other real estate                                  1,000          1,000
   Other assets                                       1,502            771
       Total assets                                $329,226       $328,346

Liabilities
   Deposits:
     Non-interest bearing                         $  22,625      $  29,001
     Interest bearing                               255,773        247,401
       Total deposits                               278,398        276,402
   Short-term borrowings                             14,378         15,683
   Long-term debt                                     5,000          5,000
   Accrued interest payable                           1,269          1,272
   Other liabilities                                  2,081          2,240
       Total liabilities                            301,126        300,597
Shareholders' equity
   Common stock $1 stated value:
     Authorized--3,000,000 shares
     Issued and outstanding--1,250,897 shares         1,251          1,251
   Paid-in surplus                                   10,677         10,677
   Valuation adjustment-Securities AFS                 (159)            95
   Retained earnings                                 16,331         15,726
       Total shareholders' equity                    28,100         27,749
       Total liabilities and shareholders' equity  $329,226       $328,346

See notes to consolidated condensed financial statements.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

                CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                (Unaudited)
                          (Dollars in thousands)

                                       Three months ended
                                            March 31,
                                         1997      1996
Interest income:
   Loans, including fees               $4,885    $4,359
   Investment securities:
     Taxable                            1,250     1,228
     Tax-exempt                            48        49
   Federal funds sold                      37        93
   Interest-bearing deposits                2         8
       Total interest income            6,222     5,737
Interest expense:
   Deposits                             2,795     2,590
   Short-term borrowings                  182       167
   Long-term debt                          99       122
       Total interest expense           3,076     2,879
Net interest income                     3,146     2,858
   Provision for loan losses               45        27
Net interest income after provision
   for loan losses                      3,101     2,831
Noninterest income:
   Securities gains                         3         -
   Other operating income                 382       321
       Total noninterest income           385       321
Noninterest expense                     2,014     2,001
Income before income tax                1,472     1,151
   Income tax expense                     580       454
Net income                            $   892   $   697

Per common share:
   Net income                           $0.71     $0.54
   Cash dividends declared               0.23      0.20
Average common shares outstanding     1,250,897 1,250,897

See notes to consolidated condensed financial statements.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

    CONSOLIDATED CONDENSED STATEMENT OF CHANGES TO SHAREHOLDERS' EQUITY
                                (Unaudited)
                          (Dollars in thousands)

                                                      1997        1996
Balance, January 1                                  $27,749     $28,245
Net income                                              892         697
Net change in unrealized gains (losses)
   on securities available for sale                    (254)       (262)
Redemption of preferred stock                             -      (1,000)
Cash dividends:
   Preferred stock                                        -         (26)
   Common stock                                        (287)       (250)
Balance, March 31                                   $28,100     $27,404

See notes to consolidated condensed financial statements.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                (Unaudited)
                          (Dollars in thousands)

                                                          Three months ended
                                                                 March 31
                                                             1997       1996
Cash flows from operating activities:
   Net income                                            $    892   $    697
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                                45         27
      Depreciation and amortization                           183        165
      Premiums and discounts amortization
        on investment securities                               17         27
      Accretion of loan and deposit
        fair value adjustments                                 23         25
      Amortization and reduction of
        core deposit intangibles                                8          9
      Securities gains                                         (3)         -
      Net change in
         Income receivable                                    (91)         5
         Interest payable                                      (3)       (56)
      Other adjustments                                       159       (384)
        Net cash provided by operating activities           1,230        515

Cash flows from investing activities:
   Net change in interest-bearing time
     deposit maturities                                        (6)     5,017
   Purchases of securities available for sale              (2,515)    (7,836)
   Proceeds from maturities and paydowns
     of securities available for sale                       1,045      4,612
   Proceeds from sales of securities available for sale       329          -
   Net change in loans                                     (9,092)     1,566
   Purchases of premises and equipment                       (184)      (106)
   Other investment activities                                890        (33)
      Net cash provided (used) by
        investing activities                               (9,533)     3,220

Cash flows from financing activities:
   Net change in:
     Noninterest bearing, NOW, money market
       and savings deposits                                (6,420)    (7,052)
     Certificates of deposit                                8,416        557
     Short-term borrowings                                 (1,305)    (1,889)
   Payments on long-term debt                                   -       (500)
   Redemption of preferred stock                                -     (1,000)
   Cash dividends                                            (287)      (276)
      Net cash provided (used) by financing activities        404    (10,160)
Net decrease in cash and cash equivalents                  (7,899)    (6,425)
Cash and cash equivalents, beginning of period             19,196     18,929
Cash and cash equivalents, end of period                  $11,297    $12,504

See notes to consolidated condensed financial statements.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (Table dollars amounts in thousands)

NOTE 1.

The significant accounting policies followed by Indiana United Bancorp ("Company") and its subsidiaries, Union Bank and Trust Company of Indiana ("Union Bank") and Regional Federal Savings Bank ("Regional Bank") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of those expected for the remainder of the year.

NOTE 2.                                            Gross     Gross
                                      Amortized Unrealized Unrealized  Fair
                                         Cost      Gains    Losses    Value
Securities Available for Sale
 at March 31, 1997
   U.S. Treasury                       $ 2,004       $  1      $  4  $ 2,001
   Federal Agencies                     25,398        170       301   25,267
   State and municipal                   4,011         36        15    4,032
   Corporate and other securities          198                   12      186
   Mortgage-backed securities           48,689        480       609   48,560
     Totals                            $80,300       $687      $941  $80,046

                                                   Gross     Gross
                                      Amortized Unrealized Unrealized  Fair
                                         Cost      Gains    Losses    Value
Securities Available for Sale
 at December 31, 1996
   U.S. Treasury                       $ 2,006       $  3      $  5  $ 2,004
   Federal Agencies                     24,556        416       148   24,824
   State and municipal                   4,057         35        17    4,075
   Corporate and other securities          244                    2      242
   Mortgage-backed securities           50,157        489       604   50,042
     Totals                            $81,020       $943      $776  $81,187

                                                            Beyond
                              Within       1-5      5-10      10
                              1 Year     Years     Years     Years   Totals
Maturity Distributions
 at March 31, 1997
   U.S. Treasury             $2,001                                 $ 2,001
   Federal Agencies           2,097     $10,859  $12,311             25,267
   State and municipal          522       1,863    1,319   $   328    4,032
   Corporate and
     other securities                                186                186
   Mortgage-backed
     securities                 425       4,084    3,178    40,873   48,560
     Totals                  $5,045     $16,806  $16,994   $41,201  $80,046
   Weighted average yields    5.37%       5.97%    6.92%     6.66%    6.49%

     *Amounts in the table above are based on scheduled maturity or call dates.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

NOTE 3.                                                Mar 31       Dec 31
                                                        1997         1996
Loans:
   Commercial                                        $ 11,084     $  7,834
   Agricultural production financing
     and other loans to farmers                        10,474       11,178
   Commercial real estate mortgage                     26,800       27,691
   Residential real estate mortgage                   114,632      109,962
   Farm real estate                                    26,904       26,843
   Construction and development                         6,595        6,589
   Consumer                                            30,532       27,567
   Government guaranteed loans purchased                1,554        1,819
     Total loans                                     $228,575     $219,483

Underperforming loans:
   Nonaccruing loans                                   $  320       $1,245
   Accruing loans contractually past due 90 days
     or more as to principal or interest payments           7            5

Allowance for loan losses:
   Balances, January 1                                 $2,506       $2,754
   Provision for losses                                    45          150
   Recoveries on loans                                     20           58
   Loans charged off                                      (78)        (456)
   Balances, end of period                             $2,493       $2,506

NOTE 4.

Deposits:
   Noninterest-bearing demand                        $ 22,625     $ 29,001
   Interest-bearing demand                             36,639       36,514
   Money market deposit accounts                       30,486       31,212
   Savings                                             28,784       28,619
   Certificates of deposit $100,000 or more            35,043       32,083
   Other certificates and time deposits               124,821      118,973
     Total deposits                                  $278,398     $276,402

NOTE 5.

Short-term borrowings:
   Federal funds purchased                            $ 2,000      $   750
   Securities sold under repurchase agreements         10,002       12,989
   U.S. Treasury demand notes                           2,376        1,944
     Total short-term borrowings                      $14,378      $15,683

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Item 2.  Management's Discussion and Analysis (Table Dollar Amounts in
Thousands)

Indiana United Bancorp ("Company") is a registered bank holding company incorporated under the laws of Indiana in 1983, commensurate with its acquisition of Union Bank and Trust Company of Greensburg, Indiana. The Company acquired The Peoples Bank, Portland, Indiana in 1987, and Regional Federal Savings Bank, New Albany, Indiana ("Regional Bank") at the end of 1991. Union Bank and Trust Company of Indiana ("Union Bank") was created by the consolidation of the Greensburg and Portland operations in 1994. It's history traces back to 1873, and it holds Indiana state banking charter #1. As of March 31, 1997, Union Bank held assets totaling $218 million and through its nine banking offices, ranked first in market share in Decatur County and second in Jay County. Regional Bank's assets totaled $112 million, held by three banking offices in Floyd and Clark counties. Both subsidiaries offer competitive commercial and consumer loan and deposit related services. Union Bank also operates general line insurance agencies in both Decatur and Jay counties and offers a broad range of personal and business trust services.

Forward-Looking Statements

Except for historical information contained herein, the discussion in this Form 10-Q quarterly report includes certain forward-looking statements based upon management expectations. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the costs of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Company's loan and investment portfolios.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Overview

The Company operates under the broad tenets of a long-term strategic plan ("Plan") designed to improve the Company's financial performance, expand its competitive ability and enhance long-term shareholder value. The Plan is premised on the belief of the Company's board of directors that the Company can best promote long-term shareholder interests by pursuing strategies which will continue to preserve it's community-focused philosophy.

In conformance with the Plan, during 1995, the Company initiated actions intended to build a stronger customer base in its primary markets. The Company invested approximately $500,000 to renovate Regional Bank's main office, providing direct lobby access of all customer service and loan personnel, and greatly improving drive-up and electronic banking services. Unlike many of the large super regional banks, which are closing branches in record numbers, the Company believes it is important to maintain community banking centers. Accordingly, an additional $500,000 was invested to create two new branch offices. The Allison Lane branch in Jeffersonville was opened by Regional Bank to provide greater access to present and prospective customers in Clark County.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Union Bank opened the IGA supermarket branch in Greensburg, exclusively providing seven-day banking and extended hours to the community. In an effort to make its services more accessible and convenient, the Company intends to relocate the Grantline Branch of Regional Bank. The Company is also considering the relocation of certain Union Bank branches. These potential changes will increase visibility, enhance drive-thru banking and ATM accessibility, and improve ingress and egress.

A continuing tenet of the Plan is to establish and cultivate more proactive relationships with financial analysts and market makers in the Company's stock. As a result of our relationship-building efforts, Stifel, Nicolaus & Company, Incorporated, based in St. Louis, Missouri, became a market maker in Indiana United Bancorp shares in November, 1996, joining current market makers J.J.B. Hilliard/W.L. Lyons, Inc. and NatCity Investments, Inc..

During 1996, many technological improvements were initiated. Certain of these improvements, such as upgrading communication lines, have provided faster response time for customer transactions. Others represent capital investments which allow the Company to continue to effectively compete within a financial services industry that is becoming increasingly dependent upon technology. In 1997, several hundred thousand dollars are budgeted for additional technology enhancements, such as an automated voice response information system, additional ATMs, laser printed deposit statements, optical disk storage, and an increase in the power and memory of the AS400 computer system which will allow for improved efficiency in the management of computer resources.

The dynamics of the Plan assure continually evolving goals, and the extent of the Company's success will depend upon how well it anticipates and responds to competitive changes within its markets, the interest rate environment and other external forces.

Results of Operations

Earnings for the first quarter of 1997 increased 28% to $892,000 as compared to the same quarter of 1996.

Noninterest income in 1997 reflects a decline in insurance commissions due mainly to lower levels of profit sharing received from participating companies based on claims experience. Trust income and service charge income increased over the prior year period. Non-interest expense reflects reduced Federal Deposit Insurance Corporation ("FDIC") assessments due to a lower deposit insurance assessment rate.

Net income per common share for the first quarter equaled $.71 in 1997, compared to $.54 in 1996.

The Company's return on average total assets for the first quarter was 1.11% in 1997, and .92% in 1996. Return on average common shareholders' for the first quarter was 12.96% in 1997 and 10.23 in 1996.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Net Interest Income

Net interest income is influenced by the volume and yield of earning assets and the cost of interest-bearing liabilities. Net interest margin reflects the mix of interest-bearing and noninterest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. First quarter net interest income of $3,146,000 in 1997 increased 10% from $2,858,000 in 1996.

Throughout 1996 and into the current year, the Company has employed a deposit-pricing strategy focused on retaining and attracting lower cost short-to-moderate term funds. Management correctly anticipated a relatively flat rate environment throughout 1996 and into 1997. The Company believes this strategy greatly enhanced 1996 net interest income and has had a positive effect on first quarter 1997 earnings, even though interest rates have increased slightly since year-end 1996. Although many of the Company's peer group competitors reported flat or marginally changed net interest margins for the full year 1996, the Company increased its net interest margin by 23 basis points. For the first quarter of 1997, the Company increased its net interest margin to 4.09%, or 13 basis points over the same period last year.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

              AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

(Taxable equivalent basis)(1)                Three months ended
                                    March 31,1997             March 31,1996
                                 Avg.           Yield/     Avg.           Yield/
                                 Bal. Interest  Rate       Bal. Interest  Rate
ASSETS
Interest-bearing deposits    $    176  $    2  4.61%   $    590  $    8  5.45%
Federal funds sold              2,901      37  5.17%      6,974      93  5.36%
Securities(2):
   Taxable                     78,173   1,250  6.40%     79,037   1,228  6.21%
   Tax-exempt                   3,941      73  7.41%      3,950      74  7.49%
     Total securities          82,114   1,323  6.44%     82,987   1,302  6.28%
Loans(3):
   Commercial                  67,794   1,601  9.58%     62,229   1,466  9.48%
   Real estate mortgage       124,212   2,492  8.02%    117,954   2,349  7.97%
   Instalment                  30,099     761 10.25%     18,199     503 11.12%
   Govt. guaranteed
     loans purchased            1,605      31  7.83%      2,045      41  8.06%
     Total loans              223,710   4,885  8.79%    200,427   4,359  8.72%
     Total earning assets     308,901   6,247  8.13%    290,978   5,762  7.94%
Allowance for loan losses      (2,500)                   (2,758)
Unrealized losses
 on securities                     36                       279
Cash and due from banks         9,586                     9,107
Premises and equipment          5,917                     5,966
Other assets                    4,226                     2,737
     Total assets            $326,166                  $306,309

LIABILITIES
Interest-bearing deposits:
   Interest-bearing
     demand deposits         $ 36,635     254  2.81%   $ 29,183     175  2.41%
   Money market
     investment accounts       30,394     274  3.66%     34,545     309  3.60%
   Savings                     28,509     226  3.21%     28,797     233  3.25%
   Certificates of deposit and
     other time deposits      155,449   2,041  5.32%    139,123   1,873  5.41%
     Total interest-
       bearing deposits       250,987   2,795  4.52%    231,648   2,590  4.50%
Short-term borrowings          14,274     182  5.17%     12,785     167  5.25%
Long-term debt                  5,000      99  8.03%      5,934     122  8.27%
     Total interest-
       bearing liabilities    270,261   3,076  4.62%    250,367   2,879  4.62%
Noninterest bearing
 demand deposits               24,336                    23,980
Other liabilities               3,661                     3,784
     Total liabilities        298,258                   278,131
Shareholders' equity           27,908                    28,178
     Total liabilities and
       shareholders' equity  $326,166   3,076  4.04%(4)$306,309  2,879   3.98%
Net interest income                    $3,171  4.09%            $2,883   3.96%
Adjustment to convert tax exempt
  securities and loans to a fully
  taxable equivalent basis using
  a marginal rate of 34%               $   25                   $   25

(1) Adjusted to reflect income related to securities and loans exempt from Federal income taxes.
(2) Yields for investment securities available for sale are computed based upon amortized cost.
(3) Nonaccruing loans have been included in the average balances.
(4) Total interest expense divided by total earning assets.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Provision for Loan Losses

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Possible Loan Losses".

Noninterest Income

First quarter noninterest income in 1997 exceeded 1996 by $64,000 or 20%. Security gains of $3,000 were realized in the first quarter of 1997 compared to no gain or loss for the same period in 1996.

Insurance commissions continue to represent the largest component of first quarter recurring noninterest income, equaling 23% in 1997 and 31% in 1996. The current quarter decline of $10,000 represents the loss of year-end profit sharing programs from primary carriers due to claims experience. Trust income increased $6,000 over 1996, due to an increase in estate income and assets under management. The level of estate assets administered may cause trust income to fluctuate significantly from year to year. Service charges on deposit accounts increased in 1997 by $32,000, or 28%, primarily due to the strong growth in a new interest-bearing checking account introduced in early 1996. Deposit growth and interest rate variables will also affect service charge income in 1997. It is anticipated that throughout the remainder of 1997 the Company will experience additional deposit growth, generating even higher service charge income.

(Dollars in thousands)

                                           1997        1996
                                         1st Qtr    1st  Qtr
Insurance commissions                     $  88       $  98
Trust fees                                   56          50
Service charges on deposit accounts         148         116
Gains on sales of securities                  3           -
Other income                                 90          57
                                           $385        $321

Noninterest Expense

The largest component of noninterest expense is personnel expense. Personnel expenses increased in the first quarter of 1997 by $3,000, or less than 1%. Improvements in technology implemented throughout 1996 has enabled the Company to effectively control staffing levels. Normal staff salary adjustments and increased benefit costs have been incurred in both 1997 and 1996, including amounts accrued in connection with the employee performance incentive compensation plan. Personnel expenses in 1997 are not expected to change materially from 1996.

Deposit insurance premiums were $28,000 less in 1997 as compared to the same prior year period, due to an overall lower rate on which the insurance premium was calculated. Since the bank insurance fund reached a mandated funding level in 1995, the 1996 assessment rate for the Company's commercial bank was reduced to the $2,000 per year minimum level permissible, but in 1997 has increased to 1.29 cents per $100 of deposits.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Through the year 1999, thrift institutions will pay approximately five times higher assessment rates than commercial banks (6.44 cents versus 1.29 cents per $100 of deposits), but this is a significant reduction from the 23 cents per $100 of deposits assessed prior to September 30, 1996. After this period, commercial banks and thrifts will pay the same assessment rate of 2.43 cents per $100 of deposits. Based on current deposit levels and projected growth, Regional Bank will save approximately $540,000 in the next three years due to the lower assessment rate.

(Dollars in thousands)

                                                 1997      1996
                                               1st Qtr   1st Qtr
Salaries and employee benefits                 $1,118    $1,115
Premises and equipment expenses                   391       382
Professional  fees                                 52        51
Amortization of core deposit intangibles            8         9
Deposit insurance/supervisory assessment           35        63
Stationery, printing, supplies                     82        67
Insurance                                          25        29
Postage                                            33        52
Other operating expenses                          270       233
                                               $2,014    $2,001

Income Taxes

The effective tax rate for the first quarter was 39% for both 1997 and 1996. The Company and its subsidiaries will file consolidated income tax returns for 1997.

Financial Condition

Total average assets in 1997 increased $19,857,000 over the prior year.

March 31, 1997 assets increased to $329,226,000 from $328,346,000 at
December 31, 1996. Securities maturities and repayments have been used to fund loan growth in 1997.

Average earning assets represented 95% of average total assets for the first quarter of 1997 and 1996. Average loans represent approximately 69% of average assets in the first quarter of 1997 compared to 65% in 1996 for the same period. Management intends to continue it's emphasis on loan growth throughout the remainder of 1997.

Average noninterest-bearing deposits at March 31, 1997 increased slightly more than 1% in 1997 compared to March 31, 1996. Average interest-bearing deposits increased $19,339,000 or 8% at March 31, 1997 compared to the same date in 1996. Average interest-bearing demand deposits increased $7,452,000 since March 31, 1996, primarily due to the success of a new interest-bearing checking account introduced early in 1996. Average savings accounts have remained stable since March 31, 1996. Average money market investment accounts decreased $4,151,000 or 12% as compared to the prior year due to the shifting of funds to the new interest-bearing demand deposit. Average certificates of deposit and other time deposits increased approximately $16,326,000 at March 31, 1997 compared to the prior year.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Long-term debt is primarily the Company's loan for the purchase of Regional Bank and is secured by the capital stock of the Company's subsidiaries. Interest adjusts quarterly to the lender's prime rate, less 25 basis points. The Company believes it has complied with all terms and covenants of the loan agreement. A principal payment of $375,000 is due June 30, 1997 and the balance of the loan is due December 31, 1997. Prior to that time, the Company intends to negotiate the refinancing of its long-term borrowing needs.

Shareholders' equity was $28,100,000 on March 31, 1997 compared to $27,404,000 on March 31, 1996. Book value per common share increased to
$22.46 or 6% from $21.11 at March 31, 1996   The unrealized loss on
securities available for sale, net of taxes, totaled $159,000 or $.13 per share at March 31, 1997 compared to an unrealized loss of $67,000 or $.05 at March 31, 1996. Excluding the net unrealized losses on securities available for sale, book value per share was $22.59 at March 31, 1997, or an increase of 6% over the comparable book value at quarter end 1996. The Company redeemed $1,000,000 of its preferred stock in the first quarter of 1996. The remainder of the preferred stock was redeemed in September, 1996. Commencing October 1, 1996 all earnings accrue solely to the common shareholders.

Loans, Credit Risk and the Allowance and Provision for Possible Loan Losses

Loans remain the Company's largest concentration of assets and continue to represent the greatest risk. The loan underwriting standards observed by each ofthe Company's subsidiaries are viewed by management as a deterrent to the emergence of an abnormal level of problem loans and a subsequent increase in net chargeoffs.

   The Company's conservative loan underwriting standards have historically resulted in higher loan quality and lower levels of net chargeoffs than peer bank averages. The Company also believes credit risks may be elevated if undue concentrations of loans in specific industry segments and to out of area borrowers are incurred. Accordingly, the Company's board of directors regularly monitors such concentrations to determine compliance with its restrictive loan allocation policy. The Company believes it has no undue concentrations of loans.

Total loans increased $9,092,000 or 4% since December 31, 1996 primarily reflecting the expansion of the consumer loan portfolio and management's emphasis on indirect automobile financing which began in late 1995 and has continued to the present. Total loans increased $28,788,000 or 14%, since March 31, 1996 and consumer loans increased $11,486,000 or 60% since that same date. The Company's emphasis on increasing consumer loans provides greater diversification within the portfolio and generate higher yields than residential real estate loans. Although the Company limits its exposure to long-term, fixed-rate, residential mortgage loans and generally observes 20% minimum downpayment guidelines, it does originate both fixed rate loans and loans with little or no downpayment for a noncompeting mortgage lender. This program assisted the Company in serving all segments of the community without incurring unacceptable levels of credit exposure or interest rate risk. The origination of these loans provides fee income.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

The Company regards its ability to identify and correct loan quality problems as one of its greatest strengths. Loans are placed in a nonaccruing status when in management's judgment the collateral value and/or the borrower's financial condition does not justify accruing interest. As a general rule, commercial and real estate loans are reclassified to nonaccruing status at or before becoming 90 days past due. Interest previously recorded but not deemed collectible is reversed and charged against current income. Subsequent interest payments collected on nonaccrual loans may thereafter be recognized as interest income or may be applied as a reduction of the loan balance, as circumstances warrant. Non-real estate secured consumer loans are not placed in nonaccruing status, but are charged off when policy-determined delinquent status is reached.

Net chargeoffs were $58,000 at March 31, 1997 compared to $21,000 on March 31, 1996. As a percentage of average loans, net chargeoffs equaled .03% and .01% respectively for March 31, 1997 and 1996. In prior periods, the Company has historically outperformed its peer group's net loan loss average. Although peer group data for the first quarter of 1997 is not yet available, that trend should continue.

Foreclosed real estate held by the Company at March 31, 1997 consisted of a single property. The property is expected to be sold by mid-year 1997 with minimal gain or loss realized.

Management maintains a listing of loans warranting either the assignment of a specific reserve amount or other special administrative attention. This listing, together with a listing of all classified loans, nonaccrual loans and loans delinquent 30 days or more, is reviewed monthly by the board of directors of each subsidiary.

The ability to absorb loan losses promptly when problems are identified is invaluable to a banking organization. Most often, losses incurred as a result of prompt, aggressive collection actions are much lower than losses incurred after prolonged legal proceedings. Accordingly, the Company observes the practice of quickly initiating stringent collection efforts in the early stages of loan delinquency.

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least monthly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and the amount and composition of growth expectations. The allowance for loan losses as of March 31, 1997, is considered adequate by management.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Summary of Allowance for Loan Losses

(Dollars in thousands)                          1997     Year ended
                                                thru     December 31,
                                              March 31       1996
Balance at beginning of period                 $2,506      $2,754
Chargeoffs:
   Commercial                                      11         352
   Real-estate mortgage                            19           -
   Consumer                                        48         104
      Total chargeoffs                             78         456
Recoveries:
   Commercial                                       -          33
   Real-estate mortgage                             2           1
   Consumer                                        18          24
      Total recoveries                             20          58
Net chargeoffs                                     58         398
Provision for loan losses                          45         150
Balance at end of period                       $2,493      $2,506

Ratio of net chargeoffs to average loans
   outstanding during the period                  .03%        .19%
Ratio of provision for loan losses to average
   loans outstanding during the period            .02%        .07%
Ratio of allowance to total loans at
   end of period                                 1.09%       1.14%

Allocation of the Allowance for Loan Losses
(Dollars in thousands)

                                     March 31, 1997        December 31, 1996
                                   Amount    Percent       Amount    Percent
Real estate:
   Residential                    $  134        5%        $  144        6%
   Farm real estate                   13        -             13        1
   Commercial                        288       12            313       12
   Construction and development       68        3             71        3
      Total real estate              503       20            541       22
Commercial:
   Agribusiness                      144        6            151        6
   Other commercial                  128        5            203        8
      Total commercial               272       11            354       14
Consumer                             238       10            207        8
Unallocated                        1,480       59          1,404       56
      Total                       $2,493      100%        $2,506      100%

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

The allocation presented in the preceding table is based primarily on previous credit loss experience, adjusted for changes in the risk characteristics of each category. Additional amounts are allocated based on an evaluation of the loss potential of individual troubled loans and the anticipated effect of economic conditions on both individual loans and loan categories. Because the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which losses may ultimately occur.

Investment Securities

Investment securities offer flexibility in the Company's management of interest rate risk, and is the primary means by which the Company provides liquidity and responds to changing maturity characteristics of assets and liabilities. The Company's investment policy prohibits trading activities and does not allow investment in high risk derivative products or junk bonds.

As of December 31, 1996, all investment securities were classified as AFS and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. A net unrealized loss of $159,000 was recorded to adjust the AFS portfolio to current market value at March 31, 1997, compared to a net unrealized loss of $67,000 at March 31, 1996.

At March 31, 1997, the tax equivalent yield of the investment securities portfolio was 6.49%, representing an increase from 6.28% at March 31, 1996.

Variable rate securities comprised 49% of the total portfolio on March 31, 1997 compared to 52% on March 31, 1996. The reduction of variable rate securities extended the weighted average repriceable life of the portfolio at quarter end to 2.24 years in 1997 compared to 1.50 years in 1996.

Sources of Funds

The Company relies primarily on customer deposits and securities sold under repurchase agreements, along with shareholders' equity to fund earning assets. On an infrequent basis, Federal Home Loan Bank ("FHLB") advances are used to provide additional funds.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits were 89% and 88% of total earning assets at March 31, 1997 and 1996 respectively. Total interest-bearing deposits averaged 91% of average total deposits at March 31, 1997 and 1996. Management is continuing efforts to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

Securities sold under repurchase agreements ("repos") are high denomination investments utilized by public entities and commercial customers as an element of their cash management responsibilities. Repos are not subject to FDIC assessment so they are less costly than large certificates of deposit. With the reduction in the FDIC assessment, repos do not offer as much cost advantage as previously experienced. Management is utilizing large denomination certificates of deposit to replace a portion of customer funds previously invested in repos.

Average short-term borrowings increased 12% at March 31, 1997 compared to March 31, 1996.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

On June 30, 1997 a $375,000 principal payment on long-term debt is due and on December 31, 1997, the remaining balance is due. Prior to that time, the Company intends to negotiate the refinancing of its long-term borrowing needs.

Capital Resources

Common shareholders' equity increased $1,696,000 to $28,100,000 at March 31, 1997 as compared to March 31, 1996. Total shareholders' equity increased by $696,000 after the redemption of $1,000,000 of preferred stock in 1996. All of the preferred shares have now been redeemed.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items. The Company's core capital ("tier 1") consists of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the allowance for credit losses. At March 31, 1997, tier 1 capital to total assets was 8.49%.
Total capital to risk-adjusted assets was 15.09%. Both ratios substantially exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

Shareholders' equity is impacted by the Company's decision to categorize its entire securities portfolio as AFS under accounting rules adopted January 1, 1994. Securities in this category are carried at fair value, and shareholders' equity is adjusted to reflect unrealized gains and losses, net of taxes.

The Company declared and paid common dividends of $.23 per share in the first quarter of 1997 and $.20 for the same quarter in 1996. Book value per common share increased to $22.46 from $21.11 in 1996. The net adjustment for AFS securities decreased book value by $.13 and $.05 at March 31, 1997 and 1996. Depending on market conditions, the adjustment for AFS securities can cause significant fluctuations in equity. The dividend payment rate on preferred stock was 6.34% in 1996.

Liquidity

Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets, and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, loans and securities maturing within one year, and money market instruments. In addition, the Company holds $75,001,000 of AFS securities maturing after one year which can be sold to meet liquidity needs.

Liquidity is supported by maintaining a relatively stable funding base, which is achieved by diversifying funding sources, extending the contractual maturity of liabilities, and limiting reliance on volatile short-term purchased funds. Short-term funding needs can arise from declines in deposits or other funding sources, drawdowns of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits, which provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 89% of total earning assets at March 31 in each of the last two years.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. The Company has not received any recommendations from regulatory authorities which would materially affect liquidity, capital resources or operations.

Interest Rate Risk

At March 31, 1997 the Company held approximately $165,208,000 in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons. The Company's interest rate sensitivity analysis for the quarter ended March 31, 1997 appears below. Core deposits are distributed or spread among the various repricing categories based upon historical patterns of repricing which are reviewed periodically by management. The assumptions regarding these repricing characteristics greatly influence conclusions regarding interest sensitivity. Management believes its assumptions regarding these liabilities are reasonable.

Effective asset/liability management requires the maintenance of a proper ratio between maturing or repriceable interest-earning assets and interest-bearing liabilities. It is the policy of the Company that rate-sensitive assets less rate-sensitive liabilities to total assets be kept within a range of 80% to 130%.

The Company will seek to attain a more neutral gap position in 1997 based upon its the belief that the current interest rate environment will remain relatively stable throughout 1997. In any event, the Company does not anticipate that its earnings will be materially impacted in 1997, regardless of the direction interest rates may trend.

Rate Sensitivity Analysis at March 31, 1997

(Dollars in thousands)
                                           Maturing or Repricing
                                                                    Over 3 -
                                      3 Months    1 Year   3 Years   5 Years
Rate-sensitive assets                 $ 85,493  $ 79,715  $ 43,560   $37,839
Rate-sensitive liabilities             108,063    84,647    56,506    22,743
Rate sensitivity gap (assets
   less liabilities)                  $(22,570) $ (4,932) $(12,946)  $15,096
Rate sensitivity gap (cumulative)     $(22,570) $(27,502) $(40,448) $(25,352)
Percent of total assets (cumulative)     (6.9%)    (8.4%)   (12.3%)    (7.7%)
Rate-sensitive assets/
   liabilities (cumulative)              79.1%     85.7%     83.8%     90.7%

*Interest-bearing transaction and savings accounts are not presented as immediately repriceable in the above table.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Effects of Changing Prices

The Company's asset and liability structure is substantially different from that of an industrial company in that most of its assets and liabilities are monetary in nature. Management believes the impact of inflation on financial results depends upon the Company's ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction at the same time, or at the same magnitude, as the prices of other goods and services. As discussed previously, management relies on its ability to manage the relationship between interest-sensitive assets and liabilities to protect against wide interest rate fluctuations, including those resulting from inflation.

Accounting Changes

SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are considered secured borrowings.

A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The transferor has surrendered control over transferred assets only if certain conditions are met.

This statement provides detailed measurement standards for assets and liabilities included in these transactions. It also includes implementation guidance for assessing isolation of transferred assets and for accounting for transfers of many specific types of transactions.

Except as amended by SFAS No. 127, this statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. Earlier or retroactive application is not permitted. SFAS No. 127 defers for one year the effective date (a) of paragraph 15 of SFAS No. 125 and (b) for repurchase agreement, dollar-roll, securities lending, and similar transactions, of paragraphs 9-12 and 237(b) of SFAS No. 125.

SFAS No. 127 provides additional guidance on the types of transactions for which the effective date of SFAS No. 125 has been deferred. It also requires that if it is not possible to determine whether a transfer occurring during calendar-year 1997 is part of a repurchase agreement, dollar-roll, securities lending, or similar transaction, then paragraphs 9-12 of SFAS No. 125 should be applied to that transfer.

Management does not expect adoption of these statements to have any material effect on 1997 financial statements.

                          INDIANA UNITED BANCORP

                                 FORM 10-Q

                        PART II.  OTHER INFORMATION

                 Item 6.  Exhibits and Reports on Form 8-K



a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

      20:  Report to Shareholders - First Quarter, 1997 and furnished to
            Registrant's shareholders is attached to this Form 10-Q.

      27:  Financial Data Schedule (electronic filing only)

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

                                             INDIANA UNITED BANCORP





May 14, 1997                                 By: /s/Robert E. Hoptry
                                                 Robert E. Hoptry
                                                 Chairman and President




May 14, 1997                                 By: /s/Jay B. Fager
                                                 Jay B. Fager
                                                 Chief Financial Officer,
                                                 Treasurer and Principal
                                                 Accounting Officer

                          INDIANA UNITED BANCORP

                                 FORM 10-Q

                               EXHIBIT INDEX

Exhibit                                                                Page

20        Report to Shareholders - First Quarter, 1997 and            25-26
             furnished to Registrant's shareholders is attached

27        Financial   Data  Schedule  (electronic   filing   only)       27