Form 10-Q
period 1997-06-30
INDIANA UNITED BANCORP
filed 1997-08-11
CIK 720002

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED               JUNE 30, 1997

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

     As of June 30, 1997 there were outstanding 1,250,897 shares, without par value of the registrant.

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

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

                      PART I.  FINANCIAL INFORMATION
                       Item 1.  Financial Statements
                   CONSOLIDATED CONDENSED BALANCE SHEET
                                (Unaudited)
                          (Dollars in thousands)

                                                     June 30,       Dec 31,
                                                       1997          1996
Assets
   Cash and due from banks                          $  9,043      $ 13,236
   Interest-bearing demand deposits                       69            60
   Federal funds sold                                  5,800         5,900
     Cash and cash equivalents                        14,912        19,196
   Short-term investments                                  0           100
   Securities available for sale                      76,466        81,187
   Loans                                             238,086       219,483
   Less: Allowance for loan losses                     2,635         2,506
      Net loans                                      235,451       216,977
   Premises and equipment                              6,138         5,919
   Federal Home Loan Bank stock                        1,138         1,138
   Core deposit intangibles                               90           106
   Accrued interest receivable                         2,060         1,952
   Other real estate                                      25         1,000
   Other assets                                        1,303           771
       Total assets                                 $337,583      $328,346

Liabilities
   Deposits:
     Non-interest bearing                           $ 33,210      $ 29,001
     Interest bearing                                251,391       247,401
       Total deposits                                284,601       276,402
   Short-term borrowings                              15,884        15,683
   Long-term debt                                      4,625         5,000
   Accrued interest payable                            1,315         1,272
   Other liabilities                                   2,047         2,240
       Total liabilities                             308,472       300,597
Shareholders' equity
   Preferred stock
     Authorized-400,000 shares
     Issued and outstanding--0 shares                      0             0
   Common stock $1 stated value:
     Authorized--3,000,000 shares
     Issued and outstanding--1,250,897 shares          1,251         1,251
   Paid-in surplus                                    10,677        10,677
   Valuation adjustment-Securities AFS                    96            95
   Retained earnings                                  17,087        15,726
       Total shareholders' equity                     29,111        27,749
       Total liabilities and shareholders' equity   $337,583      $328,346

See notes to consolidated condensed financial statements.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q
                CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                (Unaudited)
                          (Dollars in thousands)

                                Three months ended        Six months ended
                                     June 30,                 June 30,
                                  1997      1996          1997         1996
Interest income:
   Loans, including fees        $5,170     $4,460       $10,056     $ 8,819
   Investment securities:
     Taxable                     1,216      1,284         2,466       2,512
     Tax-exempt                     49         48            97          97
   Federal funds sold              108         91           145         185
   Interest-bearing deposits         1          1             2           9
       Total interest income     6,544      5,884        12,766      11,622
Interest expense:
   Deposits                      2,990      2,660         5,785       5,250
   Short-term borrowings           151        151           333         318
   Long-term debt                  102        110           201         232
       Total interest expense    3,243      2,921         6,319       5,800
Net interest income              3,301      2,963         6,447       5,822
   Provision for loan losses        80         33           125          60
Net interest income after
   provision for loan losses     3,221      2,930         6,322       5,762
Noninterest income:
   Securities gains                  -          -             3           -
   Other operating income          641        413         1,023         734
     Total noninterest income      641        413         1,026         734
Noninterest expense              2,090      2,045         4,104       4,047
Income before income tax         1,772      1,298         3,244       2,449
   Income tax expense              703        514         1,283         968
Net income                      $1,069     $  784       $ 1,961     $ 1,481

Per common share:
   Net income                    $0.86      $0.61         $1.57       $1.15
   Cash dividends declared        0.25       0.20          0.48        0.40

Average common shares
   outstanding               1,250,897  1,250,897     1,250,897   1,250,897

See notes to consolidated condensed financial statements.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

    CONSOLIDATED CONDENSED STATEMENT OF CHANGES TO SHAREHOLDERS' EQUITY
                                (Unaudited)
                          (Dollars in thousands)

                                                      1997        1996
Balance, January 1                                  $27,749     $28,245
Net income                                            1,961       1,481
Net change in unrealized gains (losses)
   on securities available for sale                       1        (777)
Redemption of preferred stock                             -      (1,500)
Cash dividends:
   Preferred stock                                        -         (42)
   Common stock                                        (600)       (501)
Balance, June 30                                    $29,111     $26,906

See notes to consolidated condensed financial statements.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                (Unaudited)
                          (Dollars in thousands)

                                                           Six months ended
                                                                June 30
                                                           1997        1996
Cash flows from operating activities:
   Net income                                           $ 1,961     $ 1,481
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                             125          60
      Depreciation and amortization                         358         329
      Premiums and discounts amortization
         on investment securities                            31          55
      Accretion of loan and deposit
         fair value adjustments                              53          46
      Amortization and reduction of
         core deposit intangibles                            16          18
      Securities gains                                       (3)          -
      Net change in
         Income receivable                                 (108)        (75)
         Interest payable                                    43        (112)
      Other adjustments                                     336        (888)
        Net cash provided by operating activities         2,812         914

Cash flows from investing activities:
   Net change in short-term investments                      91       5,003
   Purchases of securities available for sale            (2,376)    (15,717)
   Proceeds from maturities and paydowns
      of securities available for sale                    6,609       9,039
   Proceeds from sales of securities
      available for sale                                    488           -
   Net change in loans                                  (18,603)     (5,723)
   Purchases of premises and equipment                     (577)       (263)
   Proceeds from other real estate                          975          45
   Other investment activities                             (726)     (1,011)
      Net cash used by
        investing activities                            (14,119)     (8,627)

Cash flows from financing activities:
   Net change in:
     Noninterest bearing, NOW, money market
       and savings deposits                               2,840      (3,693)
     Certificates of deposit                              5,359      14,356
     Short-term borrowings                                 (201)        (43)
   Payments on long-term debt                              (375)       (500)
   Redemption of preferred stock                              -      (1,500)
   Cash dividends                                          (600)       (543)
      Net cash provided by financing activities           7,023       8,077
Net decrease in cash and cash equivalents                (4,284)        364
Cash and cash equivalents, beginning of period           19,196      18,929
Cash and cash equivalents, end of period                $14,912     $19,293

See notes to consolidated condensed financial statements.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (Table dollars amounts in thousands)

NOTE 1.

The significant accounting policies followed by Indiana United Bancorp ("Company") and its subsidiaries, Union Bank and Trust Company of Indiana ("Union Bank") and Regional Federal Savings Bank ("Regional Bank") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of those expected for the remainder of the year.

NOTE 2.

                                                 Gross       Gross
                                    Amortized  Unrealized  Unrealized   Fair
                                      Cost       Gains       Losses     Value
Securities Available for
  Sale at June 30, 1997
   U.S. Treasury                    $ 1,002                    $  1   $ 1,001
   Federal Agencies                  26,258       $337          225    26,370
   State and municipal                3,964         49            9     4,004
   Corporate and other securities       137                       6       131
   Mortgage-backed securities        44,935        516          491    44,960
     Totals                         $76,296       $902         $732   $76,466

                                                 Gross       Gross
                                    Amortized  Unrealized  Unrealized   Fair
                                      Cost       Gains       Losses     Value
Securities Available for
  Sale at December 31, 1996
   U.S. Treasury                    $ 2,006       $  3         $  5   $ 2,004
   Federal Agencies                  24,556        416          148    24,824
   State and municipal                4,057         35           17     4,075
   Corporate and other securities       244                       2       242
   Mortgage-backed securities        50,157        489          604    50,042
     Totals                         $81,020       $943         $776   $81,187

                                                              Beyond
                              Within       1-5       5-10       10
                              1 Year     Years      Years     Years    Totals
Maturity Distributions
  at June 30, 1997
   U.S. Treasury              $1,001                                  $ 1,001
   Federal Agencies            2,001   $11,833    $12,536              26,370
   State and municipal           476     2,319        876   $   333     4,004
   Corporate and
     other securities                                 131                 131
   Mortgage-backed
     securities                  340     2,044      4,148    38,428    44,960
     Totals                   $3,818   $16,196    $17,691   $38,761   $76,466
   Weighted average yields     5.19%     6.06%      6.94%     6.68%     6.53%

     *Amounts in the table above are based on scheduled maturity or call dates.

NOTE 3.

                                                     June 30      Dec 31
                                                       1997         1996
Loans:
   Commercial                                        $ 13,505    $  7,834
   Agricultural production financing
     and other loans to farmers                        11,049      11,178
   Commercial real estate mortgage                     26,463      27,691
   Residential real estate mortgage                   116,209     109,962
   Farm real estate                                    27,647      26,843
   Construction and development                         5,996       6,589
   Consumer                                            35,712      27,567
   Government guaranteed loans purchased                1,505       1,819
     Total loans                                     $238,086    $219,483

Underperforming loans:
   Nonaccruing loans                                   $  113      $1,245
   Accruing loans contractually past due 90 days
     or more as to principal or interest payments          41           5

Allowance for loan losses:
   Balances, January 1                                 $2,506      $2,754
   Provision for losses                                   125         150
   Recoveries on loans                                    129          58
   Loans charged off                                     (125)       (456)
   Balances, end of period                             $2,635      $2,506

NOTE 4.

Deposits:
   Noninterest-bearing demand                        $ 33,210    $ 29,001
   Interest-bearing demand                             36,799      36,514
   Money market deposit accounts                       29,857      31,212
   Savings                                             28,569      28,619
   Certificates of deposit $100,000 or more            28,270      32,083
   Other certificates and time deposits               127,896     118,973
     Total deposits                                  $284,601    $276,402

NOTE 5.

Short-term borrowings:
   Federal funds purchased                            $ 2,450     $   750
   Securities sold under repurchase agreements         11,176      12,989
   U.S. Treasury demand notes                           2,258       1,944
     Total short-term borrowings                      $15,884     $15,683

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Item 2.  Management's Discussion and Analysis (Table Dollar Amounts in
Thousands)

Indiana United Bancorp ("Company") is a registered bank holding company incorporated under the laws of Indiana in 1983, commensurate with its acquisition of Union Bank and Trust Company of Greensburg, Indiana. The Company acquired The Peoples Bank, Portland, Indiana in 1987, and Regional Federal Savings Bank, New Albany, Indiana ("Regional Bank") at the end of 1991. Union Bank and Trust Company of Indiana ("Union Bank") was created by the consolidation of the Greensburg and Portland operations in 1994. It's history traces back to 1873, and it holds Indiana state banking charter #1. As of June 30, 1997, Union Bank held assets totaling $222 million and through its nine banking offices, ranked first in market share in Decatur County and second in Jay County. Regional Bank's assets totaled $115 million, held by three banking offices in Floyd and Clark counties. Both subsidiaries offer competitive commercial and consumer loan and deposit related services. Union Bank also operates general line insurance agencies in both Decatur and Jay counties and offers a broad range of personal and business trust services.

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

In conformance with the Plan, the Company initiated actions in 1995 intended to build a stronger customer base in its primary markets. Unlike many of the large super regional banks, which are closing branches in record numbers, the Company believes it is important to maintain community banking centers. The Company invested approximately $500,000 to renovate Regional Bank's main office, providing direct lobby access of all customer service and loan personnel, and greatly improving drive-up and electronic banking services. An additional $500,000 was invested to create two new branch offices. The Allison Lane branch in Jeffersonville was opened by Regional Bank to provide greater access to present and prospective customers in Clark County.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Union Bank opened the IGA supermarket branch in Greensburg, exclusively providing seven-day banking and extended hours to the community. In an effort to make its services more accessible and convenient, the Company intends to relocate the Grantline Branch of Regional Bank. Construction of the new facility is currently in progress, and should be completed in the third quarter of 1997. The Company is also considering the relocation of certain Union Bank branches. These potential changes will increase visibility, enhance drive-thru banking and ATM accessibility, and improve ingress and egress.

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

Proposed Transaction

In May, 1997, the Company signed an agreement in principle to acquire P.T.C. Bancorp ("PTC"), Brookville, Indiana in a proposed transaction viewed as a merger of equals. The agreement in principle provides that PTC shareholders (including option holders) will receive 1.075 shares of Company common stock in exchange for each share owned or option held of PTC common stock.

The proposed transaction is subject to the execution of a definitive agreement, various regulatory approvals and the approval of the shareholders of both organizations. It is expected that the transaction will be accounted for as a "pooling of interests". Although the Company anticipates that the merger will be consummated during the fourth quarter of 1997, there can be no assurance that the transaction will be completed.

Results of Operations

Earnings for the second quarter of 1997 increased 36% to $1,069,000 compared to the same quarter of 1996. Earnings for the first half of 1997 increased 32% to $1,961,000 compared to the same period in 1996.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Noninterest income in 1997 reflects approximately $179,000 of nonrecurring income. Insurance commissions declined due mainly to lower levels of profit sharing received from participating companies based on claims experience. Trust income and service charge income increased over the prior year period. Non-interest expense reflects reduced Federal Deposit Insurance Corporation ("FDIC") assessments due to a lower deposit insurance assessment rate.

Net income per common share for the second quarter equaled $.86 in 1997, compared to $.61 in 1996. Per share earnings for the first half of 1997 and 1996 were $1.57 and $1.15 respectively.

The Company's return on average total assets for the second quarter was 1.27% in 1997, and 1.01% in 1996. Year-to-date return on average total assets was 1.19% and 0.96% for 1997 and 1996. Return on average common shareholders' equity for the second quarter was 15.07% in 1997 and 11.53% in 1996. Year-to-date return on average shareholders' equity was 14.04% and 10.96% for 1997 and 1996.

Net Interest Income

Net interest income is influenced by the volume and yield of earning assets and the cost of interest-bearing liabilities. Net interest margin reflects the mix of interest-bearing and noninterest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Second quarter net interest income of $3,301,000 in 1997 increased 11% from $2,963,000 in 1996. The first six months of net interest income increased by $625,000 or 11% over the same period in 1996

Throughout 1996 and into the current year, the Company has employed a deposit-pricing strategy focused on retaining and attracting lower cost short-to-moderate term funds. Management correctly anticipated a relatively flat rate environment throughout 1996 and thus far into 1997. The Company believes this strategy greatly enhanced 1996 net interest income and has had a positive effect on the first six months of 1997 earnings, even though interest rates have increased slightly since year-end 1996. Although many of the Company's peer group competitors reported flat or marginally changed net interest margins for the full year 1996, the Company increased its net interest margin by 23 basis points. In the first half of 1997, the Company increased its net interest margin to 4.12%, or 14 basis points over the same period last year.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

              AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

(Taxable equivalent basis)(1)
                                               Six months ended
                                    June 30, 1997             June 30, 1996
                                Avg.            Yield/     Avg.           Yield/
                                Bal.  Interest   Rate      Bal.  Interest  Rate
ASSETS
Interest-bearing deposits    $    156 $     2   2.59%   $    371 $    10  5.42%
Federal funds sold              5,379     146   5.47%      6,922     184  5.35%
Securities(2):
   Taxable                     76,759   2,466   6.43%     80,952   2,512  6.21%
   Tax-exempt                   3,960     145   7.32%      3,903     147  7.53%
     Total securities          80,719   2,611   6.47%     84,855   2,659  6.27%
Loans(3):
   Commercial                  69,556   3,334   9.67%     61,532   2,928  9.57%
   Real estate mortgage       124,876   5,022   8.04%    119,484   4,757  7.96%
   Instalment                  32,427   1,638  10.19%     19,247   1,054 11.01%
   Govt. guaranteed
    loans purchased             1,566      62   7.98%      2,012      80  8.00%
     Total loans              228,425  10,056   8.84%    202,275   8,819  8.74%
     Total earning assets     314,679  12,815   8.17%    294,423  11,672  7.94%
Allowance for loan losses      (2,513)                    (2,769)
Unrealized losses
 on securities                   (134)                      (121)
Cash and due from banks         9,786                      9,461
Premises and equipment          6,031                      5,967
Other assets                    4,232                      2,698
     Total assets            $332,081                   $309,659

LIABILITIES
Interest-bearing deposits:
   Interest-bearing
    demand deposits         $  36,923     516   2.82%   $ 28,749     345  2.41%
   Money market
    investment accounts        30,395     553   3.67%     35,354     634  3.61%
   Savings                     29,268     463   3.19%     29,125     469  3.24%
   Certificates of deposit
    and other time deposits   160,099   4,253   5.36%    142,762   3,802  5.36%
     Total interest-
      bearing deposits        256,685   5,785   4.54%    235,990   5,250  4.47%
Short-term borrowings          12,698     333   5.29%     12,324     318  5.19%
Long-term debt                  4,997     201   8.11%      5,717     232  8.16%
     Total interest-
      bearing liabilities     274,380   6,319   4.64%    254,031   5,800  4.59%
Noninterest bearing
 demand deposits               25,891                     24,381
Other liabilities               3,633                      3,445
     Total liabilities        203,904                    281,857
Shareholders' equity           28,177                     27,802
     Total liabilities and
       shareholders' equity  $332,081   6,319   4.05%(4)$309,659  5,800   3.96%(4)
Net interest income                   $ 6,496   4.12%           $ 5,872   3.98%
Adjustment to convert tax
  exempt securities and
  loans to a fully taxable
  equivalent basis using
  a marginal rate of 34%                $ 49                      $ 50

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

Noninterest Income

Noninterest income in the first six months of 1997 exceeded the prior year period by $292,000 or 40%. Nonrecurring noninterest income of $179,000 was realized on the sale of real estate acquired in 1996 in lieu of foreclosure. Security gains of $3,000 were realized in the first half of 1997 compared to no gain or loss for the same period in 1996.

Second quarter noninterest income exceeded the same period last year by $228,000 and as previously mentioned, was impacted by nonrecurring noninterest income of $179,000.

Service charges on deposit accounts represent the largest component of the first six months of 1997 recurring noninterest income, equaling 36% in 1997 and 33% in 1996. Service charges on deposit accounts in the first six months of 1997 increased by $62,000, or 26%, primarily due to the strong growth in a new interest-bearing checking account introduced in early 1996. Deposit growth, interest rate variables, and NSF charges have also affected service charge income in 1997. It is anticipated that throughout the remainder of 1997 the Company will experience additional deposit growth, generating even higher service charge income. Insurance commissions declined $39,000 in the first six months of 1997 compared to the same period last year. This decline represents the loss of year-end profit sharing programs from primary carriers due to claims experience, and to an overall lower level of premiums written. Trust income increased $13,000 over 1996, due to an increase in estate income and assets under management. The level of estate assets administered may cause trust income to fluctuate significantly from year to year.

(Dollars in thousands)
                                             1997                1996
                                                   Six                Six
                                      2nd Qtr    Months    2nd Qtr   Months
Insurance commissions                  $126     $  214      $155      $253
Trust fees                               56        113        50       100
Service charges on deposit accounts     157        304       126       242
Gains on sales of securities              -          -         -         -
Other income                            302        392        82       139
                                       $641     $1,023      $413      $734

Noninterest Expense

The largest component of noninterest expense is personnel expense. Personnel expenses increased in the first half of 1997 by $24,000, or 1%. Improvements in technology implemented in the past 18 months has enabled the Company to effectively control staffing levels. Normal staff salary adjustments and increased benefit costs have been incurred in both 1997 and 1996, including amounts accrued in connection with the employee performance incentive compensation plan. Personnel expenses in 1997 are not expected to change materially from 1996.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Deposit insurance premiums were $58,000 less in 1997 as compared to the same prior year period, due to an overall lower rate on which the insurance premium was calculated. Since the bank insurance fund reached a mandated funding level in 1995, the 1996 assessment rate for the Company's commercial bank was reduced to the $2,000 per year minimum level permissible, but in 1997 has increased to 1.29 cents per $100 of deposits.

Through the year 1999, thrift institutions will pay approximately five times higher assessment rates than commercial banks (6.44 cents versus 1.29 cents per $100 of deposits), but this is a significant reduction from the 23 cents per $100 of deposits assessed prior to September 30, 1996. After the period ending in 1999, commercial banks and thrifts will pay the same assessment rate of 2.43 cents per $100 of deposits. Based on current deposit levels and projected growth, Regional Bank will save approximately $540,000 in the three year period through 1999, due to the lower assessment rate.

(Dollars in thousands)                      1997                1996
                                                 Six                 Six
                                     2nd Qtr    Months    2nd Qtr   Months
Salaries and employee benefits       $1,166     $2,284    $1,146    $2,260
Premises and equipment expenses         388        778       377       759
Professional  fees                       53        106        58       109
Amortization of core
 deposit intangibles                      8         16         9        18
Deposit insurance/
 supervisory assessment                  34         69        64       127
Stationery, printing, supplies           91        172        82       149
Insurance                                27         52        28        58
Postage                                  46         95        47        99
Other operating expenses                277        532       234       468
                                     $2,090     $4,104    $2,045    $4,047

Income Taxes

The effective tax rate for the first six months was 40% for both 1997 and 1996. The Company and its subsidiaries will file consolidated income tax returns for 1997.

Financial Condition

Total average assets in 1997 increased $22,422,000 over the prior year. June 30, 1997 total assets increased to $337,583,000 from $328,346,000 at December 31, 1996.

Total average loans have increased $26,150,000 or 13% and average instalment loans have increased $13,180,000 or 68% as compared to last year. Average loans represent approximately 69% of average assets in the first six months of 1997 compared to 65% in 1996 for the same period. Management intends to continue it's emphasis on loan growth throughout the remainder of 1997. Securities maturities and repayments have been used to fund loan growth in 1997.

Average earning assets represented 95% of average total assets for the first six months of 1997 and 1996.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Average noninterest-bearing deposits at June 30, 1997 increased 6% in 1997 compared to June 30, 1996. Average interest-bearing deposits increased $20,695,000 or 9% at June 30, 1997 compared to the same date in 1996. Average interest-bearing demand deposits increased $8,174,000 since June 30, 1996, primarily due to the success of a new interest-bearing checking account introduced early in 1996. Average savings accounts have remained stable since June 30, 1996. Average money market investment accounts decreased $4,959,000 or 14% as compared to the prior year due to the shifting of funds to the new interest-bearing demand deposit. Average certificates of deposit and other time deposits increased approximately $17,337,000 at June 30, 1997 compared to the prior year.

Long-term debt is primarily the Company's loan for the purchase of Regional Bank and is secured by the capital stock of the Company's subsidiaries. Interest adjusts quarterly to the lender's prime rate, less 25 basis points. The Company believes it has complied with all terms and covenants of the loan agreement. A principal payment of $375,000 was paid on June 30, 1997 and the balance of the loan is due December 31, 1997. Prior to that time, the Company intends to negotiate the refinancing of its long-term borrowing needs.

Shareholders' equity was $29,111,000 on June 30, 1997 compared to $26,906,000 on June 30, 1996. Book value per common share increased to $23.27 or 10% from $21.11 at June 30, 1996 The unrealized gain on securities available for sale, net of taxes, totaled $96,000 or $.07 per share at June 30, 1997 compared to an unrealized loss of $582,000 or $.47 at June 30, 1996. Excluding the net unrealized gains and losses on securities available for sale, book value per share was $23.20 at June 30, 1997, or an increase of 8% over the comparable book value at quarter end 1996. The Company redeemed $1,000,000 of its preferred stock in March 1996, $500,000 in June 1996 and the remainder in September, 1996. Commencing October 1, 1996 all earnings accrue solely to the common shareholders.

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

Total loans increased $18,603,000 or 8% since December 31, 1996 primarily reflecting the expansion of the consumer loan portfolio and management's emphasis on indirect automobile financing which began in late 1995 and has continued to the present. Total loans increased $31,009,000 or 15%, since June 30, 1996 and consumer loans increased $14,386,000 or 67% since that same date. The Company's emphasis on increasing consumer loans provides greater diversification within the portfolio and generate higher yields than residential real estate loans. Although the Company limits its exposure to long-term, fixed-rate, residential mortgage loans and

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

generally observes 20% minimum downpayment guidelines, it does take applications for both fixed rate loans and loans with little or no downpayment for a noncompeting mortgage lender. This program assisted the Company in serving all segments of the community without incurring unacceptable levels of credit exposure or interest rate risk. This activity provides fee income.

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

Net recoveries were $4,000 at June 30, 1997 compared to net chargeoffs of $7,000 on June 30, 1996. As a percentage of average loans, net chargeoffs (recoveries) equaled less than .01% respectively for June 30, 1997 and 1996. In prior periods, the Company has historically outperformed its peer group's net loan loss average. Although peer group data for the second quarter of 1997 is not yet available, that trend should continue.

In the second quarter of 1997, a single piece of foreclosed real estate held by the Company since December 1996 was sold for a gain of $179,000.

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

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least monthly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and the amount and composition of growth expectations. The allowance for loan losses as of June 30, 1997, is considered adequate by management.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Summary of Allowance for Loan Losses
(Dollars in thousands)
                                                           1997     Year ended
                                                           thru     December 31,
                                                         June 30        1996
Balance at beginning of period                            $2,506      $2,754
Chargeoffs:
   Commercial                                                 17         352
   Real-estate mortgage                                       30           -
   Consumer                                                   78         104
      Total chargeoffs                                       125         456
Recoveries:
   Commercial                                                  2          33
   Real-estate mortgage                                       94           1
   Consumer                                                   33          24
      Total recoveries                                       129          58
Net chargeoffs (recoveries)                                   (4)        398
Provision for loan losses                                    125         150
Balance at end of period                                  $2,635      $2,506

Ratio of net chargeoffs to average loans
   outstanding during the period                             N/A         .19%
Ratio of provision for loan losses to average
   loans outstanding during the period                      .05%         .07%
Ratio of allowance to total loans at
   end of period                                           1.11%        1.14%

Allocation of the Allowance for Loan Losses
(Dollars in thousands)
                                   June 30, 1997            December 31, 1996
                                          % of loans               % of loans
                                         in category              in category
                                Amount  to total loans   Amount  to total loans
Real estate:
   Residential                  $  135        49%        $  144        50%
   Farm real estate                 14        12             13        12
   Commercial                      285        11            313        13
   Construction and development     63         2             71         3
      Total real estate            497        74            541        78
Commercial:
   Agribusiness                    148         5            151         5
   Other commercial                208         6            203         4
      Total commercial             356        11            354         9
Consumer                           286        15            207        13
Unallocated                      1,496         -          1,404         -
      Total                     $2,635       100%        $2,506       100%

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

All investment securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. A net unrealized gain of $96,000 was recorded to adjust the AFS portfolio to current market value at June 30, 1997, compared to a net unrealized loss of $582,000 at June 30, 1996.

At June 30, 1997, the tax equivalent yield of the investment securities portfolio was 6.53%, representing an increase from 6.36% at June 30, 1996.

Variable rate securities comprised 49% of the total portfolio on June 30, 1997 compared to 48% on June 30, 1996. The weighted average repriceable life of the portfolio at quarter end was 2.20 years in 1997 compared to
2.00 years in 1996.

Sources of Funds

The Company relies primarily on customer deposits and securities sold under repurchase agreements, along with shareholders' equity to fund earning assets. On an infrequent basis, Federal Home Loan Bank ("FHLB") advances are used to provide additional funds.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits were 90% and 88% of total earning assets at June 30, 1997 and 1996 respectively. Total interest-bearing deposits averaged 91% of average total deposits at June 30, 1997 and 1996. Management is continuing efforts to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

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

Average short-term borrowings increased 3% at June 30, 1997 compared to June 30, 1996.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

On June 30, 1997 a $375,000 principal payment on long-term debt was made and on December 31, 1997, the remaining balance is due. Prior to that time, the Company intends to negotiate the refinancing of its long-term borrowing needs.

Capital Resources

Common shareholders' equity increased $2,705,000 to $29,111,000 at June 30, 1997 as compared to June 30, 1996. Total shareholders' equity increased by $2,205,000 after the redemption of $1,500,000 of preferred stock in 1996. All of the preferred shares have now been redeemed.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items. The Company's core capital ("tier 1") consists of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the allowance for credit losses. At June 30, 1997, tier 1 capital to total assets was 8.50%. Total capital to risk-adjusted assets was 14.73%. Both ratios substantially exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

Shareholders' equity is impacted by the Company's decision to categorize its entire securities portfolio as AFS under accounting rules adopted January 1, 1994. Securities in this category are carried at fair value, and shareholders' equity is adjusted to reflect unrealized gains and losses, net of taxes.

The Company declared and paid common dividends of $.25 per share in the second quarter of 1997 and $.20 for the same quarter in 1996. Common dividends declared and paid year-to-date total $.48 and $.40 per share respectively for 1997 and 1996. Book value per common share increased to $23.27 from $21.11 in 1996. The net adjustment for AFS securities increased book value by $.07 at June 30, 1997 and decreased book value by $.47 at June 30, 1996. Depending on market conditions, the adjustment for AFS securities can cause significant fluctuations in equity. The dividend payment rate on preferred stock was 6.34% in 1996.

Liquidity

Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets, and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, loans and securities maturing within one year, and money market instruments. In addition, the Company holds $72,648,000 of AFS securities maturing after one year which can be sold to meet liquidity needs.

Liquidity is supported by maintaining a relatively stable funding base, which is achieved by diversifying funding sources, extending the contractual maturity of liabilities, and limiting reliance on volatile short-term purchased funds. Short-term funding needs can arise from declines in deposits or other funding sources, drawdowns of loan commitments and requests for new loans. The Company's strategy is to fund

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

assets to the maximum extent possible with core deposits, which provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 90% and 88% of total earning assets at June 30, 1997 and 1996 respectively.

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. The Company has not received any recommendations from regulatory authorities which would materially affect liquidity, capital resources or operations.

Interest Rate Risk

At June 30, 1997 the Company held approximately $174,911,000 in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons. The Company's interest rate sensitivity analysis at June 30, 1997 appears below. Core deposits are distributed or spread among the various repricing categories based upon historical patterns of repricing which are reviewed periodically by management. The assumptions regarding these repricing characteristics greatly influence conclusions regarding interest sensitivity. Management believes its assumptions regarding these liabilities are reasonable.

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

Rate Sensitivity Analysis at June 30, 1997
(Dollars in thousands)
                                            Maturing or Repricing
                                                                      Over 3 -
                                 3 Months     1 Year      3 Years     5 Years
Rate-sensitive assets           $  92,396    $ 82,515    $ 40,752    $ 40,211
Rate-sensitive liabilities        101,779      95,881      48,934      22,238
Rate sensitivity gap (assets
   less liabilities)            $  (9,383)   $(13,366)   $( 8,182)   $ 17,973
Rate sensitivity gap
 (cumulative)                   $ ( 9,383)   $(22,749)   $(30,931)   $(25,958)
Percent of total assets
 (cumulative)                       (2.8%)      (6.7%)      (9.2%)      (3.8%)
Rate-sensitive assets/
 liabilities (cumulative)           90.8%       88.5%       87.5%       95.2%

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

Accounting Changes

Statement of Financial Accounting Standard ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are considered secured borrowings.

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

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

SFAS No. 128, Earnings Per Share, is effective for the Company's 1997 annual financial statements. This statement simplifies the calculations of earnings per share. The Company does not expect the new disclosure for basic earnings per share will be different from primary earnings per share as currently calculated and disclosed. Additional disclosures related to the potential dilution that could occur from unexercised stock options will not affect the Company since it currently has no stock options plans.

                          INDIANA UNITED BANCORP

                                 FORM 10-Q

                        PART II.  OTHER INFORMATION

                 Item 6.  Exhibits and Reports on Form 8-K



a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

       20: Report to Shareholders - Second Quarter, 1997 and furnished to Registrant's shareholders is attached to this Form 10-Q.

       27:  Financial Data Schedule (electronic filing only)

b) The Company filed a Form 8-K as of June 2, 1997, disclosing a proposed transaction whereby the Company would acquire all of the outstanding stock of P.T.C. Bancorp in Brookville, Indiana in a transaction viewed as a merger of equals.

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

                                             INDIANA UNITED BANCORP





August 11, 1997                              By: /s/Robert E. Hoptry
                                                 Robert E. Hoptry
                                                 Chairman and President




August 11, 1997                              By: /s/Jay B. Fager
                                                 Jay B. Fager
                                                 Chief Financial Officer,
                                                 Treasurer and Principal
                                                 Accounting Officer

                          INDIANA UNITED BANCORP

                                 FORM 10-Q

                               EXHIBIT INDEX

Exhibit                                                             Page

20        Report to Shareholders - Second Quarter, 1997 and         26-27
          furnished to Registrant's shareholders is attached

27        Financial   Data  Schedule  (electronic   filing   only)