Form 10-Q
period 1997-09-30
INDIANA UNITED BANCORP
filed 1997-11-12
CIK 720002

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED               SEPTEMBER 30, 1997

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

     As of September 30, 1997 there were outstanding 1,250,897 shares, without par value of the registrant.

                          INDIANA UNITED BANCORP

                                 FORM 10-Q

                                   INDEX

                                                                      Page
                                                                       No.
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheet                       3

              Consolidated Condensed Statement of Income                 4

              Consolidated Condensed Statement of Changes in
                 Shareholders' Equity                                    5

              Consolidated Condensed Statement of Cash Flows             6

              Notes to Consolidated Condensed Financial Statements     7-8

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    9-19

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                          20

        Signatures                                                      21

        Exhibit Index                                                   22

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

                      PART I.  FINANCIAL INFORMATION
                       Item 1.  Financial Statements
                   CONSOLIDATED CONDENSED BALANCE SHEET
                                (Unaudited)
                          (Dollars in thousands)

                                                     Sep 30,       Dec 31,
                                                       1997          1996
Assets
   Cash and due from banks                         $ 10,464      $ 13,236
   Interest-bearing demand deposits                      74            60
   Federal funds sold                                 7,300         5,900
     Cash and cash equivalents                       17,838        19,196
   Short-term investments                                 0           100
   Securities available for sale                     71,422        81,187
   Loans                                            244,237       219,483
   Less: Allowance for loan losses                    2,670         2,506
      Net loans                                     241,567       216,977
   Premises and equipment                             6,355         5,919
   Federal Home Loan Bank stock                       1,138         1,138
   Core deposit intangibles                              83           106
   Accrued interest receivable                        2,186         1,952
   Other real estate                                      -         1,000
   Other assets                                       1,462           771
       Total assets                                $342,051      $328,346

Liabilities
   Deposits:
     Non-interest bearing                          $ 25,263      $ 29,001
     Interest bearing                               260,497       247,401
       Total deposits                               285,760       276,402
   Short-term borrowings                             17,885        15,683
   Long-term debt                                     4,625         5,000
   Accrued interest payable                           1,404         1,272
   Other liabilities                                  2,293         2,240
       Total liabilities                            311,967       300,597
Shareholders' equity
   Preferred stock
     Authorized-400,000 shares
     Issued and outstanding-None                          -             -
   Common stock $1 stated value:
     Authorized--3,000,000 shares
     Issued and outstanding--1,250,897 shares         1,251         1,251
   Paid-in surplus                                   10,677        10,677
   Valuation adjustment-Securities AFS                  487            95
   Retained earnings                                 17,669        15,726
       Total shareholders' equity                    30,084        27,749
       Total liabilities and shareholders' equity  $342,051      $328,346

See notes to consolidated condensed financial statements.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q
                CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                (Unaudited)
                          (Dollars in thousands)

                                      Three months ended     Nine months ended
                                         September 30,         September 30,
                                        1997       1996       1997       1996
Interest income:
   Loans, including fees              $5,332     $4,639    $15,388    $13,458
   Investment securities:
     Taxable                           1,150      1,323      3,616      3,835
     Tax-exempt                           46         44        143        141
   Federal funds sold                    104         62        250        247
   Interest-bearing deposits               0          2          1         11
       Total interest income           6,632      6,070     19,398     17,692
Interest expense:
   Deposits                            3,048      2,775      8,832      8,025
   Short-term borrowings                 177        182        510        500
   Long-term debt                         95        111        297        343
       Total interest expense          3,320      3,068      9,639      8,868
Net interest income                    3,312      3,002      9,759      8,824
   Provision for loan losses              58         30        183         90
Net interest income after provision
   for loan losses                     3,254      2,972      9,576      8,734
Noninterest income:
   Securities losses                     (83)         -        (80)         -
   Other operating income                426        359      1,450      1,093
       Total noninterest income          343        359      1,370      1,093
Noninterest expense                    2,097      2,562      6,201      6,608
Income before income tax               1,500        769      4,745      3,219
   Income tax expense                    594        451      1,877      1,420
Net income                            $  906     $  318    $ 2,868    $ 1,799

Per common share:
   Net income                          $0.72      $0.25      $2.29      $1.40
   Cash dividends declared              0.26       0.21       0.74       0.61
Average common shares outstanding  1,250,897  1,250,897  1,250,897  1,250,897

See notes to consolidated condensed financial statements.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

    CONSOLIDATED CONDENSED STATEMENT OF CHANGES TO SHAREHOLDERS' EQUITY
                                (Unaudited)
                          (Dollars in thousands)

                                                        1997        1996
Balance, January 1                                    $27,749     $28,245
Net income                                              2,868       1,799
Net change in unrealized gains (losses)
   on securities available for sale                       392        (493)
Redemption of preferred stock                               -      (2,000)
Cash dividends:
   Preferred stock                                          -         (50)
   Common stock                                          (925)       (763)
Balance, September 30                                 $30,084     $26,738

See notes to consolidated condensed financial statements.

                    INDIANA UNITED BANCORP
                                 FORM 10-Q

              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                (Unaudited)
                          (Dollars in thousands)

                                                         Nine months ended
                                                            September 30
                                                          1997       1996
Cash flows from operating activities:
   Net income                                          $ 2,868    $ 1,799
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                            183         90
      Depreciation and amortization                        537        495
      Premiums and discounts amortization
        on investment securities                            42         81
      Amortization of loan and deposit
        fair value adjustments                              79         76
      Amortization and reduction of
        core deposit intangibles                            23         27
      Securities losses                                     80          -
      Net change in
         Income receivable                                (234)      (139)
         Interest payable                                  132        (68)
      Other adjustments                                    186       (705)
        Net cash provided by operating activities        3,896      1,656

Cash flows from investing activities:
   Net change in short-term investments                     86      5,035
   Purchases of securities available for sale           (2,376)   (15,717)
   Proceeds from maturities and paydowns
     of securities available for sale                   10,106     11,326
   Proceeds from sales of securities
     available for sale                                  2,035          -
   Net change in loans                                 (24,754)   (13,674)
   Purchases of premises and equipment                    (973)      (396)
   Proceeds from other real estate                       1,000         45
   Other investment activities                            (638)      (141)
      Net cash used by
        investing activities                           (15,514)   (13,522)

Cash flows from financing activities:
   Net change in:
     Noninterest bearing, NOW, money market
       and savings deposits                             (1,550)    (6,923)
     Certificates of deposit                            10,908     15,608
     Short-term borrowings                               2,202      1,538
   Payments on long-term debt                             (375)      (500)
   Redemption of preferred stock                             -     (2,000)
   Cash dividends                                         (925)      (814)
      Net cash provided by financing activities         10,260      6,909
Net decrease in cash and cash equivalents               (1,358)    (4,957)
Cash and cash equivalents, beginning of period          19,196     18,929
Cash and cash equivalents, end of period               $17,838    $13,972

See notes to consolidated condensed financial statements.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (Table dollars amounts in thousands)

NOTE 1.

The significant accounting policies followed by Indiana United Bancorp ("Company") and its subsidiaries, Union Bank and Trust Company of Indiana ("Union Bank") and Regional Federal Savings Bank ("Regional Bank") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of those expected for the remainder of the year.

NOTE 2:

On October 8, 1997, the Company signed a definitive agreement to acquire P.T.C. Bancorp ("PTC"), Brookville, Indiana in a proposed transaction viewed as a merger of equals with the combined entity retaining the name of Indiana United Bancorp. The definitive agreement provides that PTC shareholders (including option holders) will receive 1.075 shares of Company common stock in exchange for each share owned or option held of PTC common stock.

The consolidated company will hold assets totaling almost $650 million and will have market capitalization of more than $100 million based upon current market values. Upon completion of the merger, Indiana United Bancorp will operate 29 offices in 12 counties throughout the eastern and southern regions of Indiana.

The proposed transaction is subject to various regulatory approvals and the approval of the shareholders of both organizations. It is expected that the transaction will be accounted for as a "pooling of interests".
Although the Company anticipates that the merger will be consummated during the first quarter of 1998, there can be no assurance that the transaction will be completed.

Note 3:

The Company is in process of preparing a registration statement to be filed with the Securities and Exchange Commission ("SEC") for the purpose of issuing $18,500,000 Cumulative Trust Preferred Securities ("Preferred Securities"). The Preferred Securities will represent undivided beneficial interests in the assets of a statutory business trust being established by the Company. The Company will acquire all the common securities of the business trust. The assets of the business trust will consist solely of Subordinated Debentures issued by the Company and purchased with the proceeds from the issuance of the Preferred Securities. The Company will guarantee the payment of the Preferred Securities.

Under the risk-based guideline established by the Federal Reserve, a portion of the proceeds from the sale of Preferred Securities are expected to qualify as Tier 1 or core capital. These guidelines provide that the Preferred Securities cannot exceed 25% of total Tier 1 capital of the Company, however; the amount in excess of the 25% limitation will constitute Tier 2, or supplementary capital.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

For financial reporting purposes, the business trust will be treated as a wholly owned subsidiary of the Company and the accounts of the business trust will be included in the consolidated financial statements of the Company. The Preferred Securities will be presented as a separate line item in the consolidated balance sheet and interest on the Preferred Securities will be recorded as an expense in the consolidated statement of income. In addition, appropriate disclosures in the footnotes to the consolidated financial statements describing the Preferred Securities, Subordinated Debentures, business trust and the guarantee will be presented.

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

Recent Developments

PTC Merger

On October 8, 1997, the Company signed a definitive agreement to acquire P.T.C. Bancorp ("PTC"), Brookville, Indiana in a proposed transaction viewed as a merger of equals, with the combined entity retaining the name of Indiana United Bancorp. The definitive agreement provides that PTC shareholders (including option holders) will receive 1.075 shares of Company common stock in exchange for each share owned or option held of PTC common stock.

The consolidated company will hold assets totaling almost $650 million and will have market capitalization of more than $100 million based upon current market values. Upon completion of the merger, Indiana United Bancorp will operate 29 offices in 12 counties throughout the eastern and southern regions of Indiana.

The proposed transaction is subject to various regulatory approvals and the approval of the shareholders of both organizations. It is expected that the transaction will be accounted for as a "pooling of interests".
Although the Company anticipates that the merger will be consummated during the first quarter of 1998, there can be no assurance that the transaction will be completed.

Proposed Issuance of Cumulative Trust Preferred Securities

The Company is in process of preparing a registration statement to be filed with the SEC for the purpose of issuing $18,500,000 Cumulative Trust Preferred Securities ("Preferred Securities"). The Preferred Securities will represent undivided beneficial interests in the assets of a statutory business trust being established by the Company. The Company will acquire all the common securities of the business trust. The assets of the business trust will consist solely of Subordinated Debentures issued by the Company and purchased with the proceeds from the issuance of the Preferred Securities. The Company will guarantee the payment of the Preferred Securities.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Under the risk-based guideline established by the Federal Reserve, proceeds from the sale of Preferred Securities are expected to qualify as Tier 1 or core capital. These guidelines provide that the Preferred Securities cannot exceed 25% of total Tier 1 capital of the Company, however; the amount in excess of the 25% limitation will constitute Tier 2, or supplementary capital.

The net proceeds to be received by the Company from these transactions will be used for financing growth, which may include branch acquisitions, the establishment of de novo branches and/or acquisitions of other financial institutions. In addition, a portion of the proceeds may be used for general corporate purposes, including investments in or advances to Union Bank and/or Regional Bank and/or, following the completion of the PTC Merger, People's Trust. Pending any such use, the net proceeds may be invested in short-to-medium-term investments

Facilities and Technology

In an effort to make its services more accessible and convenient, the Company intends to relocate the Grantline Branch of Regional Bank. Construction of the new facility is currently in progress, and should be completed in the fourth quarter of 1997. The Company is also considering the relocation of certain Union Bank branches. These potential changes will increase visibility, enhance drive-thru banking and ATM accessibility, and improve ingress and egress.

During 1996, many technological improvements were initiated. Certain of these improvements, such as upgrading communication lines, have provided faster response time for customer transactions. Others represent capital investments, which allow the Company to continue to effectively compete within financial services industry that is becoming increasingly dependent upon technology. In 1997, several hundred thousand dollars is being invested in additional technology enhancements, such as an automated voice response information system, additional ATMs, laser printed deposit statements, optical disk storage, and an increase in the power and memory of the AS400 computer system which will allow for improved efficiency in the management of computer resources.

Results of Operations

Summary. Earnings for the third quarter of 1997 increased 185% to $906,000 compared to the same quarter of 1996. Earnings for the first nine months of 1997 increased 59% to $2,868,000 compared to the same period in 1996.

Legislation enacted on September 30, 1996 together with companion legislation enacted earlier in the quarter resulted in a $474,000 reduction in 1996 net income for the three-month and nine-month periods ended September 30, 1996. The legislation required a special assessment on thrift institutions, based on March 1995 deposit levels, in order to recapitalize the Savings Association Insurance Fund ("SAIF"), resulting in a pre-tax charge of $545,000. Additionally, a tax advantage thrift institutions enjoyed in the calculation of allowable tax bad debt reserves was eliminated, granting forgiveness of any tax liability prior to 1987, but resulting in an income tax expense of $145,000 on the bad debt reserve recapture since January 1, 1987.

Before the nonrecurring charges, net income for the first nine months of 1996 would have been $2,273,000 and earnings for the third quarter would
have been $792,000.   Compared with adjusted 1996 income, earnings for the
third quarter of 1997 increased 14% and year-to-date earnings increased
26%.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Noninterest income in 1997 reflects approximately $179,000 of nonrecurring income from the sale of other real estate owned. Insurance commissions in 1997 declined due mainly to lower levels of profit sharing income based on claims experience. Trust income and service charge income for 1997 increased over the prior year period. Noninterest expense reflects increased salaries and employee benefits and reduced Federal Deposit Insurance Corporation ("FDIC") assessments (excluding the special 1996 assessment) due to a lower assessment rate.

Net income per common share for the third quarter equaled $.72 in 1997, compared to $.25 in 1996. Per share earnings for the first nine months of 1997 and 1996 were $2.29 and $1.40 respectively. Net income for 1996 was reduced by $.38 per common share due to the nonrecurring charges for the special SAIF assessment and expense related to the tax law change. Excluding the nonrecurring charges, net income per common share for the third quarter of 1996 would have equaled $.63 and nine-month net income per common share would have equaled $1.78.

The Company's return on average total assets for the third quarter was 1.06% in 1997, and .40% in 1996. Year-to-date return on average total assets was 1.14% and 0.77% for 1997 and 1996. Before the nonrecurring charges, return on average assets in 1996 would have been .99% for the third quarter and .97% year-to-date.

Return on average common shareholders' equity for the third quarter was 12.17% in 1997 and 4.66% in 1996. Year-to-date return on average shareholders' equity was 13.39% and 8.82% for 1997 and 1996. Without the nonrecurring charges, return on average common shareholders' equity in 1996 would have been 11.69% for the third quarter and 11.21% year-to-date.

Net Interest Income

The volume and yield of earning assets and the cost of interest-bearing liabilities influence net interest income. Net interest margin reflects the mix of interest-bearing and noninterest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Third quarter net interest income of $3,312,000 in 1997 increased 10% from $3,002,000 in 1996. The first nine months of net interest income increased by $935,000 or 11% over the same period in 1996.

Throughout 1996 and the current year, the Company has employed a deposit-pricing strategy focused on retaining and attracting lower cost short-to-moderate term funds. Management correctly anticipated a relatively flat rate environment throughout 1996 and thus far into 1997. The Company believes this strategy greatly enhanced 1996 net interest income and has had a positive effect on the first nine months of 1997 earnings, even though interest rates have increased slightly since year-end 1996. In the first nine months of 1997, the Company increased its net interest margin to 4.13% or 15 basis points over the same period last year.

Provision for Loan Losses

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Possible Loan Losses".

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Noninterest Income

Noninterest income in the first nine months of 1997 exceeded the prior year period by $277,000 or 25%. Nonrecurring noninterest income of $179,000 was realized on the sale of real estate acquired in 1996 in lieu of foreclosure. Net security losses of $80,000 were realized in the first nine months of 1997 compared to no gain or loss for the same period in 1996. Third quarter noninterest income declined from the same period last year by $16,000 primarily as a result of securities losses of $83,000 during the third quarter of 1997.

Service charges on deposit accounts represent the largest component of the first nine months of 1997 recurring noninterest income, equaling 32% in 1997 and 35% in 1996. Service charges on deposit accounts in the first nine months of 1997 increased by $84,000, or 22%, primarily due to the strong growth in a new interest-bearing checking account introduced in early 1996. Deposit growth, interest rate variables, and NSF charges have also affected service charge income in 1997. It is anticipated that throughout the remainder of 1997 the Company will experience additional deposit growth, generating even higher service charge income. Insurance commissions declined $27,000 in the first nine months of 1997 compared to the same period last year. This decline represents the loss of year-end profit sharing programs from primary carriers due to poor claims experience and to a lower volume of business. Trust income increased $19,000 over 1996 due to an increase in estate income and assets under management. The level of estate assets administered may cause trust income to fluctuate significantly from year to year.

(Dollars in thousands)
                                             1997                1996
                                                  Nine                Nine
                                       3rd Qtr   Months    3rd Qtr   Months
Insurance commissions                    $102    $  316      $ 90    $  343
Trust fees                                 56       169        50       150
Service charges on deposit accounts       157       462       136       378
Loss on sales of securities               (83)      (80)        -         -
Other income                              111       503        83       222
                                         $343    $1,370      $359    $1,093

Noninterest Expense

The largest component of noninterest expense is personnel expense. Personnel expenses increased in the first nine months of 1997 by $105,000, or 3%. Improvements in technology implemented in the past 21 months has enabled the Company to effectively control staffing levels during the periods presented. Normal staff salary adjustments and increased benefit costs have been incurred in both 1997 and 1996. Both periods include amounts accrued in connection with the employee performance incentive compensation plan. Personnel expenses in 1997 are not expected to change materially from 1996.

The 1997 omnibus-spending package enacted on September 30, 1996 required the thrift industry to recapitalize SAIF with a one-time assessment, based on March 31, 1995 deposits, and delayed a pro rata sharing of the Financing Corp. bond interest payments for three years. The one-time assessment imposed on Regional Bank equaled approximately $545,000 and reduced 1996 third quarter earnings.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Deposit insurance premiums (excluding the $545,000 special assessment in 1996) were $87,000 less in 1997 compared to the same prior year period due to an overall lower rate on which the insurance premium was calculated. Since the bank insurance fund reached a mandated funding level in 1995, the 1996 assessment rate for the Company's commercial bank was reduced to the $2,000 per year minimum level permissible increasing to 1.29 cents per $100 of deposits in 1997.

Through the year 1999, thrift institutions will pay approximately five times higher assessment rates than commercial banks (6.44 cents versus 1.29 cents per $100 of deposits), but this is a significant reduction from the 23 cents per $100 of deposits assessed prior to September 30, 1996. Commencing in the year 2000, commercial banks and thrifts will pay the same assessment rate of 2.43 cents per $100 of deposits. Based on current deposit levels and projected growth, Regional Bank will save approximately $540,000 in the three-year period through 1999 due to the lower assessment rate.

(Dollars in thousands)                           1997               1996
                                                     Nine               Nine
                                          3rd Qtr   Months   3rd Qtr   Months
Salaries and employee benefits             $1,198   $3,483    $1,118   $3,378
Premises and equipment expenses               390    1,168       365    1,124
Professional fees                              55      161        54      163
Amortization of core deposit intangibles        7       23         9       27
Deposit insurance/supervisory assessment       35      104        63      191
FDIC special assessment                         -        -       545      545
Stationery, printing, supplies                 86      259        73      222
Insurance                                      25       77        22       80
Postage                                        43      138        41      140
Other operating expenses                      258      788       272      738
                                           $2,097   $6,201    $2,562   $6,608

Income Taxes

In August 1996, President Clinton signed into law the Small Business Job Protection Act of 1996. Included within that tax legislation was the repeal of certain bad debt provisions applicable to thrifts. The percent-of-taxable-income method for computing additions to the thrift tax bad debt reserves for years beginning after December 31, 1995 was eliminated. The bill also required that thrift institutions recapture all or a portion of their tax bad debt reserves added since December 31, 1987. Accordingly, the Company recorded a $145,000 income tax expense in the third quarter of 1996 related to the tax bad debt reserve recapture for Regional Bank. The unrecaptured base year reserve at December 31, 1987 will not be subject to recapture as long as the institution continues to carry on the business of banking.

The effective tax rate (excluding the aforementioned bad debt reserve recapture) for the first nine months was approximately 40% for both 1997 and 1996. The Company and its subsidiaries will file consolidated income tax returns for 1997.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Financial Condition

Total assets at September 30, 1997 increased $13,705,000 to $342,051,000 from $328,346,000 at December 31, 1996.

Total average loans for the first nine months of 1997 have increased $27,210,000 or 13% and average instalment loans have increased $14,569,000 or 70% compared to the same period in 1996. Average loans represent approximately 69% of average assets in the first nine months of 1997 compared to 66% for the same period in 1996. Management intends to continue to emphasize loan growth throughout the remainder of 1997. Securities maturities and increased deposits have been used to fund loan growth in 1997.

Average earning assets represented 95% of average total assets for the first nine months of 1997 and 1996.

Average noninterest-bearing deposits for the first nine months of 1997 increased 7% compared to the same period in 1996. Average interest-bearing deposits increased $19,721,000 or 8% for the 1997 period compared to 1996. Average interest-bearing demand deposits increased $10,098,000 for the nine months in 1997 compared to 1996, primarily due to the success of a new interest-bearing checking account introduced early in 1996. Average savings accounts have decreased slightly for the 1997 period compared to 1996. Average money market investment accounts decreased $5,437,000 or 15% compared to the prior year due to the shifting of funds to the new interest-bearing demand deposit. Average certificates of deposit and other time deposits increased approximately $15,501,000 for the nine months in 1997 compared to the prior year period.

Long-term debt is primarily the balance of the Company's loan for the purchase of Regional Bank. A principal payment of $375,000 was paid on June 30, 1997. During the third quarter of 1997, the Company negotiated the refinancing of the balance of its outstanding debt of $4,625,000, which was originally due December 31, 1997. The new note will mature on July 1, 2002 and requires a principal payment of $125,000 on January 1, 1998 and $500,000 semiannual payments thereafter on July 1 and January 1 until maturity. Interest will be paid quarterly. The loan shall bear interest at a rate equal to the lender's prime rate, less 25 basis points and at the Company's option, all or any portion of the outstanding balance may bear interest at a fixed rate equal to 150 basis points above
LIBOR for one, two, three, six or twelve month interest periods. The loan is secured by the capital stock of the Company's subsidiaries and the loan agreement contains restrictions on debt, guarantees and mergers, in addition to other affirmative and negative covenants. The Company believes it has complied with all terms and covenants of the loan agreement.

Shareholders' equity was $30,084,000 on September 30, 1997 compared to $27,749,000 at year-end 1996. Book value per common share increased to $24.05 or 8% from $22.18 at December 31, 1996 The unrealized gain on securities available for sale, net of taxes, totaled $487,000 or $.39 per share at September 30, 1997 compared to an unrealized gain of $95,000 or $.07 at year end 1996. Excluding the net unrealized gains on securities available for sale, book value per share was $23.66 at September 30, 1997 or an increase of 7% over the comparable book value at year end 1996. The Company redeemed $1,000,000 of its preferred stock in March 1996, $500,000 in June 1996 and the remainder in September 1996. Commencing October 1, 1996 all earnings accrue solely to the common shareholders.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Loans, Credit Risk and the Allowance and Provision for Possible Loan Losses

Total loans increased $24,754,000 or 11% since December 31, 1996 primarily reflecting the expansion of the consumer loan portfolio and management's emphasis on indirect automobile financing, which began in late 1995 and has continued to the present. Consumer loans increased to $42,340,000 or 54% since December 31,1996. The Company's emphasis on increasing consumer loans provides greater diversification within the portfolio and generates higher yields than residential real estate loans.

Net chargeoffs were $19,000 at September 30, 1997 compared to net chargeoffs of $21,000 at September 30, 1996. As a percentage of average loans, net chargeoffs equaled .01% respectively for September 30, 1997 and 1996. In prior periods, the Company has historically outperformed its peer group's net loan loss average. Although peer group data for the third quarter of 1997 is not yet available, that trend should continue.

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least monthly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and the amount and composition of growth expectations. The allowance for loan losses as of September 30, 1997 is considered adequate by management.

                   Summary of Allowance for Loan Losses

(Dollars in thousands)                           1997        Year ended
                                               Through       December 31,
                                                Sep 30           1996
Balance at beginning of period                  $2,506          $2,754
Chargeoffs                                        (189)           (456)
Recoveries                                         170              58
   Provision for loan losses                       183             150
Balance at end of period                        $2,670          $2,506

Ratio of net chargeoffs to average loans
   outstanding during the period                   .01%            .19%
Ratio of provision for loan losses to average
   loans outstanding during the period             .08%            .07%
Ratio of allowance to total loans at
   end of period                                  1.09%           1.14%

Investment Securities

The Company's investment policy prohibits trading activities and does not allow investment in high-risk derivative products or junk bonds. All investment securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. A net unrealized gain of $815,000 was recorded to adjust the AFS portfolio to current market value at September 30, 1997 compared to a net unrealized gain of $167,000 at December 31, 1996.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

At September 30, 1997, the tax equivalent yield of the investment securities portfolio was 6.60%, compared to 6.45% at December 31, 1996.

Variable rate securities comprised 49% of the total portfolio on September 30, 1997 compared to 50% on December 31, 1996. The weighted average repriceable life of the portfolio at quarter end was 2.26 years in 1997 compared to 2.06 years at year-end 1996.

Sources of Funds

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits were 90% and 88% of total earning assets at September 30, 1997 and 1996 respectively. Total interest-bearing deposits averaged 91% of average total deposits at September 30, 1997 and 1996. Management is continuing efforts to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

Capital Resources

Common shareholders' equity increased $2,335,000 to $30,084,000 at September 30, 1997 compared to December 31, 1996. The Company redeemed $1,000,000 of its preferred stock in March 1996, $500,000 in June 1996 and the remaining $500,000 in September 1996.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines, which assign risk weightings to assets and off-balance sheet items. The Company's core capital ("Tier 1") consists of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the allowance for credit losses. At September 30, 1997, Tier 1 capital to total assets was 8.56%. Total capital to risk-adjusted assets was 14.62%. Both ratios substantially exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $.26 per share in the third quarter of 1997 and $.21 for the same quarter in 1996. Common dividends declared and paid year-to-date total $.74 and $.61 per share respectively for 1997 and 1996. Book value per common share increased to $24.05 from $22.18 at year-end 1996. The net adjustment for AFS securities increased book value by $.39 at September 30, 1997 compared to $.07 at December 31, 1996.

Liquidity

Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets, and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, loans and securities maturing within one year, and money market instruments. In addition, the Company holds $69,766,000 of AFS securities maturing after one year which can be sold to meet liquidity needs.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Liquidity is supported by maintaining a relatively stable funding base, which is achieved by diversifying funding sources, extending the contractual maturity of liabilities, and limiting reliance on volatile short-term purchased funds. Short-term funding needs may arise from declines in deposits or other funding sources, drawdowns of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits, which provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 90% and 88% of total earning assets at September 30, 1997 and 1996 respectively.

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. The Company has not received any recommendations from regulatory authorities, which would materially affect liquidity, capital resources or operations.

Interest Rate Risk

At September 30, 1997 the Company held approximately $174,179,000 in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons. The Company's interest rate sensitivity analysis at September 30, 1997 appears below. Core deposits are distributed or spread among the various repricing categories based upon historical patterns of repricing which are reviewed periodically by management. The assumptions regarding these repricing characteristics greatly influence conclusions regarding interest sensitivity. Management believes its assumptions regarding these liabilities are reasonable.

Effective asset/liability management requires the maintenance of a proper ratio between maturing or repriceable interest-earning assets and interest-bearing liabilities. It is the policy of the Company that rate-sensitive assets less rate-sensitive liabilities to total assets are kept within a range of 80% to 130%.

Rate Sensitivity Analysis at September 30, 1997
(Dollars in thousands)                         Maturing or Repricing
                                                                      Over 3 -
                                       3 Months    1 Year   3 Years    5 Years
Rate-sensitive assets                  $ 97,319  $ 76,860  $ 41,380  $ 40,711
Rate-sensitive liabilities              108,452    96,198    51,308    24,036
Rate sensitivity gap (assets
   less liabilities)                   $(11,133) $(19,338) $( 9,928) $ 16,675
Rate sensitivity gap (cumulative)      $(11,133) $(30,471) $(40,399) $(23,724)
Percent of total assets (cumulative)      (3.3%)    (8.9%)   (11.8%)    (6.9%)
Rate-sensitive assets/
   liabilities (cumulative)               89.7%     85.1%     84.2%     91.5%

*Interest-bearing transaction and savings accounts are not presented as immediately repriceable in the above table.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including the Company, and that address is (http://www.sec.gov).

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Accounting Changes

Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, is effective for the Company's 1997 annual financial statements. This statement simplifies the calculations of earnings per share. The Company does not expect the new disclosure for basic earnings per share will be different from primary earnings per share as currently calculated and disclosed. Additional disclosures related to the potential dilution that could occur from unexercised stock options will not affect the Company since it currently has no stock options plans.

SFAS No. 129, Disclosure of Information about Capital Structure, continues the current requirements to disclose certain information about an entity's capital structure found in various standards. This statement consolidates specific disclosure requirements from those standards. SFAS No. 129 is effective for the Company's 1997 annual financial statements.

Management does not expect adoption of these statements to have any material effect on 1997 financial statements.

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 will also require us to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods, if provided for comparative purposes, is required.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

This Statement does not apply to nonpublic enterprises or to not-for-profit organizations.

SFAS NO. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

This Statement requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It requires reconciliation of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to corresponding amounts in the enterprise's general purpose financial statements. This Statement also requires that a public business report descriptive information about the way that the operating segments used in reporting were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general purpose financial statements and changes in the measurement of segment amounts from period to period.

SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

Management has not yet determined the effect of implementing SFAS Nos. 130 and 131.

                          INDIANA UNITED BANCORP

                                 FORM 10-Q

                        PART II.  OTHER INFORMATION

                 Item 6.  Exhibits and Reports on Form 8-K

a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

        10.2: First Amendment to Loan Documents dated September 23, 1997 between Indiana United Bancorp and National City Bank of Indiana (f/k/a Merchants National Bank and Trust Company of Indianapolis).

        10.3: Commercial Note dated September 23, 1997 in the face principal amount of $4,625,000 made by Indiana United Bancorp to the order of National City Bank of Indiana.

        20:    Report to Shareholders - Third Quarter, 1997 and furnished to Registrant's shareholders is attached to this Form 10-Q.

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

                                             INDIANA UNITED BANCORP





November 12, 1997                            By: /s/Robert E. Hoptry
                                                    Robert E. Hoptry
                                                    Chairman and President




November 12, 1997                            By: /s/Jay B. Fager
                                                    Jay B. Fager
                                                    Chief Financial Officer,
                                                    Treasurer and Principal
                                                    Accounting Officer

                          INDIANA UNITED BANCORP

                                 FORM 10-Q

                               EXHIBIT INDEX

Exhibit                                                              Page

10.2         First Amendment to Loan Documents dated                  23-27
               September 23, 1997 between Indiana United
               Bancorp and National City Bank of Indiana
               (f/k/a Merchants National Bank and Trust
               Company of Indianapolis)

10.3         Commercial Note dated September 23, 1997 in the          28-37
               face principal amount of $4,625,000 made by Indiana United Bancorp to the order of National
               City Bank of Indiana

20           Report to Shareholders - Third Quarter, 1997 and         38-39
               furnished to Registrant's shareholders is attached

27           Financial Data Schedule (electronic filing only)