Form 10-K
period 1997-12-31
INDIANA UNITED BANCORP
filed 1998-04-10
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C. 20549

                              FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997    Commission file number 0-12422

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

  Registrant's telephone number, including area code: (812) 663-0157

     Securities registered pursuant to Section 12(b) of the Act:

                                 None

     Securities registered pursuant to Section 12(g) of the Act:

                     Common shares, no-par value
                           (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $37,011,000 as of March 17, 1998.

As of March 17, 1998, there were outstanding 1,250,897 common shares, without par value, of the registrant.

                 DOCUMENTS INCORPORATED BY REFERENCE

                                                Part of Form 10-K
          Documents                          Into Which Incorporated

  1997 Annual Report to Shareholders       Part II (Items 5 through 8)

  Definitive Proxy Statement for
     Annual Meeting of Shareholders
     to be held June 23, 1998              Part III (Items 10 through 13)

EXHIBIT INDEX:  Page 10

FORM 10-K TABLE OF CONTENTS


                                                                  Page
Part I

  Item  1 - Business                                                3

  Item  2 - Properties                                              8

  Item  3 - Legal Proceedings                                       8

  Item  4 - Submission of Matters to a Vote of Security Holders     8

Part II

  Item  5 - Market For the Registrant's Common Equity and
            Related Stockholder Matters                             8

  Item  6 - Selected Financial Data                                 8

  Item  7 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     8

  Item 7A - Quantitative and Qualitative Disclosures About
            Market Risk                                             9

  Item  8 - Financial Statements and Supplementary Data             9

  Item  9 - Disagreements on Accounting and Financial Disclosure    9

Part III

  Item 10 - Directors and Executive Officers of the Registrant  (See below)

  Item 11 - Executive Compensation                              (See below)

  Item 12 - Security Ownership of Certain Beneficial
            Owners and Management                               (See below)

  Item 13 - Certain Relationships and Related Transactions      (See below)

Part IV

  Item 14 - Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                                    10

Signatures                                                         12

Pursuant to General Instruction G, the information called for by Items 10, 11, 12 and 13 is omitted by Indiana United Bancorp since Indiana United Bancorp will file with the Commission a definitive proxy statement pursuant to regulation 14A not later than 120 days after the close of the fiscal year containing the information required by Items 10, 11, 12 and 13.

                               PART I

ITEM 1.  BUSINESS.

General

Indiana United Bancorp ("Company") was initially formed in Owensboro,
Kentucky, in 1982 as First Commonwealth Bancorp. The Company reincorporated under the laws of the State of Indiana under its present name in 1983, and relocated in Greensburg, Indiana, in anticipation of acquiring Union Bank and Trust Company of Greensburg. In 1987, Peoples Bank in Portland, Indiana was acquired and as of December 31, 1991, Regional Federal Savings Bank, New Albany, Indiana ("Regional Bank") was acquired. Effective July 1, 1994, the Company merged Union Bank and Trust Company of Greensburg into Peoples Bank, Portland, and renamed the combined bank, Union Bank and Trust Company of Indiana ("Union Bank"). Through these subsidiaries ("Banks"), the Company operates twelve offices with 148 full-time equivalent employees in eastern and southern Indiana. As of December 31, 1997, the Company had consolidated assets of $372 million, consolidated deposits of $290 million and shareholders' equity of $31 million.

Through its Banks, the Company offers a broad range of financial services including: accepting time and transaction deposits; making consumer, commercial, agri-business and real estate mortgage loans; issuing credit cards; renting safe deposit facilities; providing general agency personal and business insurance services; providing personal and corporate trust services; and providing other corporate services such as payroll processing, letters of credit and repurchase agreements.

The lending activities of the Banks are separated into primarily the categories of commercial/agricultural, real estate and consumer. Loans are originated by the lending officers of the Banks subject to limitations set forth in lending policies. The Board of Directors reviews and approves loans up to the Banks' legal lending limit, monitors concentrations of credit, problem and past due loans and chargeoffs of uncollectible loans and formulates loan policy.

The Banks maintain conservative loan policies and underwriting practices in order to address and manage loan risks. These policies and practices include granting loans on a sound and collectible basis, serving the legitimate needs of the community and the general market area while obtaining a balance between maximum yield and minimum risk, ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan, developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category and developing and applying adequate collection policies.

Commercial loans include secured and unsecured loans, including real estate loans, to individuals and companies and to governmental units within the market area of the Banks for various business purposes.

A significant amount of agricultural loans are generated in the Banks markets. Most of the loans are real estate loans on farm properties. Loans are also made for agricultural production and such loans, are generally reviewed annually.

Residential real estate lending has been the largest component of the loan portfolio for many years. The Banks have generated residential mortgages for their own portfolio and have not purchased or sold residential mortgage loans in the secondary market since the Company's ownership. The Company is investigating the possibility of originating loans for sale in the secondary market in 1998. By originating loans for sale, the Company could more fully satisfy customer demand for residential mortgages and increase fee income.

Consumer lending includes secured and unsecured loans for personal, family or household purposes, such as automobile instalment loans and personal lines of credit. During 1997 and 1996, the Banks have concentrated on indirect consumer loans. As a result, consumer loans increased 61% in 1997 and 50% in 1996. In addition to providing greater diversification within the loan portfolio, consumer loans also provide a higher gross yield than residential real estate mortgages.

The principal source of revenues for the Company is interest and fees on loans, which accounted for 74.6% of total revenues in 1997, 71.7% in 1996 and 69.7% in 1995.

The Company's investment securities portfolio is comprised of U.S. Treasury, federal agency, state and municipal mortgage-backed securities and corporate securities. The Company's entire investment portfolio is classified as available for sale, with market value changes reported separately in shareholders' equity. Funds invested in the investment portfolio generally represent funds not immediately required to meet loan demand. The Company's investment portfolio accounted for 17.5% of total revenues in 1997, 20.8% in 1996 and 22.8% in 1995. As of December 31, 1997, the Company had not identified any securities as being "high risk" as defined by the FFIEC Supervisory Policy Statement on Securities Activities.

The primary sources of funds for the Banks are deposits generated in local market areas. To attract and retain stable depositors, the Banks market various programs for demand, savings and time deposit accounts. These programs include interest and noninterest bearing demand and individual retirement accounts.

Currently, national retailing and manufacturing subsidiaries, brokerage and insurance firms and credit unions are fierce competitors within the financial services industry. Mergers between financial institutions within Indiana and neighboring states, which became permissible under the Interstate Banking and Branching Efficiency Act of 1994, have added competitive pressure. The permissibility of banks and bank holding companies to acquire thrift institutions will undoubtedly further redefine the competitive marketplace.

The Company's Banks are located in non-metropolitan areas and their business is centered in loans and deposits generated within markets considered largely rural in nature. In addition to competing vigorously with other banks, thrift institutions, credit unions and finance companies located within their service areas, they also compete, directly and indirectly, with all providers of financial services.

Acquisition

In October 1997, the Company entered into an Agreement and Plan of Merger with P.T.C. Bancorp ("PTC"), Brookville, Indiana pursuant to which PTC would merge with and into the Company. PTC's commercial bank subsidiary, People's Trust Company, Brookville, Indiana would become a wholly owned subsidiary of the Company. Each outstanding share of PTC at the effective time of the merger would be converted into the right to receive 1.075 shares of common stock of the Company ("PTC Merger"). The Company expects to issue approximately 1,136,417 shares of common stock in the PTC Merger. The PTC Merger is expected to qualify as a "pooling of interests" for accounting and financial reporting purposes.

At December 31, 1997, PTC had total assets of $322.0 million, total deposits of $293.8 million and total shareholders' equity of $24.2 million. PTC had net income of $3.4 million for the year ended December 31, 1997 compared to $3.3 million for the year ended December 31, 1996.

The PTC Merger is subject to various conditions, including requisite shareholder and regulatory approvals. Accordingly, no assurance can be given that the PTC Merger will be consummated.

Trust Preferred Securities

In November 1997, the Company formed IUB Capital Trust ("IUB Trust") that is a statutory business trust formed under Delaware law and a wholly owned subsidiary of the Company. In December 1997, IUB Trust completed the issuance of $22,425,000 of cumulative Trust Preferred Securities. The Trust Preferred Securities can be used meet regulatory capital requirements within prescribed limits. The Company intends to utilize the regulatory capital evidenced by the Trust Preferred Securities to finance growth resulting from purchasing branches from large regional banks, establishing de novo branches and/or acquiring other financial institutions and for general corporate purposes.

Branch Purchases

The Company has been recently informed that it was selected as a purchaser of two branches from a regional bank holding company in Madison County, Indiana following a bid process. Consummation of the branch acquisitions is subject to a due diligence review of the assets of the branches, which was completed in early March 1998. A definitive agreement containing customary conditions for transactions of this type was completed in late March 1998. While there can be no assurance that the branch acquisitions will be consummated, the Company expects such consummation to occur in the second quarter or early in the third quarter of 1998. The branch acquisitions will include approximately $13.6 million of loans and $32.2 million of deposits.

Employees

As of December 31, 1997, the Company and its subsidiaries had approximately 148 full-time equivalent employees to whom it provides a variety of benefits and with whom it enjoys excellent relations.

Regulation and Supervision of the Company

The Company is a bank holding company ("BHC") within the meaning of the Bank Holding Company Act of 1956, as amended ("BHCA"). This Act subjects BHCs to regulations of the Federal Reserve Board ("FRB") and restricts the business of BHCs to banking and related activities. In addition, the Company is a nondiversified unitary savings and loan holding company subject to regulations, examinations, supervision and reporting requirements of the Office of Thrift Supervision ("OTS").

Under the BHCA, a BHC is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of voting stock of any company that is not a bank or engaging in any activity other than managing or controlling banks. A BHC may, however, own shares of a company engaged in activities which the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. These activities include: operating a savings association, mortgage company, finance company, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; and, acting as an insurance agent for certain types of credit-related insurance.

Acquisitions by the Company of banks and savings associations are subject to federal and state regulation. Any acquisition by the Company of more than five percent of the voting stock of any bank requires prior approval of the FRB. Acquisition of savings associations is also subject to the approval of the OTS.

Indiana law permits BHCs to acquire BHCs and banks out of state on a reciprocal basis, subject to certain limitations. Under current law, the Company may acquire banks, and may be acquired by BHCs, located in any state in the United States that permits reciprocal entry by Indiana BHCs. Under the BHCA, BHCs may acquire savings associations without geographic restrictions.

A BHC and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with the extension of credit, lease or sale of property, or the provision of any property or service.

The Company is under the jurisdiction of the Securities and Exchange Commission ("SEC") and state securities commission for matters relating to the offering and sale of its securities. The Company is subject to the SEC's rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitation and insider trading.

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

Regulation and Supervision of the Subsidiary Banks

Union Bank is supervised, regulated and examined by the Indiana Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation ("FDIC"). Regional Bank is supervised, regulated and examined by the OTS. A cease-and-desist order may be issued against the Banks, if the respective agency finds that the activities of the bank represent an unsafe and unsound banking practice or violation of law.

The deposits of Union Bank are insured by the Bank Insurance Fund ("BIF") of the FDIC. The deposits of Regional Bank are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC has the authority to change premiums twice per year. Commencing in 1997, thrift institutions paid approximately five times higher assessment rates than commercial banks (6.44 cents versus 1.29 cents per $100 of deposits). After a three-year period, BIF and SAIF-insured institutions will pay the same assessment rate of 2.43 cents per $100 of deposits.

Branching by banks in Indiana is subject to the jurisdiction, and requires the prior approval of the bank's or savings bank's primary federal regulatory authority and, if the branching bank is a state bank, of the DFI. Under Indiana law, banks may branch anywhere in the state.

The Company is a legal entity separate and distinct from its subsidiary Banks. There are various legal limitations on the extent to which the Banks can supply funds to the Company. The principal source of the Company's funds consists of dividends from its subsidiary Banks. State and Federal law restrict the amount of dividends, which may be paid by banks and savings banks. In addition, the Banks are subject to certain restrictions on extensions of credit to the Company, on investments in the stock or other securities of the Company and in taking such stock or securities as collateral for loans.

Legislation

The Federal Deposit Insurance Corporation Act of 1991 ("FDICIA") represented a comprehensive and fundamental change to banking supervision and mandates the development of additional regulations governing almost every aspect of the operations, management and supervision of banks and BHCs.

FDICIA also included several supervisory reforms related to the frequency of regulatory examinations and audit requirements. FDICIA also required the adoption of safety and soundness standards on matters such as loan underwriting and documentation, and compensation and other employee benefits; mandated consumer protection disclosures with respect to deposit accounts; and the establishment of a risk-based deposit insurance system. The federal banking agencies have issued guidelines establishing standards for safety and soundness, for operational and managerial standards and compensation standards. The federal banking agencies have proposed guidelines for asset quality and earnings.

FDICIA requires banking regulators to take prompt corrective actions with respect to depository institutions that fall below certain capital levels and prohibit any depository institution from making a capital distribution that would cause it to be considered undercapitalized. Banking regulators were also required to revise their capital standards to take into account interest rate risk. A policy statement has been proposed providing a supervisory framework to measure and monitor interest rate risk at individual banks. Banks may use an internal model that provides a measure of the change in a bank's economic value. The results of the supervisory and internal models would be one factor regulators would consider in their assessment of capital adequacy. Other factors will also be considered.

Certain regulations define relevant capital measures for five capital categories. A "well capitalized" institution is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a leverage ratio of at least 5% and is not subject to regulatory direction to maintain a specific level for any capital measure. An "adequately capitalized" institution is one that has ratios greater than 8%, 4% and 4%. An institution is "undercapitalized" if its respective ratios are less than 8%, 4% and 4%. "Significantly undercapitalized" institutions have ratios of less than 6%, 3% and 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity to total assets that is 2% or less. Institutions with capital ratios at levels of "undercapitalized" or lower are subject to various limitations that, in most situations, will reduce the competitiveness of the institution.

The Riegle Community Development and Regulatory Improvement Act of 1994 ("Act") made several changes in existing law affecting bank holding companies. These include a reduction in the minimum post-approval antitrust review waiting period for depository institution mergers and acquisitions, and the substitution of a notice for an application when a bank holding company proposes to engage in, or acquire a company to engage in, nonbank activities. The Act also contains seven titles pertaining to community development and home ownership protection, small business capital formation, paperwork reduction and regulatory improvement, money laundering and flood insurance. No regulations have yet been approved.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, ("Branching Act") substantially changed the geographic constraints applicable to the banking industry. In general, the Branching Act permits BHCs that are adequately capitalized and adequately managed to acquire banks located in any other state, subject to certain total deposit limitations. Effective June 1, 1997, the Branching Act also allows banks to establish interstate branch networks through acquisitions of other banks. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state is also allowed if authorized by state law. Institutions must maintain a loan activity-to-deposit ratio within a state at least equal to one-half of the average percentage for all banks in the state or the institution's federal regulator may close the branch and restrict the institution from opening new branches in the state. The Branching Act allowed individual states to "opt-out" of certain provisions by enacting appropriate legislation prior to June 1, 1997.

The monetary policies of regulatory authorities have a significant effect of the operating results of banks and BHCs. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Company and its subsidiaries cannot be predicted.

The Deposit Insurance Funds Act was enacted in 1996 and contained several major provisions. The new law recapitalized the SAIF by a one-time assessment on all SAIF-insured deposits. For 1997 through 1999 the banking industry will help pay for the Financing Corp. ("FICO") bond interest payments at an assessment rate that is one-fifth the rate paid by thrifts. Beginning January 1, 2000, the FICO interest payments will be paid pro-rata by banks and thrifts. Deposit shifting is prohibited for three years and the $2,000 annual minimum assessment was repealed. The BIF and SAIF will be merged on January 1, 1999 providing a law is passed by that date merging the bank and thrift charters. In addition, there were more than forty regulatory relief provisions in this bill.

Capital Requirements

The Company and its subsidiary Banks must meet certain minimum capital requirements mandated by the FRB, FDIC, OTS and DFI. These regulatory agencies require BHCs and banks to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. The FRB requires BHCs to maintain a minimum Tier 1 leverage ratio of 3 percent capital to total assets; however, for all but the most highly rated institutions which do not anticipate significant growth, the minimum Tier 1 leverage ratio is 3 percent plus an additional cushion of 100 to 200 basis points. As of December 31, 1997, the Company's leverage ratio of capital to total assets was 10.7%.

The FRB, OTS and FDIC each have approved the imposition of "risk-adjusted" capital ratios on BHCs and financial institutions. The Company's Tier 1 Capital to Risk-Weighted Assets Ratio was 17.4% and its Total Capital to Risk-Weighted Assets Ratio was 24.0% at December 31, 1997. The Company's Banks had capital to asset ratios and risk-adjusted capital ratios at December 31, 1997, in excess of applicable regulatory minimum requirements.

An assessment of a bank's exposure to declines in the economic value of its capital due to changes in interest rates is included in evaluations of capital adequacy by federal regulators. A joint policy statement has been issued by federal regulators to provide guidance on sound practices for managing interest rate risk. The policy statement contains the various factors to be considered and describes the board of directors' responsibilities in implementing a risk management process. The requirements of a bank's senior management in ensuring the effective management of interest rate risk is described and the elements to be contained in a risk management process are specified.

Federal regulators have issued final regulations revising risk-based capital standards and the regulatory framework for measuring market risk. Any BHC or bank with significant exposure to market risk must measure such risk internally and maintain adequate capital to support that exposure.

Year 2000

The Company, like most companies, faces a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company has begun the process of identifying the changes required to computer programs and hardware. While the Company believes it is taking all appropriate steps to assure year 2000 compliance, it is dependent on vendor compliance to some extent. The Company is requiring software and systems vendors to represent that the services and products provided are, or will be, year 2000 compliant, and contemplates a program of testing compliance.

ITEM 2.  PROPERTIES.

Indiana United Bancorp owns no physical properties and has no need for space other than what is available at the offices of its subsidiaries. Its subsidiaries own, free of encumbrances, all of the facilities from which they conduct business, except for a portion of the land upon which the Union Bank has constructed its principal office and drive-in facility in Portland, which is under long-term lease arrangements and the IGA supermarket branch in Greensburg. During 1997, the Company relocated the Grantline Branch of Regional Bank and in 1998 is considering relocating certain Union Bank branches. Relocating the Grantline Branch and the possibility of relocating certain Union Bank branches is intended to increase visibility, enhance drive-through banking and ATM accessibility and improve ingress and egress. The Company has 12 locations of which Union Bank has 9 locations and Regional Bank has 3 locations. At
December 31, 1997, the Company had $6,402,000 invested in premises and equipment.

ITEM 3.  LEGAL PROCEEDINGS.

The subsidiaries may be parties (both plaintiff and defendant) to ordinary litigation incidental to the conduct of business. Management is presently not aware of any such claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 1997 to a vote of security holders, through the solicitation of proxies or otherwise.


                               PART II

ITEM 5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
          STOCKHOLDER MATTERS.

The information required under this item is incorporated by reference to the Company's Annual Report to Shareholders, Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA.

The information required under this item is incorporated by reference to the Company's Annual Report to Shareholders, Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required under this item is incorporated by reference to the Company's Annual Report to Shareholders, Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this item is incorporated by reference to the Company's Annual Report to Shareholders, Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required under this item are incorporated herein by reference to the Company's Annual Report to Shareholders,
Exhibit 13.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with its audits for the two most recent fiscal years ended December 31, 1997 there have been no disagreements (as defined in Item 4(b) of Form 8-K) with the Company's independent certified public accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                               PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                           Included in
                                                              Annual
                                                              Report
(a)1.  Financial statements

        Indiana United Bancorp and Subsidiary
         Independent auditor's report                           19
         Consolidated balance sheet at December
           31, 1997 and 1996                                    20
         Consolidated statement of income, years
           ended December 31, 1997, 1996 and 1995               21
         Consolidated statement of cash flows,
           years ended December 31, 1997, 1996 and 1995         22
         Consolidated statement of changes in
           shareholders' equity, years ended December 31,
           1997, 1996 and 1995                                  23
         Notes to consolidated financial
           statements                                         23-30

(a)2.  Financial statement schedules
        All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(a)3.  Exhibits:

       2    Agreement and Plan of Merger dated as of October 8, 1997
             between Indiana United Bancorp and P.T.C. Bancorp
             (incorporated by reference to Annex A to the Joint Proxy
             Statement/Prospectus on Form S-4 filed on March 17, 1998
             with the Commission (Registration No. 333-48057)).

       3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Registrant filed June 16, 1986 with the Commission
             (Registration Statement No. 33-06334), as amended by
             Articles of Amendment to Articles of Incorporation incorporated by reference to Exhibit 3 (c) to the Annual
             Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1987 filed on or about March 30, 1988 with the Commission (Commission File No. 0-12422)).

       3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992 filed on or about
             March 30, 1993 with the Commission (Commission
             File No. 0-12422)).

       4.1  Form of Indenture dated as of December 12, 1997 between
             Registrant and State Street Bank and Trust Company, as
             Trustee, with respect to 8.75% Subordinated Debentures due 2027 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-2 of the Registrant filed November 19, 1997 with the Commission
             (Registration No. 333-40579)).

       4.2 Form of Subordinated Debenture Certificate (included as an exhibit to Exhibit 4.1 to the Registration Statement on Form S-2 of the Registrant filed November 19, 1997 with the Commission (Registration No. 333-40579)).

       4.3  Form of IUB Capital Trust Amended and Restated Trust
             Agreement dated as of December 12, 1997 among the Registrant, as Depositor, State Street Bank and Trust
             Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-2 of the Registrant filed
             November 19, 1997 with the Commission (Registration No. 333-
             40579)).

       4.4 Form of Preferred Securities Guarantee Agreement dated as of December 12, 1997 between the Registrant and State
             Street Bank and Trust Company (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-2 of the Registrant filed November 19, 1997 with the Commission (Registration No. 333-40579)).

       4.5 Form of Agreement as to Expenses and Liabilities dated as of December 12, 1997 between Registrant and IUB Capital
             Trust (included as an exhibit to Exhibit 4.5 to the Registration Statement on Form S-2 of the Registrant filed November 19, 1997 with the Commission
             (Registration No. 333-40579)), which is incorporated by reference.

      10.1 Employment Agreement dated as of October 10, 1995 between the Registrant and Michael K. Bauer (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-2 of the Registrant filed November 19, 1997 with the
             Commission (Registration No. 333-40579)).

      10.2  Form of Employment Agreement between the Registrant and
             James L. Saner (included as an exhibit to Annex A to the Joint Proxy Statement/Prospectus on Form S-4 filed
             March 17, 1998 with the Commission (Registration
             No. 333-48057) which is incorporated by reference.

      12    Statement regarding computation of ratio of earnings to
             fixed charges (incorporated by reference to Exhibit 12 to
             the Registration Statement on Form S-2 of the Registrant
             filed as an exhibit to Amendment No. 1 to such Registration
             Statement on December 3, 1997 with the Commission
             (Registration No. 333-40579)).

      13    1997 Annual Report to Shareholders (except for the pages
             and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is
             provided solely for the information of the Securities and
             Exchange Commission and is not deemed "filed" as part of
             this Form 10-K).

      21    List of subsidiaries of the Registrant.

      22    Consent of Geo. S. Olive & Co. LLC.

      27    Financial Data Schedule.

(b)         Reports on Form 8-K
             The Registrant filed a Form 8-K as of October 22, 1997
              containing an Agreement and Plan of Merger between the Registrant and P.T.C. Bancorp.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1998.

                                   INDIANA UNITED BANCORP


                                    By /s/Robert E. Hoptry
                                    Robert E. Hoptry, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities with the Company and on the dates indicated.

      Signature                   Capacity                  Date
/s/ William G. Barron     Director                         March 30, 1998
William G. Barron


/s/ Jay B. Fager          Treasurer                        March 30, 1998
Jay B. Fager              [Chief Financial
                          Officer]


/s/ Philip A. Frantz      Director                         March 30, 1998
Philip A. Frantz


/s/ Robert E. Hoptry      Chairman of the Board            March 30, 1998
Robert E. Hoptry          and President [Chief
                          Executive Officer]


/s/ Martin G. Wilson      Director                         March 30, 1998
Martin G. Wilson


/s/ Edward J. Zoeller     Director                         March 30, 1998
Edward J. Zoeller