Form 10-Q
period 1998-03-31
INDIANA UNITED BANCORP
filed 1998-04-28
CIK 720002

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED               MARCH 31, 1998

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

     As of March 31, 1998 there were outstanding 1,250,897 shares, without par value of the registrant.

                          INDIANA UNITED BANCORP

                                 FORM 10-Q

                                   INDEX

                                                                         Page
                                                                          No.
PART I.  FINANCIAL INFORMATION

               Item 1.  Financial Statements

                   Consolidated Condensed Balance Sheet                     3

                   Consolidated Condensed Statement of Income               4

                   Consolidated Condensed Statement of Changes in
                      Shareholders' Equity                                  5

                   Consolidated Condensed Statement of Cash Flows           6

                   Notes to Consolidated Condensed Financial Statements   7-8

      Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                9-28

      Item 3.  Quantitative and Qualitative Disclosures About
                      Market Risk                                          23

PART II.  OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                          29

        Signatures                                                         30

        Exhibit Index                                                      31

                      PART I.  FINANCIAL INFORMATION
                       Item 1.  Financial Statements

                   CONSOLIDATED CONDENSED BALANCE SHEET
                                (Unaudited)
                          (Dollars in thousands)

                                                    March 31,       Dec 31,
                                                       1998          1997
Assets
   Cash and due from banks                          $ 11,257       $ 12,609
   Interest-bearing demand deposits                       47             58
   Federal funds sold                                 19,975         31,350
     Cash and cash equivalents                        31,279         44,017
   Securities available for sale                      69,524         70,446
   Loans                                             253,573        247,454
   Less: Allowance for loan losses                     2,803          2,731
      Net loans                                      250,770        244,723
   Premises and equipment                              6,303          6,402
   Federal Home Loan Bank stock                        1,138          1,138
   Core deposit intangibles                               70             76
   Accrued interest receivable                         2,168          2,074
   Other real estate                                      50              -
   Other assets                                        3,096          2,875
       Total assets                                 $364,398       $371,751

Liabilities
   Deposits:
     Non-interest bearing                           $ 23,368       $ 37,402
     Interest bearing                                260,653        252,419
       Total deposits                                284,021        289,821
   Short-term borrowings                              12,563         14,669
   Federal Home Loan Bank advances                    10,000         10,000
   Accrued interest payable                            1,566          1,430
   Other liabilities                                   2,528          2,629
       Total liabilities                             310,678        318,549

Guaranteed Preferred Beneficial Interests in
   Company's Subordinated Debentures                  22,425         22,425

Shareholders' equity
   Preferred stock
     Authorized-400,000 shares
     Issued and outstanding-None                           -              -
   Common stock $1 stated value:
     Authorized--3,000,000 shares
     Issued and outstanding--1,250,897 shares          1,251          1,251
   Paid-in surplus                                    10,677         10,677
   Valuation adjustment-Securities AFS                   699            611
   Retained earnings                                  18,668         18,238
       Total shareholders' equity                     31,295         30,777
       Total liabilities and shareholders' equity   $364,398       $371,751

See notes to consolidated condensed financial statements.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q
                CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                (Unaudited)
                          (Dollars in thousands)

                                       Three months ended
                                            March 31,
                                        1998         1997
Interest income:
   Loans, including fees              $5,454       $4,885
   Investment securities:
     Taxable                           1,076        1,250
     Tax-exempt                           44           48
   Federal funds sold                    310           37
   Interest-bearing deposits               1            2
       Total interest income           6,885        6,222
Interest expense:
   Deposits                            2,958        2,795
   Short-term borrowings                 126          182
   Trust preferred securities            501            -
   Long-term debt                        134           99
       Total interest expense          3,719        3,076
Net interest income                    3,166        3,146
   Provision for loan losses             123           45
Net interest income after provision
   for loan losses                     3,043        3,101
Noninterest income:
   Securities gains                        -            3
   Other operating income                412          382
       Total noninterest income          412          385
Noninterest expense                    2,168        2,014
Income before income tax               1,287        1,472
   Income tax expense                    507          580
Net income                            $  780       $  892

Per common share:
   Net income                          $0.62        $0.71
   Cash dividends declared              0.28         0.23
Average common shares outstanding     1,250,897    1,250,897

See notes to consolidated condensed financial statements.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q
    CONSOLIDATED CONDENSED STATEMENT OF CHANGES TO SHAREHOLDERS' EQUITY
                                (Unaudited)
                          (Dollars in thousands)

                                                      1998      1997
Balance, January 1                                  $30,777   $27,749
Net income                                              780       892
Net change in unrealized gains (losses)
   on securities available for sale                      88      (254)
Cash dividends on common stock                         (350)     (287)
Balance, March 31                                   $31,295   $28,100

See notes to consolidated condensed financial statements.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                (Unaudited)
                          (Dollars in thousands)

                                                         Three months ended
                                                               March 31
                                                           1998       1997
Cash flows from operating activities:
   Net income                                          $    780   $    892
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                             123         45
      Depreciation and amortization                         182        183
      Premiums and discounts amortization on
        investment securities                                 8         17
      Accretion of loan and deposit
        fair value adjustments                               40         23
      Amortization and reduction of
        core deposit intangibles                              6          8
      Securities gains                                        -         (3)
      Net change in
         Income receivable                                  (94)       (91)
         Interest payable                                   136         (3)
      Other adjustments                                     576        159
        Net cash provided by operating activities         1,707      1,230

Cash flows from investing activities:
   Net change in short-term investments                      11         (6)
   Purchases of securities available for sale            (1,308)    (2,515)
   Proceeds from maturities and paydowns
     of securities available for sale                       350      1,045
   Proceeds from sales of securities
     available for sale                                      36        329
   Net change in loans                                   (6,119)    (9,092)
   Purchases of premises and equipment                      (83)      (184)
   Other investment activities                              924        890
      Net cash used by investing activities              (6,189)    (9,533)

Cash flows from financing activities:
   Net change in:
     Noninterest bearing, NOW, money market
       and savings deposits                              (9,362)    (6,420)
     Certificates of deposit                              3,562      8,416
     Short-term borrowings                               (2,106)    (1,305)
  Cash dividends                                           (350)      (287)
      Net cash provided (used) by
        financing activities                             (8,256)       404
Net decrease in cash and cash equivalents               (12,738)    (7,899)
Cash and cash equivalents, beginning of period           44,017     19,196
Cash and cash equivalents, end of period               $ 31,279   $ 11,297

See notes to consolidated condensed financial statements.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (Table dollars amounts in thousands)

NOTE 1.

The significant accounting policies followed by Indiana United Bancorp ("Company"), its wholly owned bank subsidiaries, Union Bank and Trust Company of Indiana ("Union Bank") and Regional Federal Savings Bank ("Regional Bank"), and its subsidiary IUB Capital Trust, for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of those expected for the remainder of the year.

NOTE 2.

                                                    Gross     Gross
                                       Amortized Unrealized Unrealized  Fair
                                          Cost      Gains     Losses    Value
Securities Available for Sale
 at March 31, 1998
   Federal agencies                     $22,968    $  865       $ 31   $23,802
   State and municipal                    3,484        77          2     3,559
   Corporate and other securities         2,408         9         10     2,407
   Mortgage-backed securities            39,496       482        222    39,756
     Totals                             $68,356    $1,433       $265   $69,524

                                                   Gross     Gross
                                      Amortized Unrealized Unrealized   Fair
                                         Cost      Gains     Losses     Value
Securities Available for Sale
 at December 31, 1997
   Federal agencies                    $23,061     $  813       $ 43   $23,831
   State and municipal                   3,656         76          3     3,729
   Corporate and other securities        1,123                           1,123
   Mortgage-backed securities           41,583        530        350    41,763
     Totals                            $69,423     $1,419       $396   $70,446

                                                              Beyond
                                    Within    1-5      5-10     10
                                    1 Year   Years    Years    Years    Totals
Maturity Distribution
 at March 31, 1998
   Federal agencies                $3,992  $ 7,758  $12,052            $23,802
   State and municipal                251    2,255      827  $   226     3,559
   Corporate and other securities                              2,407     2,407
   Mortgage-backed securities          63    3,522    4,932   31,239    39,756
     Totals                        $4,306  $13,535  $17,811  $33,872   $69,524
   Weighted average yields          5.24%    6.29%    6.77%    6.84%     6.61%

     *Amounts in the table above are based on scheduled maturity or call dates.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q
NOTE 3.

                                                    March 31         Dec 31
                                                       1998           1997
Loans:
   Commercial and industrial loans                  $  8,929       $ 10,473
   Agricultural production financing                  12,141         10,551
   Farm real estate                                   26,530         27,652
   Commercial real estate mortgage                    27,701         27,538
   Residential real estate mortgage                  121,898        120,342
   Construction and development                        8,884          5,288
   Consumer                                           46,176         44,269
   Government guaranteed loans purchased               1,314          1,341
     Total loans                                    $253,573       $247,454

Underperforming loans:
   Nonaccruing loans                                    $200           $255
   Accruing loans contractually past due 90 days
     or more as to principal or interest payments         20              8

Allowance for loan losses:
   Balances, January 1                                $2,731         $2,506
   Provision for losses                                  123            283
   Recoveries on loans                                    19            191
   Loans charged off                                     (70)          (249)
   Balances, end of period                            $2,803         $2,731

NOTE 4.

Deposits:
   Noninterest-bearing demand                       $ 23,368       $ 37,402
   Interest-bearing demand                            41,987         41,272
   Money market deposit accounts                      31,996         29,657
   Savings                                            29,252         27,634
   Certificates of deposit $100,000 or more           20,046         25,789
   Other certificates and time deposits              137,372        128,067
     Total deposits                                 $284,021       $289,821

NOTE 5.

Short-term borrowings:
   Securities sold under repurchase agreements       $11,985        $11,825
   U.S. Treasury demand notes                            578          2,844
     Total short-term borrowings                     $12,563        $14,669

ITEM 2.  Management's Discussion and Analysis (Table Dollar Amounts in
Thousands)

Indiana United Bancorp ("Company") is a registered bank holding company incorporated under the laws of Indiana in 1983, concurrent with its acquisition of Union Bank and Trust Company of Greensburg, Indiana. The Company acquired The Peoples Bank, Portland, Indiana in 1987, and Regional Federal Savings Bank, New Albany, Indiana ("Regional Bank") at the end of 1991. Union Bank and Trust Company of Indiana ("Union Bank") was created by the consolidation of the Greensburg and Portland operations in 1994. It's history traces back to 1873, and it holds Indiana state banking charter #1. As of March 31, 1998, Union Bank held assets totaling $231 million and through its nine banking offices, ranked first in market share in Decatur County and second in Jay County. Regional Bank's assets totaled $132 million, held by three banking offices in Floyd and Clark counties. Both subsidiaries offer competitive commercial and consumer loan and deposit related services. Union Bank also operates general line insurance agencies in both Decatur and Jay counties and offers a broad range of personal and business trust services. IUB Capital Trust is a business trust formed in 1997 to issue the guaranteed preferred beneficial interests in Company's subordinated debentures ("Trust Preferred Securities"). The Company owns all of the common stock of IUB Capital Trust.

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

Overview

Strategic Plan

The Company operates under the broad tenets of a long-term strategic plan ("Plan") designed to improve the Company's financial performance, expand its competitive ability and enhance long-term shareholder value. The Plan is premised on the belief of the Company's board of directors that the Company can best promote long-term shareholder interests by pursuing strategies which will continue to preserve it's community-focused philosophy. The dynamics of the Plan assure continually evolving goals and the Company's success will depend upon how well it anticipates and responds to competitive changes within its markets, the interest rate environment and other external forces.

Business Strategy

The Company holds either first or second market share positions as measured by total deposits in two of the three markets it serves and intends to pursue growth strategies that result in meaningful market share positions in other rural or suburban communities. The Company has sought to identify potential acquisitions in markets that offer prospects of benefiting from its community banking philosophy and will likely result in meaningful market share.

In conformity with this strategy, the Company has entered into an agreement to acquire P.T.C. Bancorp ("PTC"), a bank holding company headquartered in Brookville, Indiana with total assets of $322 million. The transaction is regarded by both companies as a merger of equals and will integrate management and directors of both organizations. The merger is expected to qualify as a "pooling of interests" for accounting and financial reporting purposes and is subject to various conditions, including requisite shareholder and regulatory approvals.

PTC would become a wholly owned subsidiary of the Company, and each outstanding share of PTC at the effective time of the merger would be converted into the right to receive 1.075 shares of common stock of the Company. The Company expects to issue in the aggregate up to 1,136,417 shares of common stock in the merger. The merger is scheduled for closing on April 30, 1998.

PTC is also community focused, serving rural communities with populations of 10,000 or less in markets contiguous to the Company's existing locations. PTC conducts its banking business through 17 offices located in the Indiana counties of Dearborn, Franklin, Jefferson, Ripley, Rush, Fayette, Decatur, Switzerland and Wayne.

Many larger midwest banking companies have begun an accelerated program of branch divestitures. The Company believes many of these branch locations will be in communities that are compatible with its growth strategies. The Company intends to bid competitively in seeking to expand through branch acquisitions.

The Company was recently informed it has been selected, on the basis of a bidding process, as the purchaser of two such branches in Madison County, Indiana. Consummation of the branch acquisitions was subject to due diligence review of the assets of the branches and execution of a definitive agreement. The definitive agreement, executed in March 1998, contains customary conditions for transactions of this type. While there can be no assurance that these branch acquisitions will occur, the Company expects consummation late in the second quarter 1998. The branch acquisitions will be integrated into the operations of the Company's subsidiary, Union Bank, and will include approximately $13.6 million of loans and approximately $32.2 million of deposits.

Management realized that if the Company was successful in increasing assets significantly through branch acquisitions, the regulatory capital of the Company would have been below levels acceptable to management and regulatory authorities. In preparation for significant growth, the Company issued $22,425,000 of cumulative Trust Preferred Securities in December 1997. These securities can be used to meet regulatory capital requirements within prescribed limits. The Company has utilized a portion of the net proceeds received to retire its long-term debt and intends to employ remaining funds to finance growth which may include branch acquisitions, the establishment of de novo branches, acquisitions of other financial institutions and various other corporate purposes.

Should the Company be unsuccessful in achieving the growth levels anticipated or be unable otherwise to substantially deploy the regulatory capital these funds represent, the interest cost will have an adverse affect on 1998 results of operations. Even if management achieves its short-term goals, it is likely that 1998 results of operations will be adversely affected since the cost of the trust preferred securities will not be fully offset immediately.

Management believes its growth goals are attainable in the near-term and that the issuance of the Trust Preferred Securities is in the long-term best interests of shareholders.

Facilities

Unlike many of the large super regional banks, which are closing branches in record numbers, the Company believes it is important to maintain community-banking centers. In an effort to make its services more accessible and convenient, Regional Bank expended over $600,000 in 1997 to relocate its Grant Line Branch. In 1998, the Company will relocate the Westport branch of Union Bank to increase visibility, provide drive-thru banking and ATM accessibility, and improve ingress and egress. Additional property improvements are being considered.

Technology

During the past two years, many technological improvements were initiated. Certain of these improvements, such as upgrading communication lines, have provided faster response time for customer transactions. Others represent capital investments that allow the Company to continue to effectively compete within a financial service industry that is becoming increasingly dependent upon technology. The installation of Anytime Access, an automated voice response information system which allows balance inquiries, transfers, transaction verification, accesses interest rate and other product information, was completed in 1997. Also, additional ATMs, laser printers, optical disk storage and an increase in the power and memory of the AS400 computer system were acquired.

Year 2000 Computer Issues

In the next two years, many businesses will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. In early 1997, in consultation with software and hardware providers and bank regulators, the Company began the process of identifying any changes that may be required to its computer programs and hardware to become year 2000 compliant. While the Company believes it is taking all appropriate steps to assure year 2000 compliance, it is dependent on vendor compliance to some extent. The Company is requiring its systems and software vendors to represent that the services and products provided are, or will be, year 2000 compliant, and contemplates a program of testing compliance. The Company estimates that its costs related to year 2000 compliance will not be material.

The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. Consequently, no assurance can be given that year 2000 compliance can be achieved without costs and uncertainties that might affect future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

Dividend Reinvestment Plan

In response to shareholder requests, the Company introduced an Automatic Dividend Reinvestment Plan in early 1997. The plan enables shareholders to elect to have their cash dividends on all or a portion of shares held automatically reinvested in additional shares of the Company's common stock. The stock is purchased on the open market by the Company's transfer agent and credited to participant accounts at fair value. Dividends are reinvested on a quarterly basis.

Results of Operations

Earnings for the first quarter of 1998 decreased 13% to $780,000 as compared to the same quarter of 1997.

Noninterest income in the first quarter of 1998 reflects an increase in insurance commissions due mainly to higher volume. Trust income and service charge income increased a total of $12,000 over the prior year period. Noninterest expense reflects increases in several areas.

Net income per common share for the first quarter equaled $.62 in 1998, compared to $.71 in 1997.

The Company's return on average total assets for the first quarter was .83% in 1998 compared to 1.11% in 1997. Return on average common shareholders' equity for the first quarter was 9.74% in 1998 and 12.96% in 1997.

Net Interest Income

Net interest income is influenced by the volume and yield of earning assets and the cost of interest-bearing liabilities. Net interest margin reflects the mix of interest-bearing and noninterest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Tax equivalent first quarter net interest income of $3,186,000 in 1998 increased slightly from $3,171,000 in 1997.

Throughout the past two years, the Company employed a deposit-pricing strategy focused on retaining and attracting lower cost short-to-moderate term funds. Management correctly anticipated a relatively flat rate environment throughout 1996 and 1997. The Company believes this strategy greatly enhanced net interest income and will also have a positive effect on 1998 earnings. Although many of the Company's peer group competitors reported marginally changed net interest margins for the full year 1997, the Company increased its net interest margin by 12 basis points.

Due to the impact of the interest expense associated with the trust preferred securities issued in December of 1997, net interest margin decreased to 3.70% or 39 basis points less than the same period last year. As indicated previously, the interest cost of the regulatory capital these funds represent will have an adverse effect on 1998 results of operations. Even if management achieves its short-term growth goals, it is likely that earnings will be adversely affected since the cost of the trust preferred securities will not be offset immediately.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q
              AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

(Taxable equivalent basis)(1)

                                           Three months ended
                                 March 31, 1998           March 31, 1997
                            Average   Yield/          Average   Yield/
                            Balance  Interest  Rate   Balance  Interest  Rate
ASSETS
Interest-bearing deposits  $     27   $    1  5.02%  $    176   $    2  4.61%
Federal funds sold           22,467      310  5.60%     2,901       37  5.17%
Securities(2):
   Taxable                   66,189    1,076  6.50%    78,173    1,250  6.40%
   Tax-exempt                 3,504       64  7.31%     3,941       73  7.41%
     Total securities        69,693    1,140  6.54%    82,114    1,323  6.44%
Loans(3):
   Commercial                72,284    1,719  9.51%    67,794    1,601  9.58%
   Real estate mortgage     129,022    2,576  7.99%   124,212    2,492  8.02%
   Instalment                47,007    1,133  9.78%    30,099      761 10.25%
   Govt. guaranteed
    loans purchased           1,336       26  7.89%     1,605       31  7.83%
     Total loans            249,649    5,454  8.76%   223,710    4,885  8.79%
     Total earning assets   341,836    6,905  8.10%   308,901    6,247  8.13%
Allowance for loan losses    (2,781)                   (2,500)
Unrealized gains
  on securities               1,171                        36
Cash and due from banks       9,994                     9,586
Premises and equipment        6,349                     5,917
Other assets                  5,343                     4,226
     Total assets          $361,912                  $326,166

LIABILITIES
Interest-bearing deposits:
   Interest-bearing
    demand deposits        $ 41,904      300  2.90%  $ 36,635      254  2.81%
   Money market
    investment accounts      31,155      289  3.76%    30,394      274  3.66%
   Savings                   27,625      216  3.17%    28,509      226  3.21%
   Certificates of
    deposit and other
    time deposits           158,459    2,153  5.51%   155,449    2,041  5.32%
     Total interest-
      bearing deposits      259,143    2,958  4.63%   250,987    2,795  4.52%
Short-term borrowings         9,708      126  5.26%    14,274      182  5.17%
Trust preferred securities   22,425      501  9.06%
Long-term debt               10,000      134  5.43%     5,000       99  8.03%
     Total interest-
      bearing liabilities   301,276    3,719  5.01%   270,261    3,076  4.62%
Noninterest bearing
  demand deposits            25,075                    24,336
Other liabilities             4,617                     3,661
     Total liabilities      330,968                   298,258
Shareholders' equity         30,944                    27,908
     Total liabilities
      and shareholders'
      equity               $361,912    3,719 4.40%(4)$326,166    3,076  4.04%(4)
Net interest income                   $3,186 3.70%              $3,171  4.09%
Adjustment to convert tax exempt
  securities and loans to a fully
  taxable equivalent basis using
  a marginal rate of 34%                 $20                       $25

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

Noninterest Income

First quarter noninterest income in 1998 exceeded the prior year by $27,000 or 7%. Security gains of $3,000 were realized in 1997 compared to no gain or loss for the current year period.

Service charges on deposit accounts represented the largest component of first quarter recurring noninterest income, equaling 37% in 1998 and 38% in 1997. Service charges on deposit accounts increased in 1998 by $3,000 primarily due to continued growth in an interest-bearing checking account introduced in early 1996. Deposit growth and interest rate variables also affect service charge income. It is anticipated that in 1998 the Company will experience additional deposit growth, generating higher service charge income. Insurance commissions increased $13,000 due to an overall higher level of premiums written. Trust income increased $9,000 over 1997 due to estate income and a strong stock market. The level of estate assets administered may cause trust income to fluctuate significantly from year to year.

(Dollars in thousands)

                                            1998        1997
                                           1st Qtr     1st Qtr
Insurance commissions                       $101        $ 88
Trust fees                                    65          56
Service charges on deposit accounts          151         148
Gain on sales of securities                                3
Other income                                  95          90
                                            $412        $385

Noninterest Expense

The largest component of noninterest expense is personnel expense. Personnel expenses increased in the first quarter of 1998 by $88,000, or 8% as compared to the prior year period. Improvements in technology implemented throughout the past two years have enabled the Company to effectively control staffing levels. Normal staff salary adjustments and increased benefit costs were incurred in both 1998 and 1997.

In the third quarter of 1997, to avert a significant healthcare premium increase, the Company changed from a "claims paid" plan to a "partially self-funded" plan. Although the Company-paid portion of the premium increased, the increase was significantly less than what would have been absorbed if the old plan were continued. Personnel expenses in 1998 are expected to increase more than in 1997 due to a corporate-wide initiative to restructure salary ranges.

Deposit insurance premiums for the first quarter were $2,000 more in 1998 than the prior year period due to higher levels of deposits. Since the Bank Insurance Fund ("BIF") reached a mandated funding level in 1995, the assessment rate for the Company's commercial bank was reduced to the $2,000 minimum level permissible in 1996, and increased to 1.29 cents per $100 of deposits in 1997 and 1998, which is the lowest prevailing assessment rate.

Through the year 1999, thrift institutions will pay approximately five times higher assessment rates than commercial banks (6.44 cents versus 1.29 cents per $100 of deposits), but this is a significant reduction from the 23 cents per $100 of deposits assessed against thrifts prior to September 30, 1996. After the period ending in 1999, commercial banks and thrifts will pay the same assessment rate, currently calculated to be 2.43 cents per $100 of deposits.

A ratio frequently used to measure the efficiency of a financial institution is computed by dividing noninterest expense by the total of net interest income plus noninterest income excluding securities gains or losses. The lower the ratio, the more efficient the Company is in managing net interest margin, noninterest income and noninterest expense. The Company's efficiency ratios were 60.25% for the first quarter of 1998 compared to 56.67% for the same period in 1997. The first quarter efficiency ratio in 1998 has been adversely impacted by the issuance of the Trust Preferred Securities in late 1997.

(Dollars in thousands)                            1998      1997
                                                1st Qtr   1st Qtr
Salaries and employee benefits                  $1,206    $1,118
Premises and equipment expenses                    410       391
Professional  fees                                  49        52
Amortization of core deposit intangibles             6         8
Deposit insurance/supervisory assessment            37        35
Stationery, printing, supplies                      91        82
Insurance                                           24        25
Postage                                             51        33
Other operating expenses                           294       270
                                                $2,168    $2,014

Income Taxes

The effective tax rate for the first quarter was 39% for 1998 and 1997. The Company and its subsidiaries will file consolidated income tax returns for 1998.

Financial Condition

Total average assets in the 1998 period increased $35,746,000 over the comparable period in the prior year.

March 31, 1998 assets decreased to $364,398,000 from $371,751,000 at
December 31, 1997. Securities maturities and repayments, as well as decreased levels of federal funds sold, funded loan growth and the decline in total deposits in 1998.

Average earning assets represented 94% of average total assets for the first quarter of 1998 compared to 95% last year. Average loans represented approximately 69% of average assets in the first quarter of 1998 and 1997. Management intends to continue its emphasis on loan growth throughout 1998.

Average noninterest-bearing deposits at March 31, 1998 increased 3% in 1998 compared to the same period in 1997. Average interest-bearing deposits increased $8,156,000 or 3% in the first quarter of 1998 compared to the same period in 1997. Average interest-bearing demand deposits increased $5,269,000 or 14% in the 1998 period compared to the 1997 period, primarily due to the continued success of an interest-bearing checking account introduced early in 1996. Average savings accounts decreased 3%. Average money market investment accounts increased 3% as compared to the prior year. Average certificates of deposit and other time deposits increased approximately 2% at March 31, 1998 compared to the same date in 1997.

Average long-term debt in 1997 represented the Company's loan for the purchase of Regional Bank in 1991. The remaining balance was paid on December 31,1997. The Company had negotiated the refinancing of the remaining balance but elected to pay off the long-term debt with a portion of the proceeds from the issuance of the Trust Preferred Securities in late 1997. Federal Home Loan Bank ("FHLB") advances represented the balance of long-term debt in the 1998 period. The FHLB advances were used to fund loans and other earning assets of Regional Bank.

Trust Preferred Securities in the amount of $22,425,000 were issued on December 9, 1997. The holders of the Trust Preferred Securities are entitled to receive preferential cumulative cash distributions, payable quarterly, at the annual rate of 8.75% of the liquidation amount of $10 per security. The Company has the right, so long as no default has occurred, to defer payment of interest at any time, or from time to time for a period not to exceed 20 consecutive quarters with respect to each deferral period. Currently, management has no intention of deferring the payment of interest. The Trust Preferred Securities have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the common stock. The holders of the Trust Preferred Securities have no voting rights except in limited circumstances. The Trust Preferred Securities are traded on the NASDAQ National Market under the symbol "IUBCP". The Trust Preferred Securities are not insured by the BIF, SAIF or FDIC, or by any other governmental agency. The Trust Preferred Securities qualify as Tier 1 capital or core capital with respect to the Company under the risk based capital guidelines established by the Federal Reserve. Under such guidelines, the Trust Preferred Securities cannot constitute more than 25% of the total Tier 1 capital of the Company. The amount of Trust Preferred Securities in excess of the 25% limitation will constitute Tier 2 capital, or supplementary capital, of the Company.

Shareholders' equity was $31,295,000 on March 31, 1998 compared to $28,100,000 on March 31, 1997. Book value per common share increased to $25.02 or 2% from $24.60 at year-end 1997. The unrealized gain on securities available for sale, net of taxes, totaled $699,000 or $.56 per share at March 31, 1998 compared to an unrealized gain of $611,000 or $.49 per share at December 31, 1997. Excluding the net unrealized gains or losses on securities available for sale, book value per share was $24.46 at March 31, 1998 or an increase of 1% over the comparable book value at year-end 1997.

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

Total loans increased $6,119,000 or 2% since December 31, 1997, primarily reflecting the expansion of the consumer loan portfolio and management's emphasis on indirect automobile financing that began in late 1995 and has continued to the present. Total loans increased $24,998,000 or 11% since March 31, 1997 and consumer loans increased $15,644,000 or 51% since that same date. The Company's emphasis on increasing consumer loans provides greater diversification within the portfolio and generates higher gross yields than residential real estate loans. Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 48% and 50% of total loans at March 31, 1998 and 1997. Of the total residential real estate portfolio, approximately 53% are fixed rate and 47% are variable rate loans at March 31, 1998. The Company has traditionally made loans only for its own portfolio and has not followed the practice of many other financial institutions of originating loans for sale in the secondary market. Although the Company limits its exposure to long-term fixed rate residential mortgage loans and generally observes 20% minimum downpayment guidelines, it originated fixed rate loans and loans with little or no downpayment for a noncompeting mortgage lender during 1997 and 1996. This program assisted the Company in serving all segments of the community without incurring unacceptable levels of credit exposure or interest rate risk and provided additional fee income. To meet its commitment to serve all segments of the community, the Company intends to continue originating similar residential mortgage loans for, and on behalf of, noncompeting lenders.

The Company regards its ability to identify and correct loan quality problems as one of its greatest strengths. Loans are placed in a nonaccruing status when in management's judgment the collateral value and/or the borrower's financial condition do not justify accruing interest. As a general rule, commercial and real estate loans are reclassified to nonaccruing status at or before becoming 90 days past due. Interest previously recorded but not deemed collectible is reversed and charged against current income. Subsequent interest payments collected on nonaccrual loans may thereafter be recognized as interest income or may be applied as a reduction of the loan balance, as circumstances warrant. Non-real estate secured consumer loans are not placed in nonaccruing status, but are charged off when policy-determined delinquent status is reached. The provision for loan losses was $123,000 in 1998 compared to $45,000 in 1997. The provisions in 1998 and 1997 reflected both overall loan growth and an increase in greater risk-profile consumer loans.

Net chargeoffs were $51,000 at March 31, 1998 compared to $58,000 on March 31, 1997. As a percentage of average loans, net chargeoffs equaled .02% and .03% respectively for March 31, 1998 and 1997. In prior years, the Company outperformed its peer group's net loan loss average and that trend is expected to continue in 1998. Management is not aware of any trend which is likely to cause the level of net chargeoffs in 1998 to materially exceed the level of chargeoffs experienced in 1997, beyond the impact of loans acquired as the result of the proposed PTC merger or the purchase of branches.

Foreclosed real estate held by the Company at March 31, 1998 consists of a single property.

Management maintains a listing of loans warranting either the assignment of a specific reserve amount or other special administrative attention. The Board of Directors of each subsidiary reviews this listing monthly, together with a listing of all classified loans, nonaccrual loans and loans delinquent 30 days or more.

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

Summary of Allowance for Loan Losses

(Dollars in thousands)                        1998      Year ended
                                              thru     December 31,
                                            March 31       1997
Balance at beginning of period               $2,731       $2,506
Chargeoffs:
   Commercial                                                 26
   Commercial real estate mortgage
   Residential real estate mortgage               5           26
   Consumer                                      65          197
      Total chargeoffs                           70          249
Recoveries:
   Commercial                                     3          108
   Commercial real estate mortgage
   Residential real estate mortgage               1           25
   Consumer                                      15           58
      Total recoveries                           19          191
Net chargeoffs                                   51           58
Provision for loan losses                       123          283
Balance at end of period                     $2,803       $2,731

Ratio of net chargeoffs to average loans
   outstanding during the period                .02%         .02%
Ratio of provision for loan losses to
   average loans outstanding during
   the period                                   .05%         .12%
Ratio of allowance to total loans at
   end of period                               1.11%        1.10%

Allocation of the Allowance for Loan Losses

(Dollars in thousands)               March 31, 1998          December 31, 1997
                                           % of loans               % of loans
                                          in category              in category
                                 Amount  to total loans   Amount  to total loans
Real estate:
   Residential                   $  139        48%        $  137         49%
   Farm real estate                  13        10             14         11
   Commercial                       301        11            300         11
   Construction and development      95         4             55          2
      Total real estate             548        73            506         73
Commercial:
   Agribusiness                     157         4            142          4
   Other commercial                 155         4            169          4
      Total commercial              312         8            311          8
Consumer                            387        18            369         18
Government guaranteed loans                     1                         1
Unallocated                       1,556         -          1,545          -
      Total                      $2,803       100%        $2,731        100%

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least monthly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and the amount and composition of growth expectations. The allowance for loan losses as of March 31, 1998 is considered adequate by management.

Investment Securities

Investment securities offer flexibility in the Company's management of interest rate risk, and is an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company's investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of March 31, 1998, all investment securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. A net unrealized gain of $699,000 was recorded to adjust the AFS portfolio to current market value at March 31, 1998, compared to a net unrealized loss of $159,000 at March 31, 1997.

At March 31, 1998, the tax equivalent yield of the investment securities portfolio was 6.61%, representing an increase from 6.49% at March 31, 1997. The increase since 1997 was primarily the result of selling certain lower-yielding securities at a loss and lengthening the maturity of purchases compared to the balance of the portfolio.

Variable rate securities comprised 48% of the total portfolio on March 31, 1998 compared to 49% on March 31, 1997. The reduction of variable rate securities extended the weighted average repriceable life of the portfolio to 3.08 years compared to 2.24 years in 1997.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under repurchase agreements ("Repos") and shareholders' equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits were 83% and 89% of total earning assets at March 31, 1998 and 1997. Total interest-bearing deposits averaged 91% of average total deposits at March 31, 1998 and 1997. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

Average short-term borrowings decreased $4,566,000 or 32% due mainly to the decrease in the use of Repos. Repos are high denomination investments utilized by public entities and commercial customers as an element of their cash management responsibilities. Repos are not subject to FDIC assessment so they are less costly than large certificates of deposit. With the reduction in the FDIC assessment, Repos do not offer as much cost advantage as previously experienced. Management has utilized large denomination certificates of deposit since year end 1996 to replace a portion of customer funds previously invested in Repos.

Average long-term debt increased $5,000,000 at March 31, 1998 compared to
March 31, 1997.   FHLB advances that mature in early 1999 represented all
of the increase. The FHLB advances were used to fund loans and other earnings assets of Regional Bank. Depending upon the level of loan demand, management may again elect to use additional FHLB advances in 1998 as part of its cash management strategy. The Company paid off its long-term debt on December 31, 1997.

Capital Resources

Total shareholders' equity increased $3,195,000 to $31,295,000 at March 31, 1998 as compared to March 31, 1997.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital ("Tier 1") consists of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the allowance for credit losses. At March 31, 1998, Tier 1 capital to total average assets was 11.08%. Total capital to risk-adjusted assets was 23.83%. Both ratios substantially exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Trust Preferred Securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of Trust Preferred Securities cannot constitute more than 25% of the total Tier 1 capital of the Company. Consequently, the amount of Trust Preferred Securities in excess of the 25% limitation will constitute Tier 2 capital of the Company.

The Company declared and paid common dividends of $.28 per share in the first quarter of 1998 and $.23 for the same quarter in 1997. Book value per common share at quarter end increased to $25.02 from $22.46 in 1997. The net adjustment for AFS securities increased book value by $.56 at March 31, 1998 and decreased book value by $.13 at March 31, 1997. Depending on market conditions, the adjustment for AFS securities can cause significant fluctuations in equity.

Liquidity

Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets, and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, loans and securities maturing within one year, and money market instruments. In addition, the Company holds $65,218,000 of AFS securities maturing after one year, which can be sold to meet liquidity needs.

Liquidity is supported by maintaining a relatively stable funding base, which is achieved by diversifying funding sources, extending the contractual maturity of liabilities and limiting reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 83% of total earning assets at March 31, 1998 compared to approximately 89% at March 31, 1997.

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. The Company has not received any recommendations from regulatory authorities that would materially affect liquidity, capital resources or operations.

Rate Sensitivity and Interest Rate Risk

At March 31, 1998, the Company held approximately $181,342,000 in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons. The Company's interest rate sensitivity analysis for the quarter ended March 31, 1998 appears below. Core deposits are distributed or spread among the various repricing categories based upon historical patterns of repricing which are reviewed periodically by management. The assumptions regarding these repricing characteristics greatly influence conclusions regarding interest sensitivity. Management believes its assumptions regarding these liabilities are reasonable.

Effective asset/liability management requires the maintenance of a proper ratio between maturing or repriceable interest-earning assets and interest-bearing liabilities. It is the policy of the Company that rate-sensitive assets less rate-sensitive liabilities to total assets are kept within a range of 80% to 130%. The Company will seek to attain a neutral gap position in 1998 based upon its the belief that the current interest rate environment will remain relatively stable throughout 1998. In any event, the Company does not anticipate that its earnings will be materially impacted in 1998, regardless of the extent or the direction interest rates may vary.

Asset/liability management strategies are developed by the Company to manage market risk. Market risk is the risk of loss in financial instruments including investments, loans, deposits and borrowings arising from adverse changes in prices/rates. Interest rate risk is the Company's primary market risk exposure, and represents the sensitivity of earnings to changes in market interest rates. Stategies are developed that impact asset/liability committee activities based on interest rate risk sensitivity, board policy limits, desired sensitivity gaps and interest rate trends.

Rate Sensitivity Analysis at March 31, 1998
(Dollars in thousands)

                                       Maturing or Repricing

                                                              Over 5
                                                             Years or
                        3 Months   1 Year  3 Years  5 Years Insensitive   Total
Interest-earning assets
  Loans                 $ 65,455 $ 56,019 $ 38,914 $ 34,446  $ 58,739  $253,573
  Securities              23,436   15,272    7,993    6,817    16,006    69,524
  Federal funds sold      19,975                                         19,975
  Interest-bearing
   deposits in banks          47                                             47
  FHLB stock               1,138                                          1,138
    Total interest-
      earning assets     110,051   71,291   46,907   41,263    74,745   344,257
  Other assets                                                 22,944    22,944
  Allowance for
     loan losses                                               (2,803)   (2,803)
       Total assets     $110,051 $ 71,291 $ 46,907 $ 41,263  $ 94,886  $364,398

Interest-bearing liabilities
  Interest-bearing
   demand               $ 16,794  $ 8,399 $  8,397 $  8,397            $ 41,987
  Savings                  8,574    6,388    7,145    7,145              29,252
  Money market            15,999   15,997                                31,996
  Certificate of
   deposit                43,908   57,405   44,234   11,273     $ 598   157,418
  Funds borrowed          12,483   10,080                                22,563
  Trust preferred
   securities                                                  22,425    22,425
    Total interest-
     bearing
     liabilities          97,758   98,269   59,776   26,815    23,023   305,641
  Demand deposits                                              23,368    23,368
  Other liabilities                                             4,094     4,094
  Stockholders' equity                                         31,295    31,295
    Total liabilities
     and Shareholders'
     equity             $ 97,758  $98,269  $59,776  $26,815   $81,780  $364,398

Rate-sensitive gap (assets
  less liabilities)     $ 12,293 ($26,978)($12,869) $14,448   $13,106
Rate-sensitive gap
     (cumulative)       $ 12,293 ($14,685)($27,554)($13,106)
Percent of total
 assets (cumulative)        3.4%    (4.0%)   (7.6%)   (3.6%)
Rate-sensitive assets/
 liabilities (cumulative) 112.6%    92.5%    89.2%    95.4%

The following table provides information about the Company's significant financial instruments at March 31, 1998 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by maturity dates.

Principal Cash Flows and Weighted Average Interest Rates By Maturity Dates (Dollars in thousands)

                                                         There             Fair
March 31          1998    1999    2000    2001    2002   after     Total   value
                                       (Maturity date)
Assets
Investment
 securities
Fixed rate    $  2,200 $ 2,673 $ 1,711 $ 4,364 $ 1,660 $24,386 $ 36,994 $ 36,994
  Avg interest
   rate          5.27%   5.64%   7.00%   6.26%   7.41%   7.16%    6.83%
Variable rate          $    20 $ 3,971 $    48 $    68 $28,422 $ 32,530 $ 32,530
  Avg interest
   rate                  7.00%   5.01%   7.00%   7.63%   6.57%    6.38%

Loans
Fixed rate    $  3,588 $ 4,145 $ 6,630 $11,201 $19,820 $85,210 $130,594 $131,395
  Avg interest
   rate          9.39%   8.80%   9.04%   8.27%   8.75%   9.22%    8.39%
Variable rate $ 14,492 $ 7,595 $ 3,318 $ 2,089 $ 2,066 $93,419 $122,979 $122,979
  Avg interest
   rate          9.24%   9.19%   8.69%   9.27%   8.31%   8.44%    8.60%

Liabilities

NOW, money
 market and
 savings
 deposits
Variable rate $103,235                                         $103,235 $103,235
  Avg interest
   rate          3.08%                                            3.08%

Certificates
 of deposit
Fixed rate    $101,297 $34,220 $13,359 $ 4,764 $ 3,176 $   602 $157,418 $158,384
  Avg interest
   rate          5.33%   5.78%   5.72%   6.05%   6.05%   6.62%    5.50%

Borrowings
Fixed rate    $ 21,985                                         $ 21,985 $ 21,985
  Avg interest
   rate          5.27%                                            5.27%
Variable rate $    578                                         $    578 $    578
  Avg interest
   rate          5.40%                                            5.40%

Trust preferred securities
Fixed rate                                             $22,425 $ 22,425 $ 24,107
  Avg interest
   rate                                                  8.75%    8.75%

The table presents only a static measurement of asset and liability volumes based on maturity, cash flow estimates and interest rates. It does not reflect the differences in the timing and degree of repricing of assets and liabilities due to interest rate changes. In analyzing interest rate sensitivity, management considers these differences and incorporates other assumptions and factors, such as balance sheet growth and prepayments, to better measure interest rate risk. The Company cannot make any assurances as to the outcome of these assumptions, nor can it assess the impact of customer product preference changes and competitive factors as well as other internal and external variables. In addition, this analysis cannot reflect actions taken by the asset/liability management committees; therefore, this analysis should not be relied upon as indicative of expected operating results.

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

Accounting Changes

The Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income, establishing standards for the reporting of comprehensive income and its components in financial statements. Statement No. 130 is applicable to all entities that provide a full set of financial statements. Enterprises that have no items of other comprehensive income in any period presented are excluded from the scope of this Statement.

Statement No. 130 is effective for interim and annual periods beginning after December 15, 1997. Earlier application is permitted. The Company will adopt Statement No. 130 during fiscal year 1998.

The FASB issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which supersedes Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

This standard is effective for financial statement periods beginning after December 15, 1997, and requires comparative information for earlier years to be restated. Due to the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on the Company's future financial statement disclosures.

OTHER

The Securities and Exchange Commission ("Commission") maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including the Company. That address is http://www.sec.gov.

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

                                             INDIANA UNITED BANCORP





April 28, 1998                               By:/s/Robert E. Hoptry
                                                Robert E. Hoptry
                                                Chairman and President




April 28, 1998                               By:/s/Jay B. Fager
                                                Jay B. Fager
                                                Chief Financial Officer,
                                                Treasurer and Principal
                                                Accounting Officer

                          INDIANA UNITED BANCORP

                                 FORM 10-Q

                               EXHIBIT INDEX

Exhibit                                                Page

27               Financial Data Schedule (electronic filing only)