Form 10-Q
period 1998-06-30
INDIANA UNITED BANCORP
filed 1998-08-17
CIK 720002

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED               JUNE 30, 1998

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

     As of June 30, 1998 there were outstanding 2,387,314 shares, without par value of the registrant.

                          INDIANA UNITED BANCORP

                                 FORM 10-Q

                                   INDEX

                                                                         Page
                                                                          No.
PART I.  FINANCIAL INFORMATION

               Item 1.  Financial Statements

                   Consolidated Condensed Balance Sheet                     3

                   Consolidated Condensed Statement of Income               4

                   Consolidated Condensed Statement of Changes in
                      Shareholders' Equity                                  5

                   Consolidated Condensed Statement of Cash Flows           6

                   Notes to Consolidated Condensed Financial Statements  7-10

      Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations               11-21

               Item 3.  Quantitative and Qualitative Disclosures About
                               Market Risk                              22-23

PART II.  OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders         24

      Item 6.  Exhibits and Reports on Form 8-K                            24

      Signatures                                                           25

      Exhibit Index                                                        26

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

                      PART I.  FINANCIAL INFORMATION
                       Item 1.  Financial Statements
                   CONSOLIDATED CONDENSED BALANCE SHEET
                                (Unaudited)
                          (Dollars in thousands)

                                                    June 30,    December 31,
                                                      1998          1997
Assets
   Cash and due from banks                         $ 21,917       $ 41,805
   Interest-bearing demand deposits                   1,553          1,057
   Federal funds sold                                30,200         31,350
                                                     ------         ------
     Cash and cash equivalents                       53,670         74,212
   Securities
      Available for sale                            106,763        102,808
      Held to maturity                               21,398         24,182
   Loans held for sale                                4,105          1,580
   Loans                                            493,720        472,627
   Less: Allowance for loan losses                    5,817          5,452
                                                    -------        -------
      Net loans                                     487,903        467,175
   Premises and equipment                            10,537         10,384
   Core deposit intangibles and goodwill              1,577          1,629
   Other assets                                      10,030         11,774
                                                   --------       --------
       Total assets                                $695,983       $693,744
                                                   ========       ========
Liabilities
   Deposits                                        $589,535       $583,663
   Short-term borrowings                              9,575         14,669
   Federal Home Loan Bank advances                   10,000         10,000
   Other liabilities                                  7,191          7,981
                                                    -------        -------
       Total liabilities                            616,301        616,313
                                                    -------        -------
Guaranteed Preferred Beneficial Interests in
   Company's Subordinated Debentures                 22,425         22,425

Shareholders' equity
   Common stock $1 stated value:
     Authorized--10,000,000 shares
       and 3,000,000 shares
     Issued and outstanding-2,387,314 and
        2,354,278 shares                              2,387          2,354
   Paid-in surplus                                   21,532         21,045
   Accumulated other comprehensive income               868            762
   Retained earnings                                 32,470         30,845
                                                     ------         ------
       Total shareholders' equity                    57,257         55,006
                                                    -------        -------
       Total liabilities and shareholders' equity  $695,983       $693,744
                                                   ========       ========

See notes to consolidated condensed financial statements.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q
                CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                (Unaudited)
                          (Dollars in thousands)

                                     Three months ended     Six months ended
                                          June 30,              June 30,
                                     -----------------    ------------------
                                       1998       1997       1998       1997
                                     ------    -------    -------    -------
Interest income:
   Loans, including fees            $10,829    $ 9,835    $21,302    $19,086
   Investment securities              1,887      2,173      3,771      4,366
   Federal funds sold                   603        197      1,173        362
   Interest-bearing deposits             22          1         39          2
       Total interest income         13,341     12,206     26,285     23,816
Interest expense:
   Deposits                           6,135      5,867     12,172     11,395
   Short-term borrowings                103        151        235        333
   Trust preferred securities           501          -      1,002          -
   Long-term debt                       135        110        270        218
       Total interest expense         6,874      6,128     13,679     11,946
Net interest income                   6,467      6,078     12,606     11,870
   Provision for loan losses            292        290        565        525
Net interest income after provision
   for loan losses                    6,175      5,788     12,041     11,345
Noninterest income:
   Securities gains                      12          -         12          3
   Other operating income             1,478      1,436      2,840      2,570
       Total noninterest income       1,490      1,436      2,852      2,573
Noninterest expense                   5,491      4,237      9,862      8,178
Income before income tax              2,174      2,987      5,031      5,740
   Income tax expense                 1,108      1,069      2,117      2,039
Net income                          $ 1,066    $ 1,918    $ 2,914    $ 3,701


Net income per share (basic)          $0.45      $0.82      $1.23      $1.57
Net income per share (diluted)        $0.45      $0.81      $1.22      $1.56
Cash dividends declared               $0.29      $0.25      $0.57      $0.48

See notes to consolidated condensed financial statements.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

    CONSOLIDATED CONDENSED STATEMENT OF CHANGES TO SHAREHOLDERS' EQUITY
                                (Unaudited)
                          (Dollars in thousands)

                                                      1998      1997
Balances, January 1                                 $55,006   $49,402
Comprehensive income:
  Net income                                          2,914     3,701
  Other comprehensive income, net of tax
    Unrealized gains (losses)
    on securities available for sale
      Unrealized holding gains (losses)
      arising during period                             113       (60)
      Reclassification adjustment for (gains)
      included in net income                             (7)       (2)
                                                      -----     -----
        Net unrealized gains (losses)                   106       (62)
                                                      -----     -----
  Comprehensive income                                3,020     3,639
Exercise of stock options                               520         2
Cash dividends on common stock                       (1,289)   (1,000)
                                                    -------   -------
Balance, June 30                                    $57,257   $52,043
                                                    =======   =======

See notes to consolidated condensed financial statements.


                          INDIANA UNITED BANCORP
                                 FORM 10-Q

              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                (Unaudited)
                          (Dollars in thousands)
                                                           Six months ended
                                                                June 30
                                                            1998       1997
                                                           -----     ------
Cash flows from operating activities:
   Net income                                            $ 2,914    $ 3,701
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                              565        525
      Depreciation and amortization                          590        602
      Amortization and reduction of
       core deposit intangibles                              127        131
      Investment securities (gains) losses                   (12)        (3)
      Change in loans held-for-sale                       (2,525)         -
      Other adjustments                                      985         63
                                                           -----      -----
        Net cash provided by operating activities          2,644      5,019
                                                           -----      -----
Cash flows from investing activities:
   Net change in short-term investments                        -         91
   Purchases of held-to-maturity securities               (1,301)    (3,416)
   Proceeds from maturities and paydowns
     of  securities held-to-maturity                       4,085      1,936
   Purchases of securities available for sale            (19,047)    (4,358)
   Proceeds from maturities and paydowns
     of securities available for sale                     12,096     11,559
   Proceeds from sales of securities
     available for sale                                    3,008        488
   Net change in loans                                   (21,293)   (37,591)
   Purchases of premises and equipment                      (743)    (1,205)
   Proceeds from sale of other real estate                     -        975
   Net change in deposits with other
     financial institutions                                    -        499
   Other investment activities                                 -       (726)
                                                           -----     ------
      Net cash used by investing activities              (23,195)   (31,748)
                                                           -----     ------
Cash flows from financing activities:
   Net change in deposits                                  5,872      3,599
   Deposits assumed in branch
     acquisition, net of premium paid                          -      6,548
   Short-term borrowings                                  (5,094)      (201)
   Payments on long-term debt                                  -       (625)
   Proceeds from issuance of stock                           520          2
   Cash dividends                                         (1,289)    (1,000)
                                                           -----      -----
      Net cash provided (used)
        by financing activities                               (9)     8,323
                                                          ------     ------
Net decrease in cash and cash equivalents                (20,542)   (18,406)
Cash and cash equivalents, beginning of period            74,212     45,381
                                                         -------    -------
Cash and cash equivalents, end of period                 $53,670    $26,975
                                                         =======    =======

See notes to consolidated condensed financial statements.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    (Table dollar amounts in thousands)

NOTE 1.

The significant accounting policies followed by Indiana United Bancorp ("Company"), its wholly owned bank subsidiaries, Union Bank and Trust Company of Indiana ("Union Bank"), Regional Federal Savings Bank ("Regional Bank") and People's Trust Company ("People's), and its subsidiary IUB Capital Trust, for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. Company results reported herein include the financial position and results of operations of the Company combined with the financial position and results of operations of P.T.C. Bancorp as if the merger had occurred on January 1, 1997. All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of those expected for the remainder of the year.

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income includes unrealized gains on securities available for sale, net of tax. Accumulated other comprehensive income and income tax on such income reported are as follows:

                                                     Six Months Ended
                                                          June 30
                                                     1998        1997
Accumulated comprehensive income
   Balance, January 1                                $762        $293
   Net unrealized gains (losses)                      106         (62)
                                                      ---         ---
   Balance, June 30                                   868         231

Income tax expense (benefit):
   Unrealized holding gains (losses)                   75         (40)
   Reclassification adjustments                         5           1

                          INDIANA UNITED BANCORP
                                 FORM 10-Q
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    (Table dollar amounts in thousands)


NOTE 2.                                June 30, 1998      December 31, 1997
                                      ----------------    ------------------
                                      Amortized   Fair    Amortized    Fair
                                         Cost     Value      Cost      Value
                                      --------  --------  --------   -------
Securities Available for Sale
   Federal agencies                   $ 40,555  $ 41,527  $ 45,036   $45,954
   State and municipal                   8,140     8,276     7,063     7,205
   Corporate and other securities        9,159     9,243     4,257     4,255
   Mortgage-backed securities           47,461    47,717    45,179    45,394
                                      --------  --------  --------  --------
     Totals                           $105,315  $106,763  $101,535  $102,808
                                      ========  ========  ========  ========

                                       June 30, 1998      December 31, 1997
                                      Amortized   Fair   Amortized   Fair
                                         Cost     Value    Cost      Value
Securities Held to Maturity
   Federal agencies                          -         -         -         -
   State and municipal                 $20,431   $20,670   $22,741   $23,012
   Corporate and other securities          967       967     1,441     1,563
   Mortgage-backed securities                -         -         -         -
                                       -------   -------   -------   -------
     Totals                            $21,398   $21,637   $24,182   $24,575
                                       =======   =======   =======   =======

NOTE 3.                                             June 30      Dec 31
                                                      1998        1997
Loans:                                             --------    --------
   Commercial and industrial loans                 $ 40,653    $ 44,341
   Agricultural production financing                 18,027      15,991
   Farm real estate                                  37,784      38,802
   Commercial real estate mortgage                   84,871      81,549
   Residential real estate mortgage                 218,536     208,327
   Construction and development                      24,846      15,797
   Consumer                                          67,847      66,479
   Government guaranteed loans purchased              1,156       1,341
                                                   --------    --------
     Total loans                                   $493,720    $472,627
                                                   ========    ========

Underperforming loans:
   Nonaccruing loans                                   $653        $755
   Accruing loans contractually past due 90 days
     or more as to principal or interest payments       267         375

                          INDIANA UNITED BANCORP
                                 FORM 10-Q
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    (Table dollar amounts in thousands)


NOTE 3 (continued).
                                                     June 30     June 30
                                                       1998        1997
Allowance for loan losses:                             ----        ----
   Balances, January 1                               $5,452      $4,506
   Provision for losses                                 565         525
   Recoveries on loans                                  120         212
   Loans charged off                                   (320)       (805)
                                                     ------      ------
   Balances, end of period                           $5,817      $4,438
                                                     ======      ======

NOTE 4.                                              June 30     Dec 31
                                                       1998       1997
Deposits:                                             -----      ------
   Noninterest-bearing demand                      $ 60,898    $ 66,841
   Interest-bearing demand                           96,871      89,497
   Money market deposit accounts                     36,604      36,564
   Savings                                           60,724      57,937
   Certificates of deposit $100,000 or more          50,017      38,377
   Other certificates and time deposits             284,421     294,447
                                                    -------     -------
     Total deposits                                $589,535    $583,663
                                                   ========    ========

NOTE 5.                                             June 30      Dec 31
                                                      1998        1997
Short-term borrowings:                                ----        ----
   Securities sold under repurchase agreements       $6,859     $11,825
   U.S. Treasury demand notes                         2,716       2,844
                                                     ------     -------
     Total short-term borrowings                     $9,575     $14,669
                                                     ======     =======

                          INDIANA UNITED BANCORP
                                 FORM 10-Q
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    (Table dollar amounts in thousands)


NOTE 6.

Earnings per share (EPS) were computed as follows:

For the three months ended June 30,             1998                        1997
                                      ----------------------      ------------------------
                                              Weighted    Per             Weighted    Per
                                       Net     Average   Share    Net      Average   Share
                                     Income    Shares   Amount   Income    Shares   Amount
                                     ------   -------   ------   ------   -------   ------
Basic earnings per share:
  Income available to
  common shareholders                $1,066  2,377,149   $0.45   $1,918  2,352,183   $0.82
                                                         -----                       -----
Effect of dilutive securities             -      6,016                -     15,630
                                     ------  ---------           ------  ---------
Diluted earnings per share:
  Income available to
  common shareholders and
  assumed conversion                 $1,066  2,383,165   $0.45   $1,918  2,367,813   $0.81
                                     ======  =========   =====   ======  =========   -----

For the six months ended June 30,               1998                        1997
                                              Weighted    Per             Weighted     Per
                                       Net     Average   Share     Net     Average    Share
                                     Income    Shares   Amount   Income    Shares    Amount
Basic earnings per share:
  Income available to
  common shareholders                $2,914  2,365,777   $1.23   $3,702  2,352,119   $1.57
                                                         -----                        ----
Effect of dilutive securities             -     13,146                -     15,962
                                     ------  ---------           ------  ---------
Diluted earnings per share:
  Income available to
  common shareholders and
  assumed conversion                 $2,914  2,378,923   $1.22   $3,702  2,368,081   $1.56
                                     ======  =========   =====   ======  =========   =====

                          INDIANA UNITED BANCORP
                                 FORM 10-Q
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    (Table dollar amounts in thousands)

NOTE 7.

Business Combination

On April 30, 1998, the Company completed the merger with P.T.C. Bancorp ("PTC"), Brookville, Indiana. The transaction was accounted for using the pooling-of-interests method of accounting. The Company issued 1,136,417 shares of its common stock to shareholders of PTC. Merger and related costs of $926,446 were charged against net income during the quarter ended June 30, 1998.

The financial information contained herein reflects the merger and reports the financial condition and results of operations as though the merger occurred as of January 1, 1997. Separate operating results of the combined enterprises for the periods prior to the merger were as follows:

(Dollars in thousands)
                                 Three months ended       Six months ended
                                       June 30                 June 30
                                   -------------            -------------
                                   1998       1997        1998         1997
                                   ----       ----        ----         ----
Net interest income:
   Indiana United Bancorp        $5,441     $3,301     $ 8,606      $ 6,447
   P.T.C. Bancorp                 1,026      2,777       4,000        5,423
                                 ------     ------     -------      -------
      Combined                   $6,467     $6,078     $12,606      $11,870
                                 ======     ======     =======      =======
Net income:
   Indiana United Bancorp        $  665     $1,069     $ 1,445      $ 1,961
   P.T.C. Bancorp                   401        849       1,469        1,740
                                 ------     ------     -------      -------
      Combined                   $1,066     $1,918     $ 2,914      $ 3,701
                                 ======     ======     =======      =======
Basic earnings per share:
   Indiana United Bancorp         $ .28      $ .46       $ .61        $ .83
   P.T.C. Bancorp                   .17        .36         .62          .74
                                  -----      -----       -----        -----
      Combined                    $ .45      $ .82       $1.23        $1.57
                                  =====      =====       =====        =====
Diluted earnings per share:
   Indiana United Bancorp         $ .28      $ .45       $ .61        $ .83
   P.T.C. Bancorp                   .17        .36         .61          .73
                                  -----      -----       -----        -----
      Combined                    $ .45      $ .81       $1.22        $1.56
                                  =====      =====       =====        =====

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

Business Combination

On April 30, 1998, the Company completed the merger with P.T.C. Bancorp ("PTC"), Brookville, Indiana. The transaction was accounted for using the pooling-of-interests method of accounting. The Company issued 1,136,417 shares of its common stock to shareholders of PTC. Merger and related costs of $926,446 were charged against net income during the quarter ended June 30, 1998. The financial information contained herein reflects the merger and reports the financial condition and results of operations as though the merger occurred as of January 1, 1997.

Business Strategy

The Company holds either first or second market share positions as measured by total deposits in several of the markets it serves and intends to pursue growth strategies that result in meaningful market share positions in other rural or suburban communities. The Company has sought to identify potential acquisitions in markets that offer prospects of benefiting from its community banking philosophy and will likely result in meaningful market share.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

In conformity with this strategy, the Company on April 30, 1998 merged with PTC, a bank holding company headquartered in Brookville, Indiana with total assets of $322 million. The transaction was regarded by both companies as a merger of equals and has integrated the management and directors of both organizations.

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

The Company previously reported an agreement to acquire two branches in Alexandria and Anderson, Indiana having deposits of approximately $32 million. Subsequently, the Company agreed to acquire branches in Frankton and Fortville, Indiana. To compliment this geographic symmetry of locations within 15 miles of Anderson, the Company has also agreed to acquire a closed branch in Chesterfield, Indiana. Three of these branch purchases will be completed on July 17, 1998, with the remaining purchases expected to be completed in September or October. These branches will be integrated into Union Bank and represent deposits of approximately $70 million in the greater Anderson market.

The Company has also recently agreed to acquire three branches strategically located in Regional Bank's market. These branches are located in Charlestown, Georgetown, and Galena, Indiana and are expected to add more than $50 million of deposits to Regional Bank's customer base in Clark and Floyd counties. Subject to regulatory approval, these branch acquisitions are scheduled to be completed in September.

Management realized that if the Company was successful in increasing assets significantly through branch acquisitions, the regulatory capital of the Company would have been below levels acceptable to management and regulatory authorities. In preparation for significant growth, the Company issued $22,425,000 of cumulative Trust Preferred Securities in December 1997. These securities can be used to meet regulatory capital requirements within prescribed limits. The Company has utilized a portion of the net proceeds received to retire its long-term debt and is employing the remaining funds to finance growth which includes branch acquisitions, the establishment of de novo branches, acquisitions of other financial institutions and various other corporate purposes.

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

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Year 2000 Computer Issues

In the next eighteen months, many businesses will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. In early 1997, in consultation with software and hardware providers and bank regulators, the Company began the process of identifying any changes that may be required to its computer programs and hardware to become year 2000 compliant. While the Company believes it is taking all appropriate steps to assure year 2000 compliance, it is dependent on vendor compliance to some extent. The Company is requiring its systems and software vendors to represent that the services and products provided are, or will be, year 2000 compliant, and is currently conducting a program of testing compliance. The Company estimates that its costs related to year 2000 compliance will not be material.

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

Results of Operations

Earnings for the second quarter of 1998 decreased 45% to $1,066,000 as compared to the same quarter of 1997. Earnings for the first half of 1998 decreased 21% to $2,914,000 as compared to the same period in 1997.

Noninterest income in 1997 reflects approximately $179,000 of nonrecurring other income. Mortgage banking activities increased $245,000 over the prior year.

Service charge income increased a total of $26,000 over the prior year period. Merger expenses of $926,000 were recorded in the second quarter of 1998. Other noninterest expense reflects increases in several areas.

Per share earnings (diluted) for the second quarter equaled $.45 in 1998, compared to $.81 in 1997. Per share earnings (diluted) for the first half of 1998 and 1997 were $1.22 and $1.56 respectively.

The Company's return on average total assets for the second quarter was
 .58% in 1998 compared to 1.19% in 1997.    Year-to-date return on average
assets was .82% and 1.15% for 1998 and 1997. Return on average common shareholders' equity for the second quarter was 7.00% in 1998 and 14.75% in 1997. Year-to-date return on average shareholders' equity was 9.93% and 14.23% for 1998 and 1997.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Net Interest Income

Net interest income is influenced by the volume and yield of earning assets and the cost of interest-bearing liabilities. Net interest margin reflects the mix of interest-bearing and noninterest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Second quarter net interest income of $6,467,000 in 1998 increased 6% from $6,078,000 in 1997. The first six months of net interest income increased by $736,000 or 6% over the same period in 1997.

Throughout the past two years, the Company employed a deposit-pricing strategy focused on retaining and attracting lower cost short-to-moderate term funds. Management correctly anticipated a relatively flat rate environment throughout this period. The Company believes this strategy greatly enhanced net interest income and will also have a positive effect on current year earnings.

Due to the impact of the interest expense associated with the trust preferred securities issued in December of 1997, net interest margin decreased to 3.93% or 16 basis points less than the same period last year. As indicated previously, the interest cost of the regulatory capital these funds represent will have an adverse effect on 1998 results of operations. Even if management achieves its short-term growth goals, it is likely that earnings will be adversely affected since the cost of the trust preferred securities will not be offset immediately.

Provision for Loan Losses

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Possible Loan Losses".

Noninterest Income

Second quarter noninterest income in 1998 exceeded the prior year by $54,000 or 4%, and as previously mentioned, was impacted in 1997 by nonrecurring noninterest income of $179,000. Noninterest income in the first six months of 1998 exceeded the prior year period by $279,000 or 11%. Nonrecurring noninterest income of $179,000 was realized on the sale of real estate acquired in lieu of foreclosure in 1997. Security gains of $12,000 were realized in 1998 compared to a $3,000 gain for the same period last year.

Service charges on deposit accounts increased in 1998 by $26,000 primarily due to continued growth in interest-bearing checking accounts. Deposit growth and interest rate variables affect service charge income. Trust income increased $18,000 over 1997 due to estate income and a strong stock market. The level of estate assets administered may cause trust income to fluctuate significantly from year to year.

Mortgage banking income, which consists of gains (losses) on loan sales and service fee income was $115,000 higher for the second quarter of 1998 compared to the same period in 1997, and $245,000 more for the six month period ended June 30, 1998 compared to the same period in 1997. Increased mortgage origination activity began early in 1997 and has continued.
During this period of time, the long-term interest rates charged on mortgages eased and the Company experienced significant refinancing and originations.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q


(Dollars in thousands)                       1998                1997
                                       ---------------     --------------
                                                  Six                 Six
                                       2nd Qtr   Months    2nd Qtr   Months
                                       -------   ------     ------   ------
Insurance commissions                   $  156   $  266     $  154   $  264
Trust fees                                  73      144         65      126
Mortgage banking income                    323      650        208      405
Service charges on deposit accounts        456      895        441      869
Gain on sales of securities                 12       12          -        3
Other income                               470      885        568      906
                                        ------   ------     ------   ------
                                        $1,490   $2,852     $1,436   $2,573
                                        ======   ======     ======   ======

Noninterest Expense

The largest component of noninterest expense is personnel expense. Personnel expenses increased in the first half of 1998 by $448,000, or 10% as compared to the prior year period. Improvements in technology implemented throughout the past two years have enabled the Company to effectively control staffing levels. Normal staff salary adjustments and increased benefit costs were incurred in both 1998 and 1997. Personnel expenses in 1998 are expected to increase more than in 1997 due to a corporate-wide initiative to restructure salary ranges.

Deposit insurance premiums for the first six months were $15,000 more in 1998 than the prior year period due to higher levels of deposits. Since the Bank Insurance Fund ("BIF") reached a mandated funding level in 1995, the assessment rate for the Company's commercial banks was reduced to the $2,000 minimum level permissible in 1996, and increased to 1.29 cents per $100 of deposits in 1998 and 1997, which is the lowest prevailing assessment rate.

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

A ratio frequently used to measure the efficiency of a financial institution is computed by dividing noninterest expense by the total of tax-effected net interest income plus noninterest income excluding securities gains or losses. The lower the ratio, the more efficient the Company is in managing net interest margin, noninterest income and noninterest expense. The Company's efficiency ratios were 62.68% for the first half of 1998 compared to 55.46% for the same period in 1997. The first six months efficiency ratio in 1998 has been adversely impacted by the issuance of the Trust Preferred Securities in late 1997 and merger expense of $926,000 recorded in the second quarter of 1998.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q


(Dollars in thousands)                       1998                1997
                                        ---------------      ---------------
                                                   Six                 Six
                                        2nd Qtr   Months     2nd Qtr  Months
                                        -------   ------     -------  ------
Salaries and employee benefits           $2,488   $4,920      $2,302  $4,472
Premises and equipment expenses             685    1,384         706   1,377
Professional  fees                          114      203         138     225
Amortization of core deposit intangibles
  and goodwill                               75      127          40      77
Deposit insurance/supervisory assessmen      53       99          44      84
Stationery, printing, supplies              176      324         162     301
Insurance                                    38       75          37      73
Postage                                     100      206          87     181
Merger expenses                             926      926
Other operating expenses                    836    1,598         721   1,388
                                         ------   ------      ------  ------
                                         $5,491   $9,862      $4,237  $8,178
                                         ======   ======      ======  ======

Income Taxes

The effective tax rate for the first six months was 42% for 1998 and 36% for 1997. The Company and its subsidiaries will file consolidated income tax returns for 1998.

Financial Condition

Total average assets in the 1998 period increased $63,614,000 over the comparable period in the prior year.

June 30, 1998 assets increased to $695,983,000 from $693,744,000 at
December 31, 1997. Securities maturities and repayments, as well as decreased levels of federal funds sold and cash and due from banks, funded loan growth in 1998.

Average earning assets represented 95% of average total assets for the first half of 1998 and 1997. Average loans represented approximately 70% of average assets in the first six months of 1998 and 1997. Management intends to continue its emphasis on loan growth throughout 1998.

Average noninterest-bearing deposits at June 30, 1998 increased 9% in 1998 compared to the same period in 1997. Average interest-bearing deposits increased $28,439,000 or 6% in the first six months of 1998 compared to the same period in 1997. Average interest-bearing demand deposits increased $7,547,000 or 9% in the 1998 period compared to the 1997 period, primarily due to the continued growth of an interest-bearing checking account introduced early in 1996. Average money market investment accounts increased 5% as compared to the prior year. Average certificates of deposit and other time deposits increased 6% at June 30, 1998 compared to the same date in 1997.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

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

Trust Preferred Securities in the amount of $22,425,000 were issued on December 9, 1997. The holders of the Trust Preferred Securities are entitled to receive preferential cumulative cash distributions, payable quarterly, at the annual rate of 8.75% of the liquidation amount of $10 per security. The Company has the right, so long as no default has occurred, to defer payment of interest at any time, or from time to time for a period not to exceed 20 consecutive quarters with respect to each deferral period. Currently, management has no intention of deferring the payment of interest. The Trust Preferred Securities have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the common stock. The holders of the Trust Preferred Securities have no voting rights except in limited circumstances. The Trust Preferred Securities are traded on the NASDAQ National Market under the symbol "IUBCP". The Trust Preferred Securities are not insured by the BIF, SAIF or FDIC, or by any other governmental agency. The Trust Preferred Securities qualify as Tier 1 capital or core capital with respect to the Company under the risk based capital guidelines established by the Federal Reserve. Under such guidelines, the Trust Preferred Securities cannot constitute more than 25% of the total core capital of the Company. The amount of Trust Preferred Securities in excess of the 25% limitation will constitute Tier 2 capital, or supplementary capital, of the Company.

Shareholders' equity was $57,257,000 on June 30, 1998 compared to $52,043,000 on June 30, 1997. Book value per common share increased to $23.98 or 3% from $23.36 at year-end 1997. The unrealized gain on securities available for sale, net of taxes, totaled $868,000 or $.36 per share at June 30, 1998 compared to an unrealized gain of $762,000 or $.32 per share at December 31, 1997. Excluding the net unrealized gains or losses on securities available for sale, book value per share was $23.62 at June 30, 1998 or an increase of 3% over the comparable book value at year-end 1997.

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

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Total loans increased $21,093,000 or 4% since December 31, 1997, primarily reflecting the expansion of the mortgage loan portfolio due to originations and refinancing in the current mortgage interest rate environment. Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 44% of total loans at June 30, 1998 and 1997. The Company's recent emphasis on increasing consumer loans has provided greater diversification within the portfolio and generated higher gross yields than residential real estate loans.

On June 30, 1998, the Company had $4,105,000 of residential real estate loans held for sale. Prior to the merger with PTC, the Company traditionally made loans only for its own portfolio and did not follow the practice of many other financial institutions of originating loans for sale in the secondary market. People's has engaged in mortgage banking activities for a period of time. In early 1997, mortgage loan origination activity increased and has continued to the present time. This program assists the Company in serving all segments of the community without incurring unacceptable levels of credit exposure or interest rate risk and provides additional fee income.

The Company regards its ability to identify and correct loan quality problems as one of its greatest strengths. Loans are placed in a nonaccruing status when in management's judgment the collateral value and/or the borrower's financial condition do not justify accruing interest. As a general rule, commercial and real estate loans are reclassified to nonaccruing status at or before becoming 90 days past due. Interest previously recorded but not deemed collectible is reversed and charged against current income. Subsequent interest payments collected on nonaccrual loans may thereafter be recognized as interest income or may be applied as a reduction of the loan balance, as circumstances warrant. Non-real estate secured consumer loans are not placed in nonaccruing status, but are charged off when policy-determined delinquent status is reached. The provision for loan losses was $565,000 in 1998 compared to $525,000 in 1997. The provisions in 1998 and 1997 reflected both overall loan growth and an increase in greater risk-profile consumer loans.

Net chargeoffs were $200,000 at June 30, 1998 compared to $593000 on June 30, 1997. As a percentage of average loans, net chargeoffs equaled .04% and .14% respectively for June 30, 1998 and 1997. In prior years, the Company outperformed its peer group's net loan loss average and that trend is expected to continue in 1998. Management is not aware of any trend which is likely to cause the level of net chargeoffs in 1998 to materially exceed the level of chargeoffs experienced in 1997, beyond the impact of loans acquired as the result of the purchase of branches.

Foreclosed real estate held by the Company at June 30, 1998 was $24,000.

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

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least monthly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and the amount and composition of growth expectations. The allowance for loan losses as of June 30, 1998 is considered adequate by management.

Investment Securities

Investment securities offer flexibility in the Company's management of interest rate risk, and is an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company's investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of June 30, 1998, $106,763,000 of investment securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. A net unrealized gain of $1,448,000 was recorded to adjust the AFS portfolio to current market value at June 30, 1998, compared to a net unrealized gain of $392,000 at June 30, 1997.

Since 1997, the Company has lengthened the maturity of security purchases, relative to the present balance of the portfolio. In the current interest rate environment, with a flat yield curve, most security purchases have had a stated maturity not exceeding five years.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under repurchase agreements ("Repos") and shareholders' equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits were 89% and 93% of total earning assets at June 30, 1998 and 1997. Total interest-bearing deposits averaged 91% of average total deposits at June 30, 1998 and 1997. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

Average short-term borrowings decreased $3,091,000 or 25% due mainly to the decrease in the use of Repos. Repos are high denomination investments utilized by public entities and commercial customers as an element of their cash management responsibilities. Repos are not subject to FDIC assessment so they are less costly than large certificates of deposit. With the reduction in the FDIC assessment, Repos do not offer as much cost advantage as previously experienced. Management has utilized large denomination certificates of deposit since year end 1996 to replace a portion of customer funds previously invested in Repos.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Average long-term debt increased $4,233,000 at June 30, 1998 compared to
June 30, 1997.   FHLB advances that mature in early 1999 represented all of the increase. The FHLB advances were used to fund loans and other earnings assets of Regional Bank. Depending upon the level of loan demand, management may again elect to use additional FHLB advances in 1998 as part of its cash management strategy. The Company paid off its long-term debt on December 31, 1997.

Capital Resources

Total shareholders' equity increased $5,214,000 to $57,257,000 at June 30, 1998 as compared to June 30, 1997.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital consists of shareholders' equity less AFS adjustment, while Tier 1 consists of core capital less goodwill and intangibles. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for credit losses. At June 30, 1998, Tier 1 capital to total average assets was 11.82%. Total capital to risk-adjusted assets was 18.11%. Both ratios substantially exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Trust Preferred Securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of Trust Preferred Securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of Trust Preferred Securities in excess of the 25% limitation will constitute Tier 2 capital of the Company.

The Company declared and paid common dividends of $.29 per share in the second quarter of 1998 and $.25 for the same quarter in 1997. Common dividends declared and paid year-to-date total $.57 and $.48 per share respectively for 1998 and 1997. Book value per common share at June 30, 1998 increased to $23.98 from $23.36 at year-end 1997. The net adjustment for AFS securities increased book value by $.36 at June 30, 1998 and increased book value by $.32 at December 31, 1997. Depending on market conditions, the adjustment for AFS securities can cause significant fluctuations in equity.

On July 31, 1998, the Company announced it has approved a two-for-one stock split with respect to its common shares. The stock split will be effected in the form of a share dividend, with a dividend of one common share declared issuable on August 31, 1998 for each common share outstanding to shareholders of record as of August 17, 1998. Starting in the third quarter of 1998, per share data will be restated to reflect the additional shares issued.

Liquidity

Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets, and higher interest expense involved in extending liability maturities. Liquid assets include cash and

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

cash equivalents, loans and securities maturing within one year, and money market instruments. In addition, the Company holds AFS securities maturing after one year, which can be sold to meet liquidity needs.

Liquidity is supported by maintaining a relatively stable funding base, which is achieved by diversifying funding sources, extending the contractual maturity of liabilities and limiting reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 89% of total earning assets at June 30, 1998 compared to approximately 93% at June 30, 1997.

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. The Company has not received any recommendations from regulatory authorities that would materially affect liquidity, capital resources or operations.

Rate Sensitivity and Interest Rate Risk

At June 30, 1998, the Company held approximately $371,073,000 in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons. Core deposits are distributed or spread among the various repricing categories based upon historical patterns of repricing which are reviewed periodically by management. The assumptions regarding these repricing characteristics greatly influence conclusions regarding interest sensitivity. Management believes its assumptions regarding these liabilities are reasonable.

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

Asset/liability management strategies are developed by the Company to manage market risk. Market risk is the risk of loss in financial instruments including investments, loans, deposits and borrowings arising from adverse changes in prices/rates. Interest rate risk is the Company's primary market risk exposure, and represents the sensitivity of earnings to changes in market interest rates. Strategies are developed that impact asset/liability committee activities based on interest rate risk sensitivity, board policy limits, desired sensitivity gaps and interest rate trends.

OTHER

The Securities and Exchange Commission ("Commission") maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including the Company. That address is http://www.sec.gov.

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Principal Cash Flows and Weighted Average Interest Rates By Maturity Dates
(Dollars in thousands)

                                                                            There                  Fair
June 30                     1998      1999      2000      2001     2002     after      Total      value
                                             (Maturity date)
Assets

Investment securities
Fixed rate               $ 8,119   $19,196   $11,635   $13,076   $5,582   $24,490   $ 82,098   $ 82,337
  Avg interest rate        6.42%     6.43%     6.83%     6.48%    6.94%     7.38%      6.77%

Variable rate                      $    17   $ 4,401      $59     $ 783   $40,803   $ 46,063   $ 46,063
  Avg interest rate                  7.00%     5.19%    7.42%     7.68%     6.76%      6.63%

Loans

Fixed rate               $20,370   $19,613   $14,854  $23,960   $20,972  $109,170   $208,939    $210,221
  Avg interest rate        8.96%     8.97%     8.95%    7.93%     8.65%     8.03%      8.31%

Variable rate            $95,367   $65,153   $23,103  $11,479   $ 2,015  $ 87,664   $284,781    $284,781
  Avg interest rate        9.11%     8.53%     8.46%    8.35%     8.36%     8.25%      8.62%

Liabilities

NOW, money market
  and savings deposits

Variable rate           $194,199                                                    $194,199    $194,199
  Avg interest rate        2.95%                                                       2.95%

Certificates of deposit

Fixed rate              $239,351   $54,623   $25,403  $ 6,982   $ 4,654   $   551   $331,564    $333,616
  Avg interest rate        5.51%     5.74%     5.75%    6.01%     6.01%     6.64%      5.51%

Variable rate           $  2,874                                                    $  2,874    $  2,874
  Avg interest rate        5.51%                                                       5.51%

Borrowings

Fixed rate              $  6,859                                                    $  6,859    $  6,859
  Avg interest rate        4.63%                                                       4.63%

Variable rate           $  2,716                                                    $  2,716    $  2,716
  Avg interest rate        5.40%                                                       5.40%

Trust preferred securities

Fixed rate               $22,425                                                      $22,425   $ 24,107
  Avg interest rate        8.75%                                                       8.75%

                          INDIANA UNITED BANCORP
                                 FORM 10-Q

The preceding table provides information about the Company's significant financial instruments at June 30, 1998 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by maturity dates.

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

                          INDIANA UNITED BANCORP

                                 FORM 10-Q

                        PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Registrant held a Special Meeting of shareholders on April 28, 1998 to approve the merger with P.T.C. Bancorp. Of the 1,250,897 shares outstanding, 1,019,549 shares were represented at the meeting and 1,018,299 shares voted in favor the merger, 769 shares voted against the merger, and 481 shares abstained.

         The Registrant held its Annual Meeting of shareholders on June 23, 1998 at which the following persons were (re)elected to the Board of Directors for a one year term.

                     William G. Barron
                     Philip A. Frantz
                     Robert E. Hoptry
                     Martin G. Wilson
                     Edward J. Zoeller
                     Robert S. Dunevant
                     James L. Saner, Sr.
                     Dale E. Smith
                     John E. Back
                     Dale J. Deffner

         The selection of Olive LLP as the Registrant's independent auditors for 1998 was ratified and approved. An increase in the number of authorized shares from 3,000,000 shares to 10,000,000 shares was also ratified and approved.

         At the Annual Meeting, of the 2,387,314 shares outstanding, there were 1,783,354 shares represented, and at least 99.6% were cast for each of the persons elected as directors.

         Olive LLP was ratified by 1,779,591 shares for, 874 shares against, and 2,888 shares abstained. The increase in the authorized number of shares was ratified by 1,736,479 shares for, 40,944 shares against, and 5,931 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K

         a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

             27:  Financial Data Schedule (electronic filing only)

         b)  Reports on Form 8-K

             Report on Form 8-K was filed on May 13, 1998 related to the merger with P.T.C. Bancorp.

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

                                             INDIANA UNITED BANCORP





August 14, 1998                              By: /s/Robert E. Hoptry
                                                    Robert E. Hoptry
                                                    Chairman and Chief
                                                    Executive Officer




August 14, 1998                              By: /s/Jay B. Fager
                                                    Jay B. Fager
                                                    Chief Financial Officer
                                                    and Treasurer

                           INDIANA UNITED BANCORP

                                 FORM 10-Q

                               EXHIBIT INDEX

Exhibit                                                             Page

  27         Financial Data Schedule (electronic filing only)