Form 10-Q
period 1998-09-30
INDIANA UNITED BANCORP
filed 1998-11-13
CIK 720002

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED                           SEPTEMBER 30, 1998
                                            ------------------
COMMISSION FILE NUMBER                             0-12422
                                                   -------

                            INDIANA UNITED BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            INDIANA                                 35-1562245
--------------------------------                -------------------
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                 Identification No.)

                  201 NORTH BROADWAY GREENSBURG, INDIANA 47240
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (812) 663-0157
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
     As of September 30, 1998 there were outstanding 4,774,628 shares, without par value of the registrant.

                             INDIANA UNITED BANCORP

                                   FORM 10-Q

                                     INDEX

                                                                         Page
                                                                          No.
PART I.  FINANCIAL INFORMATION                                           ----

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheet                     3

                  Consolidated Condensed Statement of Income               4

                  Consolidated Condensed Statement of Changes in
                     Shareholders' Equity                                  5

                  Consolidated Condensed Statement of Cash Flows           6

                  Notes to Consolidated Condensed Financial Statements  7-11

         Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations           12-22

         Item 3.  Quantitative and Qualitative Disclosures About
                         Market Risk                                   23-24

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                        24

         Signatures                                                       25

         Exhibit Index                                                    26

                             INDIANA UNITED BANCORP
                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  (Unaudited)
                             (Dollars in thousands)

                                                           September 30,     December 31,
                                                               1998              1997
                                                           -------------     ------------
Assets
   Cash and due from banks                                   $ 21,638         $ 41,805
   Interest-bearing demand deposits                             1,535            1,057
   Federal funds sold                                          41,850           31,350
                                                             --------         --------
     Cash and cash equivalents                                 65,023           74,212
   Securities
      Available for sale                                      139,897          102,808
      Held to maturity                                         20,324           24,182
   Loans held for sale                                          4,332            1,580
   Loans                                                      519,312          472,627
   Less: Allowance for loan losses                              5,931            5,452
                                                             --------         --------
      Net loans                                               513,381          467,175
   Premises and equipment                                      12,257           10,384
   Core deposit intangibles and goodwill                       11,371            1,629
   Other assets                                                13,169           11,774
                                                             --------         --------
       Total assets                                          $779,754         $693,744
                                                             --------         --------

Liabilities
   Deposits                                                  $672,180         $583,663
   Short-term borrowings                                        8,501           14,669
   Federal Home Loan Bank advances                             10,000           10,000
   Other liabilities                                            7,658            7,981
                                                             --------         --------
       Total liabilities                                      698,339          616,313
                                                             --------         --------

Guaranteed Preferred Beneficial Interests in
   Company's Subordinated Debentures                           22,425           22,425

Shareholders' equity Common stock $1 stated value:
     Authorized--10,000,000 shares and 3,000,000 shares
     Issued and outstanding--4,774,628 and
        4,708,556 shares                                        4,775            4,709
   Paid-in surplus                                             19,145           18,690
   Accumulated other comprehensive income                       1,564              762
   Retained earnings                                           33,506           30,845
                                                             --------         --------
       Total shareholders' equity                              58,990           55,006
                                                             --------         --------
       Total liabilities and shareholders' equity            $779,754         $693,744
                                                             --------         --------

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                   FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                  (Unaudited)
                             (Dollars in thousands)

                                             Three months ended        Nine months ended
                                                September 30,             September 30,
                                             ------------------        -----------------
                                              1998        1997          1998        1997
                                            --------------------      --------------------
Interest income:
   Loans, including fees                    $11,191      $10,349      $32,493      $29,704
   Investment securities                      2,186        2,032        5,957        6,398
   Other interest earning assets                349          166        1,561          530
                                            -------      -------      -------      -------
       Total interest income                 13,726       12,547       40,011       36,632
                                            -------      -------      -------      -------
Interest expense:
   Deposits                                   6,465        6,024       18,637       17,485
   Trust preferred securities                   511            -        1,513            -
   Notes payable                                234          281          739          833
                                            -------      -------      -------      -------
       Total interest expense                 7,210        6,305       20,889       18,318
                                            -------      -------      -------      -------
Net interest income                           6,516        6,242       19,122       18,314
   Provision for loan losses                    293          268          858          793
                                            -------      -------      -------      -------
Net interest income after provision
   for loan losses                            6,223        5,974       18,264       17,521
                                            -------      -------      -------      -------
Noninterest income:
   Securities gains (losses)                     24          (75)          36          (72)
   Other operating income                     1,361        1,165        3,938        3,301
                                            -------      -------      -------      -------
       Total noninterest income               1,385        1,090        3,974        3,229
                                            -------      -------      -------      -------
Noninterest expense                           4,942        4,173       14,541       12,119
                                            -------      -------      -------      -------
Income before income tax                      2,666        2,891        7,697        8,631
   Income tax expense                           938        1,023        3,055        3,062
                                            -------      -------      -------      -------
Net income                                  $ 1,728      $ 1,868      $ 4,642      $ 5,569
                                            -------      -------     --------      -------


Net income per share (basic)                  $0.36        $0.40        $0.98        $1.18
Net income per share (diluted)                $0.36        $0.39        $0.97        $1.18
Cash dividends declared                      $0.145        $0.13        $0.43        $0.37

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                   FORM 10-Q

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES TO SHAREHOLDERS' EQUITY
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                   1998              1997
                                                                                  ------            ------
Balances, January 1                                                              $55,006           $49,402
Comprehensive income:
  Net income                                                                       4,642             5,569
  Other comprehensive income, net of tax
    Unrealized gains (losses)
    on securities available for sale
      Unrealized holding gains (losses) arising during period                        824               316
      Reclassification adjustment for losses (gains) included in net income          (22)               43
                                                                                 -------           -------
        Net unrealized gains (losses)                                                802               359
                                                                                 -------           -------
  Comprehensive income                                                             5,444             5,928
Exercise of stock options                                                            520                28
Cash dividends on common stock                                                    (1,980)           (1,535)
                                                                                 -------           -------
Balances, September 30                                                           $58,990           $53,823
                                                                                 -------           -------

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                   FORM 10-Q

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                           Nine months ended
                                                                              September 30
                                                                           -----------------
                                                                          1998           1997
                                                                         ------         ------
Cash flows from operating activities:
   Net income                                                           $ 4,642        $ 5,569
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                                             858            793
      Depreciation and amortization                                         895            904
      Amortization of intangibles                                           184            196
      Investment securities (gains) losses                                  (36)            72
      Change in loans held-for-sale                                      (2,752)             -
      Other adjustments                                                  (2,594)          (136)
                                                                        -------        -------
        Net cash provided by operating activities                         1,197          7,398
                                                                        -------        -------

Cash flows from investing activities:
   Net change in short-term investments                                       -             86
   Purchases of held-to-maturity securities                                (959)        (3,416)
   Proceeds from maturities and paydowns
     of  securities held-to-maturity                                      4,817          2,873
   Purchases of securities available for sale                           (59,606)        (4,358)
   Proceeds from maturities and paydowns
     of securities available for sale                                    17,809         17,834
   Proceeds from sales of securities available for sale                   6,040          6,541
   Net change in loans                                                  (25,278)       (49,054)
   Purchases of premises and equipment                                   (1,495)        (1,767)
   Proceeds from sale of other real estate                                    -          1,000
   Net change in deposits with other financial institutions                   -            499
   Cash received in branch acquisitions                                  64,871          6,548
   Other investment activities                                              271           (638)
                                                                        -------        -------
      Net cash provided (used) by investing activities                    6,470        (23,852)
                                                                        -------        -------

Cash flows from financing activities:
   Net change in deposits                                                (9,228)         7,122
   Short-term borrowings                                                 (6,168)         2,202
   Payments on long-term debt                                                 -           (625)
   Proceeds from issuance of stock                                          520             28
   Cash dividends                                                        (1,980)        (1,535)
                                                                        -------        -------
      Net cash provided (used) by financing activities                  (16,856)         7,192
                                                                        -------        -------
Net decrease in cash and cash equivalents                                (9,189)        (9,262)
Cash and cash equivalents, beginning of period                           74,212         45,381
                                                                        -------        -------
Cash and cash equivalents, end of period                                $65,023        $36,119
                                                                        -------        -------

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                   FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      (Table dollar amounts in thousands)

NOTE 1.
-------
The significant accounting policies followed by Indiana United Bancorp ("Company"), its wholly owned bank subsidiaries, Union Bank and Trust Company of Indiana ("Union Bank"), Regional Federal Savings Bank ("Regional Bank") and People's Trust Company ("People's), and its subsidiary IUB Capital Trust, for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. Company results reported herein include the financial position and results of operations of the Company combined with the financial position and results of operations of P.T.C. Bancorp as if the merger had occurred on January 1, 1997. All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of those expected for the remainder of the year.

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income includes unrealized gains on securities available for sale, net of tax. Accumulated other comprehensive income and income tax on such income reported are as follows:


                                                Nine Months Ended
                                                   September 30
                                                -----------------
                                                1998          1997
                                               ------        ------
Accumulated comprehensive income
   Balance, January 1                          $ 762         $ 293
   Net unrealized gains (losses)                 802          (359)
                                               -----         -----
   Balance, September 30                        1,564          (66)

Income tax expense (benefit):
   Unrealized holding gains (losses)              549          211
   Reclassification adjustments                    14          (29)

NOTE 2.
-------
On July 31, 1998, the Company approved a 2 for 1 stock split, under which each share of its common stock outstanding at the close of business on August 17, 1998 was converted into two shares of common stock. The additional certificates were distributed to stockholders on August 31, 1998. As a result of the stock split, the number of shares outstanding increased from 2,387,314 to 4,774,628 shares. Unless otherwise noted, all share and per share data have been restated for the 2 for 1 stock split.

                             INDIANA UNITED BANCORP
                                   FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      (Table dollar amounts in thousands)
NOTE 3.
-------

During 1998, the Company purchased six branches within their target market areas. The branch acquisitions were completed during the quarter ended September 30, 1998 and resulted in the purchase of $98 million in deposits, $2 million in fixed assets and $22 million in loans. The premium paid for these branches was $9,927,000.

The Company has further agreed to purchase an additional five branches within their target market areas. One branch is scheduled to close in December 1998 and the other four in January, 1999. Deposits expected to be purchased are estimated at $150 million.

NOTE 4.
-------

                                                     September 30, 1998           December 31, 1997
                                                  Amortized          Fair       Amortized       Fair
                                                     Cost            Value         Cost         Value
                                                  ---------          -----      ---------       -----
Securities Available for Sale
   Federal agencies                                $ 63,406         $ 65,227     $ 45,036      $ 45,954
   State and municipal                                7,879            8,065        7,063         7,205
   Corporate and other securities                    25,660           25,875        4,257         4,255
   Mortgage-backed securities                        40,346           40,730       45,179        45,394
                                                   --------         --------     --------      --------
     Totals                                        $137,291         $139,897     $101,535      $102,808
                                                   --------         --------     --------      --------

                                                     September 30, 1998           December 31, 1997
                                                  Amortized          Fair       Amortized       Fair
                                                     Cost            Value         Cost         Value
                                                  ---------          -----      ---------       -----
Securities Held to Maturity
   State and municipal                             $ 19,355         $ 19,690      $22,741       $23,012
   Corporate and other securities                       969            1,158        1,441         1,563
                                                   --------         --------     --------       -------
     Totals                                        $ 20,324         $ 20,848      $24,182       $24,575
                                                   --------         --------     --------       -------

NOTE 5.
-------
                                                    September 30   December 31
                                                        1998           1997
                                                    ------------   -----------
Loans:
   Commercial and industrial loans                   $ 41,050        $ 44,341
   Agricultural production financing                   17,056          15,991
   Farm real estate                                    36,530          38,802
   Commercial real estate mortgage                     89,705          81,549
   Residential real estate mortgage                   233,423         208,327
   Construction and development                        28,390          15,797
   Consumer                                            72,035          66,479
   Government guaranteed loans purchased                1,123           1,341
                                                     --------        --------
     Total loans                                     $519,312        $472,627
                                                     --------        --------

                             INDIANA UNITED BANCORP
                                   FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      (Table dollar amounts in thousands)

NOTE 5 (continued).
-------------------

Underperforming loans:
   Nonaccruing loans                                         $915         $755
   Accruing loans contractually past due 90 days
     or more as to principal or interest payments             243          375

                                                               September 30
                                                            1998         1997
                                                           ------       ------
Allowance for loan losses:
   Balances, January 1                                     $5,452       $4,506
   Provision for losses                                       858          793
   Recoveries on loans                                        239          279
   Loans charged off                                         (618)        (939)
                                                           ------       ------
   Balances, end of period                                 $5,931       $4,639
                                                           ------       ------

NOTE 6.
-------
                                                       September 30  December 31
                                                           1998          1997
                                                          ------        ------
Deposits:
   Noninterest-bearing demand                            $ 60,863     $ 66,841
   Interest-bearing demand                                 97,165       89,497
   Money market deposit accounts                           37,503       36,564
   Savings                                                 71,124       57,937
   Certificates of deposit $100,000 or more                65,377       38,377
   Other certificates and time deposits                   340,148      294,447
                                                         --------     --------
     Total deposits                                      $672,180     $583,663
                                                         --------     --------

NOTE 7.
-------
                                                       September 30  December 31
                                                           1998          1997
                                                          ------        ------
Short-term borrowings:
   Securities sold under repurchase agreements           $ 8,112       $ 11,825
   U.S. Treasury demand notes                                389          2,844
                                                         -------       --------
     Total short-term borrowings                         $ 8,501       $ 14,669
                                                         -------       --------

                             INDIANA UNITED BANCORP
                                   FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      (Table dollar amounts in thousands)



NOTE 8.
-------

Earnings per share (EPS) were computed as follows:

For the three months ended September 30,     1998                           1997
                                          ----------                     ----------
                                           Weighted    Per                Weighted    Per
                                   Net     Average    Share      Net      Average    Share
                                  Income    Shares    Amount    Income     Shares    Amount
                                  ------   --------   ------    ------    --------   ------
Basic earnings per share:
  Income available to
  common shareholders             $1,728  4,774,628   $0.36     $1,868   4,704,638   $0.40
                                                      -----                          -----
Effect of dilutive securities          -          -                  -      31,158
                                  -----------------             ------------------
Diluted earnings per share:
  Income available to
  common shareholders and
  assumed conversion              $1,728  4,774,628   $0.36     $1,868   4,735,796   $0.39
                                  -------------------------     --------------------------


For the nine months ended September 30,     1998                           1997
                                         ----------                     ----------
                                           Weighted    Per                Weighted    Per
                                   Net     Average    Share      Net      Average    Share
                                  Income    Shares    Amount    Income     Shares    Amount
                                  ------   --------   ------    ------    --------   ------
Basic earnings per share:
  Income available to
  common shareholders             $4,642  4,746,070   $0.98     $5,569   4,704,400   $1.18
                                                      -----                          -----
Effect of dilutive securities          -     16,596                  -      31,670
                                  -----------------             ------------------
Diluted earnings per share:
  Income available to
  common shareholders and
  assumed conversion              $4,642  4,762,666   $0.97     $5,569   4,736,070   $1.18
                                  -------------------------     --------------------------

                             INDIANA UNITED BANCORP
                                   FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      (Table dollar amounts in thousands)

NOTE 9.
-------

Business Combination

On April 30, 1998, the Company completed the merger with P.T.C. Bancorp ("PTC"), Brookville, Indiana. The transaction was accounted for using the pooling-of-interests method of accounting. The Company issued 1,136,417 (or 2,272,834 after stock split) shares of its common stock to shareholders of PTC. Merger and related costs of $926,446 were charged against net income during the quarter ended June 30, 1998.

The financial information contained herein reflects the merger and reports the financial condition and results of operations as though the merger occurred as of January 1, 1997. Separate operating results of the combined enterprises for the periods prior to the merger were as follows:

                                 Three months ended        Nine months ended
                                    September 30              September 30
                                 ------------------        ------------------
                                 1998          1997        1998          1997
                                 ----          ----        ----          ----
Net interest income:
   Indiana United Bancorp       $6,516        $3,312      $15,158      $ 9,759
   P.T.C. Bancorp                    -         2,930        3,964        8,555
                                ------        ------      -------      -------
      Combined                  $6,516        $6,242      $19,122      $18,314
                                ------        ------      -------      -------

Net income:
   Indiana United Bancorp       $1,728        $  906      $ 3,173      $ 2,867
   P.T.C. Bancorp                    -           962        1,469        2,702
                                ------        ------      -------      -------
      Combined                  $1,728        $1,868      $ 4,642      $ 5,569
                                ------        ------      -------      -------

Basic earnings per share:
   Indiana United Bancorp       $  .36        $  .19      $   .67      $   .61
   P.T.C. Bancorp                    -           .21          .31          .57
                                ------        ------      -------      -------
      Combined                  $  .36        $  .40      $   .98      $  1.18
                                ------        ------      -------      -------

Diluted earnings per share:
   Indiana United Bancorp       $  .36        $  .19      $   .66      $   .61
   P.T.C. Bancorp                    -           .20          .31          .57
                                ------        ------      -------      -------
      Combined                  $  .36        $  .39      $   .97      $  1.18
                                ------        ------      -------      -------

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

BUSINESS COMBINATION

On April 30, 1998, the Company completed the merger with P.T.C. Bancorp ("PTC"), Brookville, Indiana. The transaction was accounted for using the pooling-of-interests method of accounting. The Company issued 2,272,834 shares of its common stock to shareholders of PTC. Merger and related costs of $926,446 were charged against net income during the quarter ended June 30, 1998. The financial information contained herein reflects the merger and reports the financial condition and results of operations as though the merger occurred as of January 1, 1997.

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

PTC is also community focused, serving rural communities with populations of 10,000 or less in markets contiguous to the Company's existing locations. PTC conducts its banking business through 17 offices located in the Indiana counties of Dearborn, Franklin, Jefferson, Ripley, Rush, Fayette, Switzerland and Wayne.

Many larger midwest banking companies have begun an accelerated program of branch divestitures. The Company believes many of these branch locations will be in communities that are compatible with its growth strategies. The Company intends to bid competitively in seeking to expand through branch acquisitions.

The Company previously reported an agreement to acquire two branches in Alexandria and Anderson, Indiana having deposits of approximately $32 million. Subsequently, the Company agreed to acquire branches in Frankton and Fortville, Indiana. To complement this geographic symmetry of locations within 15 miles of Anderson, the Company has also agreed to acquire a closed branch in Chesterfield, Indiana. Three of these branch purchases were converted on July 17, 1998, with the remaining purchase expected to be completed in December. These branches will be integrated into Union Bank and represent deposits of approximately $70 million in the greater Anderson market.

The Company also agreed to acquire three branches strategically located in Regional Bank's market. These branches are located in Charlestown, Georgetown, and Galena, Indiana and have added more than $55 million of deposits to Regional Bank's customer base in Clark and Floyd counties. These branches were converted in September, 1998.

The Company has also agreed to acquire four branches strategically located in or adjacent to People's Trust Company's market. These branches are located in Cambridge City, which is in Wayne County where People's Trust Company already operates three offices, and two offices in New Castle and the fourth branch in Knightstown are located in the adjacent county of Henry. This acquisition will add $120 million of deposits to People's Trust Company's customer base which will then operate 21 offices in nine eastern and southeastern counties of Indiana. Subject to regulatory approval, these branch acquisitions are scheduled to be completed in the first quarter of 1999.

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

                             INDIANA UNITED BANCORP
                                   FORM 10-Q

While the Company has been successful in achieving the growth levels anticipated, the interest cost of the Trust Preferred Securities will have an adverse affect on 1998 results of operations. In addition, management expects the results of operations to be adversely affected through 1999 because the integration of more than $240 million of deposits into the Company cannot be immediately offset by a like amount of quality credits. Management believes its growth strategies will lead to increased opportunities and profitability and is in the best interests of shareholders in long-term.

YEAR 2000 COMPUTER ISSUES

In the next fifteen months, many businesses will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. In early 1997, in consultation with software and hardware providers and bank regulators, the Company began the process of identifying any changes that may be required to its computer programs and hardware to become year 2000 compliant. While the Company believes it is taking all appropriate steps to assure year 2000 compliance, it is dependent on vendor compliance to some extent. The Company is requiring its systems and software vendors to represent that the services and products provided are, or will be, year 2000 compliant, and is currently conducting a program of testing compliance. The Company estimates that its costs related to year 2000 compliance will not be material.

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

RESULTS OF OPERATIONS

Earnings for the third quarter of 1998 decreased 7.5% to $1,728,000 as compared to the same quarter of 1997. Noninterest expense increases as the result of branch acquisitions contributed to the decline. As the deposits acquired are invested in loans these increases will be offset by interest income. Earnings for the first nine months of 1998 decreased $927,000 to $4,642,000 as compared to the same period in 1997. The primary reason for this decrease was due to merger expenses of $926,000 recorded in the second quarter of 1998.

Noninterest income in 1997 reflects approximately $179,000 of nonrecurring other income. Mortgage banking income increased $167,000 and service charge income increased a total of $53,000 over the prior year period. Other noninterest expense reflects increases in several areas.

                             INDIANA UNITED BANCORP
                                   FORM 10-Q

The Company's return on average total assets for the third quarter was .91% in 1998 compared to 1.06% in 1997. Year-to-date return on average assets was .85% and 1.15% for 1998 and 1997. Return on average shareholders' equity for the third quarter was 12.00% in 1998 and 14.00% in 1997. Year-to-date return on average shareholders' equity was 10.45% and 14.06% for 1998 and 1997.

NET INTEREST INCOME

Net interest income is influenced by the volume and yield of earning assets and the cost of interest-bearing liabilities. Net interest margin reflects the mix of interest-bearing and noninterest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Third quarter net interest income of $6,516,000 in 1998 increased 4% from $6,242,000 in 1997. The first nine months of net interest income increased by $808,000 or 4.4% over the same period in 1997.

Throughout the past two years, the Company employed a deposit-pricing strategy focused on retaining and attracting lower cost short-to-moderate term funds. Management correctly anticipated a relatively flat rate environment throughout this period. The Company believes this strategy greatly enhanced net interest income and will have a positive effect on next year's earnings.

Due to the impact of the interest expense associated with the trust preferred securities issued in December of 1997, net interest margin decreased to 3.92% or 19 basis points less than the same period last year. As indicated previously, the interest cost of the regulatory capital these funds represent will have an adverse effect on 1998 results of operations. Even though management has achieved its short-term growth goals, it is likely that earnings will be adversely affected since the cost of the trust preferred securities will not be offset immediately.

PROVISION FOR LOAN LOSSES

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Possible Loan Losses".

NONINTEREST INCOME

Third quarter noninterest income in 1998 exceeded the prior year by $295,000 or 27%. Noninterest income in the first nine months of 1998 exceeded the prior year period by $745,000 or 23%. Security gains of $36,000 were realized for the nine months ended September 30, 1998 compared to a $75,000 loss for the same period last year.

Service charges on deposit accounts increased in 1998 by $53,000 primarily due to continued growth in interest-bearing checking accounts. Deposit growth and interest rate variables affect service charge income. Trust income increased $26,000 over 1997 due to estate income and a strong stock market. The level of estate assets administered may cause trust income to fluctuate significantly from year to year.

                             INDIANA UNITED BANCORP
                                   FORM 10-Q

Mortgage banking income, which consists of gains (losses) on loan sales and service fee income was $78,000 lower for the third quarter of 1998 compared to the same period in 1997, but $167,000 more for the nine month period ended September 30, 1998 compared to the same period in 1997. Increased mortgage origination activity began early in 1997 and has continued. During this period of time, the long-term interest rates charged on mortgages eased and the Company experienced significant refinancing and originations.

(Dollars in thousands)                        1998                  1997
                                              ----                  ----
                                                   Nine                  Nine
                                       3rd Qtr    Months     3rd Qtr    Months
                                       -------    ------     -------    ------
Insurance commissions                   $  131    $  397      $  127    $  391
Trust fees                                  71       215          63       189
Mortgage banking income                    283       933         361       766
Service charges on deposit accounts        474     1,369         447     1,316
Gain (loss) on sales of securities          24        36         (75)      (72)
Other income                               402     1,024         167       639
                                        ------    ------      ------    ------
                                        $1,385    $3,974      $1,090    $3,229
                                        ------    ------      ------    ------

NONINTEREST EXPENSE
The largest component of noninterest expense is personnel expense. Personnel expenses increased in the first nine months of 1998 by $864,000, or 12.7% as compared to the prior year period. Improvements in technology implemented throughout the past two years have enabled the Company to effectively control staffing levels. Normal staff salary adjustments and increased benefit costs were incurred in both 1998 and 1997. Personnel expenses in 1998 are expected to increase more than in 1997 due to a corporate-wide initiative to restructure salary ranges. In addition, the Company has added new personnel which were incorporated with the new branch purchases.

Deposit insurance premiums for the first nine months were $19,000 more in 1998 than the prior year period due to higher levels of deposits. Since the Bank Insurance Fund ("BIF") reached a mandated funding level in 1995, the assessment rate for the Company's commercial banks was reduced to the $2,000 minimum level permissible in 1996, and increased to 1.29 cents per $100 of deposits in 1998 and 1997, which is the lowest prevailing assessment rate.

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

A ratio frequently used to measure the efficiency of a financial institution is computed by dividing noninterest expense by the total of net interest income plus noninterest income excluding securities gains or losses. The lower the ratio, the more efficient the Company is in managing net interest margin, noninterest income and noninterest expense. The Company's efficiency ratios were 63.06% for the first nine months of 1998 compared to 56.06% for the same period in 1997. The first nine months efficiency ratio in 1998 has been adversely impacted by the issuance of the Trust Preferred Securities in late 1997 and merger expense of $926,000 recorded in the second quarter of 1998.

                             INDIANA UNITED BANCORP
                                   FORM 10-Q

(Dollars in thousands)                               1998                 1997
                                                     ----                 ----
                                                          Nine                 Nine
                                              3rd Qtr    Months    3rd Qtr    Months
                                              -------    ------    -------    ------
Salaries and employee benefits                 $2,766   $ 7,686     $2,350   $ 6,822
Premises and equipment expenses                   723     2,107        699     2,076
Professional  fees                                 91       294        111       336
Amortization of core deposit intangibles
  and goodwill                                    151       278        127       204
Deposit insurance/supervisory assessment           46       145         42       126
Stationery, printing, supplies                    193       517        138       439
Insurance                                          38       113         35       108
Postage                                           104       310         94       275
Merger expenses                                     -       926          -         -
Other operating expenses                          820     2,165        577     1,733
                                               ------   -------     ------   -------
                                               $4,942   $14,541     $4,173   $12,119
                                               ------   -------     ------   -------

INCOME TAXES

The effective tax rate for the first nine months was 40% for 1998 and 36% for 1997. The Company and its subsidiaries will file consolidated income tax returns for 1998.

FINANCIAL CONDITION

Total assets at the end of September,1998 increased $86,010,000 since the first of the year.

Average earning assets represented 95% of average total assets for the first nine months of 1998 and 1997. Average loans represented approximately 70% of average assets in the first nine months of 1998 and 1997. Management intends to continue its emphasis on loan growth throughout 1998.

The increase in deposits of $89,000,000 from December 31, 1997 to September 30, 1998 is due mainly to the branch acquisitions mentioned previously. These additions totaled $98,000,000 in deposit increase. The remaining $9,000,000 reduction is due primarily to a an unusually high level of noninterest deposits at December 31, 1997 and a reduction in the reliance on over $100,000 certificates of deposit prior to the acquisitions.

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

                             INDIANA UNITED BANCORP
                                   FORM 10-Q

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

Shareholders' equity was $58,990,000 on September 30, 1998 compared to $55,006,000 on December 31, 1997. Book value per common share increased to $12.35 or 3% from $11.68 at year-end 1997. The unrealized gain on securities available for sale, net of taxes, totaled $1,564,000 or $.33 per share at September 30, 1998 compared to an unrealized gain of $762,000 or $.16 per share at December 31, 1997. Excluding the net unrealized gains or losses on securities available for sale, book value per share was $12.03 at September 30, 1998 or an increase of 3% over the comparable book value at year-end 1997.

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

Total loans increased $46,685,000 or 9.9% since December 31, 1997. An increase of $21,786,000 was due to branch purchases and $25,319,000, primarily reflecting the expansion of the mortgage loan portfolio due to originations and refinancing in the current mortgage interest rate environment. Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 45% of total loans at September 30, 1998 and 44% at December 31, 1997. The Company's recent emphasis on increasing consumer loans has provided greater diversification within the portfolio and generated higher gross yields than residential real estate loans.

                             INDIANA UNITED BANCORP
                                   FORM 10-Q

On September 30, 1998, the Company had $4,332,000 of residential real estate loans held for sale. Prior to the merger with PTC, the Company traditionally made loans only for its own portfolio and did not follow the practice of many other financial institutions of originating loans for sale in the secondary market. People's has engaged in mortgage banking activities for a period of time. In early 1997, mortgage loan origination activity increased and has continued to the present time. This program assists the Company in serving all segments of the community without incurring unacceptable levels of credit exposure or interest rate risk and provides additional fee income.

The Company regards its ability to identify and correct loan quality problems as one of its greatest strengths. Loans are placed in a nonaccruing status when in management's judgment the collateral value and/or the borrower's financial condition do not justify accruing interest. As a general rule, commercial and real estate loans are reclassified to nonaccruing status at or before becoming 90 days past due. Interest previously recorded but not deemed collectible is reversed and charged against current income. Subsequent interest payments collected on nonaccrual loans may thereafter be recognized as interest income or may be applied as a reduction of the loan balance, as circumstances warrant. Non-real estate secured consumer loans are not placed in nonaccruing status, but are charged off when policy-determined delinquent status is reached. The provision for loan losses was $858,000 in 1998 compared to $793,000 in 1997. The provisions in 1998 and 1997 reflected both overall loan growth and an increase in greater risk-profile consumer loans.

Net chargeoffs were $379,000 at September 30, 1998 compared to $660,000 at September 30, 1997. As a percentage of average loans, net chargeoffs equaled
 .09% and .14% respectively for the period ended September 30, 1998 and 1997. In prior years, the Company outperformed its peer group's net loan loss average and that trend is expected to continue in 1998. Management is not aware of any trend which is likely to cause the level of net chargeoffs in 1998 to materially exceed the level of chargeoffs experienced in 1997, beyond the impact of loans acquired as the result of the purchase of branches.

Foreclosed real estate held by the Company at September 30, 1998 was $92,000.

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

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least monthly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and the amount and composition of growth expectations. The allowance for loan losses as of September 30, 1998 is considered adequate by management.

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

As of September 30, 1998, $139,897,000 of investment securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. An unrealized gain of $1,564,000 was recorded to adjust the AFS portfolio to current market value at September 30, 1998, compared to an unrealized gain of $762,000 at December 31, 1997.

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

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits were 90% and 93% of total earning assets at September 30, 1998 and 1997. Total interest-bearing deposits averaged 91% of average total deposits at September 30, 1998 and 1997. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

Short-term borrowings decreased $6,168,000 or 42% due mainly to the decrease in the use of Repos. Repos are high denomination investments utilized by public entities and commercial customers as an element of their cash management responsibilities. Repos are not subject to FDIC assessment so they are less costly than large certificates of deposit. With the reduction in the FDIC assessment, Repos do not offer as much cost advantage as previously experienced. Management has utilized large denomination certificates of deposit since year end 1996 to replace a portion of customer funds previously invested in Repos.

The Company has a FHLB advance that matures in early 1999 and paid off its long-term debt on December 31, 1997.

CAPITAL RESOURCES

Total shareholders' equity increased $3,984,000 to $58,990,000 at September 30, 1998 as compared to December 31, 1997.

                             INDIANA UNITED BANCORP
                                   FORM 10-Q

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital consists of shareholders' equity less AFS adjustment, while Tier 1 consists of core capital less goodwill and intangibles. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for credit losses. At September 30, 1998, Tier 1 capital to total average assets was 9.24%. Total capital to risk-adjusted assets was 14.88%. Both ratios substantially exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

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

The Company declared and paid common dividends of $.145 per share in the third quarter of 1998 and $.13 for the same quarter in 1997. Common dividends declared and paid year-to-date total $.43 and $.37 per share respectively for 1998 and 1997. Book value per common share at September 30, 1998 increased to $12.35 from $11.68 at year-end 1997. The net adjustment for AFS securities increased book value by $.33 at September 30, 1998 and increased book value by $.16 at December 31, 1997. Depending on market conditions, the adjustment for AFS securities can cause significant fluctuations in equity.

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

Liquidity is supported by maintaining a relatively stable funding base, which is achieved by diversifying funding sources, extending the contractual maturity of liabilities and limiting reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 81% of total earning assets at September 30, 1998 compared to approximately 82% at September 30, 1997.

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. The Company has not received any recommendations from regulatory authorities that would materially affect liquidity, capital resources or operations.

                             INDIANA UNITED BANCORP
                                   FORM 10-Q

RATE SENSITIVITY AND INTEREST RATE RISK

At September 30, 1998, the Company held approximately $387,967,000 in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons. Core deposits are distributed or spread among the various repricing categories based upon historical patterns of repricing which are reviewed periodically by management. The assumptions regarding these repricing characteristics greatly influence conclusions regarding interest sensitivity. Management believes its assumptions regarding these liabilities are reasonable.

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

                             INDIANA UNITED BANCORP
                                   FORM 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Principal Cash Flows and Weighted Average Interest Rates By Maturity Dates (Dollars in thousands)

                                                                                        There                        Fair
September 30              1998       1999         2000       2001         2002          after        Total           value
                                                              (Maturity date)
ASSETS

INVESTMENT SECURITIES

Fixed rate              $ 2,431    $13,804      $15,927    $30,737      $15,794       $ 46,010     $124,703        $127,461
  Avg interest rate        5.20%      5.20%        5.40%      5.69%        5.73%          6.50%        5.95%

Variable rate                 -    $    14      $ 4,008    $    36      $    50       $ 28,804     $ 32,912        $ 33,284
  Avg interest rate           -       6.97%        5.00%      6.99%        6.87%          8.06%        6.67%

LOANS

Fixed rate              $ 7,482    $27,385      $15,683    $18,332      $25,516       $136,322     $230,720        $231,504
  Avg interest rate        8.89%      9.02%        9.02%      8.36%        8.43%          7.90%        8.26%

Variable rate           $62,898    $95,613      $20,854    $13,007      $ 4,028       $ 92,192     $288,592        $288,099
  Avg interest rate        9.17%      8.42%        8.45%      8.50%        8.00%          8.22%        8.52%

LIABILITIES

NOW, MONEY MARKET
  AND SAVINGS DEPOSITS

Variable rate          $205,792                                                                    $205,792        $205,792
  Avg interest rate        2.96%                                                                       2.96%

CERTIFICATES OF DEPOSIT

Fixed rate             $ 83,475   $218,623      $47,586    $18,604      $ 6,972       $6,859       $382,119        $383,276
  Avg interest rate        5.31%      5.50%        5.42%      5.71%        6.14%        5.82%          5.48%

Variable rate          $  8,845   $ 12,767      $ 4,420    $ 2,388      $   458       $  228       $ 29,106        $ 29,106
Avg interest rate          5.13%      5.22%        5.44%      5.58%        5.74%        5.24%          5.27%              -

BORROWINGS

Fixed rate             $  2,067          -            -          -            -            -       $  2,067        $  2,067
  Avg interest rate        5.08%         -            -          -            -            -           5.08%

Variable rate          $  6,434          -            -          -            -            -       $  6,434        $  6,434
  Avg interest rate        4.53%         -            -          -            -            -           4.53%

TRUST PREFERRED SECURITIES

Fixed rate                                                                           $22,425       $ 22,425        $ 23,266
  Avg interest rate                                                                     8.75%          8.75%

                             INDIANA UNITED BANCORP
                                   FORM 10-Q

The preceding table provides information about the Company's significant financial instruments at September 30, 1998 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by maturity dates.

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

                             INDIANA UNITED BANCORP

                                   FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

               27:  Financial Data Schedule (electronic filing only)

         b)    Reports on Form 8-K

               On July 13, 1998, the Company filed Form 8-K/A which included financial statements and pro forma financial information related to the merger with P.T.C. Bancorp completed on April 30, 1998.

               On July 31, 1998, the Company filed Form 8-K reporting the two-for-one stock split of its common stock for shareholders of record as of August 17, 1998.


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

                                             INDIANA UNITED BANCORP





November 12, 1998                            By: /s/ Robert E. Hoptry
                                                 --------------------
                                                 Robert E. Hoptry
                                                 Chairman and Chief
                                                 Executive Officer



November 12, 1998                            By: /s/ Douglas D. Deppen
                                                 ---------------------
                                                 Douglas D. Deppen
                                                 Principal Accounting Officer

                             INDIANA UNITED BANCORP

                                   FORM 10-Q

                                 EXHIBIT INDEX

Exhibit                                                                   Page
-------                                                                   ----
27            Financial Data Schedule (electronic filing only)