Form 10-K
period 1998-12-31
INDIANA UNITED BANCORP
filed 1999-03-29
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1998 Commission file number 0-12422

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $76,949,900 as of March 10, 1999.

As of March 10, 1999, there were outstanding 4,774,628 common shares, without par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                       Part of Form 10-K
             Documents                              Into Which Incorporated
             ---------                              -----------------------
    1998 Annual Report to Shareholders           Part II (Items 5 through 8)

    Definitive Proxy Statement for
    Annual Meeting of Shareholders
    to be held May 18, 1999                     Part III (Items 10 through 13)

EXHIBIT INDEX:  Page 9

FORM 10-K TABLE OF CONTENTS
---------------------------
                                                                     Page

Part I

   Item  1 - Business                                                  3

   Item  2 - Properties                                                7

   Item  3 - Legal Proceedings                                         7

   Item  4 - Submission of Matters to a Vote of Security Holders       7

Part II

   Item  5 - Market For the Registrant's Common Equity and
             Related Stockholder Matters                               8

   Item  6 - Selected Financial Data                                   8

   Item  7 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       8

   Item 7A - Quantitative and Qualitative Disclosures About
             Market Risk                                               8

   Item  8 - Financial Statements and Supplementary Data               8

   Item  9 - Disagreements on Accounting and Financial Disclosure      8

Part III

   Item 10 - Directors and Executive Officers of the Registrant    (See below)

   Item 11 - Executive Compensation                                (See below)

   Item 12 - Security Ownership of Certain Beneficial
             Owners and Management                                 (See below)

   Item 13 - Certain Relationships and Related Transactions        (See below)

Part IV

   Item 14 - Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                       9 - 10

Signatures                                                            11

Pursuant to General Instruction G, the information called for by Items 10, 11, 12 and 13 is omitted by Indiana United Bancorp since Indiana United Bancorp will file with the Commission a definitive proxy statement pursuant to regulation 14A not later than 120 days after the close of the fiscal year containing the information required by Items 10, 11, 12 and 13.

                                     PART I

ITEM 1.  BUSINESS.
------------------

GENERAL

Indiana United Bancorp ("Company") was initially formed in Owensboro, Kentucky, in 1982 as First Commonwealth Bancorp. The Company reincorporated under the laws of the State of Indiana under its present name in 1983, and relocated to Greensburg, Indiana, in anticipation of acquiring Union Bank and Trust Company of Greensburg. In 1987, Peoples Bank in Portland, Indiana was acquired and as of December 31, 1991, Regional Federal Savings Bank, New Albany, Indiana ("Regional Bank") was acquired. Effective July 1, 1994, the Company merged Union Bank and Trust Company of Greensburg into Peoples Bank, Portland, and renamed the combined bank, Union Bank and Trust Company of Indiana ("Union Bank").

On April 30, 1998, the Company completed a merger of equals with P.T.C. Bancorp, Brookville, Indiana. People's Trust Company, ("People's Trust") the wholly owned subsidiary of P.T.C. Bancorp had more than $300 million in assets. This transaction was regarded by both companies as a merger of equals and was accounted for as a "pooling of interests" for accounting and financial reporting purposes.

The Company operates 35 offices in 14 Indiana counties with 360 employees. As of December 31, 1998, the Company had consolidated assets of $828 million, consolidated deposits of $710 million and shareholders' equity of $59 million.

Through its Banks, the Company offers a broad range of financial services, including: accepting time and transaction deposits; making consumer, commercial, agri-business and real estate mortgage loans; issuing credit cards; renting safe deposit facilities; providing general agency personal and business insurance services; providing personal and corporate trust services; and providing other corporate services such as letters of credit and repurchase agreements.

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

Commercial loans include secured and unsecured loans, including real estate loans, to individuals and companies and to governmental units within the market area of the Banks for a myriad of business purposes.

Agricultural loans are generated in the Banks markets. Most of the loans are real estate loans on farm properties. Loans are also made for agricultural production and such loans, are generally reviewed annually.

Residential real estate lending has been the largest component of the loan portfolio for many years. All affiliate banks have generated residential mortgages for their own portfolios. In addition, People's Trust has been originating residential mortgages for sale into the secondary market since 1990 and has extended its expertise to the other affiliates so that in 1999 all affiliates will originate for the secondary market as well as continue to grow their internal portfolios. At December 13, 1998, People's Trust was servicing a $150 million portfolio which was increased from $109 million and $86 million at year end 1997 and 1996. By originating loans for sale in the secondary market, the Company can more fully satisfy customer demand for fixed rate residential mortgages and increase fee income.

Consumer lending includes secured and unsecured loans for personal, family or household purposes, such as automobile installment loans and personal lines of credit. Consumer lending has increased throughout 1998 allowing the Company to grow its portfolio to approximately $71 million. In addition to providing greater diversification within the loan portfolio, consumer loans also provide a higher gross yield than residential real estate mortgages.

The principal source of revenues for the Company is interest and fees on loans, which accounted for 73.7% of total revenues in 1998, 74.4% in 1997 and 71.8% in 1996.

The Company's investment securities portfolio is comprised of U. S. Treasuries, federal agencies, state and municipal bonds, mortgage-backed securities and corporate securities. The Company has classified 90% of its investment portfolio as available for sale, with market value changes reported separately in shareholders' equity. Funds invested in the investment portfolio generally represent funds not immediately required to meet loan demand. The Company's investment portfolio accounted for 14.6% of total revenues in 1998, 15.4% in 1997 and 18.2% in 1996. As of December 31, 1998, the Company had not identified any securities as being "high risk" as defined by the FFIEC Supervisory Policy Statement on Securities Activities.

The primary sources of funds for the Banks are deposits generated in local market areas. To attract and retain stable depositors, the Banks market various programs for demand, savings and time deposit accounts. These programs include interest and noninterest bearing demand and individual retirement accounts. The Company also purchased seven branch facilities and their correlating deposits in the third and fourth quarters of 1998 from large regional competitors. In all, more than $121 million in deposits were acquired, together with approximately $21 million in consumer and small business loans.

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

The Company's Banks are located in predominantly non-metropolitan areas and their business is centered in loans and deposits generated within markets considered largely rural in nature. In addition to competing vigorously with other banks, thrift institutions, credit unions and finance companies located within their service areas, they also compete, directly and indirectly, with all providers of financial services.

BRANCH PURCHASES

The Company has signed an agreement with Bank One to acquire four branch banking facilities in Henry and Wayne counties, Indiana. The Company will integrate these offices into People's Trust. The Company expects the consummation of this purchase to occur in the first quarter of 1999. The branch acquisitions will include approximately $2 million of loans and $100 million of deposits. In addition, The Company has signed a loan agreement for two loans. The first is a 70 month term loan for $8 million calling for quarterly interest and ten equal semi-annual principal payments beginning in December, 1999. The second loan is a $3 million line which can be drawn upon for general corporate and cash flow needs. Both loans are tied to the "libor" rate and are considered adjustable. The Company leveraged itself in order that all affiliate banks could maintain a "well-capitalized" tier 1 capital rating by the FDIC.

EMPLOYEES

As of December 31, 1998, the Company and its subsidiaries had approximately 360 employees to whom it provides a variety of benefits and with whom it enjoys excellent relations.

REGULATION AND SUPERVISION OF THE COMPANY

The Company is a bank holding company ("BHC") within the meaning of the Bank Holding Company Act of 1956, as amended ("ACT"). This Act subjects BHCs to regulations of the Federal Reserve Board ("FRB") and restricts the business of BHCs to banking and related activities. In addition, the Company is a nondiversified unitary savings and loan holding company subject to regulations, examinations, supervision and reporting requirements of the Office of Thrift Supervision ("OTS").

Under the ACT, a BHC is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of voting stock of any company that is not a bank or engaging in any activity other than managing or controlling banks. A BHC may, however, own shares of a company engaged in activities which the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. These activities include: operating a savings association, mortgage company, finance company, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; and, acting as an insurance agent for certain types of credit-related insurance.

Acquisitions by the Company of banks and savings associations are subject to federal and state regulation. Any acquisition by the Company of more than five percent of the voting stock of any bank requires prior approval of the FRB. Acquisition of savings associations is also subject to the approval of the OTS.

Indiana law permits BHCs to acquire BHCs and banks out of state on a reciprocal basis, subject to certain limitations. Under current law, the Company may acquire banks, and may be acquired by BHCs, located in any state in the United States that permits reciprocal entry by Indiana BHCs. Under the ACT, BHCs may acquire savings associations without geographic restrictions.

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

REGULATION AND SUPERVISION OF THE SUBSIDIARY BANKS

Union Bank and People's Trust are supervised, regulated and examined by the Indiana Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation ("FDIC"). Regional Bank is supervised, regulated and examined by the OTS. A cease-and-desist order may be issued against the banks, if the respective agency finds that the activities of the bank represent an unsafe and unsound banking practice or violation of law.

The deposits of Union Bank and People's Trust are insured by the Bank Insurance Fund ("BIF") of the FDIC. The deposits of Regional Bank are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC has the authority to change premiums twice per year. Commencing in 1997, thrift institutions paid approximately five times higher assessment rates than commercial banks (6.44 cents versus 1.29 cents per $100 of deposits). After a three-year period, BIF and SAIF-insured institutions will pay the same assessment rate of 2.43 cents per $100 of deposits.

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

FDICIA also included several supervisory reforms related to the frequency of regulatory examinations and audit requirements. FDICIA also required the adoption of safety and soundness standards on matters such as loan underwriting and documentation, and compensation and other employee benefits; mandated consumer protection disclosures with respect to deposit accounts; and the establishment of a risk-based deposit insurance system. The federal banking agencies have issued guidelines establishing standards for safety and soundness, for operational and managerial standards and compensation standards. The federal banking agencies have issued guidelines for asset quality and earnings.

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

The Riegle Community Development and Regulatory Improvement Act of 1994 ("1994 Act") made several changes in existing law affecting bank holding companies. These include a reduction in the minimum post-approval antitrust review waiting period for depository institution mergers and acquisitions, and the substitution of a notice for an application when a bank holding company proposes to engage in, or acquire a company to engage in, nonbank activities. The 1994 Act also contains seven titles pertaining to community development and home ownership protection, small business capital formation, paperwork reduction and regulatory improvement, money laundering and flood insurance. No regulations have yet been approved.

The Riegle-Neal interstate Banking and Branching Efficiency Act of 1994 ("Branching Act") substantially changed the geographic constraints applicable to the banking industry. In general, the Branching Act permits BHCs that are adequately capitalized and adequately managed to acquire banks located in any other state, subject to certain total deposit limitations. Effective June 1, 1997, the Branching Act also allows banks to establish interstate branch networks through acquisitions of other banks. Establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state is also allowed if authorized by state law. Institutions must maintain a loan activity-to-deposit ratio within a state at least equal to one-half of the average percentage for all banks in the state or the institution's federal regulator may close the branch and restrict the institution from opening new branches in the state. The Branching Act allowed individual states to "opt out" of certain provisions by enacting appropriate legislation prior to June 1, 1997.

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

CAPITAL REQUIREMENTS

The Company and its subsidiary Banks must meet certain minimum capital requirements mandated by the FRB, FDIC, OTS and DFI. These regulatory agencies require BHCs and banks to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. The FRB requires BHCs to maintain a minimum Tier 1 leverage ratio of 3 percent capital to total assets; however, for all but the most highly rated institutions which do not anticipate significant growth, the minimum Tier 1 leverage ratio is 3 percent plus an additional cushion of 100 to 200 basis points. As of December 31, 1998, the Company's leverage ratio of capital to total assets was 8.3%.

The FRB, OTS and FDIC each have approved the imposition of "risk-adjusted" capital ratios on BHCs and financial institutions. The Company's Tier 1 Capital to Risk-Weighted Assets Ratio was 12.1% and its Total Capital to Risk-Weighted Assets Ratio was 13.7% at December 31, 1998. The Company's Banks had capital to asset ratios and risk-adjusted capital ratios at December 31, 1998, in excess of the applicable regulatory minimum requirements.

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

Federal regulators have issued final regulations revising risk-based capital standard and the regulatory framework for measuring market risk. Any BHC or bank with significant exposure to market risk must measure such risk internally and maintain adequate capital to support that exposure.

YEAR 2000 ("Y2K") COMPUTER ISSUES

In the next year, many large companies will face a potentially serious information systems (computer) problem because many software application and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company began the process of identifying the changes required to its computer programs and hardware, in consultation with software and hardware providers and bank regulators, in early 1997. The Company has developed and implemented a Y2K Plan calling for a review of all computer-based equipment, software and services. While the Company is taking all appropriate steps to assure Y2K compliance, it is dependent on vendor compliance to some extent. The Company has required its systems and software vendors to represent that the services and products provided are Y2K compliant. The Company has begun a testing program for its own compliance satisfaction. The Company has allocated hundreds of man-hours over the past two years to ensure compliance. The Company expended $30 thousand in capital expenditures in 1997 and 1998 to ensure all systems are compliant and expects to spend an additional $120 thousand in 1999 to complete the process.

The Company's subsidiaries have been reviewed by their regulators to ensure the Company's plan and testing is timely and addressing all systems.

The Y2K problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. Consequently, no assurance can be given that Y2K compliance can be achieved without costs and uncertainties that might affect future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

ITEM 2.  PROPERTIES.
--------------------

Indiana United Bancorp owns no physical properties and has no need for space other than what is available at the offices of its subsidiaries. Its subsidiaries own, or lease, all of the facilities from which they conduct business. During 1998, the Company relocated the Westport Branch of Union Bank and in 1999 is considering relocating certain People's Trust branches. Relocating the Westport Branch and the possibility of relocating certain People's Trust branches is intended to increase visibility, enhance drive-through banking and ATM accessibility and improve ingress and egress. The Company has 35 locations of which People's Trust has 17, Union Bank has 12 and Regional Bank has 6. At December 31, 1998, the Company had $12.5 million invested in premises and equipment.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

The subsidiaries may be parties (both plaintiff and defendant) to ordinary litigation incidental to the conduct of business. Management is presently not aware of any material claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted during the fourth quarter of 1998 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.
-------------------------------------------------------------------------

The information required under this item is incorporated by reference to the Company's Annual Report to Shareholders, Exhibit 13.


ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------

The information required under this item is incorporated by reference to the Company's Annual Report to Shareholders, Exhibit 13.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-----------------------------------------------------------------------

The information required under this item is incorporated by reference to the Company's Annual Report to Shareholders, Exhibit 13.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
---------------------------------------------------------------------

The information required under this item is incorporated by reference to the Company's Annual Report to Shareholders, Exhibit 13.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

The financial statements and supplementary data required under this item are incorporated herein by reference to the Company's Annual Report to Shareholders,
Exhibit 13.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------

In connection with its audits for the two most recent fiscal years ended December 31, 1998, there have been no disagreements (as defined in Item 4(b) of Form 8-K) with the Company's independent certified public accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

                                                                                   Included In
                                                                                      Annual
                                                                                      Report
                                                                                   ------------
(a)1.  Financial statements
        Indiana United Bancorp and Subsidiary
         Independent auditor's report                                                   21
         Consolidated balance sheet at December 31, 1998 and 1997                       22
         Consolidated statement of income, years ended December 31,
                  1998, 1997 and 1996                                                   23
         Consolidated statement of cash flows, years ended December 31,
                  1998, 1997 and 1996                                                   25
         Consolidated statement of shareholders' equity,
                  years ended December 31, 1998, 1997 and 1996                          24
         Notes to consolidated financial statements                                     26 - 39

(a)2. Financial statement schedules
         All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(a)3. Exhibits:

     3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Registrant filed June 16, 1986 with the Commission (Registration Statement No. 33-06334), as amended by Articles of Amendment to Articles of Incorporation incorporated by reference to Exhibit 3 (c) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1987 filed on or about March 30, 1988 with the Commission (Commission File No. 0-12422)), and as amended by Articles of Amendment to Articles of Incorporation effective August 6, 1998.

     3.2 Bylaws adopted April 28, 1998.

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

      10 Employment Agreement between the Registrant and James L. Saner
         (included as an exhibit to Annex A to the Joint Proxy
         Statement/Prospectus on Form S-4 filed March 17, 1998 with the Commission (Registration No. 333-48057) which is incorporated by reference.

      13 1998 Annual Report to Shareholders (except for the pages and information thereof expressly incorporated by reference in this Form 10-K. The Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K).

      21 List of subsidiaries of the Registrant.

      23 Consent of Olive LLP.

      27 Financial Data Schedule.

(b)   Reports on Form 8-K
      The Registrant filed a Form 8-K on March 2, 1999 disclosing its acquisition of four banking offices from Bank One, Indiana N.A.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 1999.

                                            INDIANA UNITED BANCORP



                                            By /s/ James L. Saner, Sr.
                                              --------------------------------
                                            James L. Saner, Sr., President and
                                            Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities with the Company and on the dates indicated.

Signature                           Capacity                       Date
---------                           --------                       ----


--------------------
John E. Back                        Director                   March 22, 1999


--------------------
William G. Barron                   Director                   March 22, 1999


--------------------
Dale J. Deffner                     Director                   March 22, 1999


--------------------
Robert S. Dunevant                  Director                   March 22, 1999


--------------------
Philip A. Frantz                    Director                   March 22, 1999


--------------------
Robert E. Hoptry                    Chairman of the Board      March 22, 1999
                                    and Chief Executive Officer


--------------------
Martin G. Wilson                    Director                   March 22, 1999


--------------------
Edward J. Zoeller                   Director                   March 22, 1999