Form 10-Q
period 1999-03-31
INDIANA UNITED BANCORP
filed 1999-05-17
CIK 720002

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED                  MARCH 31, 1999
                                   --------------
COMMISSION FILE NUMBER                 0-12422
                                       -------

                             INDIANA UNITED BANCORP
                             ----------------------
             (Exact name of registrant as specified in its charter)

           INDIANA                                          35-1562245
           -------                                          ----------
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

         As of March 31, 1999 there were outstanding 4,774,628 shares, without par value of the registrant.

                             INDIANA UNITED BANCORP

                                    FORM 10-Q

                                      INDEX

                                                                        Page
                                                                         No.
PART I.  FINANCIAL INFORMATION                                          ----

      Item 1.  Financial Statements

               Consolidated Condensed Balance Sheet                       3

               Consolidated Condensed Statement of Income                 4

               Consolidated Condensed Statement of Changes in
                  Shareholders' Equity                                    5

               Consolidated Condensed Statement of Cash Flows             6

               Notes to Consolidated Condensed Financial Statements     7-9

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 10-20

      Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                         21-23

PART II.  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                          24

      Signatures                                                         25

      Exhibit Index                                                      26

                             INDIANA UNITED BANCORP
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (Unaudited)
                             (Dollars in thousands)
                                                           Mar 31     Dec 31
                                                            1999       1998
                                                           -------    -------
Assets
   Cash and due from banks                                 $20,942    $25,549
   Interest-bearing demand deposits                             28         31
   Federal funds sold                                       41,235     19,855
                                                          --------   --------
      Cash and cash equivalents                             62,205     45,435
   Interest-bearing time deposits                            1,026      1,498
   Securities
      Available for sale                                   241,059    178,008
      Held to maturity                                      21,028     19,591
   Loans held for sale                                       9,424     10,972
   Loans                                                   553,216    539,404
   Less: Allowance for loan losses                           6,361      6,099
                                                          --------   --------
      Net loans                                            546,855    533,305
   Premises and equipment                                   14,011     12,498
   Intangible assets                                        23,883     12,818
   Other assets                                             11,482     13,820
                                                          --------   --------
       Total assets                                       $930,973   $827,945
                                                          ========   ========
Liabilities
   Deposits                                               $806,331   $709,871
   Short-term borrowings                                    16,032     20,032
   Federal Home Loan Bank advances                          10,000     10,000
   Long-term debt                                            8,000        ---
   Other liabilities                                         8,661      6,421
                                                          --------   --------
       Total liabilities                                   849,024    746,324
                                                          --------   --------

Guaranteed Preferred Beneficial Interests in
   Company's Subordinated Debentures                        22,425     22,425

Shareholders' equity Common stock $.50 stated value:
     Authorized--10,000,000 shares
     Issued and outstanding--4,774,628 shares                2,387      2,387
   Paid-in capital                                          21,742     21,742
   Retained earnings                                        35,219     34,363
   Accumulated other comprehensive income                      176        704
       Total shareholders' equity                           59,524     59,196
                                                          --------   --------
       Total liabilities and shareholders' equity         $930,973   $827,945
                                                          ========   ========

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (Unaudited)
                             (Dollars in thousands)
                                                      Three months ended
                                                           March 31
                                                    ----------------------
                                                    1999              1998
                                                    ----              ----
Interest income:
   Loans, including fees                           $11,474          $10,580
   Investment securities                             3,209            1,864
   Other interest earning assets                       500              589
                                                   -------          -------
       Total interest income                        15,183           13,033
                                                   =======          =======
Interest expense:
   Deposits                                          7,272            6,070
   Trust preferred securities                          501              501
   Notes payable                                       378              267
                                                   -------          -------
       Total interest expense                        8,151            6,838
                                                   -------          -------
Net interest income                                  7,032            6,195
   Provision for loan losses                           381              273
                                                   -------          -------
Net interest income after provision
   for loan losses                                   6,651            5,922
                                                   -------          -------
Non-interest income:

   Securities (losses)                                 (24)            ----
   Other operating income                            1,410            1,307
                                                   -------          -------
       Total non-interest income                     1,386            1,307
                                                   -------          -------
Non-interest expense                                 5,572            4,371
                                                   -------          -------
Income before income tax                             2,465            2,858
   Income tax expense                                  845            1,010
                                                   -------          -------
Net income                                         $ 1,620          $ 1,848
                                                   =======          =======

Net income per share (basic)                         $0.34            $0.39
Net income per share (diluted)                       $0.34            $0.39
Cash dividends declared                              $0.16            $0.14

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
      CONSOLIDATED CONDENSED STATEMENT OF CHANGES TO SHAREHOLDERS' EQUITY
                                  (Unaudited)
                             (Dollars in thousands)

                                                                1999     1998
                                                               ------   ------

Balances, January 1                                            $59,196  $55,006
Comprehensive income:
  Net income                                                     1,620    1,848
  Other comprehensive income, net of tax
    Unrealized gains (losses)
    on securities available for sale
      Unrealized holding gains (losses) arising during period     (552)      94
      Reclassification adjustment for losses (gains)
           included in net income                                   24        0
                                                               -------  -------
        Net unrealized gains (losses)                             (528)      94
                                                               -------  -------
  Comprehensive income                                           1,092    1,942
Cash dividends on common stock                                    (764)    (597)
                                                               -------  -------
Balances, March 31                                             $59,524  $56,351
                                                               =======  =======

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
                                                                   Three
                                                                months ended
                                                                  March 31,
                                                              1999       1998
Cash flows from operating activities:
   Net income                                               $ 1,620    $ 1,848
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                                 381        273
      Depreciation and amortization                             416        324
      Amortization of intangibles                               313         92
      Investment securities losses                               24        ---
      Change in loans held-for-sale                           1,548     (2,887)
      Other adjustments                                       4,391        644
                                                            -------    -------
        Net cash provided by operating activities             8,693        294
                                                            -------    -------
Cash flows from investing activities:
   Net change in short-term investments                         ---         11
   Purchases of held-to-maturity securities                  (3,533)      (299)
   Proceeds from maturities and paydowns
     of securities held-to-maturity                           2,081      3,015
   Purchases of securities available for sale               (93,620)    (4,165)
   Proceeds from maturities and paydowns
     of securities available for sale                        20,578      5,258
   Proceeds from sales of securities available for sale       9,568         36
   Net change in loans                                      (13,931)    (3,664)
   Purchases of premises and equipment                       (1,856)      (152)
   Proceeds from sale of other real estate                        -        (50)
   Net change in deposits with other financial institutions     472        999
   Cash received in branch acquisitions                      92,535        ---
   Other investment activities                                  ---        924
                                                            -------    -------
      Net cash provided by investing activities              12,294      1,913
                                                            -------    -------

Cash flows from financing activities:
   Net change in deposits                                    (7,453)   (10,518)
   Short-term borrowings                                     (4,000)    (1,657)
   Proceeds of long-term debt                                 8,000        ---

   Cash dividends                                              (764)      (597)
                                                            -------    -------
   Net cash provided (used) by financing activities          (4,217)   (12,772)
                                                            -------    -------
Net decrease in cash and cash equivalents                    16,770    (10,565)
Cash and cash equivalents, beginning of period               45,435     73,213
                                                            -------    -------
Cash and cash equivalents, end of period                    $62,205    $62,648
                                                            =======    =======

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)

NOTE 1.
-------

The significant accounting policies followed by Indiana United Bancorp ("Company"), its wholly owned bank subsidiaries, Union Bank and Trust Company of Indiana ("Union Bank"), Regional Federal Savings Bank ("Regional Bank") and People's Trust Company ("People's), and its subsidiary IUB Capital Trust, for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. On April 30, 1998, the Company completed the merger with P.T.C. Bancorp ("PTC"), Brookville, Indiana. The transaction was accounted for using the pooling-of-interests method of accounting. Company results reported herein include the financial position and results of operations of the Company combined with the financial position and results of operations of P.T.C. Bancorp as if the merger had occurred on January 1, 1998. All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of those expected for the remainder of the year.

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

NOTE 3.
-------

During 1999, the Company purchased four branches within its target market areas. The branch acquisitions were completed during the quarter ended March 31,1999 and resulted in the purchase of $ 104.1 million in deposits, $ 0.6 million in fixed assets and $1.9 million in loans. The premium paid for these branches was $ 11.5 million. The Company will open two new branches "de novo" in the early part of the second quarter.

NOTE 4.
-------
                                       March 31,1999      December 31,1998
                                     Amortized   Fair     Amortized   Fair
                                       Cost      Value      Cost      Value
                                     ---------   -----    ---------   -----
Securities Available for Sale
   Federal agencies                  $146,583   147,031   $ 96,903   $ 97,975
   State and municipal                 20,479    20,487      9,627      9,822
   Corporate and other securities      31,247    30,861     29,590     29,382
   Mortgage-backed securities          42,409    42,680     40,665     40,829
                                     ------------------   --------   --------
     Totals                          $240,718  $241,059   $176,785   $178,008
                                     ========  ========   ========   ========

                             INDIANA UNITED BANCORP
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      (Table dollar amounts in thousands)

NOTE 4 (CON'TD).
----------------
                                       March 31,1999      December 31,1998
                                     Amortized   Fair     Amortized   Fair
                                       Cost      Value      Cost      Value
                                     ---------   -----    ---------   -----
Securities Held to Maturity
   State and municipal                 $20,035  $20,269    $18,609   $18,936
   Corporate and other securities          993      909        982     1,080
                                       -------  -------    -------   -------
     Totals                            $21,028  $21,178    $19,591   $20,016
                                       -------  -------    -------   -------

NOTE 5.
-------
                                                       March 31    December 31
                                                          1999        1998
                                                       --------    -----------
Loans:
   Commercial and industrial loans                    $  34,852       29,084
   Agricultural production financing                     14,977       14,983
   Farm real estate                                      36,563       36,906
   Commercial real estate mortgage                      100,566       95,800
   Residential real estate mortgage                     251,089      246,491
   Construction and development                          32,398       30,772
   Consumer                                              71,287       70,966
   State and political                                   10,630       13,249
   Government guaranteed loans purchased                    854        1,083
                                                      ---------     --------
     Total loans                                        553,216      539,404
                                                      =========     ========

Non performing loans:
   Non-accruing loans                                    $3,424       $3,709
   Accruing loans contractually past due 90 days
     or more as to principal or interest payments         2,045          195

Allowance for loan losses                                 1999         1998
                                                          ----         ----
    Balances, January 1                                  $6,099       $5,451
   Provision for losses                                     381          273
    Recoveries on loans                                      56           48
   Loans charged off                                        175          151
                                                      ---------     --------
   Balances, end of period                               $6,361       $5,621
                                                      =========     ========

NOTE 6.
-------
                                                      March 31     December 31
                                                        1999          1998
Deposits:
Non-interest-bearing demand                           $  73,513      $66,102
   Interest-bearing demand                              166,480      159,661
   Savings                                              120,878       75,272
   Certificates of deposit $100,000 or more              74,858       68,821
   Other certificates and time deposits                 370,602      340,015
                                                      ---------     --------
     Total deposits                                    $806,331     $709,871
                                                      =========     ========

                             INDIANA UNITED BANCORP
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)

NOTE 7.
-------

                                                         March 31  December 31
                                                           1999        1998
                                                         --------  -----------
Short-term borrowings:
   Securities sold under repurchase agreements          $  15,408    $ 19,607
   U.S. Treasury demand notes                                 624         425
                                                        ---------    --------
     Total short-term borrowings                        $  16,032    $ 20,032
                                                        =========    ========

NOTE 8.
-------

Earnings per share (EPS) were computed as follows:

For the three months ended                                 March 31
                                                   1999                      1998
                                           Weighted     Per              Weighted     Per
                                    Net     Average    Share     Net     Average     Share
                                   Income   Shares     Amount   Income    Shares     Amount
                                   ------  --------   -------   ------   --------    ------
Basic earnings per share:
  Income available to
common shareholders                $1,620  4,774,628   $0.34    1,848    4,708,556    $0.39
Effect of dilutive securities                                               37,754
Diluted earnings per share:
  Income available to
  common shareholders and
  assumed conversion               $1,620  4,774,628   $0.34    1,848    4,746,310    $0.39

                             INDIANA UNITED BANCORP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       (Table Dollar Amounts in Thousands)

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

Overview

Strategic Plan

The Company operates under the broad tenets of a long-term strategic plan ("Plan") designed to improve the Company's financial performance, expand its competitive ability and enhance long-term shareholder value. The Plan is premised on the belief of the Company's board of directors that the Company can best promote long-term shareholder interests by pursuing strategies which will continue to preserve its community-focused philosophy. The dynamics of the Plan assure continually evolving goals and the Company's success will depend upon how well it anticipates and responds to competitive changes within its markets, the interest rate environment and other external forces.

Business Combination

On April 30, 1998, the Company completed the merger with P.T.C. Bancorp, Brookville, Indiana. The transaction was accounted for using the pooling-of-interests method of accounting. The Company issued 2,272,834 shares of its common stock to shareholders of PTC. Merger and related costs of $926,446 were charged against net income during the quarter ended June 30, 1998. The financial information contained herein reflects the merger and reports the financial condition and results of operations as though the merger occurred as of January 1, 1998.

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

                             INDIANA UNITED BANCORP
                    FORM MANAGEMENT'S DISCUSSION AND ANALYSIS
                       (Table Dollar Amounts in Thousands)

In conformity with this strategy, the Company on April 30, 1998 merged with PTC, a bank holding company headquartered in Brookville, Indiana with total assets of $322 million. The transaction was regarded by both companies as a merger of equals and has integrated the management and directors of both organizations.

PTC is also community focused, serving rural communities with populations of 10,000 or less in markets contiguous to the Company's existing locations. PTC conducts its banking business through 21 offices located in the Indiana counties of Dearborn, Franklin, Henry, Jefferson, Ripley, Rush, Fayette, Switzerland and Wayne.

Many larger midwest banking companies have begun an accelerated program of branch divestitures. The Company believes many of these branch locations will be in communities that are compatible with its growth strategies. The Company intends to bid competitively in seeking to expand through branch acquisitions.

The Company previously reported acquiring three branches in Alexandria, Anderson, and Fortville, Indiana having deposits of approximately $32 million. Subsequently, the Company acquired a branch in Frankton , Indiana. To complement this geographic symmetry of locations within 15 miles of Anderson, the Company acquired two closed branches: one in Chesterfield, Indiana and the other in Anderson. These branches will be opened "de-novo" as no deposits accompanied the purchase. Alexandria , Anderson and Fortville were converted on July 17, 1998, with the Frankton purchase completed in December. These branches are now integrated into Union Bank and represent deposits of approximately $70 million in the greater Anderson market.

The Company also acquired three branches strategically located in Regional Bank's market. These branches are located in Charlestown, Georgetown, and Galena, Indiana and have added more than $55 million of deposits to Regional Bank's customer base in Clark and Floyd counties. These branches were converted in September, 1998.

In the quarter ended March 31, 1999 the Company acquired four branches strategically located in or adjacent to People's Trust Company's market. One of these branches is located in Cambridge City, which is in Wayne County where People's Trust Company already operates three offices. Two offices are in New Castle and one office is in Knightstown and all three are located in the adjacent county of Henry. This acquisition added $100 million of deposits to People's Trust Company's customer base which now operates 21 offices in nine eastern and southeastern counties of Indiana.

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

                             INDIANA UNITED BANCORP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       (Table Dollar Amounts in Thousands)

While the Company has been successful in achieving the deposit growth levels anticipated, the interest cost of the Trust Preferred Securities will have an adverse affect on 1999 results because the integration of more than $225 million of deposits into the Company cannot be immediately offset by a like amount of quality credits. Management believes its growth strategies will lead to increased opportunities and profitability and is in the best interests of shareholders in the long-term.

Year 2000 Computer Issues

In the next nine months, many businesses will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. In early 1997, in consultation with software and hardware providers and bank regulators, the Company began the process of identifying any changes that may be required to its computer programs and hardware to become year 2000 compliant. While the Company believes it is taking all appropriate steps to assure year 2000 compliance, it is dependent on vendor compliance to some extent. The Company is requiring its systems and software vendors to represent that the services and products provided are,or will be, year 2000 compliant, and is currently conducting a program of testing compliance. The Company estimates that its costs related to year 2000 compliance will not be material.

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

Results of Operations

Earnings for the first quarter of 1999 decreased 12.4% to $1,620,000 as compared to the same quarter of 1998. Non-interest expense increased primarily as the result of branch acquisitions. As the deposits acquired are invested in loans these non-interest increases will be offset by increased net interest income.

Service charge income increased $147,000 over the prior year period. due to the increased customer base. Mortgage banking income decreased $186,000 as the result of decreased mortgage refinancing activity compared to the same period a year ago.

The Company's return on average total assets for the first quarter was .7% in 1999 compared to 1.1% in 1998. Return on average shareholders' equity for the first quarter was 10.6% in 1999 and 12.9% in 1998.

                             INDIANA UNITED BANCORP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       (Table Dollar Amounts in Thousands)


Net Interest Income

Net interest income is influenced by the volume and yield of earning assets and the cost of interest-bearing liabilities. Net interest margin reflects the mix of interest-bearing and noninterest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. First quarter net interest income of $7,032,000 in 1999 increased 13.5% from $6,195,000 in 1998.

Throughout the past two years, the Company employed a deposit-pricing strategy focused on retaining and attracting lower cost short-to-moderate term funds. Management correctly anticipated a relatively flat rate environment throughout this period. The Company believes this strategy greatly enhanced net interest income and will have a positive effect on this year's earnings.

Due to the impact of the interest expense associated with the trust preferred securities issued in December of 1997 and the increase in new deposits, net interest margin decreased to 3.5% in the first quarter of 1999 or 37 basis points less than the same period last year. As indicated previously, the interest cost of the regulatory capital these funds represent will have an adverse effect on 1999 results of operations. Even though management has achieved its short-term growth goals, it is likely that earnings will be adversely affected since the cost of the trust preferred securities will not be offset immediately.

Provision for Loan Losses

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Possible Loan Losses".

Non-interest Income

First quarter non-interest income in 1999 exceeded the prior year by $79,000 or 6.0%. Security losses of $24,000 were realized for the three months ended March 31,1999 compared to no loss for the same period last year.

Service charges on deposit accounts increased in 1999 by $147,000 primarily due to continued growth in interest-bearing checking accounts. Deposit growth and interest rate variables affect service charge income. Trust income increased $13,000 over 1998 due to estate income and a strong stock market. The level of estate assets administered may cause trust income to fluctuate significantly from year to year.

Mortgage banking income, which consists of gains (losses) on loan sales and service fee income was $186,000 lower for the first quarter of 1999 compared to the same period in 1998. Increased mortgage origination and refinance activity began early in 1997 and continued through early 1998, but has since eased as rates have stabilized.

                             INDIANA UNITED BANCORP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       (Table Dollar Amounts in Thousands)

NON-INTEREST INCOME                               Qtr ended
                                          Mar 31            Mar 31
                                            1999              1998
                                          ------            ------
Insurance commissions                     $  125            $  110
Trust fees                                    83                70
Mortgage banking income                      339               525
Service charges on deposit accounts          585               438
Gain (loss) on sales of securities           (24)              ---
Other income                                 278               164
                                          ------            ------
                                          $1,386            $1,307
                                          ======            ======

Non-interest Expense
The largest component of non-interest expense is personnel expense. Personnel expenses increased in the first three months of 1999 by $701,000, or 28.8% as compared to the prior year period. Normal staff salary adjustments and increased benefit costs were incurred in both 1999 and 1998. In addition, the Company has added new personnel, which were incorporated with the new branch purchases.

The new branch purchases were purchased at a premium which is being amortized over lives that management deems appropriate resulting in an increase in intangible expense of $261,000 over 1998.

Deposit insurance premiums for the first three months were $11,000 more in 1999 than the prior year period due to higher levels of deposits. Since the Bank Insurance Fund ("BIF") reached a mandated funding level in 1995, the assessment rate for the Company's commercial banks was reduced to the $2,000 minimum level permissible in 1996, and increased to 1.29 cents per $100 of deposits in 1998 and 1997, which is the lowest prevailing assessment rate.

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

A ratio frequently used to measure the efficiency of a financial institution is computed by dividing non-interest expense by the total of net interest income on a fully tax equivalent basis plus non-interest income excluding securities gains or losses. The lower the ratio, the more efficient the Company is in managing net interest margin, non-interest income and non-interest expense. The Company's efficiency ratios were 64.8% for the first three months of 1999 compared to 57.2% for the same period in 1998. The variance in the ratio from 1998 to 1999 is the decreased margin due to the increased deposits without a corresponding increase in loans and the increased salary expense level compared to that lower margin.

                             INDIANA UNITED BANCORP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       (Table Dollar Amounts in Thousands)

NON-INTEREST EXPENSE                               Qtr ended
                                           Mar 31            Mar 31
                                             1999              1998
                                           ------           -------
Salaries and employee benefits             $3,134            $2,432
Premises and equipment expenses               864               699
Professional fees                              99                90
Amortization of core deposit intangibles
  and goodwill                                313                52
Deposit insurance/supervisory assessment       41                30
Other operating expenses                    1,121             1,068
                                           ------            ------
                                           $5,572            $4,371
                                           ======            ======

Income Taxes

The effective tax rate for the first three months was 34% for 1999 and 35% for 1998. The Company and its subsidiaries will file consolidated income tax returns for 1999.

Financial Condition

Total assets at the end of March, 1999 increased $103,028,000 since the first of the year.

Average earning assets represented 93% of average total assets for the first three months of 1999 compared to 95% for the same period of 1998. The addition of new fixed assets and deposit premium connected with the branch acquisitions has been the major factor in the decrease of this ratio. Average loans represented approximately 74.1% of average deposits in the first three months of 1999 and 83.1% for a comparable period in 1998. Management intends to continue its emphasis on loan growth throughout 1999.

The increase in deposits of $96,000,000 from December 31, 1998 to March 31, 1999 is due mainly to the branch acquisitions mentioned previously.

Average long-term debt in 1999 represented the Company's loan for the purchase of the PTC branches in 1999. In February the Company borrowed $8,000,000 from National City Bank at a floating rate based upon LIBOR. In addition the Company established a $3,000,000 line of credit as a cash management tool. Federal Home Loan Bank ("FHLB") advances represented the balance of long-term debt in the 1999 and 1998 period. The FHLB advances were used to fund loans and other earning assets of Regional Bank.

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

                             INDIANA UNITED BANCORP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Table Dollar Amounts in Thousands)

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

Shareholders' equity was $59,524,000 on March 31, 1999 compared to $59,196,000 on December 31, 1998. Book value per common share increased to $12.47 or .5% from $12.40 at year-end 1998. The unrealized gain on securities available for sale, net of taxes, totaled $176,000 or $.04 per share at March 31, 1999 compared to an unrealized gain of $704,000 or $.15 per share at December 31, 1998. Excluding the net unrealized gains on securities available for sale, book value per share was $12.43 at March 31, 1999 or an increase of 2.3% over the comparable book value at year-end 1998.

Loans, Credit Risk and the Allowance and Provision for Possible Loan Losses

Loans remain the Company's largest concentration of assets and continue to represent the greatest risk. The loan underwriting standards observed by each of the Company's subsidiaries are viewed by management as a deterrent to the emergence of an abnormal level of problem loans and a subsequent increase in net charge-offs.

The Company's conservative loan underwriting standards have historically resulted in higher loan quality and lower levels of net charge-offs than peer bank averages. The Company also believes credit risks may be elevated if undue concentrations of loans in specific industry segments and to out of area borrowers are incurred. Accordingly, the Company's board of directors regularly monitors such concentrations to determine compliance with its loan allocation policy. The Company believes it has no undue concentrations of loans.

Total loans increased $13,812,000 or 2.6% since December 31, 1998 spread across the variety of loans the Company participates in, with the greatest increase in the mortgage loan portfolio due to originations and refinancing in the current mortgage interest rate environment. Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 45% of total loans at March 31, 1999 and 46% at December 31, 1998. The Company's recent emphasis on increasing consumer loans has provided greater diversification within the portfolio and generated higher gross yields than residential real estate loans.

On March 31, 1998, the Company had $9,424,000 of residential real estate loans held for sale. Prior to the merger with PTC, the Company traditionally made loans only for its own portfolio and did not follow the practice of many other financial institutions of originating loans for sale in the secondary market. People's had engaged in mortgage banking activities for a period of time. In early 1997, mortgage loan origination activity increased and has continued to the present time. This program assists the Company in serving all

                             INDIANA UNITED BANCORP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       (Table Dollar Amounts in Thousands)

segments of the community without incurring unacceptable levels of credit exposure or interest rate risk and provides additional fee income.

The Company regards its ability to identify and correct loan quality problems as one of its greatest strengths. Loans are placed on non-accrual status when in management's judgment the collateral value and/or the borrower's financial condition do not justify accruing interest. As a general rule, commercial and real estate loans are reclassified to non-accruing status at or before becoming 90 days past due. Interest previously recorded but not deemed collectible is reversed and charged against current income. Subsequent interest payments collected on non-accrual loans may thereafter be recognized as interest income or may be applied as a reduction of the loan balance, as circumstances warrant. Non-real estate secured consumer loans are not placed in non-accruing status, but are charged off when policy-determined delinquent status is reached. The provision for loan losses was $381,000 in the first three months of 1999 compared to $273,000 the same period in 1998. The provisions in 1999 and 1998 reflected both overall loan growth and an increase in greater risk-profile consumer loans.

Net charge-offs were $119,000 for the first quarter of 1999 compared to $103,000 for the comparable period in 1998. As a percentage of average loans, net charge-offs equaled .02% and .02% respectively for the period ended March 31, 1999 and 1998. In prior years, the Company outperformed its peer group's net loan loss average and that trend is expected to continue in 1999. Management is not aware of any trend which is likely to cause the level of net charge-offs in 1999 to materially exceed the level of charge-offs experienced in 1998, beyond the impact of loans acquired as the result of the purchase of branches.

Foreclosed real estate held by the Company at March 31,1999 was $54,000.

Management maintains a listing of loans warranting either the assignment of a specific reserve amount or other special administrative attention. The Board of Directors of each subsidiary reviews this listing monthly, together with a listing of all classified loans, non-accrual loans and loans delinquent 30 days or more.

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

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least monthly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and the amount and composition of growth expectations. The allowance for loan losses as of March 31, 1999 is considered adequate by management.

                             INDIANA UNITED BANCORP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       (Table Dollar Amounts in Thousands)

Investment Securities

Investment securities offer flexibility in the Company's management of interest rate risk, and is an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company's investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of March 31, 1999, $241,059,000 of investment securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. An unrealized pre-tax gain of $341,000 was recorded to adjust the AFS portfolio to current market value at March 31, 1999, compared to an unrealized pre-tax gain of $1,223,000 at December 31, 1998.

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

Deposits generated within local markets provide the major source of funding for earning assets. Total deposits were 91.5% and 86.8% of total earning assets at March 31, 1999 and 1998. Total interest-bearing deposits averaged 90.9% and 90.8% of average total deposits for the periods ending March 31, 1999 and 1998, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

Short-term borrowings decreased $4,000,000 or 20% due mainly to the decrease in the use of Repos. Repos are high denomination investments utilized by public entities and commercial customers as an element of their cash management responsibilities. Repos are not subject to FDIC assessment so they are less costly than large certificates of deposit. With the reduction in the FDIC assessment, Repos do not offer as much cost advantage as previously experienced. Management has utilized large denomination certificates of deposit since year-end 1996 to replace a portion of customer funds previously invested in Repos.

The Company has a FHLB advance that matures in early 2002 and recently borrowed $8,000,000 in long term debt (see Financial Condition section).

Capital Resources

Total shareholders' equity increased $328,000 to $59,524,000 at March 31,1999 as compared to December 31, 1998.

                             INDIANA UNITED BANCORP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       (Table Dollar Amounts in Thousands)

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital consists of shareholders' equity less AFS adjustment, while Tier 1 consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation will constitute Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for credit losses. At March 31, 1999, Tier 1 capital to total average assets was 6.69%. Tier 1 capital to risk-adjusted assets was 10.48% Total capital to risk-adjusted assets was 11.63%. All three ratios substantially exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $.16 per share in the first quarter of 1999 and $.14 for the same quarter in 1998. Book value per common share at March 31, 1999 increased to $12.47 from $12.40 at year-end 1998. The net adjustment for AFS securities increased book value by $.04 at March 31, 1999 and increased book value by $.15 at December 31, 1998. Depending on market conditions, the adjustment for AFS securities can cause significant fluctuations in equity.

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

Liquidity is supported by maintaining a relatively stable funding base, which is achieved by diversifying funding sources, extending the contractual maturity of liabilities and limiting reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 85.2% of total earning assets for the quarter ended March 31, 1999 compared to approximately 80.8% for the period ended December 31, 1998.

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. In addition, the affiliates have access to the Federal Home Loan Bank for borrowing purposes. The

                             INDIANA UNITED BANCORP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       (Table Dollar Amounts in Thousands)

Company has not received any recommendations from regulatory authorities that would materially affect liquidity, capital resources or operations.

Rate Sensitivity and Interest Rate Risk

At March 31, 1999, the Company held approximately $290,000,000 in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons. Core deposits are distributed or spread among the various repricing categories based upon historical patterns of re-pricing which are reviewed periodically by management. The assumptions regarding these re-pricing characteristics greatly influence conclusions regarding interest sensitivity. Management believes its assumptions regarding these liabilities are reasonable.

Effective asset/liability management requires the maintenance of a proper ratio between maturing or repriceable interest-earning assets and interest-bearing liabilities. It is the policy of the Company that rate-sensitive assets less rate-sensitive liabilities to total assets are kept within a range of 80% to 130%. The Company will seek to attain a neutral gap position in 1999 based upon its belief that the current interest rate environment will remain relatively stable throughout 1999. In any event, the Company does not anticipate that its earnings will be materially impacted in 1999, regardless of the extent or the direction interest rates may vary.

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

                             INDIANA UNITED BANCORP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       (Table Dollar Amounts in Thousands)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Principal Cash Flows and Weighted Average Interest Rates By Maturity Dates

ASSETS:
-------                                                                                                           Fair
Investments                1999        2000        2001       2002         2003         Thereafter    Total       Value
-----------                ----        ----        ----       ----         ----         ----------    -----       -----
Fixed Rates:
                    ------------------------------------------------------------------------------------------------------
Total Fixed                9,356      19,014      38,895     21,912       26,799          105,922     221,898     223,706
                           5.14%       5.20%       5.57%      5.45%        5.57%            6.02%       5.72%
                    ------------------------------------------------------------------------------------------------------

Variable Rates:
                    ------------------------------------------------------------------------------------------------------
Total Variable                 8       4,004       1,510          0           26           33,337      39,848      38,531
                           6.25%       5.15%       5.35%                   4.87%            6.31%       6.20%
                    ------------------------------------------------------------------------------------------------------

Total Investments                                                                                     261,746     262,237

                                                                                                                   Fair
Loans                    12 Months     13-24       25-36      37-48        49-60         Thereafter    Total       Value
-----                    ---------     -----       -----      -----        -----         ----------    -----       -----
                    ------------------------------------------------------------------------------------------------------
Total Fixed               43,084      19,098      20,391     25,854       26,309          129,966     264,702     266,528
                           8.67%       9.03%       9.11%      8.61%        8.49%            7.66%       8.21%
                    ------------------------------------------------------------------------------------------------------

Variable Rates:
                    ------------------------------------------------------------------------------------------------------
Total Variable           194,496      43,169      26,747      9,614       10,588            5,356     289,970     290,260
                           8.20%       8.13%       8.04%      7.81%        7.80%            7.67%       8.14%
                    ------------------------------------------------------------------------------------------------------

Total Loans                                                                                           554,672     556,788

LIABILITIES:
NOW, MMDA &              287,358                                                                      287,358     287,358
------------
SAVINGS:
                           2.76%                                                                        2.76%

                                                                                                                   Fair
CERTIFICATES OF            1999        2000        2001       2002         2003          Thereafter    Total       Value
----------------           ----        ----        ----       ----         ----          ----------    -----       -----
DEPOSIT:
Fixed & Variable Rates:
                    ------------------------------------------------------------------------------------------------------
Total Fixed              310,986      85,938      27,717     10,034        9,625            1,160     445,460     449,558
                           5.24%       5.31%       5.37%      5.53%        5.46%            5.52%       5.26%
                    ------------------------------------------------------------------------------------------------------


Variable Rates:
Total Certificates                                                                                    445,460     449,558

Total Interest Bearing Deposits                                                                       732,818     736,916


Borrowings:
-----------                                                                                                        Fair
                           1999        2000        2001       2002         2003          Thereafter    Total       Value
                           ----        ----        ----       ----         ----          ----------    -----       -----
Fixed Rates:
                    ------------------------------------------------------------------------------------------------------
Total Fixed                1,887           0           0          0            0                0       1,887       1,887
                           4.26%                                                                        4.40%
                    ------------------------------------------------------------------------------------------------------
Variable Rates:
                    ------------------------------------------------------------------------------------------------------
Total Variable            14,145           0           0          0            0                0      14,145      14,145
                           4.11%                                                                        4.16%
                    ------------------------------------------------------------------------------------------------------
Total                                                                                                  16,032      16,032

FHLB Advances
                    ------------------------------------------------------------------------------------------------------
Fixed Rate                                                   10,000                                                10,000
                                                              5.35%                                                 5.35%
                    ------------------------------------------------------------------------------------------------------



Trust Preferred Securites

                                     Market
                                      Price                                           #  Shares
                                                                                 -----------------------------------------
                                     10.5000                                               22,425      22,425      23,546
                                                                                            8.75%       8.75%
                                                                                 -----------------------------------------

                             INDIANA UNITED BANCORP
                                    FORM 10-Q

The preceding table provides information about the Company's significant financial instruments at March 31, 1999 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by maturity dates.

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

               27:  Financial Data Schedule (electronic filing only)

         b)    Reports on Form 8-K
               1. On March 2, 1999 the Registrant filed an 8K announcing the acquisition of four new branches by its affiliate PTC.

                2. On March 31, 1999 the Registrant filed an 8K regarding the appointment of Crowe, Chizek and Company LLP ("Crowe Chizek"), Indianapolis, Indiana, as the registrant's independent accountants for the fiscal year ending December 31, 1999. This is a change in accountants recommended by registrant's Audit Committee and approved by registrant's Board. Crowe Chizek was engaged by registrant on March 31, 1999. Olive LLP ("Olive"), formerly known as Geo. S. Olive & Co. LLC, has served as registrant's independent accountants since registrant's formation in 1983.


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

                                            INDIANA UNITED BANCORP





May 12, 1999                                By: /s/ Robert E. Hoptry
                                                ------------------------
                                                 Robert E. Hoptry
                                                 Chairman and Chief
                                                 Executive Officer


May 12, 1999                                By: /s/ Donald A. Benziger
                                                ------------------------
                                                 Donald A. Benziger
                                                 Senior Vice President &
                                                 Chief Financial Officer

                             INDIANA UNITED BANCORP

                                    FORM 10-Q

                                  EXHIBIT INDEX

Exhibit                                                                Page
-------                                                                ----
27        Financial Data Schedule (electronic filing only)