Form 10-Q
period 1999-06-30
INDIANA UNITED BANCORP
filed 1999-08-17
CIK 720002

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED                     JUNE 30, 1999
                                  -----------------

COMMISSION FILE NUMBER                      0-12422
                                  -----------------

                             INDIANA UNITED BANCORP
                             ----------------------
             (Exact name of registrant as specified in its charter)

         INDIANA                                              35-1562245
         ---------------------------------------------------------------
  (State or other jurisdiction of                           (IRS Employer
  incorporation or organization)                          Identification No.)

        201 NORTH BROADWAY                 GREENSBURG, INDIANA    47240
        ---------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

                                 (812) 663-0157
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---
         As of June 30, 1999 there were outstanding 4,855,541 shares, without par value of the registrant.

                             INDIANA UNITED BANCORP

                                    FORM 10-Q

                                      INDEX

                                                                          Page
                                                                          No.
PART I.  FINANCIAL INFORMATION                                            ----

     Item 1.  Financial Statements

                 Consolidated Condensed Balance Sheet                       3

                 Consolidated Condensed Statement of Income                 4

                 Consolidated Condensed Statement of Changes in
                   Shareholders' Equity                                     5

                 Consolidated Condensed Statement of Cash Flows             6

                 Notes to Consolidated Condensed Financial Statements    7-10

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    11-23

     Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                          24-25

PART II.  OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                             26

     Signatures                                                            27

     Exhibit Index                                                         28

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (Unaudited)
                             (Dollars in thousands)

                                                      June 30,   December 31,
                                                        1999        1998
                                                      --------   ------------
Assets

  Cash and due from banks                            $  23,971    $  25,549
  Interest-bearing demand deposits                          30           31
  Federal funds sold                                     7,760       19,855
                                                     ---------    ---------
    Cash and cash equivalents                           31,761       45,435
  Interest bearing time deposits                         1,029        1,498
  Securities
    Available for sale                                 239,310      178,008
    Held to maturity                                    19,959       19,591
  Loans held for sale                                    7,758       10,972
  Loans                                                578,909      539,404
  Less: Allowance for loan losses                        6,578        6,099
                                                     ---------    ---------
    Net loans                                          572,331      533,305
  Premises and equipment (net)                          14,052       12,498
  Intangible assets                                     24,863       12,818
  Other assets                                          12,796       13,820
                                                     ---------    ---------
    Total assets                                     $ 923,859    $ 827,945
                                                     =========    =========

Liabilities
  Deposits                                           $ 801,743    $ 709,871
  Short-term borrowings                                 17,951       20,032
  Federal Home Loan Bank advances                       10,000       10,000
  Long-term debt                                         8,000         --
  Other liabilities                                      4,809        6,421
                                                     ---------    ---------
    Total liabilities                                  842,503      746,324
                                                     =========    =========

Guaranteed Preferred Beneficial Interests in
  Company's Subordinated Debentures                     22,425       22,425

Shareholders' equity Common stock $1 stated value:
    Authorized--10,000,000 shares
    Issued and outstanding--4,855,541 shares             2,428        2,387
  Paid-in capital                                       23,137       21,742
  Retained Earnings                                     36,124       34,363
  Accumulated comprehensive income                      (2,758)         704
                                                     ---------    ---------
    Total shareholders' equity                          58,931       59,196
                                                     ---------    ---------
    Total liabilities and shareholders' equity       $ 923,859    $ 827,945
                                                     =========    =========

See notes to consolidated condensed financial statements

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (Unaudited)
                             (Dollars in thousands)

                                  Three months ended     Six months ended
                                        June 30,              June 30,
                                    1999       1998       1999        1998
                                  ------------------------------------------
Interest income:
  Loans, including fees           $ 11,774   $ 10,938   $ 23,248    $ 21,518
  Investment securities              3,803      1,907      7,012       3,771
  Other interest earning assets        360        623        860       1,212
                                  --------   --------   --------    --------
    Total interest income           15,937     13,468     31,120      26,501
Interest expense:
  Deposits                           7,586      6,168     14,858      12,238
  Trust preferred securities           501        501      1,002       1,002
  Other borrowings                     427        238        805         505
                                  --------   --------   --------    --------
    Total interest expense           8,515      6,907     16,666      13,745
                                  --------   --------   --------    --------
Net interest income                  7,423      6,561     14,455      12,756
  Provision for loan losses            336        292        717         565
                                  --------   --------   --------    --------
Net interest income after
  provision for loan losses          7,087      6,269     13,738      12,191
Noninterest income:
  Securities gains (losses)             11         12        (13)         12
  Other operating income             1,691      1,383      3,101       2,690
                                  --------   --------   --------    --------
    Total noninterest income         1,702      1,395      3,088       2,702
Noninterest expense                  6,285      5,491     11,857       9,862
                                  --------   --------   --------    --------
Income before income tax             2,504      2,173      4,969       5,031
  Income tax expense                   822      1,107      1,667       2,117
                                  --------   --------   --------    --------
Net income                        $  1,682   $  1,066   $  3,302    $  2,914
                                  ========   ========   ========    ========


Net income per share (basic)      $   0.35   $   0.22   $   0.69    $   0.61
Net income per share (diluted)    $   0.35   $   0.22   $   0.69    $   0.61
Cash dividends declared           $   0.16   $  0.145   $   .320    $  0.285


See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES TO SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)

                                               1999        1998
                                               ----        ----

Balance, January 1                           $ 59,196    $ 55,006
Comprehensive income:
  Net income                                    3,302       2,914
    Change in unrealized gains (losses) on
    available for sale securities              (3,462)        113
                                             --------    --------
  Comprehensive income                           (160)      3,020
Additional shares issued                        1,436        --
Exercise of stock options                        --           520
Cash dividends on common stock                 (1,541)     (1,289)
                                             --------    --------
   Balance, June 30                          $ 58,931    $ 57,264
                                             ========    ========


See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                  Six months ended
                                                                       June 30
                                                                  1999         1998
Cash flows from operating activities:

   Net income                                                  $   3,302    $   2,914
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                                      717          565
      Depreciation and amortization                                  771          590
      Amortization of core deposit intangibles                       735          127
      Investment securities (gains) losses                            13          (12)
      Change in loans held-for-sale                                3,214       (2,525)
      Other adjustments                                              785          985
                                                               ---------    ---------
        Net cash provided by operating activities                  9,537        2,644
                                                               ---------    ---------

Cash flows from investing activities:
   Purchases of held-to-maturity securities                       (3,533)      (1,301)
   Proceeds from maturities and paydowns
     of securities held-to-maturity                                3,141        4,085
   Purchases of securities available for sale                   (105,921)     (19,047)
   Proceeds from maturities and paydowns
     of securities available for sale                             29,212       12,096
   Proceeds from sales of securities
     available for sale                                           10,369        3,008
   Net change in loans                                           (39,632)
   Purchases of premises and equipment                            (2,188)        (743)
   Net change in deposits with other financial institutions          469
     Cash received from branch acquisitions                       92,535         --
                                                               ---------    ---------
      Net cash used by investing activities                      (15,548)     (23,195)
                                                               ---------    ---------

Cash flows from financing activities:
   Net change in deposits                                        (12,041)       5,872
   Short-term borrowings                                          (2,081)      (5,094)
   Proceeds of long term debt                                      8,000         --
   Proceeds from issuance of stock                                  --            520
   Cash dividends                                                 (1,541)      (1,289)
                                                               ---------    ---------
      Net cash provided (used)
        by financing activities                                   (7,663)           9
                                                               ---------    ---------
Net decrease in cash and cash equivalents                        (13,674)     (20,542)
Cash and cash equivalents, beginning of period                    45,435       74,212
                                                               ---------    ---------
Cash and cash equivalents, end of period                       $  31,761    $  53,670
                                                               =========    =========

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)

NOTE 1.
-------

The significant accounting policies followed by Indiana United Bancorp ("Company"), its wholly owned bank subsidiaries, Union Bank and Trust Company of Indiana ("Union Bank"), Regional Federal Savings Bank ("Regional Bank") and People's Trust Company. ("People's), and its subsidiary IUB Capital Trust, for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. On April 30, 1998, the Company completed the merger with P.T.C. Bancorp ("PTC"), Brookville, Indiana. The transaction was accounted for using the pooling-of-interests method of accounting. Company results reported herein include the financial position and results of operations of the Company combined with the financial position and results of operations of P.T.C. Bancorp as if the merger had occurred on January 1, 1998. All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of those expected for the remainder of the year.

NOTE 2.
-------

On July 31, 1998, the Company approved a 2-for-1 stock split, under which each share of its common stock outstanding at the close of business on August 17, 1998 was converted into two shares of common stock. The additional certificates were distributed to stockholders on August 31, 1998. As a result of the stock split, the number of shares outstanding increased from 2,387,314 to 4,774,628 shares. Unless otherwise noted, all share and per share data have been restated for the 2-for-1 stock split.

NOTE 3.
-------

During 1999, the Company purchased four branches within its target market areas. The branch acquisitions were completed during the quarter ended March 31,1999 and resulted in the purchase of $ 104.1 million in deposits, $ 0.6 million in fixed assets and $1.9 million in loans. The premium paid for these branches was $ 11.5 million. The Company opened two new branches "de novo" in late April, 1999. These branches are located in Chesterfield, and Anderson, Indiana.

NOTE 4.
-------

On May 31, 1999, the Company acquired the property and casualty insurance business of Andy Anderson Insurance Agency, Inc. d/b/a/ The Anderson Group, Owensboro, Kentucky ("The Anderson Group"). The acquisition was effected through a merger transaction in which The Anderson Group was merged into a newly formed subsidiary of the Company, The Insurance Group, Inc. ("The Insurance Group"), formed for the purpose of effecting the merger transaction. In this merger transaction, the Company issued 80,913 shares of its common stock to The Anderson Group shareholders, increasing the number of outstanding shares of common stock to 4,855,541. The transaction has been accounted for under the purchase method of accounting.

Subsequently, the Company caused The Insurance Group to become a wholly owned subsidiary of Union Bank and Trust by transferring its ownership in The Insurance Group to that bank subsidiary. The general lines insurance business previously conducted by Union Bank and Trust in Greensburg and Portland, Indiana will be conducted through The Insurance Group subsidiary.

Note 5.
-------
                                    June 30,1999        December 31,1998
                                 Amortized    Fair     Amortized    Fair
                                   Cost       Value      Cost       Value
                                   ----       -----      ----       -----
Securities Available for Sale
Federal agencies                 $145,630    142,478   $ 96,903   $ 97,975
State and municipal                24,716     23,756      9,627      9,822
Corporate and other securities     28,725     28,399     29,590     29,382
Mortgage-backed securities         44,858     44,677     40,665     40,829
                                 --------   --------   --------   --------
  Totals                         $243,929   $239,310   $176,785   $178,008
                                 ========   ========   ========   ========

                             INDIANA UNITED BANCORP
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)

NOTE 5 (CON'TD).
----------------
                                     June  30, 1999    December 31, 1998
                                   Amortized   Fair    Amortized   Fair
                                      Cost     Value     Cost      Value
                                      ----     -----     ----      -----
Securities Held to Maturity
   State and municipal              $18,954   $18,927   $18,609   $18,936
   Corporate and other securities     1,005     1,084       982     1,080
                                    -------   -------   -------   -------
     Totals                         $19,959   $20,011   $19,591   $20,016
                                    -------   -------   -------   -------

NOTE 6.
-------
                                                       June 30    December 31
                                                        1999         1998
                                                        ----         ----
Loans:
   Commercial and industrial loans                   $  38,201       29,084
   Agricultural production financing                    16,996       14,983
   Farm real estate                                     40,827       36,906
   Commercial real estate mortgage                      94,736       95,800
   Residential real estate mortgage                    257,805      246,491
   Construction and development                         35,427       30,772
   Consumer                                             83,729       70,966
   State and political                                  10,374       13,249
   Government guaranteed loans purchased                   814        1,153
                                                     ---------    ---------
     Total loans                                       578,909      539,404
                                                     =========    =========

Under performing loans:
   Non-accruing loans                                $   3,843    $   3,709


   Accruing loans contractually past due 90 days
     or more as to principal or interest payments          609          195
                                                     ---------    ---------
      Total under performing loans                       4,452        3,904
                                                     =========    =========

Allowance for loan losses:                              1999         1998
                                                        ----         ----
   Balance, January 1                                $   6,099    $   5,451
   Provision for losses                                    717          565
    Recoveries on loans                                    213          121
   Loans charged off                                      (451)        (320)
                                                     ---------    ---------
   Balance, June 30                                  $   6,578    $   5,817
                                                     =========    =========


NOTE 7.
-------
                                                       June 30    December 31
                                                        1999         1998
                                                        ----         ----
Deposits:
Non-interest-bearing demand                          $ 77,118     $ 66,102
   Interest-bearing demand                            171,092      159,661
   Savings                                            127,147       75,272
   Certificates of deposit $100,000 or more            62,699       68,821
   Other certificates and time deposits               363,687      340,015
                                                     --------     --------
     Total deposits                                  $801,743     $709,871
                                                     ========     ========

NOTE 8.
-------
                                                       June 30    December 31
                                                        1999         1998
                                                        ----         ----
Short-term borrowings:
   Securities sold under repurchase agreements         $15,767     $19,607
   U.S. Treasury demand notes                            2,184         425
                                                       -------     -------
     Total short-term borrowings                       $17,951     $20,032
                                                       =======     =======

NOTE 9.
-------

Earnings per share (EPS) were computed as follows:
For three months ended

                                            June 30,                  June 30,
                                            1999                      1998
---------------------------------------------------------------------------------------
                                         Weighted   Per             Weighted    Per
                                Net      Average   Share     Net     Average   Share
                               Income    Shares    Amount   Income   Shares    Amount
---------------------------------------------------------------------------------------
Basic earnings per share:
  Income available to
  common shareholders          $1,682   4,801,303  $0.35    $1,066  4,754,298  $0.22
                               ------                       ------

Effect of dilutive securities                                          12,032

Diluted earnings per share:
  Income available to
  common shareholders and
  assumed conversion           $1,682   4,801,303  $0.35    $1,066  4,766,330  $0.22
                               ======   =========  =====    ======  =========  =====

For six months ended                                    June 30,
                                            1999                      1998
                                         Weighted   Per             Weighted    Per
                                Net      Average   Share     Net     Average   Share
                               Income    Shares    Amount   Income   Shares    Amount
Basic earnings per share:
  Income available to
  common shareholders          $3,302   4,788,039  $0.69    $2,914  4,731,554  $0.61
                               ------                       ------

Effect of dilutive securities                                          26,292
Diluted earnings per share:
  Income available to
  common shareholders and
  assumed conversion           $3,302   4,788,039  $0.69    $2,914  4,757,846  $0.61
                               ======   =========  =====    ======  =========  =====

                             INDIANA UNITED BANCORP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Table Dollar Amounts in Thousands)

Forward-Looking Statements

Except for historical information contained herein, the discussion in this Form 10-Q quarterly report includes certain forward-looking statements based upon management expectations. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Company's loan and investment portfolios.

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

Business Combination

On April 30, 1998, the Company completed the merger with P.T.C..Bancorp, Brookville, Indiana. The transaction was accounted for using the pooling-of-interests method of accounting. The Company issued 2,272,834 shares of its common stock to shareholders of PTC. Merger and related costs of $926,000 were charged against net income during the quarter ended June 30, 1998. The financial information contained herein reflects the merger and reports the financial condition and results of operations as though the merger occurred as of January 1, 1998.

Acquisition of Property and Casualty Insurance Business

On May 31, 1999, the Company acquired the property and casualty insurance business of Andy Anderson Insurance Agency, Inc. d/b/a/ The Anderson Group, Owensboro, Kentucky ("The Anderson Group"). The acquisition was effected through a merger transaction in which The Anderson Group was merged into a newly formed subsidiary of the Company, The Insurance Group, Inc. ("The Insurance Group"), formed for the purpose of effecting the merger transaction. In this merger transaction, the Company issued 80,913 shares of its common stock to The Anderson Group shareholders, increasing the number of outstanding shares of common stock to 4,855,541. The transaction has been accounted for under the purchase method of accounting.

Subsequently, the Company caused The Insurance Group to become a wholly owned subsidiary of Union Bank and Trust by transferring its ownership in The Insurance Group to that bank subsidiary. The general lines insurance business previously conducted by Union Bank and Trust in Greensburg and Portland, Indiana will be conducted through The Insurance Group subsidiary.

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

                             INDIANA UNITED BANCORP
                  FORM 10Q MANAGEMENT'S DISCUSSION AND ANALYSIS
                       (Table Dollar Amounts in Thousands)

In conformity with this strategy, the Company on April 30, 1998 merged with PTC, a bank holding company headquartered in Brookville, Indiana with total assets of $322 million. The transaction was regarded by both companies as a merger of equals and has integrated the management and directors of both organizations.

PTC was also community focused, serving rural communities with populations of 10,000 or less in markets contiguous to the Company's existing locations. PTC conducted its banking business through 17 offices located in the Indiana counties of Dearborn, Franklin, Henry, Jefferson, Ripley, Rush, Fayette, Switzerland and Wayne.

Many larger mid-west banking companies have had an accelerated program of branch divestitures. Many of these branch locations have been in communities that are compatible with the Company's growth strategies. The Company has bid competitively in order to expand its presence in these targeted markets.

The Company previously reported acquiring three branches in Alexandria, Anderson, and Fortville, Indiana having deposits of approximately $32 million. Subsequently, the Company acquired a branch in Frankton, Indiana. To complement this geographic symmetry of locations within 15 miles of Anderson, the Company acquired two closed branches: one in Chesterfield, Indiana and the other in Anderson. These branches opened "de-novo" as no deposits accompanied the purchase in late April of this year. Alexandria , Anderson and Fortville were converted on July 17, 1998, with the Frankton purchase completed in December. These branches are now integrated into Union Bank and represent deposits of approximately $70 million in the greater Anderson market.

The Company also acquired three branches strategically located in Regional Bank's market. These branches are located in Charlestown, Georgetown, and Galena, Indiana and have added more than $55 million of deposits to Regional Bank's customer base in Clark and Floyd counties. These branches were converted in September, 1998.

In the quarter ended March 31, 1999 the Company acquired four branches located in or adjacent to People's Trust Company's market. One of these branches is located in Cambridge City, which is in Wayne County where People's Trust Company already operates three offices. Two offices are in New Castle and one office is in Knightstown and all three are located in the adjacent county of Henry. This acquisition added $100 million of deposits to People's customer base, which now operates 20 offices in nine eastern and southeastern counties of Indiana. In March of 1999 PTC closed the Arlington, Indiana branch and merged with the Rushville, Indiana branch due to the lack of business. Prior to this it has been on part-time basis.

Management realized that if the Company was successful in increasing assets significantly through branch acquisitions, the regulatory capital of the Company would have been below levels acceptable to management and regulatory authorities. In preparation for significant growth, the Company issued $22,425,000 of cumulative Trust Preferred Securities in December 1997. These securities are used to meet regulatory capital requirements within prescribed limits. The Company has utilized a portion of the net proceeds received to retire its long-term debt and employed the remaining funds to finance growth which included branch acquisitions, the establishment of de novo branches, possible acquisitions of other financial institutions and various other corporate purposes.

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

Year 2000 Computer Issues

The Year 2000 Issue refers to a number of date-related problems that may affect software applications, including codes imbedded in chips and other hardware devices. These problems include software programs that identify a year by the last two digits so that a year identified as "00" would be recognized as the year "1900" rather than the year "2000."

State of Readiness

The company has completed the process of identifying and assessing the extent to which its equipment, business systems, and products could be affected by the Year 2000 Issue. As part of its Year 2000 Issue assessment, the company has taken into account whether third parties with which the Company has material relationships, including the U.S. Government and Federal Reserve System, are Year 2000 compliant. The Company's formalized plan is comprised of the following phases; (1) Development of plan; (2) development of an inventory and assessment of risks; (3) Identification of internally developed software; (4) Testing of all vendor and non-vendor developed software; (5) implementation of upgrades or replacement of non-compliance items; and (6) developing of a contingency and recovery plan for unforeseen events. The Company has completed the first five phases and is currently in the process of finalizing the sixth phase for completion by year end 1999.

Costs

The Company's expenses have been limited to internal costs incurred in the Year 2000 issue assessment process. The Company does not separately track such internal costs which are principally associated with payroll expenses, but estimates that the Year 2000 compliance costs for 1998 and the first half of 1999 were minimal. The Company estimates that the total costs of the Company's formalized plan, as described above, will be approximately $150,000. However, there can be no assurance that the Company will not incur any unanticipated costs in completing its Year 2000 Compliance Project.

Risks

As a result of completing the first two phases of its formalized plan, the Company has identified and developed remediation plans for some significant risks. These risks relate to vendors, supplies, distributors, customers, and other third parties, as well as the Company's own internal information and operation systems. Any failure by the Company or third parties to ensure that the applicable computer systems are Year 2000 compliant could have a material adverse effect on the Company's operations, liquidity and financial position. Any failure of the Company's products to perform could result in claims against the Company.

Contingency Plans

The Company will continue to develop contingency strategies, as appropriate, as part of its Year 2000 plan. These contingency strategies include identifying alternate suppliers, developing procedures to override internal computer systems, increasing inventory levels, and reallocating internal resources as necessary.

Results of Operations

Earnings for the second quarter of 1999 increased 58% to $1,682,000 as compared to the same quarter of 1998. Earnings for the first half of 1999 increased 13% to $3,302,000 as compared to the same period in 1998.

Net interest income, non-interest income and non-interest expense all increased for comparable periods disclosed. Merger expenses of $926,000 were recorded in the second quarter of 1998.

Per share earnings (diluted) for the second quarter equaled $.35 in 1999, compared to $.22 in 1998. Per share earnings (diluted) for the first half of 1999 and 1998 were $.69 and $.61 respectively. Per share earnings adjusted for 926,000 of merger expenses would be $.41 per share for the 2nd quarter of 1998 and $.80 per share for 1st half of 1998.

The Company's return on average total assets for the second quarter was .72% in 1999 compared to .58% in 1998. Year-to-date return on average assets was .72% and .82% for 1999 and 1998. Return on average shareholders' equity for the second quarter was 11.28% in 1999 and 7.00% in 1998. Year-to-date return on average shareholders' equity was 11.14% and 9.93% for 1999 and 1998.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q

Net Interest Income

Net interest income is influenced by the volume and yield of earning assets and the cost of interest-bearing liabilities. Net interest margin reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Second quarter net interest income of $7,423,000 in 1999 increased 13% from $6,561,000 in 1998. The first six months of net interest income increased by $1,699,000 or 13% over the same period in 1998.

Throughout the past two years, the Company employed a deposit-pricing strategy focused on retaining and attracting lower cost short-to-moderate term funds. Management correctly anticipated a relatively flat rate interest rate environment throughout this period. The Company believes this strategy greatly enhanced net interest income and will also have a positive effect on current year earnings.


Provision for Loan Losses

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Possible Loan Losses".

Noninterest Income

Second quarter non-interest income in 1999 exceeded the prior year by $307,000 or 22%. Non-interest income in the first six months of 1999 exceeded the prior year period by $386,000 or 14%. Security losses of $13,000 were realized in the first six months of 1999 compared to a $12,000 gain for the same six month period last year.

Service charges for the respective second quarters of 1999 and 1998 were $666,000 and $457,000. This also increased for the first six months of 1999 over the same period in 1998 by $356,000, primarily due to continued growth in interest-bearing checking accounts. Deposit growth and interest rate variables affect service charge income. Trust income for the six months increased $24,000 over 1998 due to estate income and a strong stock market. The level of estate assets administered may cause trust income to fluctuate significantly from year to year.

Mortgage banking income, which consists of gains (losses) on loan sales and service fee income was $78,000 lower for the second quarter of 1999 compared to the same period in 1998, and $414,000 less for the six month period ended June 30, 1999 compared to the same period in 1998. Decreased mortgage origination sales activity began late in 1998 and has continued. During this period of time, the long-term interest rates charged on mortgages increased and the Company experienced reduced refinancing and origination activity of a saleable nature.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q


(Dollars in thousands)                          1999                1998
                                           --------------      --------------

Non Interest income                         Three months         Six Months
                                            ended 30-Jun        ended 30-Jun
                                           1999      1998      1999      1998

Insurance commissions                       246       196       329       266

Trust Fees                                   42        33       167       143

Mortgage banking income                     424       502       763     1,027

Service charges on deposit accounts         666       457     1,251       895

Gain (loss) on sales of securities           11        12       (13)       12

Other income                                313       195       591       359


Total                                     1,702     1,395     3,088     2,702



Non-interest Expense

The largest component of non-interest expense is personnel expense. Personnel expenses increased in the first half of 1999 by $1,581,000, or 32% as compared to the prior year period. Normal staff salary adjustments and increased benefit costs were incurred in both 1999 and 1998 as well as the addition of 12 new branches since June 30 of last year. Salary expense for the net additional branches accounts for $1.2 million of the increase to date.

The increases in premises and equipment expense for both the current quarter and year to date 1999 over 1998 are due to the increase in the number of branches discussed earlier.

The increase in professional fees for the three months ended June 30, 1999 versus the same period in 1998 are the result of cost allocations between merger costs and regular professional fees in 1998 as the first six months of 1999 and 1998 are nearly equal.

Amortization of core deposit intangibles and goodwill for both the quarter and half year of 1999 exceeded comparable periods 1998 as the result of amortization of premiums paid on branches and deposits acquired (net 12) over the past year.

Deposit insurance premiums for the first six months were $11,000 more in 1999 than the prior year period due to higher levels of deposits. Since the Bank Insurance Fund ("BIF") reached a mandated funding level in 1995, the assessment rate for the Company's commercial banks was reduced to the $2,000 minimum level permissible in 1996, and increased to 1.29 cents per $100 of deposits in 1998 and 1997, which is the lowest prevailing assessment rate.

A ratio frequently used to measure the efficiency of a financial institution is computed by dividing non-interest expense by the total of tax-effected net interest income plus non-interest income excluding securities gains or losses. The lower the ratio, the more efficient the Company is in managing net interest margin, non-interest income and non-interest expense. The Company's efficiency ratios were 66.0% for the first half of 1999 compared to 62.7% for the same period in 1998.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q


Non Interest expense                        Three months        Six Months
                                            ended 30-Jun       ended 30-Jun
                                           1999      1998     1999      1998
Salaries and employee benefits             3,367    2,488     6,501    4,920
Premises and equipment expenses              874      685     1,738    1,384
Professional fees                            115      (37)      214      203
Amortization of core deposit intangibles
and goodwill                                 456       75       769      127
Deposit insurance/supervisory assessment      39       39        80
                                                                          69
Merger expenses                              926      926
Other operating expenses                   1,434    1,315     2,555    2,233
                                          ------   ------    ------   ------

Total                                      6,285    5,491    11,857    9,862
                                          ======   ======    ======   ======

Income Taxes

The effective tax rate for the first six months was 36% for 1999 and 42% for 1998. The Company and its subsidiaries will file consolidated income tax returns for 1999.

Financial Condition

Total assets at June 30, 1999 increased $95,914,000 since the end of 1998.

Average earning assets represented 93.1% of average total assets for the first six months of 1999 compared to 94.9% for the same period of 1998. The addition of new fixed assets and deposit premium connected with the branch acquisitions has been the major factor in the decrease of this ratio. Average loans represented approximately 72.5% of average deposits in the first six months of 1999 and 83.1% for a comparable period in 1998. Management intends to continue its emphasis on loan growth throughout 1999, to increase these averages. Average loans as a percent of assets were 61.7% for June, 1999 and 69.5% for June,1998.

The increase in deposits of $91,872,000 from December 31, 1998 to June 30, 1999 is due mainly to the branch acquisitions mentioned previously. Long term debt in 1999 represented the Company's loan for the purchase of the PTC branches in 1999. In February the Company borrowed $8,000,000 from National City Bank at a floating rate based upon LIBOR. In addition the Company established a $3,000,000 line of credit as a cash management tool. Federal Home Loan Bank ("FHLB") advances represented the balance of long-term debt as of the 1999 and 1998 dates. The FHLB advances were used to fund loans and other earning assets of Regional Bank.

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

Shareholders' equity was $58,931,000 on June 30,1999 compared to $59,196,000 on December 31, 1998. Book value per common share decreased to $12.14 or 2.1% from $12.40 at year-end 1998. The unrealized loss on securities available for sale, net of taxes, totaled $2,758,000 or $.57 per share at June 30, 1999 compared to an unrealized gain of $ 704,000 or $.15 per share at December 31, 1998. Excluding the net unrealized losses on securities available for sale, book value per share should be $12.70 at June 30, 1999 or an increase of 3.7% over the comparable book value at year-end 1998.

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

Total loans increased $39,505,000 or 7.3% since December 31, 1998 spread across the variety of loans the Company participates in. The greatest increase is in the mortgage loan portfolio due largely to originations in the current mortgage interest rate environment. Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 45% of total loans at June 30, 1999 and 46% at December 31, 1998. The Company's recent emphasis on increasing consumer loans has provided greater diversification within the portfolio and generated higher gross yields than residential real estate loans.

On June 30, 1998, the Company had $7,758,000 of residential real estate loans held for sale. Prior to the merger with PTC, the Company traditionally made loans only for its own portfolio and did not follow the practice of many other financial institutions of originating loans for sale in the secondary market. People's had engaged in mortgage banking activities for a period of time. In early 1998, mortgage loan sales activity stagnated and has continued to the present time. This program assists the Company in serving all

                             INDIANA UNITED BANCORP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       (Table Dollar Amounts in Thousands)

segments of the community without incurring unacceptable levels of credit exposure or interest rate risk and provides additional fee income.

The Company regards its ability to identify and correct loan quality problems as one of its greatest strengths. Loans are placed on non-accrual status when in management's judgment the collateral value and/or the borrower's financial condition do not justify accruing interest. As a general rule, commercial and real estate loans are reclassified to non-accruing status at or before becoming 90 days past due. Interest previously recorded but not deemed collectible is reversed and charged against current income. Subsequent interest payments collected on non-accrual loans may thereafter be recognized as interest income or may be applied as a reduction of the loan balance, as circumstances warrant. Non-real estate secured consumer loans are not placed in non-accruing status, but are charged off when policy-determined delinquent status is reached. The provision for loan losses was $717,000 in the first six months of 1999 compared to $565,000 the same period in 1998. The provisions in 1999 and 1998 reflected both overall loan growth and an increase in greater risk-profile consumer loans.

Net charge-offs were $238,000 for the first half of 1999 compared to $ 200,000 for the comparable period in 1998. As a percentage of average loans, net charge-offs equaled .04% and .04% respectively for the period ended June 30, 1999 and 1998. On a quarter to quarter basis the net charge-offs were $119,000 and $97,000 for 1999 and 1998 respectively. In prior years, the Company outperformed its peer group's net loan loss average and that trend is expected to continue in 1999. Management is not aware of any trend which is likely to cause the level of net charge-offs in 1999 to materially exceed the level of charge-offs experienced in 1998, beyond the impact of loans acquired as the result of the purchase of branches.

Foreclosed real estate held by the Company at June 30, 1999 was $164,000 and $54,000 at December 31, 1998.

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

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least monthly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and the amount and composition of growth expectations. The allowance for loan losses as of June 30, 1999 is considered adequate by management.



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

As of June 30, 1999, $239,310,000 of investment securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. An unrealized pre-tax loss of $4,619,000 was recorded to adjust the AFS portfolio to current market value at June 30, 1999, compared to an unrealized pre-tax gain of $1,223,000 at December 31, 1998.

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

Deposits generated within local markets provide the major source of funding for earning assets. Total deposits were 92.3% and 86.8% of total earning assets at June 30, 1999 and 1998. Total interest-bearing deposits averaged 90.2% and 90.5% of average total deposits for the periods ending June 30, 1999 and 1998, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

Short-term borrowings decreased $2,081,000 or 10.4% due mainly to the decrease in the use of Repos. Repos are high denomination investments utilized by public entities and commercial customers as an element of their cash management responsibilities. Repos are not subject to FDIC assessment so they are less costly than large certificates of deposit. With the reduction in the FDIC assessment, Repos do not offer as much cost advantage as previously experienced. Management has utilized large denomination certificates of deposit since year-end 1996 to replace a portion of customer funds previously invested in Repos.

The Company has a FHLB advance that matures in early 2002 and recently borrowed $8,000,000 in long term debt (see Financial Condition section)

Capital Resources

Total shareholders' equity decreased $265,000 to $58,931,000 at June 30, 1999 as compared to December 31, 1998.

                             INDIANA UNITED BANCORP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       (Table Dollar Amounts in Thousands)

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital consists of shareholders' equity less AFS adjustment, while Tier 1 consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation will constitute Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for credit losses. At June 30, 1999, Tier 1 capital to total average assets was 6.52%. Tier 1 capital to risk-adjusted assets was 10.74%. Total capital to risk-adjusted assets was 11.93%. All three ratios substantially exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $.32 per share in the first half of 1999 and $.285 for the same period in 1998. Book value per common share at June 30, 1999 decreased to $12.14 from $12.40 at year-end 1998. The net adjustment for AFS securities decreased book value by $.57 at June 30, 1999 and increased book value by $.15 at December 31, 1998. Depending on market conditions, the adjustment for AFS securities can cause significant fluctuations in equity.

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

Liquidity is supported by maintaining a relatively stable funding base, which is achieved by diversifying funding sources, extending the contractual maturity of liabilities and limiting reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 85.4% of total earning assets for the six months ended June 30, 1999 compared to approximately 80.8% for the period ended December 31, 1998.

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

Rate Sensitivity and Interest Rate Risk

At June 30, 1999, the Company held approximately $ ____________ in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons. Core deposits are distributed or spread among the various repricing categories based upon historical patterns of re-pricing which are reviewed periodically by management. The assumptions regarding these re-pricing characteristics greatly influence conclusions regarding interest sensitivity. Management believes its assumptions regarding these liabilities are reasonable.

Effective asset/liability management requires the maintenance of a proper ratio between maturing or repriceable interest-earning assets and interest-bearing liabilities. It is the policy of the Company that rate-sensitive assets less rate-sensitive liabilities to total assets are kept within a range of 80% to 130%. The Company will seek to attain a neutral gap position in 1999 based upon its belief that the current interest rate environment will experience incremental changes but will not be volatile in 1999. In any event, the Company does not anticipate that its earnings will be materially impacted in 1999, regardless of the extent or the direction interest rates may vary.

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

                             INDIANA UNITED BANCORP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       (Table Dollar Amounts in Thousands)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Principal Cash Flows and Weighted Average Interest Rates By Maturity Dates

ASSETS:
-------
                                                                                                          Fair
Investments                     1999      2000      2001      2002       2003   Thereafter      Total     Value
-----------                     ----      ----      ----      ----       ----   ----------      -----     -----
Fixed Rates:                    7,584    18,989    38,313    19,905     26,797     115,061     226,649   221,269
------------
                                5.18%     5.23%     5.55%     5.39%      5.57%       6.01%       5.73%

Variable Rates:                     5     4,000     1,509         0         23      31,702      37,239    38,052
---------------
                                6.25%     5.02%     5.59%     0.00%      4.84%       6.29%       6.12%

Total Investments                                                                              263,888   259,321
-----------------

                                                                                                          Fair
Loans-Months                      12      31-24     25-36     37-48      49-60  Thereafter      Total     Value
-------------                     --      -----     -----     -----      -----  ----------      -----     -----
Fixed Rates:                   38,008    21,953    20,328    25,466     27,020     137,518     270,293   272,158
------------
                                8.63%     8.72%     9.07%     8.52%      8.42%       8.24%       8.40%

Variable Rates:               178,980    68,006    25,929    20,383     11,994       7,314     312,606   312,919
---------------
                                8.13%     7.96%     8.03%     7.72%      7.73%       7.48%       8.03%

Total Loans                                                                                    582,899   585,077

LIABILITIES:
------------
NOW, MMDA & SAVINGS:          298,238                                                          289,238   298,238
--------------------
                                2.71%                                                            2.71%

                                                                                                          Fair
CERTIFICATES OF DEPOSIT:        1999      2000      2001      2002       2003   Thereafter      Total     Value
------------------------        ----      ----      ----      ----       ----   ----------      -----     -----
Fixed & Variable
----------------
Rates                         253,123   115,310    35,997    10,519      9,589       1,849     426,387   430,310
-----
                                4.97%     5.10%     5.20%     5.45%      5.47%       5.34%       5.04%

Total CD's                                                                                     426,387   430,310

Total Interest Bearing
Deposits                                                                                       724,625   728,548


Borrowings:
-----------
                                                                                                          Fair
(Rep. Agree. & Demand Note)     1999      2000      2001      2002       2003   Thereafter      Total     Value
                                ----      ----      ----      ----       ----   ----------      -----     -----
Fixed Rates:                    4,596                                                            4,596     4,596
------------
                                4.20%                                                            4.39%

                             INDIANA UNITED BANCORP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       (Table Dollar Amounts in Thousands)

Variable Rates:                13,355                                                           13,355    13,355
---------------


                                4.14                                                             4.14%
Total                                                                                           17,951    17,951

FHLB Advances
-------------
Fixed Rate                                                   10,000                                       10,000
                                                              5.35%                                        5.35%

Long-term debt                  8,000                                                                      8,000
--------------
Variable Rates                  6.56%                                                                      6.56%
--------------

Trust Preferred Securites
-------------------------
                                         Market
                                         Price                                  #  Shares
                                         10.125                                     22,425      22,425    23,546
                                                                                     8.75%       8.75%

The preceding table provides information about the Company's significant financial instruments at June 30, 1999 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by maturity dates.

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

                  27:  Financial Data Schedule (electronic filing only)

            b)  Reports on Form 8-K
                  There were no reports filed on Form 8-K for the second quarter of 1999.

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

                                               INDIANA UNITED BANCORP


August 16, 1999                                By: /s/James L. Saner Sr
                                                   --------------------
                                                   James L. Saner Sr
                                                   President and Chief
                                                   Executive Officer




August 16, 1999                                By: /s/ Donald A. Benziger
                                                   ---------------------
                                                   Donald A. Benziger
                                                   Senior Vice President &
                                                   Chief Financial Officer