Form 10-Q
period 1999-09-30
INDIANA UNITED BANCORP
filed 1999-11-05
CIK 720002

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED SEPTEMBER 30, 1999
                                        ------------------

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
                         IF CHANGED SINCE LAST REPORT.)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X    NO
                                              ---      ---
         AS OF SEPTEMBER 30, 1999 THERE WERE OUTSTANDING 4,855,541 SHARES, WITHOUT PAR VALUE OF THE REGISTRANT.

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

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                          SEPTEMBER 30, DECEMBER 31,
ASSETS                                                         1999         1998
                                                               ----         ----
  Cash and due from banks                                   $  26,648    $  25,549
  Interest-bearing demand deposits                                 29           31
  Federal funds sold                                              250       19,855
                                                            ---------    ---------
    Cash and cash equivalents                                  26,927       45,435
  Interest bearing time deposits                                  998        1,498
  Securities
    Available for sale                                        235,690      178,008
    Held to maturity                                           18,331       19,591
  Loans held for sale                                           4,465       10,972
  Loans                                                       605,827      539,404
  Less: Allowance for loan losses                               6,800        6,099
                                                            ---------    ---------
    Net loans                                                 599,027      533,305
  Premises and equipment (net)                                 14,657       12,498
  Intangible assets                                            24,407       12,818
  Other assets                                                 12,902       13,820
                                                            ---------    ---------
    Total assets                                            $ 937,404    $ 827,945
                                                            =========    =========

LIABILITIES
  Deposits                                                  $ 803,360    $ 709,871
  Short-term borrowings                                        22,519       20,032
  Federal Home Loan Bank advances                              17,500       10,000
  Long-term debt                                                6,700         --
  Other liabilities                                             5,105        6,421
                                                            ---------    ---------
    Total liabilities                                         855,184      746,324
                                                            ---------    ---------

Guaranteed preferred beneficial interests in
  company's subordinated debentures                            22,425       22,425

SHAREHOLDERS' EQUITY Common stock $1 stated value:
  Authorized--10,000,000 shares, Issued and
     outstanding, 4,855,541 and 4,774,628 shares                2,428        2,387
  Paid-in capital                                              23,137       21,742
  Retained Earnings                                            37,197       34,363
  Accumulated comprehensive income                             (2,967)         704
                                                            ---------    ---------
    Total shareholders' equity                                 59,795       59,196
                                                            ---------    ---------
     Total liabilities and shareholders' equity             $ 937,404    $ 827,945
                                                            =========    =========

See notes to consolidated condensed financial statements

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                 SEPTEMBER 30            SEPTEMBER 30
                                                1999       1998       1999        1998
                                                ----       ----       ----        ----

INTEREST INCOME:
  Loans, including fees                       $ 12,789   $ 11,291   $ 36,037    $ 32,809
  Investment securities                          3,804      2,186     10,816       5,957
  Other interest earning assets                    161        349      1,021       1,561
                                              --------   --------   --------    --------
    Total interest income                       16,754     13,826     47,874      40,327
INTEREST EXPENSE:
  Deposits                                       7,541      6,500     22,400      18,738
  Trust preferred securities                       501        511      1,503       1,513
  Other borrowings                                 523        234      1,327         739
                                              --------   --------   --------    --------
    Total interest expense                       8,565      7,245     25,230      20,990
                                              --------   --------   --------    --------
NET INTEREST INCOME                              8,189      6,581     22,644      19,337
  Provision for loan losses                        387        293      1,104         858
                                              --------   --------   --------    --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                      7,802      6,288     21,540      18,479
NONINTEREST INCOME:
  Securities gains (losses)                          5         24         (8)         36
  Other operating income                         1,352      1,302      4,453       3,992
                                              --------   --------   --------    --------
    Total noninterest income                     1,357      1,326      4,445       4,028

NONINTEREST EXPENSE                              6,377      4,948     18,234      14,810
                                              --------   --------   --------    --------
INCOME BEFORE INCOME TAX                         2,782      2,666      7,751       7,697

  Income tax expense                               932        938      2,599       3,055
                                              --------   --------   --------    --------
NET INCOME                                    $  1,850   $  1,728   $  5,152    $  4,462
                                              ========   ========   ========    ========

Net income per share (basic)                  $   0.38   $   0.36   $   1.07    $   0.97
Net income per share (diluted)                $   0.38   $   0.36   $   1.07    $   0.97
Cash dividends declared                       $   0.16   $  0.145   $   0.48    $  0.435

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES TO SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                               1999        1998
                                               ----        ----
Balance, January 1                           $ 59,196    $ 55,006
Comprehensive income:
  Net income                                    5,152       4,642
    Change in unrealized gains (losses) on
    available for sale securities              (3,671)        802
                                             --------    --------
  Comprehensive income
Additional shares issued                        1,436          --
Exercise of stock options                          --         520
Cash dividends on common stock                 (2,318)     (1,980)
                                             --------    --------
   Balance, September 30                     $ 59,795    $ 58,990
                                             ========    ========

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                              Nine months ended
                                                                 September 30
                                                              1999         1998
                                                              ----         ----
Cash flows from operating activities:
  Net income                                                $   5,152    $   4,642
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                    1,104          858
   Depreciation and amortization                                1,180          895
   Amortization of intangibles                                  1,223          184
   Investment securities (gains) losses                             8          (36)
   Change in loans held-for-sale                                6,507       (2,752)
   Other adjustments                                              416       (2,594)
                                                            ---------    ---------
       Net cash provided by operating activities               15,590        1,197
                                                            ---------    ---------

Cash flows from investing activities:
   Purchases of held-to-maturity securities                    (3,533)        (959)
   Proceeds from maturities and paydowns
     Of securities held-to-maturity                             4,759        4,817
   Purchases of securities available for sale                (107,081)     (59,606)
   Proceeds from maturities and paydowns
     Of securities available for sale                          33,942       17,809
   Proceeds from sales of securities available for sale        10,697        6,040
   Net change in loans                                        (66,670)     (25,278)
   Purchases of premises and equipment                         (3,192)      (1,495)
   Net change in deposits with other financial
      Institutions                                                500         (499)
   Other investment activities                                     --          271
   Cash received from branch acquisitions                      92,535       64,871
                                                            ---------    ---------
        Net cash provided (used) by investing activities      (38,043)       5,971
                                                            ---------    ---------

Cash flows from financing activities:
   Net change in deposits                                     (10,424)      (9,228)
   Short-term borrowings                                        9,987       (6,168)
   Proceeds of long term debt                                   8,000           --
   Pay-down on long term debt                                  (1,300)
   Proceeds from issuance of stock                                 --          520
   Cash dividends                                              (2,318)      (1,980)
                                                            ---------    ---------
        Net cash provided (used) by financing activities        3,945      (16,856)
Net decrease in cash and cash equivalents                     (18,508)      (9,688)
Cash and cash equivalents, beginning of period                 45,435       73,213
                                                            ---------    ---------
Cash and cash equivalents, end of period                    $  26,927    $  63,525
                                                            =========    =========

See notes to consolidated condensed financial statements

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)


NOTE 1.
-------

The significant accounting policies followed by Indiana United Bancorp ("Company"), its wholly owned bank subsidiaries, Union Bank and Trust Company of Indiana ("Union Bank"), Regional Federal Savings Bank ("Regional Bank") and People's Trust Company ("People's"), and its subsidiary IUB Capital Trust, for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. On April 30, 1998, the Company completed the merger with P.T.C. Bancorp ("PTC"), Brookville, Indiana. The transaction was accounted for using the pooling-of-interests method of accounting. Company results reported herein include the financial position and results of operations of the Company combined with the financial position and results of operations of P.T.C. as if the merger had occurred on January 1, 1998. All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of those expected for the remainder of the year.

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

NOTE 3.
-------

During 1999, the Company purchased four branches within its target market areas. The branch acquisitions were completed during the quarter ended March 31,1999 and resulted in the purchase of $ 104,100 in deposits, $600 in fixed assets and $1,900 million in loans. The premium paid for these branches was $ 11,500. The Company opened two new branches "de novo" in late April 1999. These branches are located in Chesterfield, and Anderson, Indiana.

NOTE 4.
-------

On May 31, 1999, the Company acquired the property and casualty insurance business of Andy Anderson Insurance Agency, Inc. d/b/a/ The Anderson Group, Owensboro, Kentucky ("The Anderson Group"). The acquisition was effected through a merger transaction in which The Anderson Group was merged into a newly formed subsidiary of the Company, The Insurance Group, Inc. ("The Insurance Group"),

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 4 (CONT'D)
---------------

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

NOTE 5.
-------

                                                    September 30,1999     December 31,1998
                                                   Amortized     Fair    Amortized     Fair
Securities Available for Sale                        Cost        Value     Cost        Value
-----------------------------                        ----        -----     ----        -----
Federal agencies                                    $143,478   $140,967   $ 96,903   $ 97,975
State and municipal                                   25,663     24,457      9,627      9,822
Corporate and other securities                        28,360     27,803     29,590     29,382
Mortgage-backed securities                            40,630     40,231     38,545     38,709
Federal Home Loan Bank Stock                           2,232      2,232      2,120      2,120
                                                    --------   --------   --------   --------
    Totals                                          $240,363   $235,690   $176,785   $178,008
                                                    ========   ========   ========   ========

                                                    September 30,1999     December 31,1998
                                                   Amortized     Fair    Amortized     Fair
Securities Held to Maturity                          Cost        Value     Cost        Value
---------------------------                          ----        -----     ----        -----
 State and municipal                                $ 17,311   $ 17,220   $ 18,609   $ 18,936
 Corporate and other securities                        1,020      1,086        982      1,080
                                                    --------   --------   --------   --------
     Totals                                         $ 18,331   $ 18,306   $ 19,591   $ 20,016
                                                    ========   ========   ========   ========

NOTE 6
------
                                      September 30   December 31
                                          1999          1998
                                          ----          ----
Loans
Commercial and industrial loans         $ 41,606      $ 29,084
Agricultural production financing         17,894        14,983
Farm real estate                          40,983        36,906
Commercial real estate mortgage           84,143        95,800
Residential real estate mortgage         293,213       246,491
Construction and development              37,417        30,772
Consumer                                  80,706        70,966
State and political                        9,069        13,249
Government guaranteed loans purchased        796         1,153
                                        --------      --------
  Total loans                           $605,827      $539,404
                                        ========      ========

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                  1999     1998
                                                  ====     ====
Non-performing loans

Non-accrual loans                                $3,980   $3,709
Accruing loans contractually past due 90 days
  or more as to principal or interest payments      594      195
                                                 ------   ------
  Total non-performing loans                     $4,574   $3,904
                                                 ======   ======

                                                  1999     1998
                                                  ====     ====
Allowance for loan losses:
Balances January 1                               $6,099    $5,451
  Provision for losses                            1,104       858
  Recoveries on loans                               232       239
  Loans charged off                                (635)     (618)
                                                 ------    ------
Balance, September 30,                           $6,800    $5,930
                                                 ======    ======
NOTE 7.
-------
                                        September 30  December 31
                                            1999          1998
                                            ----          ----
Deposits:
Non-interest-bearing demand                $ 77,661    $ 66,102
Interest-bearing demand                     213,579     159,661
Savings                                      77,408      75,272
Certificates of deposit $100,000 or more     76,058      68,821
Other certificates and time deposits        358,654     340,015
                                           --------    --------
  Total deposits                           $803,360    $709,871
                                           ========    ========

NOTE 8.
-------
                                        September 30  December 31
                                            1999          1998
                                            ----          ----
Short-term borrowings:
Federal funds purchased                     $ 4,500
Securities sold under repurchase agreements  19,623     $19,607
U.S. Treasury demand notes                    2,896         425
                                            -------     -------
  Total short-term borrowings               $22,519     $20,032
                                            =======     =======

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 9.
-------

EARNINGS PER SHARE (EPS) WERE COMPUTED AS FOLLOWS:
FOR THREE MONTHS ENDED

                                         September 30                             September 30
                                             1999                                     1998
                                             ----                                     ----
                                           Weighted         Per                     Weighted         Per
Basic earnings per              Net         Average        Share         Net         Average        Share
  share:                       Income       Shares         Amount       Income       Shares        Amount
                               ------       ------         ------       ------       ------        ------
Income available
  to common
  shareholders                 $1,850      4,855,541       $0.38        $1,728      4,774,628       $0.36
                               ======      =========       =====        ======      =========       =====

FOR NINE MONTHS ENDED
Basic earnings per
share:
 Income available
  To common
   shareholders                $5,152      4,810,787       $1.07        $4,642      4,746,070        $0.98
                               ------                                   ------
Effect of dilutive
  securities                                                                           16,596
                                                                                       ------
Diluted earnings per share:
  Income available
  to common
  shareholders
  and assumed
  conversion                   $5,152      4,810,787       $1.07        $4,642      4,762,666        $0.97
                               ======      =========       =====        ======      =========        =====


                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

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

OVERVIEW
--------

STRATEGIC PLAN

The Company operates under the broad tenets of a long-term strategic plan ("Plan") designed to improve the Company's financial performance, expand its competitive ability and enhance long-term shareholder value. The Plan is premised on the belief of the Company's board of directors that the Company can best promote long-term shareholder interests by pursuing strategies that will continue to preserve its community-focused philosophy. The dynamics of the Plan assure continually evolving goals and the Company's success will depend upon how well it anticipates and responds to competitive changes within its markets, the interest rate environment and other external forces.

BUSINESS COMBINATION

On April 30, 1998, the Company completed the merger with P.T.C.Bancorp, Brookville, Indiana. The transaction was accounted for using the pooling-of-interests method of accounting. The Company issued 2,272,834 shares of its common stock to shareholders of PTC. Merger and related costs of $926 were charged against net income during the quarter ended June 30, 1998. The financial information contained herein reflects the merger and reports the financial condition and results of operations as though the merger occurred as of January 1, 1998.

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

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

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

In conformity with this strategy, the Company on April 30, 1998 merged with PTC, a bank holding company headquartered in Brookville, Indiana with total assets of $322,000. The transaction was regarded by both companies as a merger of equals and has integrated the management and directors of both organizations.

PTC was also community focused, serving rural communities with populations of 10 thousand or less in markets contiguous to the Company's existing locations. PTC conducted its banking business through 17 offices located in the Indiana counties of Dearborn, Franklin, Henry, Jefferson, Ripley, Rush, Fayette, Switzerland and Wayne.

Many larger mid-west banking companies have had an accelerated program of branch divestitures. Many of these branch locations have been in communities that are compatible with the Company's growth strategies. The Company has bid competitively in order to expand its presence in these targeted markets.

The Company previously reported acquiring three branches in Alexandria, Anderson, and Fortville, Indiana having deposits of approximately $32,000. Subsequently, the Company acquired a branch in Frankton, Indiana. To complement this geographic symmetry of locations within 15 miles of Anderson, the Company acquired two branch facilities: one in Chesterfield, Indiana and the other in Anderson. These branches opened "de-novo" as no deposits accompanied the purchase in late April of this year. Alexandria, Anderson and Fortville were converted on July 17, 1998, with the Frankton purchase completed in December. These branches are now integrated into Union Bank and represent deposits of approximately $70,000 in the greater Anderson market.

The Company also acquired three branches strategically located in Regional Bank's market. These branches are located in Charlestown, Georgetown, and Galena, Indiana and added more than $55,000 of deposits to Regional Bank's customer base in Clark and Floyd counties. These branches were converted in September 1998.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

In the quarter ended March 31, 1999 the Company acquired four branches located in or adjacent to People's Trust Company's market. One of these branches is located in Cambridge City, which is in Wayne County where People's Trust Company already operates three offices. Two offices are in New Castle and one office is in Knightstown and all three are located in the adjacent county of Henry. This acquisition added $100,000 of deposits to People's customer base, which now operates 20 offices in nine eastern and southeastern counties of Indiana. In March of 1999 PTC closed the Arlington, Indiana branch and merged it with the Rushville, Indiana branch due to the low business volume. Prior to this it had been operated on part-time basis.

Management realized that if the Company was successful in increasing assets significantly through branch acquisitions, the regulatory capital of the Company would have been below levels acceptable to management and regulatory authorities. In preparation for significant growth, the Company issued $22,425 of cumulative Trust Preferred Securities in December 1997. These securities are used to meet regulatory capital requirements within prescribed limits. The Company has utilized a portion of the net proceeds received to retire its long-term debt and employed the remaining funds to finance growth which included branch acquisitions, the establishment of de novo branches, possible acquisitions of other financial institutions and various other corporate purposes.

While the Company has been successful in achieving the deposit growth levels anticipated, the interest cost of the Trust Preferred Securities will have an adverse affect on 1999 results because the integration of more than $225 million of deposits into the Company has not been immediately offset by a like amount of quality credits. Management believes its growth strategies will lead to increased opportunities and profitability and is in the best interests of shareholders in the long-term.

YEAR 2000 COMPUTER ISSUES

The Year 2000 Issue refers to a number of date-related problems that may affect software applications, including codes imbedded in chips and other hardware devices. These problems include software programs that identify a year by the last two digits so that a year identified as "00" would be recognized as the year "1900" rather than the year "2000."

STATE OF READINESS

The company has completed the process of identifying and assessing the extent to which the Year 2000 Issue could affect its equipment, business systems, and products. As part of its Year 2000 issue assessment, the company has taken into account whether third parties, with which the Company has material relationships, including the U.S. Government and Federal Reserve System, are Year 2000 compliant. The Company's formalized plan is comprised of the following phases; (1) development of plan; (2) development of an inventory and assessment of risks; (3) Identification of internally developed software; (4) testing of all vendor and non-vendor developed software; (5) implementation of upgrades or replacement of non-compliance items; and (6) developing

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

of a contingency and recovery plan for unforeseen events. The Company has completed the first five phases and is continuing in the contingency and recovery mode in anticipation of any unusual situations.

COSTS

The Company's expenses have been limited to internal costs incurred in the Year 2000-issue assessment process. The Company does not separately track such internal costs which are principally associated with payroll expenses, but estimates that the Year 2000 compliance costs for 1998 and the first half of 1999 were minimal. The Company estimates that the total costs of the Company's formalized plan, as described above, will be approximately $150. However, there can be no assurance that the Company will not incur any unanticipated costs in completing its Year 2000 Compliance Project.

RISKS

As a result of completing the first two phases of its formalized plan, the Company has identified and developed remediation plans for some significant risks. These risks relate to vendors, suppliers, distributors, customers, and other third parties, as well as the Company's own internal information and operation systems. Any failure by the Company or third parties to ensure that the applicable computer systems are Year 2000 compliant could have a material adverse effect on the Company's operations, liquidity and financial position. Any failure of the Company's products to perform could result in claims against the Company.

CONTINGENCY PLANS

The Company has and will continue to develop contingency strategies, as appropriate, as part of its Year 2000 plan. These contingency strategies include identifying alternate suppliers, developing procedures to override internal computer systems, increasing inventory levels, and reallocating internal resources as necessary.

RESULTS OF OPERATIONS

Earnings for the third quarter of 1999 increased 7.06% to $1,850 as compared to the same quarter of 1998. Earnings for the first three quarters of 1999 increased 10.99% to $5,152 as compared to the same period in 1998.

Net interest income, non-interest income and non-interest expense all increased for comparable periods disclosed. Merger expenses of $926 were recorded in the second quarter of 1998.

Per share earnings (diluted) for the third quarter equaled $.38 in 1999, compared to $.36 in 1998. Per share earnings (diluted) for the three quarters of 1999 and 1998 were $1.07 and $.97 respectively.

The Company's return on average total assets for the third quarter was .78% in 1999 compared to .96% in 1998. Year-to-date return on average assets was .75% and .89%

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

for 1999 and 1998. Return on average shareholders' equity for the third quarter was 12.41% in 1999 and 11.41% in 1998. Year-to-date return on average shareholders' equity was11.57% and 10.90% for 1999 and 1998 respectively.

NET INTEREST INCOME

The volume and yield of earning assets and the cost of interest-bearing liabilities influence net interest income. Net interest margin reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Third quarter net interest income of $8,189 in 1999 increased 24.43% from $6,581 in 1998. The first nine months of net interest income increased by $3,307 or 17.10% over the same period in 1998.

Throughout the past two years, the Company employed a deposit-pricing strategy focused on retaining and attracting lower cost short-to-moderate term funds. Management correctly anticipated a relatively flat interest rate environment throughout this period. The Company believes this strategy greatly enhanced net interest income and will also have a positive effect on current year earnings.

PROVISION FOR LOAN LOSSES

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Possible Loan Losses".

NON-INTEREST INCOME

Third quarter non-interest income in 1999 exceeded the prior year by $31 or 2.34%. Non-interest income in the first nine months of 1999 exceeded the prior year period by $417 or 10.35%. Security losses of $8 were realized in the first nine months of 1999 compared to a $36 gain for the same nine month period last year.

Service charges for the respective third quarters of 1999 and 1998 were $674 and $474. This also increased for the first nine months of 1999 over the same period in 1998 by $556 primarily due to continued growth in interest-bearing checking accounts. Deposit growth and interest rate variables affect service charge income. Trust income for the nine months increased $33 over 1998 due to estate income and a strong stock market. The level of estate assets administered may cause trust income to fluctuate significantly from year to year.

Mortgage banking income, which consists of gains (losses) on loan sales and service fee income was $250 lower for the third quarter of 1999 compared to the same period in 1998, and $514 less for the nine month period ended September 30, 1999 compared to the same period in 1998. Decreased mortgage origination sales activity began late in 1998 and has continued. During this period of time, the long-term interest rates charged on mortgages increased and the Company experienced reduced refinancing and origination activity of a saleable nature.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

NON-INTEREST INCOME


                                            Three months     Nine months
                                                Ended           ended
                                            September 30     September 30
                                            1999    1998     1999     1998
                                            ----    ----     ----     ----
Trust fees                                   $ 81    $ 72      $248     $215
Insurance commissions                         220     131       549      397
Mortgage banking income                        44     294       807    1,321
Service charges on deposit accounts           674     474     1,925    1,369
Gain (loss) on sales of securities              5      24       (8)       36
Other income                                  333     331       924      690
                                           ------  ------    ------   ------
Total                                      $1,357  $1,326    $4,445   $4,028
                                           ======  ======    ======   ======


NON-INTEREST EXPENSE

The largest component of non-interest expense is personnel expense. Personnel expenses increased in the first nine months of 1999 by $2,200, or 28.62% as compared to the prior year period. Normal staff salary adjustments and increased benefit costs were incurred in both 1999 and 1998 as well as the cost of staffing 12 new branches since June 30 of last year. Salary expense for the net additional branches accounts for $1,800 of the increase to date.

The increases in premises and equipment expense for both the current quarter and year to date 1999 over 1998 are due to the increase in the number of branches discussed earlier.

The increase in professional fees for the three months ended September 30, 1999 versus the same period in 1998 are the result of cost allocations between and timing of merger costs and regular professional fees in 1998.

Amortization of core deposit intangibles and goodwill for both the quarter and nine month period of 1999 exceeded comparable periods 1998 as the result of amortization of premiums paid on branches and deposits acquired (net 12) over the past 18 months.

Deposit insurance premiums for the first nine months were $2 more in 1999 than the prior year period due to higher levels of deposits combined with a refund received by Regional. Since the Bank Insurance Fund ("BIF") reached a mandated funding level in 1995, the assessment rate for the Company's commercial banks was reduced to the $2 minimum level permissible in 1996, and increased to 1.29 cents per $100 of deposits in 1998 and 1997, which is the lowest prevailing assessment rate.

A ratio frequently used to measure the efficiency of a financial institution is computed by dividing non-interest expense by the total of tax-effected net interest income plus non-interest income excluding securities gains or losses. The lower the ratio, the more efficient the Company is in managing net interest margin, non-interest income and non-interest expense. The Company's efficiency ratios were 65.67% for the first three quarters of 1999 compared to 65.05% for the same period in 1998. The change in the

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

efficiency ratio is due to a combination of increased cost of the additional branches combined with lower net interest margin that will exist until the deposits of these branches can be more profitably invested in loans.


NON INTEREST EXPENSE                                          Three months            Nine Months
                                                                  ended                 ended
                                                                 Sep 30                 Sep 30
                                                            1999        1998       1999        1998
                                                            ----        ----       ----        ----
Salaries and employee benefits                             $3,385      $2,766     $9,886      $7,686
Premises and equipment expenses                               866         723      2,604       2,107
Professional fees                                             142          92        356         295
Amortization of core deposit intangibles and goodwill
                                                              454         152      1,223         279
Deposit insurance/supervisory assessment                       21          30        101          99
Merger expenses                                                --          --         --         926
Other operating expenses                                    1,509       1,185      4,064       3,418
                                                           ------      ------    -------     -------
Total                                                      $6,377      $4,948    $18,234     $14,810
                                                           ======      ======    =======     =======

INCOME TAXES

The effective tax rate for the first nine months was 33.53% for 1999 and 39.69% for 1998. The Company and its subsidiaries will file consolidated income tax returns for 1999.

FINANCIAL CONDITION

Total assets at September 30, 1999 increased $109,459 since the end of 1998.

Average earning assets represented 93.06% of average total assets for the first nine months of 1999 compared to 94.83% for the same period of 1998. The addition of new fixed assets and deposit premium connected with the branch acquisitions has been the major factor in the decrease of this ratio. Average loans represented approximately 73.01% of average deposits in the first nine months of 1999 and 83.26% for a comparable period in 1998. Management intends to continue its emphasis on loan growth throughout 1999, to increase these averages. Average loans as a percent of assets were 62.90% and 70.62% for the nine month period ended September 30, 1999 and 1998 respectively.

The increase in deposits of $93,489 from December 31, 1998 to September 30, 1999 is due mainly to the branch acquisitions mentioned previously. Long term debt in 1999 represented the Company's loan for the purchase of the PTC branches in 1999. In February the Company borrowed $8,000 from National City Bank at a floating rate based upon LIBOR. This borrowing was paid down to $6,700 in August of 1999. In addition the Company established a $3,000 line of credit as a cash management tool. Federal Home Loan Bank ("FHLB") advances represented the balance of long-term debt as of the 1999 and 1998 dates. The FHLB advances were used to fund loans and other earning assets of Regional Bank.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

Trust Preferred Securities in the amount of $22,425 were issued on December 9, 1997. The holders of the Trust Preferred Securities are entitled to receive preferential cumulative cash distributions, payable quarterly, at the annual rate of 8.75% of the liquidation amount of $10 per security. The Company has the right, so long as no default has occurred, to defer payment of interest at any time, or from time to time for a period not to exceed 20 consecutive quarters with respect to each deferral period. Currently, management has no intention of deferring the payment of interest. The Trust Preferred Securities have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the common stock. The holders of the Trust Preferred Securities have no voting rights except in limited circumstances.

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

Shareholders' equity was $59,795 on September 30,1999 compared to $59,196 on December 31, 1998. Book value per common share decreased to $12.31 or .73% from $12.40 at year-end 1998. The unrealized loss on securities available for sale, net of taxes, totaled $2,967 or $.61 per share at September 30, 1999 compared to an unrealized gain of $ 704 or $.15 per share at December 31, 1998. Excluding the net unrealized gains and losses on securities available for sale, book value per share would be $12.93 at September 30, 1999 or an increase of 5.55% over the comparable book value at year-end 1998.

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

Total loans increased $66,423 or 12.31% since December 31, 1998 spread across the variety of loans the Company participates in. The greatest increase is in the mortgage

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

loan portfolio due largely to originations in the current mortgage interest rate environment.

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 48.40% of total loans at September 30, 1999 and 45.70% at December 31, 1998.

The Company's recent emphasis on increasing consumer loans has provided greater diversification within the portfolio and generated higher gross yields than residential real estate loans.

On September 30, 1998, the Company had $4,465 of residential real estate loans held for sale. Prior to the merger with PTC, the Company traditionally made loans only for its own portfolio and did not follow the practice of many other financial institutions of originating loans for sale in the secondary market. People's had engaged in mortgage banking activities for a period of time. In early 1999, mortgage loan sales activity stagnated and has continued to the present time and as a result the portfolio of shorter term mortgages increases.

The Company regards its ability to identify and correct loan quality problems as one of its greatest strengths. Loans are placed on non-accrual status when in management's judgment the collateral value and/or the borrower's financial condition do not justify accruing interest. As a general rule, commercial and real estate loans are reclassified to non-accruing status at or before becoming 90 days past due. Interest previously recorded but not deemed collectible is reversed and charged against current income. Subsequent interest payments collected on non-accrual loans may thereafter be recognized as interest income or may be applied as a reduction of the loan balance, as circumstances warrant. Non-real estate secured consumer loans are not placed in non-accruing status, but are charged off when policy-determined delinquent status is reached. The provision for loan losses was $1,104 in the first nine months of 1999 compared to $858 the same period in 1998. The provisions in 1999 and 1998 reflected both overall loan growth and an increase in greater risk-profile consumer loans.

Net charge-offs were $403 for the first nine months of 1999 compared to $379 for the comparable period in 1998. As a percentage of average loans, net charge-offs equaled .07 % and .08% respectively for the nine month period ended September 30, 1999 and 1998. On a quarter to quarter basis the net charge-offs were $165 and $180 for 1999 and 1998 respectively. In prior years, the Company outperformed its peer group's net loan loss average and that trend is expected to continue in 1999. Management is not aware of any trend which is likely to cause the level of net charge-offs in 1999 to materially exceed the level of charge-offs experienced in 1998, beyond the impact of loans acquired as the result of the purchase of branches.

Foreclosed real estate held by the Company at September 30, 1999 was $209 and $54 at December 31, 1998.

Management maintains a listing of loans warranting either the assignment of a specific reserve amount or other special administrative attention. The Board of Directors of each

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

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

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least monthly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and the amount and composition of growth expectations. The allowance for loan losses as of September 30, 1999 is considered adequate by management.

INVESTMENT SECURITIES

Investment securities offer flexibility in the Company's management of interest rate risk, and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company's investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of September 30, 1999, $235,690 of investment securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. An unrealized pre-tax loss of $4,673 was recorded to adjust the AFS portfolio to current market value at September 30, 1999, compared to an unrealized pre-tax gain of $1,223 at December 31, 1998.

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

Deposits generated within local markets provide the major source of funding for earning assets. Total deposits funded 92.31% and 92.41% of total earning assets at September 30, 1999 and 1998. Total interest-bearing deposits averaged 90.54% and 90.62% of average total deposits for the periods ending September 30, 1999 and 1998,

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

Short-term borrowings increased $2,487 or 12.42% primarily due to the increase in the use of Repos. Repos are high denomination investments utilized by public entities and commercial customers as an element of their cash management responsibilities. Repos are not subject to FDIC assessment so they are less costly than large certificates of deposit. With the reduction in the FDIC assessment, Repos do not offer as much cost advantage as previously experienced. Management has utilized large denomination certificates of deposit since year-end 1996 to replace a portion of customer funds previously invested in Repos.

The Company has two FHLB advances, one for $10,000 that matures in early 2002 and one for $7,500 that is on a day-to-day basis. In February,1999 the Company borrowed $8,000 in long term debt (see Financial Condition section)

CAPITAL RESOURCES

Total shareholders' equity increased $599 to $59,795 at September 30, 1999 as compared to December 31, 1998.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital consists of shareholders' equity less AFS adjustment, while Tier 1 consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation will constitute Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for credit losses. At September 30, 1999, Tier 1 capital to total average assets was 6.50%. Tier 1 capital to risk-adjusted assets was 10.14%. Total capital to risk-adjusted assets was 11.56%. All three ratios substantially exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $.48 per share in the first nine months of 1999 and $.435 for the same period in 1998. Book value per common share at September 30, 1999 decreased to $12.31 from $12.40 at year-end 1998. The net adjustment for AFS securities decreased book value by $.61 at September 30, 1999 and increased book value by $.15 at December 31, 1998. Depending on market conditions, the adjustment for AFS securities can cause significant fluctuations in equity.

LIQUIDITY

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 79.16% of total earning assets for the nine months ended September 30, 1999 compared to approximately 76.90% for the comparable period ended September 30, 1998.

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

RATE SENSITIVITY AND INTEREST RATE RISK

At September 30, 1999, the Company held approximately $ 303,288 in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons. Core deposits are distributed or spread among the various re-pricing categories based upon historical patterns of re-pricing, which are reviewed periodically by management. The assumptions regarding these re-pricing characteristics greatly influence conclusions regarding interest sensitivity. Management believes its assumptions regarding these liabilities are reasonable.

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

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

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

                             INDIANA UNITED BANCORP
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PRINCIPAL CASH FLOWS AND WEIGHTED AVERAGE INTEREST RATES BY MATURITY DATES


ASSETS:
-------
                                                                                                                    Fair
Investments                      1999        2000        2001        2002        2003    Thereafter      Total      Value
                                 ----        ----        ----        ----        ----    ----------      -----      -----
Fixed                           3,366      20,906      38,280      19,896      26,816       113,295    222,559    217,924
Rates                           5.39%       5.22%       5.52%       5.40%       5.56%         6.02%      5.74%

Variable                            0       4,000       1,488           0           0        30,647     36,135     36,072
Rates:                          6.25%       5.03%       5.73%       0.00%       0.00%         6.36%      6.18%

Total Investments                                                                                      258,694    253,996

Loans                                                                                                                Fair
Months                             12       13-24       25-36       37-48       49-60    Thereafter      Total      Value
                                   --       -----       -----       -----       -----    ----------      -----      -----
Fixed                          51,464      22,575      24,320      24,094      30,029       117,433    269,915    271,777
Rates:                          8.44%       8.47%       8.99%       8.29%       8.32%         7.66%      8.08%

Variable                      248,458      32,438      34,872       9,817       8,008         6,784    340,377    340,717
Rates:                          8.19%       7.93%       8.03%       7.68%       7.67%         7.48%      8.03%

Total Loans                                                                                            610,292    612,495

LIABILITIES:
NOW, MMDA & SAVINGS:
                              290,987                                                                  290,987    290,987
Rates:                          2.39%                                                                    2.39%

                                                                                                                     Fair
CERTIFICATES OF DEPOSIT:         1999        2000        2001        2002        2003    Thereafter      Total      Value
                                 ----        ----        ----        ----        ----    ----------      -----      -----
Fixed & Variable              216,622     152,534      39,938      12,958      10,520         2,140    434,712    438,711
Rates                           4.91%       5.06%       5.30%       5.44%       5.43%         5.29%      5.04%

Total CD's                                                                                             434,712    438,711

Total Interest Bearing
Deposits                                                                                               725,699    729,698


                             INDIANA UNITED BANCORP
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                                                    Fair
Borrowings:                      1999        2000        2001        2002        2003    Thereafter      Total      Value
                                 ----        ----        ----        ----        ----    ----------      -----      -----
Fed Funds Purch. Rep.
Agree. & Demand Note
Fixed:                          1,989                                                                    1,989      1,989
Rates                           4.35%                                                                    4.35%

Variable                       20,530                                                                   20,530     20,590
Rates:                          4.50%                                                                    4.50%

Total                                                                                                   22,519     17,951

FHLB Advances
Fixed                                                              10,000                               10,000     10,000
Rate                                                                5.35%                                5.35%

Variable                        7,500                                                                    7,500      7,500
Rate                            5.75%                                                                    5.75%

Total                                                                                                   17,500     17,500

Long-term debt                  6,700                                                                    6,700      6,700
Variable                        7.10%                                                                    7.10%
Rates

Trust Preferred                            Market                                         #  Shares
Securities                                 Price                                            2,242.5     22,425     21,864
Rates                                       9.75                                              8.75%      8.75%

The preceding table provides information about the Company's significant financial instruments at September 30, 1999 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by maturity dates.

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

             27:  Financial Data Schedule (electronic filing only)

         b)  Reports on Form 8-K
              There were no reports filed on Form 8-K for the third quarter of 1999.

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

                           INDIANA UNITED BANCORP


                           November 4, 1999
                           By: /s/ James L.Saner Sr
                              --------------------------------------------
                           James L. Saner Sr
                           President and Chief Executive Officer

                           November 4,1999
                           By: /s/ Donald A. Benziger
                              --------------------------------------------
                           Donald A. Benziger
                           Senior Vice President & Chief Financial Officer