Form 10-K
period 1999-12-31
INDIANA UNITED BANCORP
filed 2000-03-30
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999     Commission file number 0-12422

                             INDIANA UNITED BANCORP

             (Exact name of registrant as specified in its charter)

           Indiana                                         35-1562245
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                           Identification No.


         201 North Broadway
      Greensburg, Indiana                                     47240
(Address of principal executive offices)                    (Zip code)

       Registrant's telephone number, including area code: (812) 663-0157

          Securities registered pursuant to Section 12(b) of the Act:
                                      None


           Securities registered pursuant to Section 12(g) of the Act

                          Common shares, no-par value
                                (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $80,116,427 as of March 18, 2000.

As of March 18, 2000, there were outstanding 4,855,541 common shares, without par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE


                                                      Part of Form 10-K
  Documents                                      Into Which Incorporated
  ---------                                      -----------------------

1999 Annual Report to Shareholders             Part II (Items 5 through 9)
Definitive Proxy Statement for Annual
Meeting of Shareholders to be held
May 31, 2000                                   Part III (Items 10 through 13)

EXHIBIT INDEX:  Page 9

FORM 10-K TABLE OF CONTENTS
---------------------------------------------------------------------------
Part I                                                                 Page

Item  1     Business                                                    3

Item  2     Properties                                                  9

Item  3     Legal Proceedings                                           9

Item  4     Submission of Matters to a Vote of Security Holders         9

Part II

Item  5     Market For the Registrant's Common Equity and               9
            Related Stockholder Matters

Item  6     Selected Financial Data                                     9

Item  7     Management's Discussion and Analysis of Financial           9
            Condition and Results Of Operations

Item  7A    Quantitative and Qualitative Disclosures About Market Risk  9

Item  8     Financial Statements and Supplementary Data                 9

Item  9     Disagreements on Accounting and Financial Disclosure        9

Part III

Item 10     Directors and Executive Officers of the Registrant     See below

Item 11     Executive Compensation                                 See below

Item 12     Security Ownership of Certain Beneficial Owners        See below
            and Management

Item 13     Certain Relationships and Related Transactions         See below

Part IV

Item 14     Exhibits, Financial Statement Schedules, and Reports   See below
            on Form 8-K

Pursuant to General Instruction G, the information called for by Items 10-13 is omitted by Indiana United Bancorp since Indiana United Bancorp will file with the Commission a definitive proxy statement to shareholders pursuant to regulation 14A not later than 120 days after the close of the fiscal year containing the information required by Items 10-13

                                     PART I

ITEM 1.  BUSINESS
-----------------
(Dollars in thousands except per share data)

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

On April 30, 1998, the Company completed a merger of equals with P.T.C. Bancorp, Brookville, Indiana. People's Trust Company, ("People's Trust"), the wholly owned subsidiary of P.T.C. Bancorp, had more than $300,000 in assets. This transaction was regarded by both companies as a merger of equals and was accounted for as a "pooling of interests" for accounting and financial reporting purposes.

Effective April 1, 1999, the Company acquired the property and casualty insurance business lines of Andy Anderson Insurance Agency, Inc. d/b/a The Anderson Group, Owensboro, Kentucky ("The Anderson Group"). The results of operations have been included in these financial statements since the acquisition date under the purchase method of accounting. The acquisition was effected by the purchase of net assets and expertise and The Anderson Group was integrated into a newly formed subsidiary of the Company, The Insurance Group, Inc. ("The Insurance Group"). The Company issued 80,913 shares of its common stock to The Anderson Group shareholders, valued at $1,364. Assets total $2,180 (including cash of $250) and liabilities assumed of $780. Assets acquired include goodwill of $1,628, which is being amortized over 15 years under the straight-line method. Under the agreement, the acquirees will obtain additional shares of company stock as defined in the agreement if certain financial targets are attained during the measurement period, which ends March 31, 2002.

Subsequently, the Company caused The Insurance Group to become a wholly owned subsidiary of Union Bank by transferring its ownership in The Insurance Group to that bank subsidiary. The general lines insurance business previously conducted by Union Bank in Greensburg and Portland, Indiana will be is now conducted through The Insurance Group subsidiary.

On November 9, 1999 the Company announced a definitive agreement to acquire First Affiliated Bancorp ("First Affiliated") of Watseka, Illinois and its wholly owned banking subsidiary, Capstone Bank N. A. The transaction will be accounted for using the pooling-of-interests method of accounting. The Company will issue approximately 1,020,000 shares of its common stock to the in this acquisition. The conversion rate will be 4.4167shares of Company stock for each outstanding share of First Affiliated. As of December 31, 1999 First Affiliated had $131,358 in assets and, $116,520 in deposits with four banking offices in Illinois and one in Indiana.

The Company operates 40 offices in 15 Indiana counties with 404 employees. As of December 31, 1999, the Company had consolidated assets of $978,893, consolidated deposits of $824,385 and shareholders' equity of $59,209.

Through its Banks, the Company offers a broad range of financial services, including: accepting time and transaction deposits; making consumer, commercial, agribusiness and real estate mortgage loans; issuing credit cards; renting safe deposit facilities; providing general agency personal and business insurance services; providing personal and corporate trust services; and providing other corporate services such as letters of credit and repurchase agreements.

The lending activities of the Banks are separated into primarily the categories of commercial/agricultural, real estate and consumer. Loans are originated by the lending officers of the Banks subject to limitations set forth in lending policies. The Board of Directors reviews and approves loans up to the Banks' legal lending limit, monitors concentrations of credit, problem and past due loans and charge-offs of uncollectible loans and formulates loan policy. The Banks maintain conservative loan policies and underwriting practices in order to address and manage loan risks. These policies and practices include granting loans on a sound and collectible basis, serving the legitimate needs of the community and the general market area while obtaining a balance between maximum yield and minimum risk, ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan, developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category and developing and applying adequate collection policies.

Commercial loans include secured and unsecured loans, including real estate loans, to individuals and companies and to governmental units within the market area of the Banks for a myriad of business purposes.

Agricultural loans are generated in the Banks' markets. Most of the loans are real estate loans on farm properties. Loans are also made for agricultural production and such loans are generally reviewed annually.

Residential real estate lending has been the largest component of the loan portfolio for many years. All affiliate banks have generated residential mortgages for their own portfolios. In addition, People's Trust has been originating residential mortgages for sale into the secondary market since 1990 and has extended its expertise to the other affiliates so that in 1999 all affiliates originate for the secondary market as well as continue to grow their internal portfolios. At December 13, 1999, the Company was servicing a $181,150 portfolio, which increased from $150,523 and $110,341 at year-end 1998 and 1997. By originating loans for sale in the secondary market, the Company can more fully satisfy customer demand for fixed rate residential mortgages and increase fee income.

Consumer lending includes secured and unsecured loans for personal, family or household purposes, such as automobile installment loans and personal lines of credit. Consumer lending has increased throughout 1999 allowing the Company to grow its portfolio to $79,154. In addition to providing greater diversification within the loan portfolio, consumer loans also provide a higher gross yield than residential real estate mortgages.

The principal source of revenues for the Company is interest and fees on loans, which accounted for 69.5% of total revenues in 1999, 73.7% in 1998 and 74.4% in 1997.

The Company's investment securities portfolio is primarily comprised of U. S. Treasuries, federal agencies, state and municipal bonds, mortgage-backed securities and corporate securities. The Company has classified 92.7% of its investment portfolio as available for sale, with market value changes reported separately in shareholders' equity. Funds invested in the investment portfolio generally represent funds not immediately required to meet loan demand. The Company's investment portfolio accounted for 20.4% of total revenues in 1999, 14.6% in 1998 and 15.4% in 1997. As of December 31, 1999, the Company had not identified any securities as being "high risk" as defined by the FFIEC Supervisory Policy Statement on Securities Activities.

The primary sources of funds for the Banks are deposits generated in local market areas. To attract and retain stable deposits, the Banks market various programs for demand, savings and time deposit accounts. These programs include interest and non-interest bearing demand and individual retirement accounts. The Company also purchased four branch facilities and their deposits in the first quarter of 1999 from a large regional competitors. In all, more than $104,000 in deposits were acquired, together with approximately $2,000 in consumer and small business loans. Union Bank purchased two former branch facilities and opened them "de novo" in April 1999 to expand its market.

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

EMPLOYEES

As of December 31, 1999, the Company and its subsidiaries had approximately 404 full-time equivalent employees to whom it provides a variety of benefits and with whom it enjoys excellent relations.


REGULATION AND SUPERVISION OF THE COMPANY

The Company is a bank holding company ("BHC") within the meaning of the Bank Holding Company Act of 1956, as amended ("ACT"). This Act subjects BHCs to regulations of the Federal Reserve Board ("FRB") and restricts the business of BHCs to banking and related activities. In addition, the Company is a non-diversified unitary savings and loan holding company subject to regulations, examinations, supervision and reporting requirements of the Office of Thrift Supervision ("OTS").

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

The deposits of Union Bank and People's Trust are insured by the Bank Insurance Fund ("BIF") of the FDIC. The deposits of Regional Bank are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC has the authority to change premiums twice per year. Commencing in 1997, thrift institutions paid approximately five times higher assessment rates than commercial banks (6.44 cents versus 1.29 cents per $100 of deposits). Beginning in the year 2000, BIF and SAIF-insured institutions will pay the same assessment rate of 2.43 cents per $100 of deposits.

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

The Riegle Community Development and Regulatory Improvement Act of 1994 ("1994 Act") made several changes in existing law affecting bank holding companies. These include a reduction in the minimum post-approval antitrust review waiting period for depository institution mergers and acquisitions, and the substitution of a notice for an application when a bank holding company proposes to engage in, or acquire a company to engage in, non-bank activities. The 1994 Act also contains seven titles pertaining to community development and home ownership protection, small business capital formation, paperwork reduction and regulatory improvement, money laundering and flood insurance. No regulations have yet been approved. The Riegle-Neal interstate Banking and Branching Efficiency Act of 1994 ("Branching Act") substantially changed the geographic constraints applicable to the banking industry. In general, the Branching Act permits BHCs that are adequately capitalized and adequately managed to acquire banks located in any other state, subject to certain total deposit limitations. Effective June 1, 1997, the Branching Act also allows banks to establish interstate branch networks through acquisitions of other banks. Establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state is also allowed if authorized by state law. Institutions must maintain a loan activity-to-deposit ratio within a state at least equal to one-half of the average percentage for all banks in the state or the institution's federal regulator may close the branch and restrict the institution from opening new branches in the state. The Branching Act allowed individual states to "opt out" of certain provisions by enacting appropriate legislation prior to June 1, 1997.

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

The Federal Reserve Board has approved interim procedures, effective March
11, 2000 for bank holding companies and foreign banks with U.S. offices to be treated as financial holding companies. Financial holding companies may engage in a broad range of securities, insurance and other financial activities under the Gramm-Leach-Bliley Act. Bank holding companies and foreign banks that meet the relevant qualifications may begin filing elections to become financial holding companies at any time.

CAPITAL REQUIREMENTS

The Company and its subsidiary Banks must meet certain minimum capital requirements mandated by the FRB, FDIC, OTS and DFI. These regulatory agencies require BHCs and banks to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. The FRB requires BHCs to maintain a minimum Tier 1 leverage ratio of 3 percent capital to total assets; however, for all but the most highly rated institutions which do not anticipate significant growth, the minimum Tier 1 leverage ratio is 3 percent plus an additional cushion of 100 to 200 basis points. As of December 31, 1999, the Company's leverage ratio of capital to total assets was 6.5%. The FRB, OTS and FDIC each have approved the imposition of "risk-adjusted" capital ratios on BHCs and financial institutions. The Company's Tier 1 Capital to Risk-Weighted Assets Ratio was 9.6% and its Total Capital to Risk-Weighted Assets Ratio was 10.9% at December 31, 1999. The Company's Banks had capital to asset ratios and risk-adjusted capital ratios at December 31, 1999, in excess of the applicable regulatory minimum requirements.

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

YEAR 2000 ("Y2K") COMPUTER ISSUES

The Company did not encounter any Y2K related problems nor is management aware of any customers who encountered significant Y2K problems. The effort to assure such success did not go unnoticed in terms of our employee's time, effort and dedication to a task. We commend those individuals for their diligence. The Company incurred approximately $150 in capital and other expenditures for Y2K preparations. Management is not aware of any remaining uncertainties or contingencies with respect to Y2K issues.

STATISTICAL DISCLOSURES

The following statistical data should be read in conjunction with Management's Discussion and Analysis (Item 7), Selected Financial Data (Item 6) and the Financial Statements and Supplementary Data (Item 8).

The following table analyzes the change in net interest income due to rate and volume. Changes due to both rate and volume have been allocated in proportion to the absolute dollar value of rate and volume changes. Volume of loans, securities and deposits primarily account for the increase in net interest income of 1999 over 1998 and 1998 over 1997

VOLUME/RATE ANALYSIS OF CHANGES IN NET INTEREST INCOME

Volume/Rate Analysis of Changes in Net Interest Income
          (Tax Equivalent Basis)
-----------------------------------------------------------------------------------------------------------------------------
                                                     1999 OVER 1998                               1998 OVER 1997
-----------------------------------------------------------------------------------------------------------------------------
                                                   Volume           Rate           Total     Volume       Rate        Total
-----------------------------------------------------------------------------------------------------------------------------
Interest income
     Loans                                         $ 7,466        $ (1,952)      $ 5,514     $ 4,591      $ (716)    $ 3,875
     Securities                                      6,441            (377)        6,064         451        (113)        338
     Federal funds sold                               (557)           (205)         (762)        944         (64)        880
     Short-term investments                            (21)              -           (21)        (16)          7          (9)
-----------------------------------------------------------------------------------------------------------------------------
             Total interest income                  13,329          (2,534)       10,795       5,970        (886)      5,084
-----------------------------------------------------------------------------------------------------------------------------
Interest expense
     Interest-bearing demand                         1,313            (553)          760         221         (19)        202
     Savings                                         1,163             (11)        1,152         166         (92)         74
     Certificates of deposit                         4,050          (1,604)        2,446       1,817        (104)      1,713
     Borrowings                                        857              58           915         184        (266)        (82)
     Trust preferred securities                          -             (20)          (20)      1,913           5       1,918
-----------------------------------------------------------------------------------------------------------------------------
             Total interest expense                  7,383          (2,130)        5,253       4,301        (476)      3,825
-----------------------------------------------------------------------------------------------------------------------------
Change in net interest income                      $ 5,946          $ (404)        5,542     $ 1,669      $ (410)      1,259
                                                   =======================                   ===================
Change in tax equivalent adjustment                                                  187                                 (27)
-----------------------------------------------------------------------------------------------------------------------------
Change in net interest income before
        tax equivalent adjustment                                                $ 5,355                             $ 1,286
-----------------------------------------------------------------------------------------------------------------------------


The following table discloses the allocation of the allowance for loan losses to the major loan categories.



ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

--------------------------------------------------------------------------------------------------------------------------------
                            1999                1998                 1997                1996                 1995
                                     Percent             Percent              Percent             Percent              Percent

                                    of loans            of loans             of loans            of loans             of loans
                                    to total            to total             to total            to total             to total
December 31              Amount       loans    Amount     loans     Amount     loans    Amount     loans     Amount     loans
--------------------------------------------------------------------------------------------------------------------------------
Real estate
  Residential                 $ 369        48%    $ 294        45%     $ 181        44%    $ 223        45%     $ 181        47%
  Farm real estate              328         7       275         7         20         8        21         8         20        10
  Commercial                    737        15       715        18        327        18       348        15        327        14
  Construction and
    development               1,365         8       830         6         66         3       139         5         66         4
--------------------------------------------------------------------------------------------------------------------------------
      Total real estate       2,799        78     2,114        76        594        73       731        74        594        75
--------------------------------------------------------------------------------------------------------------------------------
Commercial
  Agribusiness                  912         2       912         3        186         3       224         4        186         4
  Other commercial              360         8       316         8        441         9       677         9        441        10
--------------------------------------------------------------------------------------------------------------------------------
      Total Commercial        1,272        10     1,228        11        627        13       901        13        627        14
--------------------------------------------------------------------------------------------------------------------------------
Consumer                      1,285        12     1,155        13        611        14       514        13        612        12
Unallocated                   1,693               1,602                3,619               2,360                2,643
--------------------------------------------------------------------------------------------------------------------------------
      Total                 $ 7,049       100%  $ 6,099       100%   $ 5,451       100%  $ 4,506       100%   $ 4,476       100%
--------------------------------------------------------------------------------------------------------------------------------

The composition and maturity of the investment portfolio is depicted in the following table.

INVESTMENT SECURITIES


Investment Securities
                   (Carrying Values at December 31)
                                                                                             Beyond
                                                     Within                                    10         Total
                                                      1 Year       2-5 Yrs      6-10 Yrs      Years        1999
------------------------------------------------------------------------------------------------------------------
Available for sale
Federal agencies                                      $14,362      $101,380     $ 22,668        $ -     $ 138,410
State and municipal                                     2,651         6,323        4,150     10,196        23,320
Mortgage-backed securities                              1,837        25,599       13,375          -        40,811
Corporate obligations                                   2,681         5,577        5,720      4,212        18,190
Equity and other securities                               162           547            -      4,046         4,755
------------------------------------------------------------------------------------------------------------------
  Total available for sale                            $21,693      $139,426     $ 45,913    $18,454     $ 225,486
==================================================================================================================

Weighted average yield*                                  5.62%         5.93%        6.76%      7.00%         6.16%


Held to Maturity
------------------------------------------------------------------------------------------------------------------
State and municipal                                   $ 4,995       $ 9,268      $ 1,175    $ 1,315      $ 16,753
 Corporate obligations                                      -           497            -          -           497
Other securities                                            -             -          538                      538
------------------------------------------------------------------------------------------------------------------
  Total held to maturity                              $ 4,995       $ 9,765      $ 1,713    $ 1,315      $ 17,788
==================================================================================================================

Weighted average yield*                                  7.04%         6.81%        6.91%      7.80%         6.96%

Amounts in the table above are based on scheduled maturity dates. Variable interest rates are subject to change not less than annually based upon certain interest rate indexes. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of December 31, 1999, there are no corporate bonds and other securities which represent more than 10% of shareholders' equity.

* Adjusted to reflect income related to securities exempt from Federal income taxes

The following table discloses the average deposits for the Company for 1999, 1998 and 1997 and the maturity schedule of the over $100,000 certificates of deposit.

AVERAGE DEPOSITS


Average Deposits

--------------------------------------------------------------   ------------------------------   -----------------------
                                               1999                             1998                          1997
--------------------------------------------------------------   ------------------------------   -----------------------
                                      Amount         Rate             Amount          Rate             Amount      Rate
--------------------------------------------------------------   ------------------------------   -----------------------
Demand                                 $77,210                         $58,407                          $49,817
Interest Bearing Demand                179,427       2.63%             131,263        3.01%             123,914    3.03%
Savings                                105,170        2.89              64,990        2.91               59,386    3.06
Certificates of Deposit                437,662        5.12             360,295        5.55              327,541    5.58
----------------------------------------------                      ----------                       ----------
       Totals                         $799,469       3.78%            $614,955        4.20%            $560,658    4.25%
                                    ==========                      ==========                       ==========

As of December 31, 1999, certificates of deposit and other time deposits of $100 or more mature as follows

                              3 months or less      4-6 months     6-12 months    over 12 months                     Total
                              ----------------      ----------     -----------    --------------                    -------
Amount                                 $36,917         $18,792         $22,496           $20,869                    $99,074
Percent                                    37%             19%             23%               21%                       100%

Maturities and sensitivity to changes in interest rates of commercial and construction loans at December 31, 1999 are disclosed in the following table.

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES OF COMMERCIAL AND CONSTRUCTION LOANS AT DECEMBER 31, 1999


Maturities and Sensitivity to Changes in Interest Rates of Commercial and Construction Loans at December 31, 1999
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
                                                        Due:      Within 1 Year    1 - 5 Years      Over 5 years         Total
--------------------------------------------------------------------------------------------------------------------------------
Loan Type
      Commercial and industrial                                     $23,884        $11,630           $4,025            $39,539
      Agricultural production financing and other loans to farmers   12,412          2,095              356             14,863
      Construction and development                                   48,515          2,206                -             50,721
--------------------------------------------------------------------------------------------------------------------------------
          Totals                                                    $84,811        $15,931           $4,381           $105,123
--------------------------------------------------------------------------------------------------------------------------------

          Percent                                                        81%            15%               4%               100%
--------------------------------------------------------------------------------------------------------------------------------

Rate Sensitivity

     Fixed Rate                                                     $13,792            $8,369           $4,022          $26,183
     Variable Rate                                                   71,019             7,562              359           78,940
--------------------------------------------------------------------------------------------------------------------------------
          Totals                                                    $84,811           $15,931           $4,381         $105,123
--------------------------------------------------------------------------------------------------------------------------------

ITEM 2.  PROPERTIES
-------------------

Indiana United Bancorp owns no physical properties and has no need for space other than what is available at the offices of its subsidiaries. Its subsidiaries own, or lease, all of the facilities from which they conduct business. The Company has 40 locations of which People's Trust has 20, Union Bank has 14 and Regional Bank has 6. At December 31, 1999, the Company had $15,015 invested in premises and equipment.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The subsidiaries may be parties (both plaintiff and defendant) to ordinary litigation incidental to the conduct of business. Management is presently not aware of any material claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted during the fourth quarter of 1999 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
-------------------------------------------------------------------------

The information required under this item is incorporated by reference to the Company's Annual Report to Shareholders, Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

The information required under this item is incorporated by reference to the Company's Annual Report to Shareholders, Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

The information required under this item is incorporated by reference to the Company's Annual Report to Shareholders, Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

The information required under this item is incorporated by reference to the Company's Annual Report to Shareholders, Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
---------------------------------------------------

The financial statements and supplementary data required under this item are incorporated herein by reference to the Company's Annual Report to Shareholders,
Exhibit 13.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-------------------------------------------------------------

In connection with its audits for the two most recent fiscal years ended December 31, 1999, there have been no disagreements (as defined in Item 4(b) of Form 8-K) with the Company's independent certified public accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
                                                                   Included in
(a) 1. Financial statements                                       Annual Report
        Indiana United Bancorp and Subsidiary
            Independent auditor's report                                    21
            Consolidated balance sheets at December 31, 1999 and 1998       22
            Consolidated statements of income, years ended December 31,     23
                  1999,1998 and 1997.
            Consolidated statements of cash flows, years ended December 31, 24
                   1999, 1998 and 1997
            Consolidated statements of shareholders' equity, years ended    25
                    December 31, 1999, 1998 and 1997
            Notes to consolidated financial statements                    26-39

(a) 2. Financial statement schedules

               All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(a) 3. Exhibits:

2. Amended and Restated Agreement and Plan of Merger dated as of November 5, 1999, among Registrant, FAB Merger Corporation and First Affiliated Bancorp, Inc.(incorporated by reference to Appendix A to the Proxy Statement/Prospectus filed March 29,2000 with the Commission)(Registration No.3333-33032))

    3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Registrant filed June 16,1986 with the Commission (Registration Statement No. 33-06334), as amended by Articles of Amendment to Articles of Incorporation incorporated by reference to Exhibit 3
(c) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1987 filed on or about March 30, 1988 with the Commission (Commission File No. 0-12422)), and as further amended by Articles of Amendment to Articles of Incorporation dated July 27,1998(incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31,1998 filed March 29, 1999 with the Commission (Commission File No. 0-12422)). .

     3.2 Amended and Restated Bylaws dated adopted April 28, 1998 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31,1998 filed March 29, 1999 with the Commission (Commission File No. 0-12422)).

     4.1 Form of Indenture dated as of December 12, 1997 between Registrant and State Street Bank and Trust Company, as Trustee, with respect to 8.75% Subordinated Debentures due 2027 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-2 of the Registrant filed November 19, 1997 with the Commission (Registration No. 333-40579)).

     4.2 Form of Subordinated Debenture Certificate (incorporated by reference to such Certificate (included as an exhibit to Exhibit 4.1 to the Registration Statement on Form S-2 of the Registrant filed November 19, 1997 with the Commission (Registration No. 333-40579)).

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

     4.5 Form of Agreement as to Expenses and Liabilities dated as of December 12, 1997 between Registrant and IUB Capital Trust (incorporated by reference to to such Agreement included as an exhibit to Exhibit 4.5 to the Registration Statement on Form S-2 of the Registrant filed November 19, 1997 with the Commission (Registration No. 333-40579)).

13 1999 Annual Report to Shareholders (except for the pages and information thereof expressly incorporated by reference in this Form 10-K. the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K).

16 Letter re: change in certifying accountant (incorporated by reference to Exhibit 16 to the Current Report on Form 8-K of Indiana United Bancorp filed April7, 1999 with the Commission (Commission File No.0-12422))

21   List of subsidiaries of the Registrant.

23.1 Consent of Crowe, Chizek and Company LLP

23.2 Consent of Olive LLP.

27   Financial Data Schedule.

99   Opinion of Olive LLP

(b)   Reports on Form 8-K
      The Registrant filed a Form 8-K on November 5, 1999 disclosing a definitive agreement to acquire First Affiliated Bancorp, Inc. Watseka, Illinois.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 29th day of March, 2000.

                                               INDIANA UNITED BANCORP

                                          /s/James L. Saner, Sr
                                          ----------------------------------
                                          James L. Saner, Sr., President and
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities with the Company and on the dates indicated.




         Signature                       Capacity                 Date


------------------------------
      Eric E. Anderson                   Director             March 21, 2000

------------------------------
        John E. Back                     Director             March 21, 2000

------------------------------
     William G. Barron                   Director             March 21, 2000

------------------------------
      Dale J. Deffner                    Director             March 21, 2000

------------------------------
     Robert S. Dunevant                  Director             March 21, 2000

------------------------------
      Philip A. Frantz                   Director             March 21, 2000

------------------------------           Director
      Robert E. Hoptry             Chairman of the Board      March 21, 2000

------------------------------
     Edward J. Zoeller                   Director             March 21, 2000

------------------------------President and Chief Executive Officer
     James L. Saner Sr.                  Director             March 29, 2000

------------------------------
     Donald A. Benziger           Senior Vice President &
                                 Chief Financial Officer       March 29, 2000

----------------------------
     Douglas D Deppen             Vice President & Principal
                                  Accounting Officer           March 29, 2000