Form 10-Q
period 2000-03-31
INDIANA UNITED BANCORP
filed 2000-05-15
CIK 720002

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED MARCH 31, 2000
                                          --------------

                         COMMISSION FILE NUMBER 0-12422
                                                -------

                             INDIANA UNITED BANCORP
                             ----------------------
             (Exact name of registrant as specified in its charter)

          INDIANA                                         35-1562245
-------------------------------                       -------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)

            201 NORTH BROADWAY          GREENSBURG, INDIANA    47240
          -----------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)

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

        As of March 31,2000 there were outstanding 4,855,541 shares, without par
                                                   ---------
value of the registrant.

                             INDIANA UNITED BANCORP

                                    FORM 10-Q

                                      INDEX

----------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION                                          Page

Item 1.  Financial Statements

Consolidated Condensed Balance Sheets                                     3

Consolidated Condensed Statements of Income                               4

Consolidated Condensed Statements of Changes in Shareholders' Equity      5

Consolidated Condensed Statements of Cash Flows                           6

Notes to Consolidated Condensed Financial Statements                      7

Item 2.  Management's Discussion and Analysis of Financial               10
   Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      19

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                20

Signatures                                                               21

                             INDIANA UNITED BANCORP
                                   FORM 10-Q
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
             (Dollars in thousands except share and per share data)

                                                            March 31,   December 31,
Assets                                                        2000          1999
                                                            ---------   ------------
  Cash and due from banks                                   $  25,951    $  33,530
  Interest-bearing demand deposits                                 29           30
  Federal funds sold                                            1,600          400
                                                            ---------    ---------
    Cash and cash equivalents                                  27,580       33,960
  Interest bearing time deposits                                4,000          998
  Securities
    Available for sale                                        222,526      225,486
    Held to maturity                                           15,755       17,788
  Federal Home Loan Bank Stock                                  2,231        2,231
  Loans held for sale                                           9,421        7,881
  Loans                                                       661,062      643,227
  Less: Allowance for loan losses                              (7,336)      (7,049)
                                                            ---------    ---------
    Net loans                                                 653,726      636,178
  Premises and equipment (net)                                 14,847       15,015
  Intangible assets                                            23,676       24,135
  Other assets                                                 15,846       15,221
                                                            ---------    ---------
    Total assets                                            $ 989,608    $ 978,893
                                                            =========    =========

Liabilities
  Deposits                                                  $ 851,443    $ 824,385
  Short-term borrowings                                        32,106       40,064
  Federal Home Loan Bank advances                              10,000       19,900
  Notes Payable                                                 6,888        6,885
  Other liabilities                                             6,775        6,025
                                                            ---------    ---------
    Total liabilities                                         907,212    $ 897,259
                                                            ---------    ---------

Guaranteed preferred beneficial interests in
  company's subordinated debentures                            22,425       22,425

Shareholders' equity Common stock $.50 stated value:
  Authorized--10,000,000 shares, Issued and
     outstanding, 4,855,541 shares                              2,428        2,428
  Paid-in capital                                              23,065       23,065
  Retained Earnings                                            39,405       38,350
  Accumulated other comprehensive income                       (4,927)      (4,634)
                                                            ---------    ---------
    Total shareholders' equity                                 59,971       59,209
                                                            ---------    ---------
     Total liabilities and shareholders' equity             $ 989,608    $ 978,893
                                                            =========    =========

See notes to consolidated condensed financial statements

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
             (Dollars in thousands except share and per share data)

                                                       Three months ended
                                                            March 31
                                                        2000       1999
                                                        ----       ----
Interest income:
  Loans, including fees                               $ 13,933   $ 11,474
  Investment securities                                  3,665      3,209
  Other                                                     68        500
                                                      --------   --------
    Total interest income                               17,666     15,183
Interest expense:
  Deposits                                               8,057      7,272
  Trust preferred securities                               501        501
  Other borrowings                                         740        378
                                                      --------   --------
    Total interest expense                               9,298      8,151
                                                      --------   --------
Net interest income                                      8,368      7,032
  Provision for loan losses                                353        381
                                                      --------   --------
Net interest income after provision for loan losses      8,015      6,651
Non-interest income:
  Securities gains (losses)                                 12        (24)
  Other operating income                                 1,553      1,410
                                                      --------   --------
    Total non-interest income                            1,565      1,386
                                                      --------   --------
Non-interest expense                                     6,771      5,571
                                                      --------   --------
Income before income tax                                 2,809      2,466
  Income tax expense                                       978        846
                                                      --------   --------
Net income                                            $  1,831   $  1,620
                                                      ========   ========

Net income per share (basic)                          $   0.38   $   0.34
Net income per share (diluted)                        $   0.38   $   0.34
Cash dividends declared                               $   0.16   $   0.16


See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
             (Dollars in thousands except share and per share data)

                                                            2000        1999
                                                          --------    --------
Balance, January 1                                        $ 59,209    $ 59,196
Comprehensive income:
  Net income                                                 1,831       1,620
    Unrealized losses on available for sale securities,
      net of reclassification adjustments                     (293)       (528)
                                                          --------    --------
  Comprehensive income                                       1,538       1,092
Cash dividends on common stock                                (776)       (764)
                                                          --------    --------
Balance, March 31                                         $ 59,971    $ 59,524
                                                          ========    ========

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
             (Dollars in thousands except share and per share data)

                                                            Three months ended
                                                                 March 31
Cash flows from operating activities:                        2000        1999
                                                             ----        ----
  Net income                                               $  1,831    $  1,620
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                    353         381
   Depreciation and amortization                                339         416
   Amortization of intangibles                                  459         313
   Investment securities (gains) losses                         (12)         24
   Change in loans held-for-sale                             (1,540)      1,548
   Change in other assets and liabilities                    (9,585)      4,391
                                                           --------    --------
       Net cash provided by operating activities             (8,155)      8,693
                                                           --------    --------

Cash flows from investing activities:
   Change in interest bearing time deposits                  (3,002)     (3,533)
   Proceeds from maturities and paydowns
     of securities held-to-maturity                           2,036       2,081
   Purchases of securities available for sale                (9,486)    (93,620)
   Proceeds from maturities and paydowns
     of securities available for sale                        11,975      20,578
   Proceeds from sales of securities available for sale        --         9,568
   Net change in loans                                      (17,901)    (13,931)
   Purchases of premises and equipment                         (171)     (1,856)
   Net change in deposits with other financial institutions    --           472
   Cash received from branch acquisitions                      --        92,535
                                                           --------    --------
        Net cash provided (used) by investing activities    (16,549)     12,294
                                                           --------    --------

Cash flows from financing activities:
   Net change in deposits                                    27,058      (7,453)
   Short-term borrowings                                     (7,958)     (4,000)
   Proceeds of long term debt                                  --         8,000
   Cash dividends                                              (776)       (764)
                                                           --------    --------
        Net cash provided (used) by financing activities     18,324      (4,217)
                                                           --------    --------
Net decrease in cash and cash equivalents                    (6,380)     16,770
Cash and cash equivalents, beginning of period               33,960      45,435
                                                           --------    --------
Cash and cash equivalents, end of period                   $ 27,580    $ 62,205
                                                           ========    ========

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (Dollar amounts in thousands except share and per share data)


NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by Indiana United Bancorp ("Company"), its wholly owned bank subsidiaries, Union Bank and Trust Company of Indiana ("Union Bank"), Regional Federal Savings Bank ("Regional Bank") and People's Trust Company ("People's"),and their subsidiaries, and its subsidiary IUB Capital Trust, for interim financial reporting are consistent with the accounting policies followed for annual financial reporting.

NOTE 2 BRANCH ACQUISITIONS

During the first quarter of 1999, the Company purchased four branches within target market areas. These branch acquisitions were accounted for using the purchase method of accounting. Total fair value of assets acquired and liabilities assumed was $104,700 including cash of $90,800, loans of $1,900 and deposits of $104,100. The results of operations of the branches have been included since their acquisition dates. Intangible assets of $11,400 were recorded and are being amortized over estimated useful lives using the straight-line method. The Company opened two new branches "de novo" in late April 1999. These branches are located in Chesterfield, and Anderson, Indiana.

NOTE 3 BUSINESS COMBINATIONS

Effective April 1, 1999, the Company acquired the property and casualty insurance business lines of The Anderson Group of Owensboro, Kentucky ("The Anderson Group"). The acquisition was effected by the purchase of net assets and expertise in which the property and casualty insurance business lines of The Anderson Group were integrated into a newly formed subsidiary, The Insurance Group, Inc., ("The Insurance Group"). The acquisition was effected by the purchase method of accounting. In this transaction, the Company issued 80,913 shares of its common stock to The Anderson Group shareholders. Subsequently, the Company caused The Insurance Group to become a wholly owned subsidiary of Union Bank and Trust by transferring its ownership in The Insurance Group to that bank subsidiary. The general lines insurance business previously conducted by Union Bank and Trust in Greensburg and Portland, Indiana is now conducted through The Insurance Group subsidiary.

On May 1, 2000 the Company consummated its acquisition of First Affiliated Bancorp of Watseka, Illinois and its wholly owned banking subsidiary, Capstone Bank N. A. The transaction was accounted for using the pooling-of-interests method of accounting. The Company will issue approximately 1,020,000 shares of its common stock to the shareholders of First Affiliated Bancorp. The conversion rate will be 4.4167 shares of Company stock for each outstanding share of First Affiliated. As of March 31, 2000, First Affiliated had $134,067 in assets and $117,523 in deposits with four banking offices in Illinois and one in Indiana. These financial statements exclude the effects of the merger. Unaudited pro forma results of operations including First Affiliated are as follows:

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (Dollar amounts in thousands except share and per share data)


Quarter ended March 31                                      2000    1999
--------------------------------------------------------------------------
Net interest income
    Indiana United Bancorp                                 $8,368  $7,032
    First Affiliated Bancorp                                1,183   1,158
--------------------------------------------------------------------------
        Combined                                           $9,551  $8,190
--------------------------------------------------------------------------
Net income
    Indiana United Bancorp                                 $1,831  $1,620
    First Affiliated Bancorp                                  527     524
--------------------------------------------------------------------------
        Combined                                           $2,358  $2,144
--------------------------------------------------------------------------
Basic earnings per share
    Indiana United Bancorp                                   $.38    $.34
    First Affiliated Bancorp                                  N/A     N/A
--------------------------------------------------------------------------
        Combined                                             $.40    $.37
--------------------------------------------------------------------------
Diluted earnings per share
    Indiana United Bancorp                                   $.38    $.34
    First Affiliated Bancorp                                  N/A     N/A
--------------------------------------------------------------------------
        Combined                                             $.40    $.37
--------------------------------------------------------------------------

On April 28, 2000 the Company announced the purchase of two branch facilities and approximately $38,000 in deposits from Harrington Bank, Richmond, Indiana. The branches, which are located in Marion County, will be integrated into Union Bank at the end of the second quarter. The premium paid for the deposits will result in approximately $1,200 in intangible assets for Union Bank.


NOTE 4 SECURITIES
                                      March 31,2000        December 31,1999
                                  Amortized       Fair   Amortized       Fair
Available for sale                     Cost      Value        Cost      Value
                                 ----------- ---------- ----------- ----------
 Federal agencies                  $134,743   $130,709    $142,194  $ 138,410
 State and municipal                 23,581     22,205      24,870     23,320
 Corporate and other securities      31,932     30,119      24,514     22,945
 Mortgage-backed securities          40,311     39,493      41,468     40,811
                                   --------   --------    --------  ---------
     Totals                        $230,567   $222,526    $233,046  $ 225,486
                                   ========   ========    ========  =========

Held to maturity
 State and municipal                $14,706    $14,487     $16,753    $16,556
 Corporate and other securities       1,049      1,085       1,035      1,076
                                   --------   --------    --------  ---------
     Totals                         $15,755    $15,572     $17,788    $17,632
                                    =======    =======     =======    =======


NOTE 5 LOANS
                                        March 31,  December 31,
                                          2000        1999
                                        -----------------------
Commercial and industrial loans         $ 42,626     $ 39,539
Agricultural production financing         16,628       14,863
Farm real estate                          42,180       42,604
Commercial real estate mortgage           97,517       98,814
Residential real estate mortgage         320,074      307,632
Construction and development              55,019       50,721
Consumer                                  77,312       79,154
State and political                        9,706        9,900
                                        --------     --------
     Total loans                        $661,062     $643,227
                                        ========     ========

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (Dollar amounts in thousands except share and per share data)

NOTE 5 LOANS (CONT'D)

Non-performing loans                                   2000      1999
                                                       ----      ----
   Non-accrual loans                                  $1,609    $3,465
   Accruing loans contractually past due 90 days
     or more as to principal or interest payments        355       373
                                                      ------    ------
     Total non-performing loans                       $1,964    $3,838
                                                      ======    ======

Allowance for loan losses:                             2000      1999
                                                       ----      ----
Balances January 1                                    $7,049    $6,099
  Provision for losses                                   353       381
  Recoveries on loans                                    102        56
  Loans charged off                                     (168)     (175)
                                                      ------    ------
Balance, March 31,                                    $7,336    $6,361
               ===                                    ======    ======

NOTE 6 DEPOSITS
                                                          March 31  December 31
                                                              2000      1999
                                                          --------  -----------
  Non-interest-bearing demand                             $ 82,672   $ 84,468
  Interest-bearing demand                                  213,321    220,268
  Savings                                                   75,225     74,320
  Certificates and other time deposits $100,000 or more    115,593     99,074
  Other certificates and time deposits                     364,632    346,255
                                                          --------   --------
     Total deposits                                       $851,443   $824,385
                                                          ========   ========

NOTE 7 SHORT-TERM BORROWINGS
 .                                                         March 31  December 31
                                                              2000      1999
                                                          --------  -----------
   Federal funds purchased                                $  9,500   $ 13,200
   Securities sold under repurchase agreements              21,976     25,487
   U.S. Treasury demand notes                                  630      1,377
                                                          --------   --------
     Total short-term borrowings                          $ 32,106   $ 40,064
                                                          ========   ========

NOTE 8 EARNINGS PER SHARE
  Three months ended
                                March 31                   March 31
                                 2000                        1999
                                 ----                        ----
                               Weighted    Per             Weighted    Per
Basic earnings per    Net      Average    Share     Net    Average    Share
  share:             Income     Shares    Amount   Income   Shares    Amount
Income available
  to common
  Shareholders       $1,831   4,855,541    $0.38   $1,620  4,774,628  $0.34
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

Business Strategy

The Company holds first or second market share positions as measured by total deposits in several of the markets it serves and intends to pursue growth strategies that result in meaningful market share positions in other rural or suburban communities. The Company has sought to identify potential acquisitions in markets that offer prospects of benefiting from its community banking philosophy and will likely result in meaningful market share. Many larger mid-west banking companies have had an accelerated program of branch divestitures. Many of these branch locations have been in communities that are compatible with the Company's growth strategies. The Company has bid competitively in order to expand its presence in these targeted markets.

In the quarter ended March 31, 1999 the Company acquired four branches located in or adjacent to People's market. One of these branches is located in Cambridge City, which is in Wayne County where People's already operates three offices. Two offices are in New Castle and one office is in Knightstown and all three are located in the adjacent county of Henry. This acquisition added $104,100 of deposits to People's customer base, which now operates 20 offices in nine eastern and southeastern counties of Indiana. In March of 1999 People's closed the Arlington, Indiana branch and merged it with the Rushville, Indiana branch due to the low business volume. Prior to this it had been operated on a part-time basis.

Effective April 1, 1999, the Company acquired the property and casualty insurance business lines of The Anderson Group of Owensboro, Kentucky ("The Anderson Group"). The acquisition was effected by the purchase of net assets and expertise in which the property and casualty insurance business lines of The Anderson Group were integrated into a newly formed

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

subsidiary, The Insurance Group, Inc., (The Insurance Group"). The general lines insurance business previously managed by Union Bank in Greensburg and Portland, Indiana are directed through The Insurance Group subsidiary as the Company expands its insurance offering capabilities. This expansion provided an increased book of business and additional management expertise and increased product line. With this base the Company anticipates additional insurance acquisitions throughout its marketing area.

On May 1, 2000 the Company consummated its acquisition of First Affiliated Bancorp of Watseka, Illinois and its wholly owned banking subsidiary, Capstone Bank N. A. The transaction was accounted for using the pooling-of-interests method of accounting. The Company will issue approximately 1,020,000 shares of its common stock to the shareholders of First Affiliated Bancorp. The conversion rate will be 4.4167 shares of Company stock for each outstanding share of First Affiliated. As of March 31, 2000, First Affiliated had $134,067 in assets and $117,523 in deposits with four banking offices in Illinois and one in Indiana.

On April 28, 2000 the Company announced the purchase of two branch facilities and approximately $38,000 in deposits from Harrington Bank, Richmond, Indiana. The branches, which are located in Marion County, will be integrated into Union Bank at the end of the second quarter. The premium paid for the deposits will result in approximately $1,200 in intangible assets for Union Bank.

Management realized that if the Company was successful in increasing assets significantly through branch and bank acquisitions, the regulatory capital of the Company would have been below levels acceptable to management and regulatory authorities. In preparation for significant growth, the Company issued $22,425 of cumulative Trust Preferred Securities in December 1997. These securities are used to meet regulatory capital requirements within prescribed limits. The Company utilized a portion of the net proceeds received to retire its long-term debt and employed the remaining funds to finance growth which included branch acquisitions, the establishment of de novo branches and various other corporate purposes.

While the Company has been successful in achieving the deposit growth levels anticipated, the interest cost of the Trust Preferred Securities had an adverse affect on 1999 results because the integration of more than $225,000 of deposits into the Company was not immediately offset by a like amount of quality credits. Management believes its growth strategies will lead to increased opportunities and profitability and is in the best interests of shareholders in the long-term.

Year 2000 ("Y2K") Computer Issues

The Company did not encounter any Y2K related problems nor is management aware of any customers who encountered significant Y2K problems. The Company incurred approximately $150 in capital and other expenditures for Y2K preparations. Management is not aware of any remaining uncertainties or contingencies with respect to Y2K.

Results of Operations

Earnings for the first quarter of 2000 increased $211 to $1,831 as compared to the same quarter of 1999, with net interest income, non-interest income and non-interest expense all increased for comparable periods disclosed.
Per share earnings (diluted) for the first quarter equaled $.38 in 2000, compared to $.34 in 1999.

The Company's return on average total assets for the first quarter was .76% in 2000 compared to .73% in 1999. Return on average shareholders' equity for the first quarter was 12.47% in

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

2000 and 10.62% in 1999.

Net Interest IncomeThe volume and yield of earning assets and the cost of interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. First quarter net interest income of $8,368 in 2000 increased 19.00% from $7,032 in 1999. Net interest income, on a tax equivalent basis, reflected as a percentage of average earning assets (net interest margin) was 3.56% for the quarter ended March 31, 2000 and 3.53% for the same time frame in 1999.

Provision for Loan Losses

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Possible Loan Losses".

Non-interest Income

First quarter non-interest income in 2000 exceeded the prior year by $179 or 12.91%. Security gains were $12 in the first three months of 2000 compared to a $24 loss for the same three month period last year.

Insurance commissions increased from $125 in the first quarter of 1999 to $311 in the comparable period of 2000 due to The Insurance Group acquisition discussed previously.

Service charges for the respective first quarters of 2000 and 1999 were $596 and $474, an increase of $122 primarily due to continued growth in non-interest bearing and interest-bearing checking accounts.

Mortgage banking income, which consists of gains (losses) on loan sales and service fee income was $206 lower for the first quarter of 2000 compared to the same period in 1999. Decreased mortgage sales activity began late in 1998 and has continued. During this period of time, the long-term interest rates charged on mortgages increased and the Company experienced reduced refinancing and origination activity of a saleable nature.

Non-Interest income

                                                      Three months ended
                                                            March 31
                                                            --------
                                                        2000        1999
                                                        ----        ----
Trust fees                                               $84         $83
Insurance commissions                                    311         125
Mortgage banking income                                  133         339
Service charges on deposit accounts                      596         474
Gain (loss) on sales of securities                        12        (24)
Other income                                             429         389
                                                      ------      ------
Total                                                 $1,565      $1,386
                                                      ======      ======

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Non-interest expense

The largest component of non-interest expense is personnel expense. Personnel expenses increased in the first three months of 2000 by $723, or 22.88% as compared to the prior year period. Normal staff salary adjustments and increased benefit costs were incurred in 2000 as well as the cost of staffing 6 new branches (4 purchased and 2 de novo) and the addition of the Insurance Group.

The increase in net occupancy expense for the current quarter of 2000 over 1999 is due to the increase in the number of branches and The Insurance Group as discussed earlier.

The increase in equipment expenses of $30 in 2000 over 1999 is due to the increased number of branches, The Insurance Group and the upgrades necessitated by the decision to convert People's from a service bureau environment to the in-house system within the holding company. This conversion will occur during the fourth quarter of 2000.

Amortization of core deposit intangibles and goodwill for the first quarter of 2000 exceeded the comparable period for 1999 as the result of amortization of premiums paid on The Insurance Group, branches and deposits acquired in February, 1999.

A ratio frequently used to measure the efficiency of a financial institution is computed by dividing non-interest expense by the total of tax-effected net interest income plus non-interest income excluding securities gains or losses. The lower the ratio, the more efficient the Company is in managing net interest margin, non-interest income and non-interest expense. The Company's efficiency ratios were 66.81% for the first quarter of 2000 compared to 64.83% for the same period in 1999. The change in the efficiency ratio is due largely to the increased cost of the newly acquired branches and formation of The Insurance Group.

Non Interest income                                    Three months ended
                                                             March 31
                                                             --------
                                                           2000     1999
                                                           ----     ----
Salaries and employee benefits                           $3,883   $3,160
Net occupancy expense                                       477      367
Equipment expense                                           451      421
Data processing fees                                        165      173
Deposit insurance                                            32       41
Intangibles amortization                                    459      313
Stationery, printing & supplies                             205      186
Other expenses                                            1,099      910
                                                         ------   ------
Total                                                    $6,771   $5,571
                                                         ======   ======

Income Taxes

The effective tax rate for the first three months was 34.82% for 2000 and 34.31% for 1999. The Company and its subsidiaries will file consolidated income tax returns for 2000.

Financial Condition

Total assets at March 31, 2000 increased $10,715 since the end of 1999.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Average earning assets represented 92.91% of average total assets for the first three months of 2000 compared to 93.36% for the same period of 1999. The addition of new fixed assets and deposit premium connected with the branch acquisitions has been the major factor in the decrease of this ratio. Average loans represented approximately 79.12% of average deposits in the first three months of 2000 and 77.32% for a comparable period in 1999. Management intends to continue its emphasis on loan growth throughout 2000, to increase these averages. Average loans as a percent of assets were 67.81% and 60.44% for the three month period ended March 31, 2000 and 1999 respectively.

The increase in deposits of $27,058 from December 31, 1999 to March 31, 2000 is due mainly to the normal first quarter build up in anticipation of income and property taxes due in April and May. A portion of this increase was used to pay down Federal Home Loan Bank advances and other short term borrowings in the form of repurchase agreements

Trust Preferred Securities in the amount of $22,425 were issued on December 12, 1997. The holders of the Trust Preferred Securities are entitled to receive preferential cumulative cash distributions, payable quarterly, at the annual rate of 8.75% of the liquidation amount of $10 per security. The Company has the right, so long as no default has occurred, to defer payment of interest at any time, or from time to time for a period not to exceed 20 consecutive quarters with respect to each deferral period. Currently, management has no intention of deferring the payment of interest. The Trust Preferred Securities have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the common stock. The holders of the Trust Preferred Securities have no voting rights except in limited circumstances.

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

In February of 1999 the Company borrowed $8,000 from National City Bank at a floating rate based upon LIBOR. In July 1999, the Company reduced its debt by $1,300 in order to obtain a more favorable interest rate. In addition, the Company established a $3,000 line of credit as a cash management tool. The line of credit expired December 31,1999.

Shareholders' equity was $59,971 on March 31,2000 compared to $59,209 on December 31, 1999. Book value per common share increased to $12.35 or 1.31% from $12.19 at year-end 1999. The unrealized loss on securities available for sale, net of taxes, totaled $4,927 or $1.01 per share at March 31, 2000 compared to an unrealized loss of $ 4,634 or $.95 per share at December 31, 1999. Excluding the net unrealized gains and losses on securities available for sale, book value per share would be $13.36 at March 31, 2000 or an increase of 1.67% over the comparable book value at year-end 1999.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Loans, Credit Risk and the Allowance and Provision for Possible Loan Losses

Loans remain the Company's largest concentration of assets and, by their nature, carry a higher degree of risk. The loan underwriting standards observed by the Company's subsidiaries are viewed by management as a means of controlling problem loans and the resulting chargeoffs.

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

Total loans increased $17,835 or 2.77% since December 31, 1999 spread across the variety of loans the Company participates in. The greatest increase is in the residential mortgage loan portfolio, as more mortgage loan originations are placed in the portfolio to deploy the deposits gained through new products and acquisitions.

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 48.42% of total loans at March 31, 2000 and 47.83% at December 31, 1999.

Construction and development loans increased 8.47% from year-end 1999 to March 31, 2000.

On March 31, 2000, the Company had $9,421 of residential real estate loans held for sale. Prior to the merger with People's, the Company traditionally made loans only for its own portfolio and did not follow the practice of many other financial institutions of originating loans for sale in the secondary market. People's had engaged in mortgage banking activities for a period of time.

The Company regards its ability to identify and correct loan quality problems as one of its greatest strengths. Loans are placed on non-accrual status when in management's judgment the collateral value and/or the borrower's financial condition do not justify accruing interest. As a general rule, commercial and real estate loans are reclassified to non-accruing status at or before becoming 90 days past due. Interest previously recorded but not deemed collectible is reversed and charged against current income. Subsequent interest payments collected on non-accrual loans may thereafter be recognized as interest income or may be applied as a reduction of the loan balance, as circumstances warrant. Non-real estate secured consumer loans are not placed in non-accruing status, but are charged off when policy-determined delinquent status is reached. The provision for loan losses was $353 in the first three months of 2000 compared to $381 for the same period in 1999.

Net charge-offs were $66 for the first three months of 2000 compared to $119 for the comparable period in 1999. On an annualized basis as a percentage of average loans, net charge-offs equaled .04% and .08% respectively for the three month period ended March 31, 2000 and 1999. In prior years, the Company outperformed its peer group's net loan loss average and that trend is expected to continue in 2000. Management is not aware of any trend which is likely to cause the level of net charge-offs in 2000 to materially exceed the level of charge-offs experienced in 1999.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Foreclosed real estate held by the Company at March 31, 2000 was $2,071 and $194 at December 31, 1999.

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

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and the amount and composition of growth expectations. The allowance for loan losses as of March 31, 2000 is considered adequate by management.

Investment Securities

Investment securities offer flexibility in the Company's management of interest rate risk, and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company's investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of March 31, 2000, $230,567 of investment securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. An unrealized pre-tax loss of $8,041 was recorded to adjust the AFS portfolio to current market value at March 31, 2000, compared to an unrealized pre-tax loss of $7,560 at December 31, 1999.

Since 1997, the Company has lengthened the maturity of security purchases, relative to the present balance of the portfolio. In the current interest rate environment, with a flat yield curve, most security purchases have had a stated maturity not exceeding five years.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreement to repurchase ("agreements") and shareholders' equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Total deposits funded 92.08% and 91.03% of total earning assets at March 31, 2000 and December 31,1999. Total interest-bearing deposits averaged 90.40% and 90.88% of average total deposits for the periods ending March 31, 2000 and December 31, 1999, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Short-term borrowings decreased $7,958 or 19.86% from year-end 1999 primarily due to the increase in deposits during the quarter. The Company has one FHLB advance for $10,000 that matures in late 2002. In February 1999 the Company borrowed $8,000 in long term debt (see Financial Condition section)

Capital Resources

Total shareholders' equity increased $762 to $59,971 at March 31, 2000 as compared to December 31, 1999.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital consists of shareholders' equity adjusted for AFS adjustment, while Tier 1 consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation will constitute Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for credit losses. At March 31, 2000, Tier 1 capital to total average assets was 6.57%. Tier 1 capital to risk-adjusted assets was 9.79%. Total capital to risk-adjusted assets was 11.05%. All three ratios substantially exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $.16 per share in the first three months of 2000 and $.16 per share for the same period in 1999.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 80.34% of total earning assets for the three months ended March 31, 2000 compared to approximately 82.81% for the comparable period ended December 31, 1999.

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

Interest Rate Risk

At March 31, 2000, the Company held approximately $ 362,673 in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons. Core deposits are distributed or spread among the various re-pricing categories based upon historical patterns of re-pricing, which are reviewed periodically by management. The assumptions regarding these re-pricing characteristics greatly influence conclusions regarding interest sensitivity. Management believes its assumptions regarding these liabilities are reasonable.

Effective asset/liability management requires the maintenance of a proper ratio between maturing or repriceable interest-earning assets and interest-bearing liabilities. It is the policy of the Company that the cumulative GAP divided by total assets shall be plus or minus 20% at the 3-month, 6-month, and 1-year time horizons.

The Company continues to strive to increase its amount of variable rate assets in what is generally perceived to be a period of rising interest rates. While interest rates have trended upward since July 1999, the increases have been relatively mild and have allowed the company the opportunity to react to the higher rates. Management believes that the company is well positioned in the current rate environment and does not foresee its earnings materially impacted in 2000 regardless of the direction interest rates may take

Asset/liability management strategies are developed by the Company to manage market risk. Market risk is the risk of loss in financial instruments including investments, loans, deposits and borrowings arising from adverse changes in prices/rates. Interest rate risk is the Company's primary market risk exposure, and represents the sensitivity of earnings to changes in market interest rates. Strategies are developed that impact asset/liability committee activities based on interest rate risk sensitivity, board policy limits, desired sensitivity gaps and interest rate trends.

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

                             INDIANA UNITED BANCORP
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
               (Dollar amounts in thousands except per share data)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Corporation encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2000 from the analysis and disclosures provided in the Corporation's Form 10-K for the year ended December 31, 1999.

INDIANA UNITED BANCORP

FORM 10-Q

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

         27:  Financial Data Schedule (electronic filing only)

b)  Reports on Form 8-K
         There were no reports filed on Form 8-K for the first quarter of 2000.

No other information is required to be filed under Part II of this form.

INDIANA UNITED BANCORP

FORM 10-Q

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INDIANA UNITED BANCORP


                           May 11, 2000
                           By: /s/James L. Saner Sr
                              ----------------------------------
                           James L. Saner Sr
                           President and Chief Executive Officer

                           May 11, 2000
                           By: /s/Donald A. Benziger
                              ----------------------------------
                           Donald A. Benziger
                           Senior Vice President & Chief Financial Officer