Form 10-Q
period 2000-06-30
INDIANA UNITED BANCORP
filed 2000-08-21
CIK 720002

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         FOR QUARTER ENDED JUNE 30, 2000

                         COMMISSION FILE NUMBER 0-12422

                             INDIANA UNITED BANCORP
                             ----------------------
             (Exact name of registrant as specified in its charter)

          INDIANA                                      35-1562245
          -------                                      ----------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                Identification No.)

            201 NORTH BROADWAY          GREENSBURG, INDIANA    47240
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (812) 663-0157
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
         (Formername, former address and former fiscal year, if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) nd (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

        As of June 30,2000 there were outstanding 5,873,900 shares, without par value of the registrant.

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

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
             (Dollars in thousands except share and per share data)

                                                             June 30,     December 31,
                                                               2000          1999
                                                               ----          ----
Assets
  Cash and due from banks                                  $    38,494    $    41,449
  Interest-bearing demand deposits                                 100             30
  Money market fund                                             13,741              -
  Federal funds sold                                             1,800            400
                                                           -----------    -----------
    Cash and cash equivalents                                   54,135         41,879
  Interest bearing time deposits                                   991          2,119
  Securities
    Available for sale                                         257,672        272,643
    Held to maturity                                            15,374         17,788
  Federal Home Loan Bank & Federal Reserve Bank Stock            2,938          2,357
  Loans held for sale                                            9,224          7,881
  Loans                                                        768,280        710,695
  Less: Allowance for loan losses                               (8,320)        (7,718)
                                                           -----------    -----------
    Net loans                                                  759,960        702,977
  Premises and equipment (net)                                  17,441         17,340
  Intangible assets                                             23,221         24,135
  Other assets                                                  27,748         21,132
                                                           -----------    -----------
    Total assets                                           $ 1,168,704    $ 1,110,251
                                                           ===========    ===========
Liabilities
  Deposits                                                 $   991,742    $   940,905
  Short-term borrowings                                         29,921         40,064
  Federal Home Loan Bank advances                               37,798         24,484
  Notes Payable                                                  6,568          6,885
  Other liabilities                                              9,963          7,316
                                                           -----------    -----------
    Total liabilities                                        1,075,992    $ 1,019,654
                                                           -----------    -----------

Guaranteed preferred beneficial interests in
  company's subordinated debentures                             22,425         22,425

Shareholders' equity Common stock $.50 stated value:
  Authorized--10,000,000 shares, Issued and
     outstanding, 5,873,900 and 5,856,622 shares                 2,937          2,928
  Paid-in capital                                               25,554         25,563
  Retained Earnings                                             47,387         44,775
  Accumulated other comprehensive income                        (5,591)        (5,094)
                                                           -----------    -----------
    Total shareholders' equity                                  70,287         68,172
                                                           -----------    -----------
     Total liabilities and shareholders' equity            $ 1,168,704    $ 1,110,251
                                                           ===========    ===========

See notes to consolidated condensed financial statements

                   INDIANA UNITED BANC INDIANA UNITED BANCORP
                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                   Three months ended     Six months ended
                                         June 30                June 30
                                    2000        1999       2000        1999
                                    ----        ----       ----        ----
Interest income:
  Loans, including fees           $ 16,605    $ 13,261   $ 32,040    $ 26,319
  Investment securities              4,329       4,534      8,781       8,300
  Other interest earning assets        136         430       236        1,023
                                  --------    --------   --------    --------
    Total interest income           21,070      18,225     41,056      35,642
Interest expense:
  Deposits                           9,816       8,593     18,958      16,888
  Trust preferred securities           501         501      1,002       1,002
  Other borrowings                     788         482      1,579         920
                                  --------    --------   --------    --------
    Total interest expense          11,105       9,576     21,539      18,810
                                  --------    --------   --------    --------
Net interest income                  9,965       8,649     19,517      16,832
  Provision for loan losses            375         336        748         717
                                  --------    --------   --------    --------
Net interest income after
  Provision for loan losses          9,590       8,313     18,769      16,115
Non-interest income:
  Securities gains (losses)            (48)         11        (36)        (13)
  Other operating income             2,236       1,949      4,111       3,701
                                  --------    --------   --------    --------
    Total non-interest income        2,188       1,960      4,075       3,688
Non-interest expense                 8,492       7,150     16,238      13,702
                                  --------    --------   --------    --------
Income before income tax             3,286       3,123      6,606       6,101
  Income tax expense                   825         846      1,810       1,667
                                  --------    --------   --------    --------
Net income                        $  2,461    $  2,277   $  4,796    $  4,434
                                  ========    ========   ========    ========
Comprehensive income (loss)       $  2,954     ($1,389)  $  4,299    $     64
                                  ========     =======   ========    ========
Net income per share (basic)      $   0.42    $   0.39   $   0.82    $   0.77
Net income per share (diluted)    $   0.42    $   0.39   $   0.82    $   0.76
Cash dividends declared           $  0.165    $  0.160   $   0.33    $   0.32


See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
             (Dollars in thousands except share and per share data)

                                                            2000        1999
                                                          --------    --------
Balance, January 1                                        $ 68,172    $ 69,063
Comprehensive income:
  Net income                                                 4,796       4,434
    Unrealized losses on available for sale securities,
      net of reclassification adjustments                     (497)     (4,370)
                                                          --------    --------
  Comprehensive income                                       4,299          64
   Net shares issued                                                     1,385
Cash dividends on common stock                              (2,184)     (2,082)
                                                          --------    --------
Balance, June 30                                          $ 70,287    $ 68,430
                                                          ========    ========

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
             (Dollars in thousands except share and per share data)

                                                            Six months ended
                                                                       June 30
                                                            2000         1999
                                                            ----         ----
Cash flows from operating activities:
  Net income                                             $   4,796    $   4,434
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                   748          717
   Depreciation and amortization                               748          914
   Amortization of intangibles                                 914          735
   Investment securities losses                                 36           13
   Change in loans held-for-sale                            (1,343)       3,214
   Change in other assets and liabilities                   (3,261)         720
                                                         ---------    ---------
       Net cash provided by operating activities             2,638       10,747
                                                         =========    =========

Cash flows from investing activities:
   Change in interest bearing time deposits                  1,128          571
   Purchases of securities held-to-maturity                              (3,533)
   Proceeds from maturities and paydowns
     of securities held-to-maturity                          2,421        3,141
   Purchases of securities available for sale
          And restricted stock                             (12,552)    (129,633)
   Proceeds from maturities and paydowns
     of securities available for sale                       25,691       40,178
   Proceeds from sales of securities available               -----       10,369
   Net change in loans                                     (57,731)     (39,584)
   Purchases of premises and equipment                        (846)      (2,233)
   Cash received from branch acquisitions                    -----       92,535
                                                         ---------    ---------
        Net cash (used) by investing activities            (41,889)     (28,189)
                                                         ---------    ---------

Cash flows from financing activities:
   Net change in deposits                                   50,837      (11,318)
   Short-term borrowings                                     2,854       (2,607)
   Stock issuance (redemption), net                                         (51)
   Proceeds of long term debt                                -----        8,000
   Cash dividends                                           (2,184)      (2,082)
                                                         ---------    ---------
        Net cash provided (used) by financing activities    51,507       (8,058)
                                                         ---------    ---------
Net decrease in cash and cash equivalents                   12,256      (25,500)
Cash and cash equivalents, beginning of period              41,879       62,884
                                                         ---------    ---------
Cash and cash equivalents, end of period                 $  54,135    $  37,384
                                                         =========    =========

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              (Dollar amounts in thousands except per share data)


NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by Indiana United Bancorp ("Company"), its wholly owned bank subsidiaries, Union Bank and Trust Company of Indiana ("Union Bank"), Regional Federal Savings Bank ("Regional Bank") People's Trust Company ("People's") ,and their subsidiaries, and its subsidiaries IUB Capital Trust and IUB Illinois Holding Company and its subsidiary, Capstone Bank ("Capstone") , for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. Company results reported herein include the financial position and results of operations of the Company combined with the financial position and results of operations of Capstone as if the merger had occurred on January 1, 1999


NOTE 2 BRANCH ACQUISITIONS

During the first quarter of 1999, the Company purchased four branches within target market areas. These branch acquisitions were accounted for using the purchase method of accounting. Total fair value of assets acquired and liabilities assumed was $104,700 including cash of $90,800, loans of $1,900 and deposits of $104,100. The results of operations of the branches have been included since their acquisition dates. Intangible assets of $11,400 were recorded and are being amortized over estimated useful lives using the straight-line method. The Company opened two new branches "de novo" in late April 1999. These branches are located in Chesterfield, and Anderson Indiana.

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

On May 1, 2000 the Company consummated its acquisition of First Affiliated Bancorp of Watseka, Illinois and its wholly owned banking subsidiary, Capstone Bank N. A. The transaction was accounted for using the pooling-of-interests method of accounting. The Company issued 1,018,359 shares of its common stock to the shareholders of First Affiliated Bancorp. The conversion rate was 4.4167 shares of Company stock for each outstanding share of First Affiliated. Unaudited pro forma results of operations including First Affiliated are as follows:

                                           Four Months         Three Months          Six Months
                                              Ended                Ended               Ended
                                             April 30             June 30             June 30
                                               2000                 1999                1999
---------------------------------------------------------------------------------------------------
Net interest income
    Indiana United Bancorp                          $11,131              $7,423          $14,455
    First Affiliated Bancorp                          1,570               1,226            2,377
---------------------------------------------------------------------------------------------------
        Combined                                    $12,701              $8,649          $16,832
---------------------------------------------------------------------------------------------------
Net income
    Indiana United Bancorp                           $2,492              $1,682          $3,302
    First Affiliated Bancorp                            424                 595           1,132
---------------------------------------------------------------------------------------------------
        Combined                                     $2,914              $2,277          $4,434
---------------------------------------------------------------------------------------------------
Basic earnings per share
    Indiana United Bancorp                             $.51                $.35            $.69
    First Affiliated Bancorp                            n/a                 n/a             n/a

---------------------------------------------------------------------------------------------------
        Combined                                       $.50                $.39            $.77
---------------------------------------------------------------------------------------------------
Diluted earnings per share
    Indiana United Bancorp                             $.51                $.35            $.69
    First Affiliated Bancorp                            n/a                 n/a             n/a
---------------------------------------------------------------------------------------------------
        Combined                                       $.50                $.39            $.76
---------------------------------------------------------------------------------------------------

On April 28, 2000 the Company announced the purchase of two branch facilities and approximately $38,000 in deposits from Harrington Bank, Richmond, Indiana. The branches, are located in Marion County and will be integrated into Union Bank during the third quarter. The premium paid for the deposits will result in approximately $1,200 in intangible assets for Union Bank.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              (Dollar amounts in thousands except per share data)


NOTE 4 SECURITIES

                                           June 30,2000             December 31,1999
                                           ------------             ----------------
                                       Amortized          Fair    Amortized          Fair
Available for sale                          Cost         Value         Cost         Value
                                     ------------ ------------- ------------ -------------
 Federal agencies                       $155,428      $150,953     $163,990     $ 159,822
 State and municipal                      33,109        31,987       35,167        33,821
 Corporate and other securities           31,535        29,304       26,192        24,611
 Mortgage-backed securities               46,825        45,428       55,314        54,389
                                        --------      --------     --------      --------
     Totals                             $266,897      $257,672     $280,683      $272,643
                                        ========      ========     ========      ========

Held to maturity
 State and municipal                     $14,311       $14,089      $16,753       $16,556
 Corporate and other securities            1,063         1,103        1,035         1,076
                                        --------      --------     --------      --------
     Totals                              $15,374       $15,192      $17,788       $17,632
                                        ========      ========     ========      ========

NOTE 5 LOANS

                                                               June 30,    December 31,
                                                                 2000          1999
                                                               --------    ------------
Commercial and industrial loans                                $  70,234    $  58,071
Agricultural production financing                                 23,090       22,107
Farm real estate                                                  49,680       47,483
Commercial real estate mortgage                                  108,696      103,318
Residential real estate mortgage                                 361,659      331,811
Construction and development                                      59,591       50,721
Consumer                                                          85,817       87,284
State and political                                                9,513        9,900
                                                               ---------    ---------
     Total loans                                               $ 768,280    $ 710,695
                                                               =========    =========

Non-performing loans                                             2000         1999
                                                                 ----         ----
   Non-accrual loans                                           $   1,787    $   4,139
   Accruing loans contractually past due 90 days
     or more as to principal or interest payments                  1,036          324
                                                               ---------    ---------
     Total non-performing loans                                $   2,823    $   4,463
                                                               =========    =========

Allowance for loan losses:                                       2000         1999
                                                                 ----         ----
Balances January 1                                             $   7,718    $   6,600
  Provision for losses                                               748          717
  Recoveries on loans                                                319          342
  Loans charged off                                                 (465)        (510)
                                                               ---------    ---------
Balance, June 30,                                              $   8,320    $   7,149
                                                               =========    =========

NOTE 6 DEPOSITS                                                  June 30  December 31
                                                                    2000         1999
                                                               ---------    ---------
  Non-interest-bearing demand                                  $  92,502    $  96,144
  Interest-bearing demand                                        230,784      226,392
  Savings                                                        165,198      131,134
  Certificates and other time deposits $100,000 or more          119,550      107,487
  Other certificates and time deposits                           383,708      379,748
                                                               ---------    ---------
     Total deposits                                            $ 991,742    $ 940,905
                                                               =========    =========




                             INDIANA UNITED BANCORP
                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)


 . NOTE 7 SHORT-TERM BORROWINGS                                   June 30  December 31
                                                                    2000         1999
                                                               ---------    ---------
   Federal funds purchased                                     $  11,150    $  13,200
   Securities sold under repurchase agreements                    18,771       25,487
   U.S. Treasury demand notes                                       ----        1,377
                                                               ---------    ---------
     Total short-term borrowings                               $  29,921    $  40,064
                                                               =========    =========

NOTE 8 -EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:
For three months ended

                                    June 30                           June 30
                                      2000                             1999
                                      ----                             ----
                                   Weighted       Per              Weighted        Per
Basic earnings per        Net       Average      Share      Net      Average      Share
  share:                 Income     Shares      Amount    Income     Shares      Amount
                         ------     ------      ------    ------     ------      ------
Income available
  to common
  Shareholders           $2,461   5,868,210      $0.42    $2,277    5,803,536      $.39
                         ------                           ------
Effect of dilutive
  Shares                              5,696                            17,278
                                  ---------                          --------
Diluted earnings per
share:                  $2,461    5,873,906      $0.42    $2,277    5,820,814      $.39
                        ------    ---------      -----    ------    ---------      ----

For six months ended
Basic earnings per share
 Income available
  To common
   Shareholders         $4,796    5,862,424      $0.82    $4,434    5,787,700      $.77
                        ------                            ------
Effect of dilutive
  Securities                         11,455                            17,278
                                  ---------                          --------
Diluted earnings per
share:                  $4,796    5,873,879      $0.82    $4,434    5,804,978      $.76
                        ------    ---------      -----    ------    ---------      ----

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

Effective April 1, 1999, the Company acquired the property and casualty insurance business lines of The Anderson Group of Owensboro, Kentucky ("The Anderson Group"). The acquisition was effected by the purchase of net assets and expertise in which the property and casualty insurance business lines of The Anderson Group were integrated into a newly formed subsidiary, The Insurance Group, Inc., (The Insurance Group"). The general lines insurance business previously managed by Union Bank in Greensburg and Portland, Indiana are directed through The Insurance Group subsidiary as the Company expands its insurance offering capabilities. This expansion provided an increased book of business and additional management expertise and increased product line. With this base the Company anticipates additional insurance acquisitions throughout its marketing area.

On May 1, 2000 the Company consummated its acquisition of First Affiliated Bancorp of Watseka, Illinois and its wholly owned banking subsidiary, Capstone Bank N. A. The transaction was accounted for using the pooling-of-interests method of accounting. The Company issued 1,018,359 shares of its common stock to the shareholders of First Affiliated Bancorp. The

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

conversion rate as 4.4167 shares of Company stock for each outstanding share of First Affiliated. Company results reported herein include the financial position and results of operations of the Company combined with the financial position and results of operations of Capstone as if the merger had occurred on January 1, 1999


On April 28, 2000 the Company announced the purchase of two branch facilities and approximately $38,000 in deposits from Harrington Bank, Richmond, Indiana. The branches are located in Marion County and will be integrated into Union Bank during the third quarter. The premium paid for the deposits will result in approximately $1,200 in intangible assets for Union Bank.

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

While the Company has been successful in achieving the deposit growth levels anticipated, increases in earnings have lagged as loan growth did not immediately offset increased deposit and trust preferred costs. Management believes its growth strategies will lead to increased opportunities and profitability and is in the best interests of shareholders in the long-term.


Results of Operations
Earnings for the second quarter of 2000 increased 8.08% to $2,461 as compared to the same quarter of 1999. Earnings for the first half of 2000 increased 8.16% to $4,796 as compared to the same period in 1999. Net interest income, non-interest income and non-interest expense all increased for comparable periods disclosed. Merger expenses of $440 were recorded in the second quarter of 2000. Per share earnings (diluted) for the second quarter equaled $.42 in 2000, compared to $.39 in 1999. Per share earnings (diluted) for the first half of 2000 and 1999 were $.82 and $.76 respectively.

The Company's return on average total assets for the second quarter was .87% in 2000 compared to .86% in 1999. Year-to-date return on average assets was .86% and .86% for 2000 and 1999. Year-to-date return on average shareholders' equity was 13.83% and 13.17% for 2000 and 1999

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Net Interest Income

The volume and yield of earning assets and the cost of interest-bearing liabilities influences net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Second quarter net interest income of $9,965 in 2000 increased 15.22 % from $8,649 in 1999. The first six months of net interest income increased by $2,685 or 15.95% over the same period in 1999. Net interest income, on a tax equivalent basis, reflected as a percentage of average earning assets (net interest margin) was 3.98% for the quarter ended June 30, 2000 and 3.68% for the comparable period in 1999. The comparable figures for the first half of 2000 and 1999 were 3.92% and 3.70% respectively.


Provision for Loan Losses

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Possible Loan Losses"

Non-interest Income

Second quarter non-interest income in 2000 exceeded the prior year by $228 or 11.63%. Non-interest income in the first six months of 2000 exceeded the prior year period by $387 or 10.49%. Security losses of $36 were realized in the first six months of 2000 compared to $13 in for the same period last year. Service charges for the respective second quarters of 2000 and 1999 were $854 and $826. This also increased for the first six months of 2000 over the same period in 1999 by $88 primarily due to continued growth in interest-bearing checking accounts. Deposit growth and interest rate variables affect service charge income. Mortgage banking income, which consists of gains (losses) on loan sales and service fee income was $223 lower for the second quarter of 2000 compared to the same period in 1999, and $429 less for the six month period ended June 30, 2000 compared to the same period in 1999. Decreased mortgage origination sales activity began late in 1998 and has continued. During this period of time, the long-term interest rates charged on mortgages increased and the Company experienced reduced refinancing and origination activity of a saleable nature.

Non-Interest income                       Three months          Six months
                                              Ended                Ended
                                             June 30              June 30
                                         2000       1999      2000       1999
                                         ----       ----      ----       ----
Trust fees                              $ 105       $ 96      $244       $247
Insurance commissions                     391        267       750        451
Mortgage banking income                   201        424       334        763
Service charges on deposit accounts       854        826     1,623      1,535
Gain (loss) on sales of securities       (48)         11      (36)       (13)
Other income                              685        336     1,160        705
                                       ------     ------    ------     ------
Total                                  $2,188     $1,960    $4,075     $3,688
                                       ======     ======    ======     ======

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Non-interest expense

The largest component of non-interest expense is personnel expense. Personnel expenses increased in the second quarter of 2000 by $530 or 13.67% and in the first half of 2000 by $1,340 or 17.90 % as compared to the prior year period. Normal staff salary adjustments and increased benefit costs were incurred in 2000 as well as the cost of staffing 6 new branches (4 purchased and 2 de novo) and the addition of the Insurance Group for the full 6 months period in 2000.

Amortization of core deposit intangibles and goodwill for the first quarter of 2000 exceeded the comparable period for 1999 as the result of amortization of premiums paid on The Insurance Group, branches and deposits acquired in February 1999.

A ratio frequently used to measure the efficiency of a financial institution is computed by dividing non-interest expense by the total of tax-effected net interest income plus non-interest income excluding securities gains or losses. The lower the ratio, the more efficient the Company is in managing net interest margin, non-interest income and non-interest expense. The Company's efficiency ratios were 67.37% for the first half of 2000 compared to 65.15% for the same period in 1999.

Non Interest expense              Three months ended         Six months ended
                                        June 30                   June 30
                                        -------                   -------
                                   2000         1999         2000        1999
                                   ----         ----         ----        ----
Salaries and employee benefits    $4,409       $3,879       $8,830      $7,490
Net occupancy expense                463          453          996         959
Equipment expense                    543          525        1,065       1,036
Merger expenses                      440          ---          440         ---
Data processing fees                 355          279          520         350
Deposit insurance                     58           45           96          92
Intangibles amortization             458          456          917         769
Stationery, printing & supplies      191          221          426         444
Other expenses                     1,575        1,292        2,948       2,562
                                  ------       ------       -------    -------
Total                             $8,492       $7,150       $16,238    $13,702
                                  ======       ======       =======    =======

Income Taxes

The effective tax rate for the first six months was 27.40% for 2000 and 27.32% for 1999. The Company and its subsidiaries will file consolidated income tax returns for 2000.

Financial Condition

Total assets at June 30, 2000 increased $53,660 since the end of 1999.

Average earning assets represented 93.22% of average total assets for the first six months of 2000 compared to 92.66% for the same period of 1999. Average loans represented approximately 76.84% of average deposits in the first six months of 2000 and 70.84% for a comparable period in 1999. Management intends to continue its emphasis on loan growth throughout 2000, to increase these averages. Average loans as a percent of assets were 66.33% and 62.41% for the six month periods ended June 30, 2000 and 1999 respectively.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

The increase in deposits of $50,837 from December 31, 1999 to June 30, 2000 is due mainly to more aggressive pricing to support current loan growth. FHLB advances were obtained while short-term borrowing, primarily federal funds purchases and repurchases were reduced.



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

In February of 1999 the Company borrowed $8,000 from National City Bank at a floating rate based upon LIBOR. In July 1999, the Company reduced its debt by $1,300 in order to obtain a more favorable interest rate. Further reductions were made in June 2000 to $6,400 as part of the scheduled repayment plan.


Shareholders' equity was $70,287 on June 30,2000 compared to $68,172 on December 31, 1999. Book value per common share increased to $11.97 or 2.84% from $11.64 at year-end 1999. The unrealized loss on securities available for sale, net of taxes, totaled $5,591 or $.95 per share at June 30, 2000 compared to an unrealized loss of $5,094 or $.87 per share at December 31, 1999. Excluding the net unrealized gains and losses on securities available for sale, book value per share would be $12.92 at June 30, 2000 or an increase of 3.28% over the comparable book value at year-end 1999.

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

Total loans increased $57,585 or 8.10% since December 31, 1999 spread across the variety of loans the Company participates in. The greatest increase is in the residential mortgage loan portfolio, as more mortgage loan originations are placed in the Company portfolio to deploy the deposits gained.

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 47.07% of total loans at June 30, 2000 and 46.69% at December 31, 1999.

Commercial and industrial loans increased 20.95% while construction and development loans increased 17.49% from year-end 1999 to June 30, 2000.

On June 30, 2000, the Company had $9,224 of residential real estate loans held for sale. Prior to the merger with People's, the Company traditionally made loans only for its own portfolio and did not follow the practice of many other financial institutions of originating loans for sale in the secondary market. People's had engaged in mortgage banking activities for a period of time.

The Company regards its ability to identify and correct loan quality problems as one of its greatest strengths. Loans are placed on non-accrual status when in management's judgment the collateral value and/or the borrower's financial condition do not justify accruing interest. As a general rule, commercial and real estate loans are reclassified to non-accruing status at or before becoming 90 days past due. Interest previously recorded but not deemed collectible is reversed and charged against current income. Subsequent interest payments collected on non-accrual loans may thereafter be recognized as interest income or may be applied as a reduction of the loan balance, as circumstances warrant. Non-real estate secured consumer loans are not placed in non-accruing status, but are charged off when policy-determined delinquent status is reached. The provision for loan losses was $748 in the first six months of 2000 compared to $717 for the same period in 1999.

Net charge-offs were $146 for the first six months of 2000 compared to $168 for the comparable period in 1999. On an annualized basis as a percentage of average loans, net charge-offs equaled .04% and .05% respectively for the six month period ended June 30, 2000 and 1999. In prior years, the Company outperformed its peer group's net loan loss average and that trend is expected to continue in 2000. Management is not aware of any trend which is likely to cause the level of net charge-offs in 2000 to materially exceed the level of charge-offs experienced in 1999.

Foreclosed real estate held by the Company at June 30, 2000 was $494 and $339 at December 31, 1999.

Management maintains a listing of loans warranting either the assignment of a specific reserve amount or other special administrative attention. The Board of Directors of each subsidiary reviews this listing monthly, together with a listing of all classified loans, non-accrual loans and loans delinquent 30 days or more.

The ability to promptly identify problem loans is invaluable to a banking organization. Most often, losses incurred as a result of prompt, aggressive collection

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

actions are much lower than losses incurred after prolonged legal proceedings. Accordingly, the Company observes the practice of quickly initiating stringent collection efforts in the early stages of loan delinquency.

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and the amount and composition of growth expectations. The allowance for loan losses as of June 30, 2000 is considered adequate by management.

Investment Securities

Investment securities offer flexibility in the Company's management of interest rate risk, and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company's investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of June 30, 2000, $266,897 of investment securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. An unrealized pre-tax loss of $9,225 was recorded to adjust the AFS portfolio to current market value at June 30, 2000, compared to an unrealized pre-tax loss of $8,020 at December 31, 1999.

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

Deposits generated within local markets provide the major source of funding for earning assets. Total deposits funded 92.68% and 92.80% of total earning assets at June 30, 2000 and December 31,1999. Total interest-bearing deposits averaged 90.25% and 90.29% of average total deposits for the periods ending June 30, 2000 and December 31, 1999, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

Short-term borrowings and FHLB advances decreased $10,143 or 25.32% from year-end 1999 primarily due to the increase in deposits during the quarter. In February 1999 the Company borrowed $8,000 in long term debt (see Financial Condition section)

Capital Resources

Total shareholders' equity increased $2,115 to $70,287 at June 30, 2000 as compared to December 31, 1999.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital consists of shareholders' equity adjusted for AFS adjustment, while Tier 1 consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation will constitute Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for credit losses. At June 30, 2000, Tier 1 capital to total average assets was 6.73%. Tier 1 capital to risk-adjusted assets was 10.04%. Total capital to risk-adjusted assets was 11.16 All three ratios substantially exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $.33 per share in the first six months of 2000 and $.32 per share for the same period in 1999.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 72.13% of total earning assets for the six months ended June 30, 2000 compared to approximately 73.39% for the comparable period ended June 30,1999.

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

Interest Rate Risk

At June 30, 2000, the Company held approximately $429,009 in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons. Core deposits are distributed or spread among the various re-pricing categories based upon historical patterns of re-pricing, which are reviewed periodically by management. The assumptions regarding these re-pricing characteristics greatly influence

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

conclusions regarding interest sensitivity. Management believes its assumptions regarding these liabilities are reasonable.

Effective asset/liability management requires the maintenance of a proper ratio between maturing or repriceable interest-earning assets and interest-bearing liabilities. It is the policy of the Company that the cumulative GAP divided by total assets shall be plus or minus 20% at the 3-month, 6-month, and 1-year time horizons.

The Company continues to strive to increase its amount of variable rate assets in what is generally perceived to be a period of rising interest rates. While interest rates have trended upward since July 1999, the increases have been relatively mild and have allowed the company the opportunity to react to the higher rates. Management believes that the company is well positioned in the current rate environment and does not foresee its earnings materially impacted in 2000 regardless of the direction interest rates may take.

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

                             INDIANA UNITED BANCORP
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
               (Dollar amounts in thousands except per share data)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Corporation encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2000 from the analysis and disclosures provided in the Corporation's Form 10-K for the year ended December 31, 1999. The table below reflects the changes from December 31, 1999 as the result of the Capstone acquisition.

Table 8 Principal Cash Flows REVISED
                                                                                             There                 Fair
December 31                                2000       2001      2002      2003      2004     after      Total     Value
Assets
   Investment securities
      Fixed rate                            21,823     42,952    26,865    31,060   48,512     93,493   264,705    256,959
         Average interest rate               5.21%      5.50%     5.51%     5.65%    5.68%      6.33%     5.82%
      Variable rate                          4,390      1,490         -        16        -     27,850    33,746     33,319
         Average interest rate               5.03%      6.35%     0.00%     7.00%    0.00%      6.53%     6.33%

   Loans
      Fixed rate                            43,441     23,046    28,191    39,093   21,311    185,498   340,580    334,907
         Average interest rate               8.56%      9.02%     8.73%     8.19%    8.08%      7.72%     8.07%
      Variable rate                         78,044      5,420     3,333     4,152    5,910    281,137   377,996    375,765
         Average interest rate               9.09%      9.01%     8.97%     8.52%    8.34%      7.94%     8.22%


Liabilities
   Deposits
      NOW, money market and
         savings deposits
            Variable rate                  357,526                                                      357,526    357,526
               Average interest rate         2.88%                                                        2.88%

      Certificates of deposit
            Fixed rate                     318,199    100,648    29,145    10,705    8,710        556   467,964    473,576
               Average interest rate         4.99%      5.35%     5.76%     5.74%    5.38%      4.60%     5.12%
            Variable rate                   11,433      6,054     1,054       276      409         45    19,271     19,271
               Average interest rate         5.14%      5.01%     5.48%     4.95%    4.84%      4.69%     5.11%

   Borrowings
      Fixed rate                            12,926          -         -         -        -          -    12,926     12,926
         Average interest rate               5.38%          -         -         -        -          -     5.46%
      Variable rate                         27,138          -         -         -        -          -    27,138     27,138
         Average interest rate               4.73%          -         -         -        -          -     4.73%

   Federal Home Loan Bank advances
      Fixed rate                                                  2,210              2,000        374     4,584      4,346
         Average interest rate                                    5.52%              5.74%      6.20%     5.35%
      Variable rate                          9,900          -    10,000         -        -          -    19,900     19,900
         Average interest rate               5.34%          -     5.35%         -        -          -     5.35%

    Notes payable
      Variable rate                          6,885          -         -         -        -          -     6,885      6,885
         Average interest rate               7.10%          -         -         -        -          -     7.10%

   Trust Preferred Securities
      Fixed rate                                                                               22,425    22,425     18,781
         Average interest rate                                                                  8.75%     8.75%

INDIANA UNITED BANCORP

FORM 10-Q

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

          The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

          27: Financial Data Schedule (electronic filing only)

b)  Reports on Form 8-K

A report filed on Form 8-K dated May 1,2000 announced the consummation of the merger of First Affiliated and Indiana United Bancorp.

No other information is required to be filed under Part II of this form.

INDIANA UNITED BANCORP

FORM 10-Q

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INDIANA UNITED BANCORP


                           August 21, 2000

                           /s/ James L. Saner, Sr.
                           -----------------------------------
                           James L. Saner Sr
                           President and Chief Executive Officer

                           August 21, 2000

                             /s/ Donald A. Benziger
                           -----------------------------------
                           Donald A. Benziger
                           Senior Vice President & Chief Financial Officer