Form 10-Q
period 2000-09-30
INDIANA UNITED BANCORP
filed 2000-11-14
CIK 720002

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED SEPTEMBER 30, 2000

                         COMMISSION FILE NUMBER 0-12422

                             INDIANA UNITED BANCORP
                             ----------------------
             (Exact name of registrant as specified in its charter)

         INDIANA                                         35-1562245
         -------                                         ----------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                      Identification No.)

   201 NORTH BROADWAY                 GREENSBURG, INDIANA    47240
   -----------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)

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

     As of November 14, 2000 there were outstanding 5,873,900 shares, without par value of the registrant.

                             INDIANA UNITED BANCORP

                                    FORM 10-Q

                                      INDEX


------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION                                            Page

Item 1.  Financial Statements

Consolidated Condensed Balance Sheets                                      3

Consolidated Condensed Statements of Income                                4

Consolidated Condensed Statements of Cash Flows                            5

Notes to Consolidated Condensed Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial                 10
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        19

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  20

Signatures                                                                 21

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      CONSOLIDATED CONDENSED BALANCE SHEETS
             (Dollars in thousands except share and per share data)

                                                            (Unaudited)
                                                           September 30,   December 31,
                                                                2000           1999
                                                             -----------    -----------
Assets
  Cash and due from banks                                   $    31,770    $    41,449
  Interest-bearing demand deposits                                   33             30
  Money market fund                                                 839             --
  Federal funds sold                                             12,860            400
                                                            -----------    -----------
    Cash and cash equivalents                                    45,502         41,879
  Interest bearing time deposits                                    891          2,119
  Securities
    Available for sale                                          266,977        272,643
    Held to maturity                                             13,155         17,788
  Federal Home Loan Bank & Federal Reserve Bank Stock             3,214          2,357
  Loans held for sale                                             3,020          7,881
  Loans                                                         783,136        710,695
  Less: Allowance for loan losses                                (8,595)        (7,718)
                                                            -----------    -----------
    Net loans                                                   774,541        702,977
  Premises and equipment (net)                                   17,759         17,340
  Intangible assets                                              24,217         24,135
  Other assets                                                   25,344         21,132
                                                            -----------    -----------
    Total assets                                            $ 1,174,620    $ 1,110,251
                                                            -----------    -----------

Liabilities
  Deposits                                                  $ 1,025,280    $   940,905
  Short-term borrowings                                          13,124         40,064
  Federal Home Loan Bank advances                                22,480         24,484
  Notes Payable                                                   6,542          6,885
  Other liabilities                                              11,497          7,316
                                                            -----------    -----------
    Total liabilities                                         1,078,923      1,019,654
                                                            -----------    -----------

Guaranteed preferred beneficial interests in
  company's subordinated debentures                              22,425         22,425

Shareholders' equity Common stock $.50 stated value:
  Authorized--10,000,000 shares, Issued and
     outstanding, 5,873,900 and 5,857,655 shares                  2,937          2,928
  Paid-in capital                                                25,554         25,563
  Retained Earnings                                              48,878         44,775
  Accumulated other comprehensive income                         (4,097)        (5,094)
                                                            -----------    -----------
    Total shareholders' equity                                   73,272         68,172
                                                            -----------    -----------
     Total liabilities and shareholders' equity             $ 1,174,620    $ 1,110,251
                                                            ===========    ===========

See notes to consolidated condensed financial statements

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                        Three months ended           Nine months ended
                                           September 30                 September 30
                                        2000          1999          2000           1999
                                        ----          ----          ----           ----
Interest income:
  Loans, including fees              $ 17,260      $ 14,321      $ 49,300       $ 40,640
  Investment securities                 4,310         4,622        13,091         12,922
  Other interest earning assets           226            87           462          1,110
                                     --------      --------      --------       --------
    Total interest income              21,796        19,030        62,853         54,672
Interest expense:
  Deposits                             10,554         8,553        29,512         25,441
  Trust preferred securities              470           501         1,472          1,503
  Other borrowings                        997           573         2,576          1,493
                                     --------      --------      --------       --------
    Total interest expense             12,021         9,627        33,560         28,437
                                     --------      --------      --------       --------
Net interest income                     9,775         9,403        29,293         26,235
  Provision for loan losses               410           387         1,158          1,104
                                     --------      --------      --------       --------
Net interest income after
  Provision for loan losses             9,365         9,016        28,135         25,131
Non-interest income:
  Securities gains (losses)              --               5           (36)            (8)
  Other operating income                2,399         1,639         6,510          5,340
                                     --------      --------      --------       --------
    Total non-interest income           2,399         1,644         6,474          5,332
Non-interest expense                    8,079         8,027        24,317         21,729
                                     --------      --------      --------       --------
Income before income tax                3,685         2,633        10,292          8,734
  Income tax expense                    1,212           932         3,022          2,599
                                     --------      --------      --------       --------
Net income                           $  2,473      $  1,701      $  7,270       $  6,135
                                     ========      ========      ========       ========

Comprehensive income (loss)          $  3,967      $  1,312      $  8,267       $  1,376
                                     ========      ========      ========       ========

Net income per share (basic)         $   0.42      $   0.29      $   1.24       $   1.06
Net income per share (diluted)       $   0.42      $   0.29      $   1.24       $   1.05
Cash dividends declared              $  0.165      $  0.160      $   0.49       $   0.48

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
             (Dollars in thousands except share and per share data)

                                                                   Nine months ended
                                                                      September 30
                                                                -----------------------
                                                                   2000          1999
                                                                ----------    ---------
Cash flows from operating activities:
  Net income                                                    $   7,270     $   6,135
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                        1,158         1,104
   Depreciation and amortization                                    1,325         1,403
   Amortization of intangibles                                      1,376         1,223
   Investment securities losses                                        36             8
   Change in loans held-for-sale                                    1,861         6,507
   Change in other assets and liabilities                            (277)          813
                                                                ---------     ---------
       Net cash provided by operating activities                   12,749        17,193
                                                                ---------     ---------

Cash flows from investing activities:
   Change in interest bearing time deposits                         1,228           513
   Purchases of securities held-to-maturity                            --        (3,533)
   Proceeds from maturities and paydowns
     of securities held-to-maturity                                 4,646         4,759
   Purchases of securities available for sale and restricted
     Stock                                                        (26,747)     (134,094)
   Proceeds from maturities and paydowns
     Of securities available for sale                              32,488        45,651
   Proceeds from sales of securities available                         --        10,697
   Net change in loans                                            (69,700)      (66,680)
   Purchases of premises and equipment                             (1,489)       (3,236)
   Cash received from branch acquisitions                          42,037        92,535
                                                                ---------     ---------
        Net cash (used) by investing activities                   (17,537)      (53,388)
                                                                ---------     ---------

Cash flows from financing activities:
   Net change in deposits                                          40,851        (8,633)
   Short-term borrowings and FHLB advances                        (28,944)       10,443
   Stock issuance (redemption), net                                    --           (40)
   Proceeds of long term debt                                          --         8,000
   Pay-down of long-term debt                                        (343)       (1,300)
   Cash dividends                                                  (3,153)       (3,087)
                                                                ---------     ---------
        Net cash provided (used) by financing activities            8,411         5,383
                                                                ---------     ---------
Net decrease in cash and cash equivalents                           3,623       (30,812)
Cash and cash equivalents, beginning of period                     41,879        62,884
                                                                ---------     ---------
Cash and cash equivalents, end of period                        $  45,502     $  32,072
                                                                =========     =========

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL
         STATEMENTS (Dollar amounts in thousands except per share data)


NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by Indiana United Bancorp ("Company"), its wholly owned bank subsidiaries, Union Bank and Trust Company of Indiana ("Union Bank"), Regional Federal Savings Bank ("Regional Bank") People's Trust Company ("People's") ,and their subsidiaries, and its subsidiaries IUB Capital Trust and IUB Illinois Holding Company and its subsidiary, Capstone Bank ("Capstone") , for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. Company results reported herein include the financial position and results of operations of the Company combined with the financial position and results of operations of Capstone as if the merger had occurred on January 1, 1999 under the pooling of interests method. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature.

NOTE 2 BRANCH ACQUISITIONS

During the first quarter of 1999, the Company purchased four branches within target market areas. These branch acquisitions were accounted for using the purchase method of accounting. Total fair value of assets acquired and liabilities assumed was $104,700 including deposits of $104,100. The results of operations of the branches have been included since their acquisition dates. Intangible assets of $11,400 were recorded and are being amortized over estimated useful lives using the straight-line method. The Company opened two new branches "de novo" in late April 1999. These branches are located in Chesterfield and Anderson, Indiana.

On September 11, 2000 the Company purchased two branch facilities and $43,500 in deposits from Harrington Bank, Richmond, Indiana. The branches are located in Marion County and were integrated into Union Bank. The premium paid for the deposits resulted in $1,458 in intangible assets for Union Bank.


NOTE 3 BUSINESS COMBINATIONS

Effective April 1, 1999, the Company acquired the property and casualty insurance business lines of The Anderson Group of Owensboro, Kentucky ("The Anderson Group"). The property and casualty insurance business lines of The Anderson Group were integrated into a newly formed subsidiary, The Insurance Group, Inc., ("The Insurance Group"). The acquisition was recorded under the purchase method of accounting. In this transaction, the Company issued 80,913 shares of its common stock to The Anderson Group shareholders. Subsequently, the Company caused The Insurance Group to become a wholly owned subsidiary of Union Bank and Trust by transferring its ownership in The Insurance Group to that bank subsidiary. The general lines insurance business previously conducted by Union Bank and Trust in Greensburg and Portland, Indiana is now conducted through The Insurance Group subsidiary.

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

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL
         STATEMENTS (Dollar amounts in thousands except per share data)

                                      Four Months         Three Months       Nine Months
                                         Ended                Ended             Ended
                                        April 30           September 30       September 30
                                          2000                 1999              1999
-------------------------------------------------------------------------------------------
Net interest income
    Indiana United Bancorp                   $11,131              $8,189           $22,644
    First Affiliated Bancorp                   1,570               1,214             3,591
-------------------------------------------------------------------------------------------
        Combined                             $12,701              $9,403           $26,235
-------------------------------------------------------------------------------------------
Net income
    Indiana United Bancorp                    $2,492              $1,850            $5,152
    First Affiliated Bancorp                     424               (149)               983
-------------------------------------------------------------------------------------------
        Combined                              $2,916              $1,701            $6,135
-------------------------------------------------------------------------------------------
Basic earnings per share
    Indiana United Bancorp                      $.51                $.38             $1.07
    First Affiliated Bancorp                     n/a                 n/a               n/a
-------------------------------------------------------------------------------------------
        Combined                                $.50                $.29             $1.06
-------------------------------------------------------------------------------------------
Diluted earnings per share
    Indiana United Bancorp                      $.51                $.38             $1.07
    First Affiliated Bancorp                     n/a                 n/a               n/a
-------------------------------------------------------------------------------------------
        Combined                                $.50                $.29             $1.05
-------------------------------------------------------------------------------------------

NOTE 4 SECURITIES                                     September 30,2000                 December 31,1999
                                                  Amortized            Fair        Amortized            Fair
Available for sale                                     Cost           Value             Cost           Value
                                            ----------------------------------------------------------------
 Federal agencies                                  $159,921        $156,534         $163,990       $ 159,822
 State and municipal                                 32,814          31,748           35,167          33,821
 Corporate and other securities                      31,914          28,384           26,192          24,611
 Mortgage-backed securities                          49,351          50,311           55,314          54,389
                                                   --------        --------         --------        --------
     Totals                                        $274,000        $266,977         $280,663        $272,643
                                                   ========        ========         ========        ========

Held to maturity
 State and municipal                                $12,077         $11,956          $16,753         $16,556
 Corporate and other securities                       1,078           1,173            1,035           1,076
                                                   --------        --------         --------        --------
     Totals                                         $13,155         $13,129          $17,788         $17,623
                                                   ========        ========         ========        ========

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL
         STATEMENTS (Dollar amounts in thousands except per share data)


NOTE 5 LOANS                                                                September 30,           December 31,
                                                                                 2000                   1999
                                                                       -------------------------------------------
Commercial and industrial loans                                                   $73,833                $58,071
Agricultural production financing                                                  23,665                 22,107
Farm real estate                                                                   49,504                 47,483
Commercial real estate mortgage                                                   112,746                103,318
Residential real estate mortgage                                                  372,012                331,811
Construction and development                                                       56,900                 50,721
Consumer                                                                           85,349                 87,284
State and political                                                                 9,127                  9,900
                                                                                  --------              --------
     Total loans                                                                  $783,136              $710,695
                                                                                  ========              ========

Non-performing loans                                                            2000                 1999
                                                                                ----                 ----
   Non-accrual loans                                                                $3,606                $5,004
   Accruing loans contractually past due 90 days
     or more as to principal or interest payments                                      379                   892
                                                                                  --------              --------
     Total non-performing loans                                                     $3,985                $5,896
                                                                                  ========              ========

Allowance for loan losses:                                                      2000                 1999
                                                                                ----                 ----
Balances January 1                                                                  $7,718                $6,600
  Provision for losses                                                               1,158                 1,104
  Recoveries on loans                                                                  403                   391
  Loans charged off                                                                  (684)                 (704)
                                                                                  --------              --------
Balance, September 30,                                                              $8,595                $7,391
                                                                                  ========              ========

NOTE 6 DEPOSITS                                                               September 30           December 31
                                                                                      2000                  1999
                                                                                      ----                  ----
  Non-interest-bearing demand                                                      $91,728               $96,144
  Interest-bearing demand                                                          228,030               226,392
  Savings                                                                          135,554               131,134
  Certificates and other time deposits $100,000 or more                            129,104               107,487
  Other certificates and time deposits                                             440,864               379,748
                                                                                ----------             ---------
     Total deposits                                                             $1,025,280              $940,905
                                                                                ==========             =========

NOTE 7 SHORT-TERM BORROWINGS                                                  September 30           December 31
                                                                                      2000                  1999
                                                                                      ----                  ----
   Federal funds purchased                                                           $  --              $ 13,200
   Securities sold under repurchase agreements                                      13,124                25,487
   U.S. Treasury demand notes                                                           --                 1,377
                                                                                  --------              --------
     Total short-term borrowings                                                   $13,124              $ 40,064
                                                                                ==========             =========

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL
         STATEMENTS (Dollar amounts in thousands except per share data)

NOTE 8 EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:
For three months ended

                                         September 30                             September 30
                                             2000                                     1999
                                             ----                                     ----
                                           Weighted         Per                     Weighted        Per
Basic earnings per              Net         Average        Share         Net         Average       Share
  share:                       Income       Shares         Amount       Income       Shares        Amount
                               ------       ------         ------       ------       ------        ------
Income available
  to common
  shareholders                 $2,473        5,873,900         $0.42      $1,701      5,860,378         $.29
Effect of dilutive
  shares                                             -                                   17,278
                                             ---------                            --------------
Diluted earnings per share:    $2,473        5,873,900         $0.42      $1,701      5,877,656         $.29
                               ======        =========         =====      ======      =========         ====


For nine months ended
Basic earnings per share
 Income available
  To common
  shareholders                 $7,270        5,866,277         $1.24      $6,135      5,812,192        $1.06
Effect of dilutive
  securities                                     7,623                                   17,278
                                             ---------                            --------------
Diluted earnings per share:    $7,270        5,873,900         $1.24      $6,135      5,829,470        $1.05
                               ======        =========         =====      ======      =========         ====

NOTE 9 NEW ACCOUNTING PRONOUNCEMENTS

Beginning January 1, 2001 a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this pronouncement is not expected to have a material effect on the Corporation's financial results, but the effect will depend on derivative holdings when this standard is adopted.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Forward-Looking Statements

In addition to historical information, this Form 10-Q quarterly report includes certain forward-looking statements based upon management expectations. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in or adoption of accounting standards; and changes in the quality or composition of the Company's loan and investment portfolios.

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

Business Strategy

The Company holds first or second market share positions as measured by total deposits in several of the markets it serves and intends to pursue growth strategies that result in meaningful market share positions in other rural or suburban communities. The Company has sought to identify potential acquisitions in markets that offer prospects of benefiting from its community banking philosophy and could result in meaningful market share. Many larger mid-west banking companies have had an accelerated program of branch divestitures in communities that are compatible with the Company's growth strategies. The Company has bid competitively in order to expand its presence in these targeted markets.

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

Effective April 1, 1999, the Company acquired the property and casualty insurance business lines of The Anderson Group of Owensboro, Kentucky ("The Anderson Group"). The property and casualty insurance business lines of The Anderson Group were integrated into a newly formed subsidiary, The Insurance Group, Inc., (The Insurance Group"). The general lines insurance

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

business previously managed by Union Bank in Greensburg and Portland, Indiana is directed through The Insurance Group subsidiary as the Company expands its insurance offering capabilities. This expansion provided an increased book of business and additional management expertise and increased product line. With this base the Company anticipates additional insurance acquisitions throughout its marketing area.

On May 1, 2000 the Company consummated its acquisition of First Affiliated Bancorp of Watseka, Illinois and its wholly owned banking subsidiary, Capstone Bank N. A. The transaction was accounted for using the pooling-of-interests method of accounting. The Company issued 1,018,359 shares of its common stock to the shareholders of First Affiliated Bancorp. The conversion rate was 4.4167 shares of Company stock for each outstanding share of First Affiliated. Company results reported herein include the financial position and results of operations of the Company combined with the financial position and results of operations of Capstone as if the merger had occurred on January 1, 1999.


On September 11, 2000 the Company purchased two branch facilities and $43,500 in deposits from Harrington Bank, Richmond, Indiana. The branches are located in Marion County and were integrated into Union Bank. The premium paid for the deposits resulted in $1,458 in intangible assets for Union Bank.

Management realized that if the Company was successful in increasing assets significantly through branch and bank acquisitions, the regulatory capital of the Company would have been below levels acceptable to management and regulatory authorities. In preparation for significant growth, the Company issued $22,425 of cumulative Trust Preferred Securities in December 1997. These securities are used to meet regulatory capital requirements within prescribed limits. The Company utilized a portion of the net proceeds received to retire its long-term debt and employed the remaining funds to finance growth which included branch acquisitions, the establishment of de novo branches and various other corporate purposes. Management believes its growth strategies will lead to increased opportunities and profitability and are in the best interests of shareholders in the long-term.

Results of Operations

Earnings for the third quarter of 2000 increased 45.4% to $2,473 as compared to the same quarter of 1999. Earnings for the first nine months of 2000 increased 18.5% to $7,270 as compared to the same period in 1999. Net interest income and non-interest income both increased while non-interest expense remained relatively flat for comparable periods disclosed. Per share earnings (diluted) for the third quarter equaled $.42 in 2000, compared to $.29 in 1999. Per share earnings (diluted) for the first nine months of 2000 and 1999 were $1.24 and $1.05 respectively.

The Company's return on average total assets for the third quarter was .86% in 2000 compared to .64% in 1999. Year-to-date return on average assets was .86% and .75% for 2000 and 1999. Year-to-date return on average shareholders' equity was 14.19% and 11.52% for 2000 and 1999.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Net Interest Income

The volume and yield of earning assets and the cost of interest-bearing liabilities influences net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Third quarter net interest income of $9,775 in 2000 increased 4.0% from $9,403 in 1999. The first nine months of net interest income increased by $3,058 or 11.7% over the same period in 1999. Net interest income, on a tax equivalent basis, reflected as a percentage of average earning assets (net interest margin) was 3.73% for the quarter ended September 30, 2000 and 3.66% for the comparable period in 1999. The comparable figures for the first nine months of 2000 and 1999 were 3.77% and 3.70% respectively.


Provision for Loan Losses

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Possible Loan Losses"

Non-interest Income

Third quarter non-interest income in 2000 exceeded the prior year by $755 or 45.9%. Non-interest income in the first nine months of 2000 exceeded the prior year period by $1,142 or 21.4%. The increase in non-interest income is due primarily to the continued growth of interest-bearing checking accounts, the standardization of certain deposit service charges across the company's affiliates, and the full year effect of The Insurance Group in 2000.

Non-Interest income                            Three months               Nine months
                                                   Ended                     Ended
                                                September 30               September 30
                                             2000          1999         2000         1999
                                             ----          ----         ----         ----
Trust fees                                    $ 97          $103         $341         $350
Insurance commissions                          380           251        1,130          702
Mortgage banking income                        280            44          614          807
Service charges on deposit accounts            958           858        2,581        2,393
Gain (loss) on sales of securities              -              5         (36)          (8)
Other income                                   684           383        1,844        1,088
                                            ------        ------       ------       ------
Total                                       $2,399        $1,644       $6,474       $5,332
                                            ======        ======       ======       ======

Non-interest expense

The largest component of non-interest expense is personnel expense. Personnel expenses increased in the first nine months of 2000 by $1,045 or 8.65% as compared to the prior year period. Normal staff salary adjustments and increased benefit costs were incurred in 2000

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


as well as the cost of staffing 6 new branches (4 purchased and 2 de novo) and the addition of The Insurance Group for the full year in 2000.

A ratio frequently used to measure the efficiency of a financial institution is computed by dividing non-interest expense by the total of tax-effected net interest income plus non-interest income excluding securities gains or losses. The lower the ratio, the more efficient the Company is in managing net interest margin, non-interest income and non-interest expense. The Company's efficiency ratios were 66.89% for the first nine months of 2000 compared to 65.67% for the same period in 1999.

Non Interest expense                     Three months ended              Nine months ended
                                             September 30                   September 30
                                             ------------                   ------------
                                         2000            1999          2000             1999
                                         ----            ----          ----             ----
Salaries and employee benefits          $4,299          $4,594        $13,129         $12,084
Net occupancy expense                      565             501          1,561           1,460
Equipment expense                          522             507          1,587           1,543
Merger expenses                             --              --            440              --
Data processing fees                       226             201            746             551
Deposit insurance                           49              46            145             138
Intangibles amortization                   462             499          1,379           1,268
Stationery, printing & supplies            257             258            684             702
Other expenses                           1,699           1,421          4,646           3,983
                                        ------          ------        -------         -------
Total                                   $8,079          $8,027        $24,317         $21,729
                                        ======          ======        =======         =======

Income Taxes

The effective tax rate for the first nine months was 29.36% for 2000 and 29.76% for 1999. The effective tax rate is less than the statutory rate due primarily to tax-exempt income and the combination of Capstone Bank which was an S-Corporation prior to merger. The Company and its subsidiaries will file consolidated income tax returns for 2000.

Financial Condition

Total assets at September 30, 2000 increased $64,369 since the end of 1999.

Average earning assets represented 93.43% of average total assets for the first nine months of 2000 compared to 92.69% for the same period of 1999. Average loans represented 77.50% of average deposits in the first nine months of 2000 and 72.20% for a comparable period in 1999. Management intends to continue its emphasis on loan growth throughout 2000 to increase these averages. Average loans as a percent of assets were 66.85% and 64.48% for the nine-month periods ended September 30, 2000 and 1999 respectively.

The increase in deposits of $84,375 from December 31, 1999 to September 30, 2000 is due primarily to the acquisition of the two branch facilities in September 2000 and more aggressive pricing to support current loan growth. As a result of the increase in deposits, both FHLB advances and short-term borrowings, primarily federal funds purchased and repurchase agreements, were reduced.

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

In February of 1999 the Company borrowed $8,000 from National City Bank at a floating rate based upon LIBOR. In July 1999, the Company reduced its debt by $1,300 in order to obtain a more favorable interest rate. Further reductions were made in June 2000 as part of the scheduled repayment plan.

Shareholders' equity was $73,272 on September 30, 2000 compared to $68,172 on December 31, 1999. Book value per common share increased to $12.47 or 7.13% from $11.64 at year-end 1999. The unrealized loss on securities available for sale, net of taxes, totaled $4,097 or $.70 per share at September 30, 2000 compared to an unrealized loss of $5,094 or $.87 per share at December 31, 1999. Excluding the net unrealized gains and losses on securities available for sale, book value per share would be $13.17 at September 30, 2000 or an increase of 5.28% over the comparable book value at year-end 1999.


Loans, Credit Risk and the Allowance and Provision for Possible Loan Losses

Loans remain the Company's largest concentration of assets and, by their nature, carry a higher degree of risk. The loan underwriting standards observed by the Company's subsidiaries are viewed by management as a means of controlling problem loans and the resulting charge offs.

The Company's conservative loan underwriting standards have historically resulted in higher loan quality and lower levels of net charge-offs than peer bank averages. The Company also believes credit risks may be elevated if undue concentrations of loans are made in specific industry segments and to out of area borrowers. Accordingly, the Company's Board of Directors regularly monitors such concentrations to determine compliance with its loan allocation policy. The Company believes it has no undue concentrations of loans.

Total loans increased $72,441 or 10.19% since December 31, 1999 spread across the variety of loans in which the Company participates. The greatest increase is in the residential mortgage

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


loan portfolio as more mortgage loan originations are placed in the Company's portfolio to deploy the deposits gained.

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 47.50% of total loans at September 30, 2000 and 46.69% at December 31, 1999.

Commercial and industrial loans increased 27.14% while construction and development loans increased 12.18% from year-end 1999 to September 30, 2000.

On September 30, 2000, the Company had $3,020 of residential real estate loans held for sale. Prior to the merger with People's, the Company traditionally made loans only for its own portfolio and did not follow the practice of many other financial institutions of originating loans for sale in the secondary market. People's had engaged in mortgage banking activities for a period of time. This practice has now been implemented at all affiliates. Loans held for sale are carried at the lower of cost or fair value and are generally sold with servicing rights retained.

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

The provision for loan losses was $1,158 in the first nine months of 2000 compared to $1,104 for the same period in 1999. Net charge-offs were $281 for the first nine months of 2000 compared to $313 for the comparable period in 1999. On an annualized basis as a percentage of average loans, net charge-offs equaled .05% and .06% respectively for the nine-month period ended September 30, 2000 and 1999. In prior years, the Company outperformed its peer group's net charge-off average and that trend is expected to continue in 2000. Management is not aware of any trend that is likely to cause the level of net charge-offs in 2000 to materially exceed the level of charge-offs experienced in 1999.

Foreclosed real estate held by the Company at September 30, 2000 was $255 and $339 at December 31, 1999.

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

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and the amount and composition of growth expectations. The allowance for loan losses as of September 30, 2000 is considered adequate by management.

Investment Securities

Investment securities offer flexibility in the Company's management of interest rate risk, and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company's investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments. During the third quarter of 2000, both Union Bank and People's Trust formed investment subsidiaries. These subsidiaries now hold a large portion of both Union's and People's investment portfolios. They were formed with the intent to enhance the organization's tax position.

As of September 30, 2000, $266,977 of investment securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. An unrealized pre-tax loss of $7,023 was recorded to adjust the AFS portfolio to current market value at September 30, 2000, compared to an unrealized pre-tax loss of $8,020 at December 31, 1999.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreement to repurchase ("repurchase agreements") and shareholders' equity to fund earning assets. FHLB advances and federal funds purchased are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Total average deposits funded 92.33% and 92.80% of total average earning assets at September 30, 2000 and December 31,1999. Average interest-bearing deposits were 90.39% and 90.29% of average total deposits for the periods ending September 30, 2000 and December 31, 1999, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

Short-term borrowings and FHLB advances decreased $28,944 or 44.84% from year-end 1999 primarily due to the increase in deposits during the quarter.

Capital Resources

Total shareholders' equity increased $5,100 to $73,272 at September 30, 2000 as compared to December 31, 1999.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital consists of shareholders' equity adjusted for AFS adjustment, while Tier 1 consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation will constitute Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for credit losses. At September 30, 2000, Tier 1 capital to total average assets was 6.49%. Tier 1 capital to risk-adjusted assets was 9.72%. Total capital to risk-adjusted assets was 10.87%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $.49 per share in the first nine months of 2000 compared to $.48 per share for the same period in 1999.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with relatively stable and low-cost funds generated within local markets.

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

Interest Rate Risk

At September 30, 2000, the Company held approximately $506,632 in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons. Core deposits are distributed or spread among the various re-pricing categories based upon historical patterns of re-pricing, which are reviewed periodically by management. The assumptions regarding these re-pricing characteristics greatly influence conclusions regarding interest sensitivity. Management believes its assumptions regarding these liabilities are reasonable.

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

                             INDIANA UNITED BANCORP
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
               (Dollar amounts in thousands except per share data)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Corporation encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2000 from the analysis and disclosures provided in the Corporation's Form 10-Q for the period ended June 30, 2000.

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

                           INDIANA UNITED BANCORP


                           November 14, 2000


                           /s/ James L. Saner, Sr.
                           -----------------------------------
                           James L. Saner, Sr.
                           President and Chief Executive Officer


                           November 14, 2000


                           /s/ Donald A. Benziger
                           -----------------------------------
                           Donald A. Benziger
                           Senior Vice President & Chief Financial Officer