Form 10-K
period 2000-12-31
INDIANA UNITED BANCORP
filed 2001-03-30
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

   For the fiscal year ended December 31, 2000 Commission file number 0-12422

                             INDIANA UNITED BANCORP

             (Exact name of registrant as specified in its charter)

           Indiana                                    35-1562245
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $101,370,852 as of March 20, 2001.

As of March 20, 2001, there were outstanding 6,167,048 common shares, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                    Part of Form 10-K
 Documents                                       Into Which Incorporated
 ---------                                       -----------------------
2000 Annual Report to Shareholders               Part II (Items 5 through 8)
Definitive Proxy Statement for Annual
Meeting of Shareholders to be held
May 23, 2001                                     Part III (Items 10
                                                 through 13)

EXHIBIT INDEX:  Page 9

FORM 10-K TABLE OF CONTENTS
----------------------------------------------------------------------------
Part I                                                                  Page

Item  1     Business                                                     3

Item  2     Properties                                                   9

Item  3     Legal Proceedings                                            9

Item  4     Submission of Matters to a Vote of Security Holders          9

Part II

Item  5     Market For the Registrant's Common Equity and Related
                Stockholder Matters                                      9

Item  6     Selected Financial Data                                      9

Item  7     Management's Discussion and Analysis of Financial
                Condition and Results Of Operations                      9

Item  7A   Quantitative and Qualitative Disclosures About Market Risk    9

Item  8      Financial Statements and Supplementary Data                 9

Item  9      Disagreements on Accounting and Financial Disclosure        9

Part III

Item 10     Directors and Executive Officers of the Registrant       See below

Item 11     Executive Compensation                                   See below

Item 12     Security Ownership of Certain Beneficial Owners and
               Management                                            See below

Item 13     Certain Relationships and Related Transactions           See below

Part IV

Item 14     Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                           See below

Pursuant to General Instruction G, the information called for by Items 10-13 is omitted by Indiana United Bancorp since Indiana United Bancorp will file with the Commission a definitive proxy statement to shareholders pursuant to regulation 14A not later than 120 days after the close of the fiscal year containing the information required by Items 10-13.

                                     PART I

ITEM 1.  BUSINESS
-----------------
(Dollars in thousands except per share data)

GENERAL

Indiana United Bancorp ("Company") was initially formed in Owensboro, Kentucky, in 1982 as First Commonwealth Bancorp. The Company reincorporated under the laws of the State of Indiana under its present name in 1983, and relocated to Greensburg, Indiana, in anticipation of acquiring Union Bank and Trust Company of Greensburg. In 1987, Peoples Bank in Portland, Indiana was acquired and as of December 31, 1991, Regional Federal Savings Bank, New Albany, Indiana ("Regional Bank") was acquired (which effective January 31, 2001 was converted to an Indiana commercial bank). Effective July 1, 1994, the Company merged Union Bank and Trust Company of Greensburg into Peoples Bank, Portland, and renamed the combined bank, Union Bank and Trust Company of Indiana ("Union Bank").

On April 30, 1998, the Company completed a merger of equals with P.T.C. Bancorp, Brookville, Indiana. People's Trust Company, ("People's Trust") the wholly owned subsidiary of P.T.C. Bancorp, had more than $300,000 in assets. This transaction was regarded by both companies as a merger of equals and was accounted for as a "pooling of interests" for accounting and financial reporting purposes.

Effective April 1, 1999, the Company acquired the property and casualty insurance business lines of Andy Anderson Insurance Agency, Inc. d/b/a The Anderson Group, Owensboro, Kentucky ("The Anderson Group"). The results of operations have been included in these financial statements since the acquisition date under the purchase method of accounting. The acquisition was effected by the purchase of net assets and expertise and The Anderson Group was integrated into a newly formed subsidiary of the Company, The Insurance Group, Inc. ("The Insurance Group"). The Company issued 84,959 shares of its common stock to The Anderson Group shareholders, valued at $1,364. Assets totaled $2,180 (including cash of $250) and liabilities assumed of $780. Assets acquired include goodwill of $1,628, which is being amortized over 15 years under the straight-line method. Under the agreement, the acquirees will obtain additional shares of company stock as defined in the agreement if certain financial targets are attained during the measurement period, which ends March 31, 2002.

Subsequently, the Company caused The Insurance Group to become a wholly owned subsidiary of Union Bank by transferring its ownership in The Insurance Group to that bank subsidiary. The general lines insurance business previously conducted by Union Bank in Greensburg and Portland, Indiana is now conducted through The Insurance Group subsidiary.

In February 2000, the Company formed a subsidiary of the holding company called IUB Reinsurance Company, Ltd. This subsidiary is incorporated in Turks and Caicos and is a credit life insurance company.

On May 1, 2000 the Company consummated its acquisition of First Affiliated Bancorp of Watseka, Illinois and its wholly owned banking subsidiary, Capstone Bank N. A. The transaction was accounted for using the pooling-of-interests method of accounting. The Company issued 1,069,277 shares of its common stock to the shareholders of First Affiliated Bancorp (adjusted for the stock dividend). This includes shares issued to redeem First Affiliated Bancorp stock options. The conversion rate was 4.4167 shares of Company stock for each outstanding share of First Affiliated at the effective date of the merger. Merger and related costs were charged against net income during 2000. The financial information contained herein includes First Affiliated Bancorp for all periods presented.

In September 2000, the company purchased two branches in Marion County. These two facilities were integrated into Union Bank and resulted in the purchase of over $40,000 in deposits.

Also in September 2000, the Company formed two investment subsidiaries, People's Investment Company, Ltd. and Union Investment Company, Ltd. Incorporated in Bermuda, these subsidiaries now hold a large portion of both Union Bank's and People's Trust's investment portfolios.

The Company operates 47 offices in Indiana and Illinois. As of December 31, 2000, the Company had consolidated assets of $1,216,936, consolidated deposits of $1,053,570 and shareholders' equity of $78,005.

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

Residential real estate lending has been the largest component of the loan portfolio for many years. All affiliate banks have generated residential mortgages for their own portfolios. In addition, People's Trust has been originating residential mortgages for sale into the secondary market since 1990 and has extended its expertise to the other affiliates so that in 2000 all affiliates originated for the secondary market as well as continued to grow their internal portfolios. At December 31, 2000, the Company was servicing a $201,056 portfolio, which increased from $181,150 and $150,523 at year-end 1999 and 1998. By originating loans for sale in the secondary market, the Company can more fully satisfy customer demand for fixed rate residential mortgages and increase fee income.

The principal source of revenues for the Company is interest and fees on loans, which accounted for 70.2% of total revenues in 2000, 67.9% in 1999 and 71.8% in 1998.

The Company's investment securities portfolio is primarily comprised of U. S. Treasuries, federal agencies, state and municipal bonds, mortgage-backed securities and corporate securities. The Company has classified 95.7% of its investment portfolio as available for sale, with market value changes reported separately in shareholders' equity. Funds invested in the investment portfolio generally represent funds not immediately required to meet loan demand. The Company's investment portfolio accounted for 18.5% of total revenues in 2000, 21.1% in 1999 and 15.3% in 1998. As of December 31, 2000, the Company had not identified any securities as being "high risk" as defined by the FFIEC Supervisory Policy Statement on Securities Activities.

The primary sources of funds for the Banks are deposits generated in local market areas. To attract and retain stable depositors, the Banks market various programs for demand, savings and time deposit accounts. These programs include interest and non-interest bearing demand and individual retirement accounts. The Company also purchased four branch facilities and their deposits in the first quarter of 1999 from a large regional competitor. In all, more than $104,000 in deposits were acquired, together with approximately $2,000 in consumer and small business loans. Union Bank purchased two former branch facilities and opened them "de novo" in April 1999 to expand its market.

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

EMPLOYEES

As of December 31, 2000, the Company and its subsidiaries had approximately 481 full-time equivalent employees to whom it provides a variety of benefits and with whom it enjoys excellent relations.

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


REGULATION AND SUPERVISION OF THE SUBSIDIARY BANKS

Union Bank and People's Trust are supervised, regulated and examined by the Indiana Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation ("FDIC"). Regional Bank was supervised, regulated and examined by the OTS. Effective January 31, 2001, Regional Bank became an Indiana commercial bank and is supervised, regulated and examined by the DFI and FDIC. Capstone Bank is supervised, regulated and examined by the Office of the Comptroller of the Currency. A cease-and-desist order may be issued against the banks, if the respective agency finds that the activities of the bank represent an unsafe and unsound banking practice or violation of law.

The deposits of Union Bank, People's Trust and Capstone are insured by the Bank Insurance Fund ("BIF") of the FDIC. The deposits of Regional Bank are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC has the authority to change premiums twice per year. In 2000, BIF and SAIF-insured institutions paid the same assessment rate.

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

The Deposit Insurance Funds Act was enacted in 1996 and contained several major provisions. The new law recapitalized the SAIF by a one-time assessment on all SAIF-insured deposits. For 1997 through 1999 the banking industry helped pay for the Financing Corp. ("FICO") bond interest payments at an assessment rate that was one-fifth the rate paid by thrifts. Beginning January 1, 2000, the FICO interest payments were paid pro-rata by banks and thrifts. Deposit shifting is prohibited for three years and the $2,000 annual minimum assessment was repealed.

The Federal Reserve Board approved interim procedures, effective March 11, 2000 for bank holding companies and foreign banks with U.S. offices to be treated as financial holding companies. Financial holding companies may engage in a broad range of securities, insurance and other financial activities under the Gramm-Leach-Bliley Act. Bank holding companies and foreign banks that meet the relevant qualifications may file elections to become financial holding companies at any time. IUB has chosen not to become a financial holding company and remains a bank holding company.

CAPITAL REQUIREMENTS

The Company and its subsidiary Banks must meet certain minimum capital requirements mandated by the FRB, FDIC and DFI. These regulatory agencies require BHCs and banks to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. The FRB requires BHCs to maintain a minimum Tier 1 leverage ratio of 3 percent capital to total assets; however, for all but the most highly rated institutions which do not anticipate significant growth, the minimum Tier 1 leverage ratio is 3 percent plus an additional cushion of 100 to 200 basis points. As of December 31, 2000, the Company's leverage ratio of capital to total assets was 6.5%. The FRB, OTS and FDIC each have approved the imposition of "risk-adjusted" capital ratios on BHCs and financial institutions. The Company's Tier 1 Capital to Risk-Weighted Assets Ratio was 9.7% and its Total Capital to Risk-Weighted Assets Ratio was 10.8% at December 31, 2000. The Company's Banks had capital to asset ratios and risk-adjusted capital ratios at December 31, 2000, in excess of the applicable regulatory minimum requirements.

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

STATISTICAL DISCLOSURES

The following statistical data should be read in conjunction with Management's Discussion and Analysis (Item 7), Selected Financial Data (Item 6) and the Financial Statements and Supplementary Data (Item 8)

VOLUME/RATE ANALYSIS OF CHANGES IN NET INTEREST INCOME

The table on page 8a analyzes the change in net interest income due to rate and volume. Changes due to both rate and volume have been allocated in proportion to the absolute dollar value of rate and volume changes. Volume of loans, securities and deposits primarily account for the increase in net interest income of 2000 over 1999 and 1999 over 1998.

AVERAGE DEPOSITS

The table on page 8b discloses the average deposits for the Company for 2000, 1999 and 1998 and the maturity schedule of the over $100,000 certificates of deposit at December 31,2000.

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES OF COMMERCIAL AND CONSTRUCTION LOANS AT DECEMBER 31, 2000

Maturities and sensitivity to changes in interest rates of commercial and construction loans at December 31, 2000 are disclosed in the table on page 8c.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The table on page 8d discloses the allocation of the allowance for loan losses to the major loan categories.

Volume/Rate Analysis of Changes in Net Interest Income
          (Tax Equivalent Basis)
---------------------------------------------------------------------------------------------------------------------------
                                                           2000 OVER 1999                         1999 OVER 1998
---------------------------------------------------------------------------------------------------------------------------
                                                    Volume       Rate        Total         Volume        Rate       Total
---------------------------------------------------------------------------------------------------------------------------
Interest income
     Loans                                         $ 9,625     $ 1,906     $ 11,531       $ 7,075     $ (1,722)    $ 5,353
     Securities                                       (178)       (117)        (295)        7,282         (479)      6,803
     Federal funds sold and money market funds        (687)        445         (242)         (635)        (362)       (997)
     Short-term investments                             (2)        (44)         (46)           41           (2)         39
---------------------------------------------------------------------------------------------------------------------------
             Total interest income                   8,758       2,190       10,948        13,763       (2,565)     11,198
---------------------------------------------------------------------------------------------------------------------------
Interest expense
     Interest-bearing demand                        $ (546)    $ 1,737        1,191       $ 1,757       $ (185)    $ 1,572
     Savings                                           874        (135)         739           947         (180)        767
     Certificates of deposit                         3,203       2,075        5,278         3,773       (1,717)      2,056
     Borrowings                                        870         299        1,169           884           (8)        876
     Trust preferred securities                          -          19           19             -          (20)        (20)
---------------------------------------------------------------------------------------------------------------------------
             Total interest expense                  4,401       3,995        8,396         7,361       (2,110)      5,251
---------------------------------------------------------------------------------------------------------------------------
Change in net interest income                      $ 4,357    $ (1,805)       2,552       $ 6,402       $ (455)      5,947
                                                   --------------------                   ---------------------
Change in tax equivalent adjustment                                            (720)                                   197
---------------------------------------------------------------------------------------------------------------------------
Change in net interest income before
        tax equivalent adjustment                                           $ 3,272                                $ 5,750
---------------------------------------------------------------------------------------------------------------------------

                                       8A

Average Deposits

------------------------------------------------------------------------------------------------------------------
                                                 2000                       1999                       1998
------------------------------------------------------------------------------------------------------------------
                                          Amount      Rate           Amount       Rate           Amount      Rate
------------------------------------------------------------------------------------------------------------------
Demand                                   $93,987                    $88,752                     $71,242
Interest Bearing Demand                  216,303      3.52%         231,633       2.77%         168,123      2.88%
Savings                                  146,102      2.64          112,839       2.76           78,333      2.99
Certificates of Deposit                  540,353      5.56          482,500       5.13          408,850      5.55
------------------------------------------------------------------------------------------------------------------
       Totals                           $996,745      4.16%        $915,724       3.74%        $726,548     4.11%
                                     ============               ===========                 ===========

As of December 31, 2000, certificates of deposit and other time deposits of $100 or more mature as follows:

                3 months or less    4-6 months     6-12 months    over 12 months    Total
                ----------------    ----------     -----------    --------------    -----
Amount              $54,211           $18,761        $24,101         $16,214       $113,287
Percent                  48%               17%            21%             14%

                                       8B

Maturities and Sensitivity to Changes in Interest Rates of Commercial and Construction Loans at December 31, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                               Due:    Within 1 Year   1 - 5 Years   Over 5 years     Total
----------------------------------------------------------------------------------------------------------------------------
Loan Type
      Commercial and industrial                                            $60,215       $17,774        $6,177       84,166
      Agricultural production financing and other loans to farmers          15,063         5,247           434       20,744
      Construction and development                                          41,058         6,332           740       48,130
----------------------------------------------------------------------------------------------------------------------------
          Totals                                                          $116,336       $29,353        $7,351     $153,040
----------------------------------------------------------------------------------------------------------------------------

          Percent                                                              76%           19%            5%         100%
----------------------------------------------------------------------------------------------------------------------------

Rate Sensitivity

     Fixed Rate                                                            $25,026       $21,290        $7,351      $53,667
     Variable Rate                                                          91,310         8,063             0       99,373
----------------------------------------------------------------------------------------------------------------------------
          Totals                                                          $116,336       $29,353        $7,351     $153,040
----------------------------------------------------------------------------------------------------------------------------

                                       8C

Allocation of the Allowance for Loan Losses

                                   2000               1999                1998                1997               1996
---------------------------------------------------------------------------------------------------------------------------
                                     Percent            Percent             Percent             Percent            Percent
                                     of loans           of loans            of loans            of loans           of loans
                                     to total           to total            to total            to total           to total
December 31                 Amount     loans    Amount    loans     Amount    loans    Amount     loans    Amount    loans
---------------------------------------------------------------------------------------------------------------------------
Real estate
  Residential              $ 1,076      47%     $ 598      46%      $ 445      45%     $ 331       44%     $ 323      45%
  Farm real estate             442       6        397       6         325       7         20        8         71       8
  Commercial                 1,004      16        829      15         765      18        327       18        461      15
  Construction and
    development                909       6        965       7         830       6         66        3        289       5
---------------------------------------------------------------------------------------------------------------------------
      Total real estate      3,431      75      2,789      74       2,365      76        744       73      1,144      74
---------------------------------------------------------------------------------------------------------------------------
Commercial
  Agribusiness                 965       3      1,011       3         962       3        407        3        424       4
  Other commercial           1,204      12        812      11         516       8        591        9        677       9
---------------------------------------------------------------------------------------------------------------------------
      Total Commercial       2,169      15      1,823      14       1,478      11        998       13      1,101      13
---------------------------------------------------------------------------------------------------------------------------
Consumer                     1,349      10      1,413      12       1,155      13        611       14        514      13
Unallocated                  1,767              1,693               1,602              3,619               2,360
---------------------------------------------------------------------------------------------------------------------------
      Total                 $8,716    100%     $7,718    100%      $6,600    100%     $5,972     100%     $5,119    100%
---------------------------------------------------------------------------------------------------------------------------

                                       8D

Investment Securities
           (Carrying Values at December 31)
                                                                             Beyond
                                     Within                                   10          Total
                                     1 Year       2-5 Yrs      6-10 Yrs      Years        2000
-------------------------------------------------------------------------------------------------
Available for sale
Federal agencies                     $38,456      $114,344     $ 14,118      $ 969     $ 167,887
State and municipal                    3,334         8,998        9,036     10,879        32,247
Mortgage-backed securities             3,708        37,399        6,888      1,013        49,008
Corporate obligations                  5,008         5,588        5,590      8,017        24,203
Equity and other securities                -           543            -      7,828         8,371
-------------------------------------------------------------------------------------------------
  Total available for sale           $50,506      $166,872     $ 35,632    $28,706     $ 281,716
=================================================================================================

Weighted average yield*                5.86%         6.25%        7.02%      7.51%         6.40%


Held to Maturity
-------------------------------------------------------------------------------------------------
State and municipal                  $ 4,422       $ 4,610      $ 1,823      $ 732      $ 11,587
 Corporate obligations                     -           498            -          -           498
Other securities                           -             -          594                      594
-------------------------------------------------------------------------------------------------
  Total held to maturity             $ 4,422       $ 5,108      $ 2,417      $ 732      $ 12,679
=================================================================================================

Weighted average yield*                6.28%         6.36%        6.39%      6.21%         6.33%

Amounts in the table above are based on scheduled maturity dates. Variable interest rates are subject to change not less than annually based upon certain interest rate indexes. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of December 31, 2000, there are no corporate bonds and other securities which represent more than 10% of shareholders' equity.

*Adjusted to reflect income related to securities exempt from Federal income taxes

                                       8E

INVESTMENT SECURITIES

The composition and maturity of the investment portfolio is depicted in the table on page 8e.

ITEM 2.  PROPERTIES
-------------------
(Dollars in Thousands)

Indiana United Bancorp owns no physical properties and has no need for space other than what is available at the offices of its subsidiaries. Its subsidiaries own, or lease, all of the facilities from which they conduct business. The Company has 47 locations of which People's Trust has 20, Union Bank has 16, Regional Bank has 6, and Capstone has 5. At December 31, 2000, the Company had $17,558 invested in premises and equipment.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The subsidiaries may be parties (both plaintiff and defendant) to ordinary litigation incidental to the conduct of business. Management is presently not aware of any material claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted during the fourth quarter of 2000 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS
-------------------------------------------------------------

The information required under this item is incorporated by reference to the information provided in the "Shareholder Information" section on the inside back cover page of the Company's Annual Report to Shareholders filed with this report as Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

The information required under this item is incorporated by reference to the information provided on page 11 of the Company's Annual Report to Shareholders filed with this report as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------

The information required under this item is incorporated by reference to the information provided on pages 10 through 21 of the Company's Annual Report to Shareholders filed with this report as Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

The information required under this item is incorporated by reference to the information provided on pages 19 and 20 of the Company's Annual Report to Shareholders filed with this report as Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
---------------------------------------------------

The financial statements and supplementary data required under this item are incorporated herein by reference to the information provided on pages 22 through 39 of the Company's Annual Report to Shareholders filed with this report as
Exhibit 13.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-------------------------------------------------------------

In connection with its audits for the two most recent fiscal years ended December 31, 2000, there have been no disagreements (as defined in Item 4(b) of Form 8-K) with the Company's independent certified public accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                    Included in
(a)1.Financial statements                                          Annual Report
       Indiana United Bancorp and Subsidiary
         Independent auditor's report                                      22
         Consolidated balance sheets at December 31, 2000 and 1999         23
         Consolidated statements of income, years ended December 31,
               2000, 1999 and 1998.                                        24
         Consolidated statements of shareholders' equity, years ended
                 December 31, 2000, 1999 and 1998                          25
         Consolidated statements of cash flows, years ended December 31,
                2000, 1999 and 1998                                        26
         Notes to consolidated financial statements                     27-39

(a) 2. Financial statement schedules

       All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(a) 3. Exhibits:

       3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Registrant filed June 16,1986 with the Commission (Registration Statement No. 33-06334), as amended by Articles of Amendment to Articles of Incorporation incorporated by reference to
Exhibit 3 (c) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1987 filed on or about March 30, 1988 with the Commission (Commission File No. 0-12422)), and as amended by Articles of Amendment to Articles of Incorporation effective August 6, 1998 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed March 29, 1999 with the Commission (Commission File No. 0-12422)).

       3.2 Amended and Restated Bylaws dated April 28, 1998 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31,1998 filed March 29, 1999 with the Commission (Commission File No. 0-12422)).

       4.1 Form of Indenture dated as of December 12, 1997 between Registrant and State Street Bank and Trust Company, as Trustee, with respect to 8.75% Subordinated Debentures due 2027 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-2 of the Registrant filed November 19, 1997 with the Commission (Registration No. 333-40579)).

       4.2 Form of Subordinated Debenture Certificate (incorporated by reference to such Certificate included as an exhibit to Exhibit 4.1 to the Registration Statement on Form S-2 of the Registrant filed November 19, 1997 with the Commission (Registration No. 333-40579)).

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

       10.1 Form of Employment Agreement between the Registrant and James L. Saner, Sr. (incorporated by reference to Annex A to the Proxy
Statement/Prospectus that is part of the Registration Statement on Form S-4 filed March 18, 1998 with the Commission (Registration No. 333-48057)).

       10.2 Form of Executive Severance Agreement dated January 16, 2001 between the Registrant and James L. Saner, Sr.

       10.3 Form of Executive Severance Agreement dated January 16, 2001 between the Registrant and the following Named Executive Officers: Michael K. Bauer, Lynn T. Gordon, John R. Rodda and Daryl R. Tressler.

       13 2000 Annual Report to Shareholders (Except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K).

       16 Letter re: change in certifying accountant (incorporated by reference to Exhibit 16 to the Current Report on Form 8-K of Indiana United Bancorp filed April 7, 1999 with the Commission (Commission File No.0-12422)).

     21 List of subsidiaries of the Registrant.

     23.1 Consent of Crowe, Chizek and Company LLP

     23.2 Consent of Olive LLP.

     99 Opinion of Olive LLP

(b) Reports on Form 8-K

     None

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 20th day of March, 2001.

                                             INDIANA UNITED BANCORP

                                             /s/ James L. Saner, Sr.
                                             ----------------------------------
                                             James L. Saner, Sr., President and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities with the Company and on the dates indicated.


        Signature                  Capacity                         Date
        ---------                  --------                         ----

----------------------------
     Eric E. Anderson              Director                     March 20, 2001

----------------------------
       John E. Back                Director                     March 20, 2001

----------------------------
    William G. Barron              Director                     March 20, 2001

----------------------------
     Dale J. Deffner               Director                     March 20, 2001

----------------------------
       Don Dunevant                Director                     March 20, 2001

----------------------------
     Philip A. Frantz              Director                     March 20, 2001

----------------------------
     Robert E. Hoptry              Director                     March 20, 2001
                                   Chairman of the Board

----------------------------
    James L. Saner Sr.             Director                     March 20, 2001
                                   President &
                                   Chief Executive Officer
----------------------------
    Donald A. Benziger             Senior Vice President,       March 20, 2001
                                   Chief Financial Officer and
                                   Principal Accounting Officer

----------------------------
    Edward J. Zoeller              Director                     March 20, 2001


----------------------------
     Rick S. Hartman               Director                     March 20, 2001