Form 10-Q
period 2001-03-31
INDIANA UNITED BANCORP
filed 2001-05-14
CIK 720002

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED MARCH 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No  X
                                              ---    ---

     As of May 11, 2001 there were outstanding 6,191,232 shares, without par value of the registrant.

                             INDIANA UNITED BANCORP

                                    FORM 10-Q

                                      INDEX


-----------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION                                          Page

Item 1.  Financial Statements

Consolidated Condensed Balance Sheets                                     3

Consolidated Condensed Statements of Income and Comprehensive Income      4

Consolidated Condensed Statements of Cash Flows                           5

Notes to Consolidated Condensed Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial               10
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      18

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                19

Signatures                                                               20

                          INDIANA UNITED BANCORP
                                 FORM 10-Q
                        CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands except per share data)

                                                                (Unaudited)
                                                                  March 31,    December 31,
                                                                    2001           2000
                                                                 -----------   -----------
Assets
  Cash and due from banks                                        $    36,926   $    47,586
  Money market fund                                                   53,510         6,373
  Interest-bearing demand deposits                                        57            79
  Federal funds sold                                                  23,905        16,050
                                                                 -----------   -----------
        Cash and cash equivalents                                    114,398        70,088
  Interest-bearing time deposits                                       1,592           594
  Investment securities
    Available for sale                                               215,370       281,716
    Held to maturity (fair value of $9,739 and $12,749)                9,543        12,679
  Loans held for sale                                                  9,206         1,883
  Loans, net of allowance for loan losses of $8,995 and $8,716       778,706       781,834
  Premises and equipment (net)                                        16,811        17,558
  Restricted stock, at cost                                            3,267         3,267
  Intangible assets                                                   23,257        23,739
  Other assets                                                        20,833        23,578
                                                                 -----------   -----------
            Total assets                                         $ 1,192,983   $ 1,216,936
                                                                 ===========   ===========

Liabilities
  Deposits
    Noninterest-bearing                                          $    79,915   $   103,067
    Interest-bearing                                                 952,992       950,503
                                                                 -----------   -----------
            Total deposits                                         1,032,907     1,053,570
  Short-term borrowings                                               13,300        20,645
  Federal Home Loan Bank advances                                     22,399        22,463
  Notes payable                                                        5,704         6,510
  Other liabilities                                                   14,522        13,318
                                                                 -----------   -----------
           Total liabilities                                       1,088,832     1,116,506
                                                                 -----------   -----------

Guaranteed preferred beneficial interests in
  company's subordinated debentures                                   22,425        22,425

Shareholders' equity
    Preferred stock no par value
      Authorized - 400,000
      Issued and outstanding - none                                       --            --
  Common stock $.50 stated value:
     Authorized-10,000,000 shares, Issued and
     outstanding-6,167,048 and 5,873,900 shares                        3,084         2,937
  Common stock to be distributed                                          --           147
  Paid-in capital                                                     29,731        29,739
  Retained earnings                                                   47,732        46,176
  Accumulated other comprehensive income                               1,179          (994)
                                                                 -----------   -----------
           Total shareholders' equity                                 81,726        78,005
                                                                 -----------   -----------
           Total liabilities and shareholders' equity            $ 1,192,983   $ 1,216,936
                                                                 ===========   ===========

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                            Three months ended
                                                 March 31
                                                 --------
                                              2001     2000
                                              ----     ----
Interest income:
  Loans, including fees                     $17,322  $15,435
  Investment securities                       4,135    4,452
  Other                                         855       99
                                            -------  -------
    Total interest income                    22,312   19,986

Interest expense:
  Deposits                                   11,285    9,142
  Trust preferred securities                    506      501
  Other borrowings                              667      791
                                            -------  -------
    Total interest expense                   12,458   10,434
                                            -------  -------
Net interest income                           9,854    9,552
  Provision for loan losses                     369      373
                                            -------  -------
Net interest income after
  provision for loan losses                   9,485    9,179
Non-interest income:
  Securities gains                               13       12
  Other income                                2,543    1,876
                                            -------  -------
    Total non-interest income                 2,556    1,888

Non-interest expense                          8,234    7,746
                                            -------  -------
Income before income tax                      3,807    3,321
  Income tax expense                          1,233      985
                                            -------  -------
Net income                                  $ 2,574  $ 2,336
                                            =======  =======
Comprehensive income                        $ 4,747  $ 1,346
                                            =======  =======

Net income per share (basic and diluted)     $ 0.42   $ 0.38
Cash dividends declared                       0.165    0.152

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                             (Dollars in thousands)

                                                               Three months ended
                                                                    March 31
                                                                    --------
                                                              2001          2000
--------------------------------------------------------------------     ---------
Operating Activities
  Net income                                               $   2,574     $   2,336
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                     369           373
   Depreciation and amortization                                 529           426
   Amortization of intangibles                                   482           474
   Investment securities gains                                   (13)          (12)
   Change in loans held for sale                              (7,323)       (1,540)
   Change in other assets and liabilities                      3,460        (9,551)
                                                           ---------     ---------
       Net cash provided (used) by operating activities           78        (7,494)

Investing Activities
   Net change in short term investments                         (998)       (3,052)
   Proceeds from maturities and payments
     on securities held to maturity                            3,146         2,036
   Purchases of securities available for sale                (28,046)      (11,020)
   Proceeds from sales, maturities and payments
     on securities available for sale                         97,640        11,975
   Net change in loans                                         2,759       (19,636)
   Purchases of premises and equipment                          (365)         (181)
                                                           ---------     ---------
        Net cash provided (used) by investing activities      74,136       (19,878)

Financing Activities
   Net change in deposits                                    (20,663)       28,043
   Short-term borrowings                                      (7,345)       (6,077)
   Repayment of notes payable                                   (806)           --
   Repayment of FHLB advances                                    (64)           --
   Cash dividends                                             (1,018)         (844)
   Repurchase of fractional shares                                (8)           --
                                                           ---------     ---------
        Net cash provided (used) by financing activities     (29,904)       21,122
                                                           ---------     ---------
Net change in cash and cash equivalents                       44,310        (6,250)
Cash and cash equivalents, beginning of period                70,088        41,879
                                                           ---------     ---------
Cash and cash equivalents, end of period                   $ 114,398     $  35,629
                                                           =========     =========

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by Indiana United Bancorp ("Company"), its wholly owned bank subsidiaries, Union Bank and Trust Company of Indiana ("Union Bank"), Regional Bank ("Regional") People's Trust Company ("People's"), and their subsidiaries, and its subsidiaries IUB Capital Trust, IUB Reinsurance Co., Ltd. and IUB Illinois Holding Company and its subsidiary, Capstone Bank, N.A. ("Capstone"), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature.

Effective January 1, 2001, a new accounting pronouncement required all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard on January 1, 2001 did not have a material effect on the Company's financial statements.

NOTE 2 BRANCH ACQUISITIONS

During the third quarter of 2000, the Company purchased two branch facilities and $43,500 in deposits from Harrington Bank, Richmond, Indiana. The branches are located in Marion County, Indiana and were integrated into Union Bank. The premium paid for the deposits resulted in $1,458 in intangible assets for Union Bank. These branch acquisitions were accounted for using the purchase method of accounting and the results of operations of the branches have been included since their acquisition dates.

NOTE 3 BUSINESS COMBINATIONS

On May 1, 2000 the Company consummated its acquisition of First Affiliated Bancorp of Watseka, Illinois and its wholly owned banking subsidiary, Capstone Bank N. A. The transaction was accounted for using the pooling of interests method of accounting. The Company issued 1,069,277 shares of its common stock to the shareholders of First Affiliated Bancorp (adjusted for stock dividend). This includes shares issued to redeem First Affiliate Bancorp stock options. The conversion rate was 4.4167 shares of Company stock for each outstanding share of First Affiliated at the effective date of the merger. Merger and related costs were charged against net income during 2000. The financial information contained herein includes Capstone for all periods presented.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)

Effective April 1, 2001, the Company consummated its acquisition of the insurance agencies of Vollmer & Associates, Inc. The transaction was accounted for using the purchase method of accounting. The purchase price consisted of $650 cash and 24,184 shares of Company stock.


NOTE 4 SECURITIES

                                                             March 31,2001                         December 31,2000
                                                             -------------                         ----------------
                                                    Amortized             Fair              Amortized             Fair
                                                      Cost                Value                Cost               Value
                                                  -----------------------------------------------------------------------
Available for Sale
   Federal agencies                                 $ 82,857            $ 84,271            $167,925            $167,887
   State and municipal                                31,324              31,914              32,398              32,247
   Corporate and other securities                     33,801              33,102              33,758              32,574
   Mortgage-backed securities                         65,681              66,083              49,225              49,008
                                                    --------            --------            --------            --------
     Totals                                         $213,663            $215,370            $283,306            $281,716
                                                    ========            ========            ========            ========

                                                             March 31,2001                         December 31,2000
                                                             -------------                         ----------------
                                                    Amortized             Fair              Amortized             Fair
                                                      Cost                Value                Cost               Value
                                                  ------------------------------------------------------------------------
Held to Maturity
   State and municipal                              $  8,437              $8,516             $11,587             $11,559
   Corporate and other securities                      1,106               1,223               1,092               1,190
                                                    --------             -------             -------             -------
     Totals                                         $  9,543              $9,739             $12,679             $12,749
                                                    ========             =======             =======             =======

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)

NOTE 5 LOANS

                                                                 March 31,            December 31,
                                                                    2001                  2000
                                                                    ----                  ----
Loans:
   Commercial and industrial loans                              $  79,219             $  77,648
   Agricultural production financing                               22,302                20,744
   Farm real estate                                                48,191                49,284
   Commercial real estate                                         144,021               138,132
   Residential real estate                                        377,209               389,622
   Construction and development                                    42,914                40,813
   Consumer                                                        65,377                64,548
   State & political                                                8,468                 9,759
                                                                ---------             ---------
     Total loans                                                $ 787,701             $ 790,550
                                                                =========             =========

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)

NOTE 6 DEPOSITS
                                                          March 31,       December 31,
                                                            2001              2000
                                                            ----              ----
Deposits:
   Noninterest-bearing demand                         $       79,915    $       103,067
   Interest-bearing demand                                   245,349            242,495
   Savings                                                   142,801            145,443
   Certificates of deposit $100,000 or more                  112,769            113,287
   Other certificates and time deposits                      452,073            449,278
                                                      ---------------   ---------------
     Total deposits                                   $    1,032,907    $     1,053,570
                                                      ===============   ===============

NOTE 7 SHORT-TERM BORROWINGS
                                                          March 31,       December 31,
                                                            2001              2000
                                                            ----              ----
Short-term borrowings:
     Federal funds purchased                          $             -   $         3,400
     Securities sold under agreement to repurchase             11,800            17,245
     Line of Credit                                             1,500                 -
                                                      ---------------   ---------------
     Total short-term borrowings                      $        13,300   $        20,645
                                                      ===============   ===============

NOTE 8 EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

For the three months ended              March 31, 2001                    March 31, 2000
                                -------------------------------   -------------------------------
                                          Weighted       Per                Weighted       Per
                                 Net       Average      Share      Net       Average      Share
                                Income     Shares       Amount    Income     Shares       Amount
                                ------    --------     --------   ------    --------     --------
Basic earnings per share:
Income available to
     common shareholders        $2,574   6,167,048      $0.42     $2,336   6,148,924      $0.38
                                ------                  -----     ------                  -----
Effect of dilutive shares                        -                            18,124
                                         ---------                         ---------
Diluted earnings per share      $2,574   6,167,048      $0.42     $2,336   6,167,048      $0.38
                                ======   =========      =====     ======   =========      =====

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Overview

Indiana United Bancorp ("Company") is a multi-bank bank holding company that provides an array of financial services and is headquartered in Greensburg, Indiana. On March 31, 2001, the Company controlled four bank subsidiaries, People's Trust Company ("People's"), Union Bank and Trust Company of Indiana ("Union"), Regional Bank ("Regional"), and Capstone Bank, N.A. ("Capstone"). In addition to the banking subsidiaries, the Company owned, either directly or indirectly, the following subsidiaries: The Insurance Group, Inc., IUB Capital Trust, IUB Reinsurance Company, Ltd., People's Investment Company, Ltd., and Union Investment Company, Ltd.

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

The forward-looking statements included in the Management's Discussion and Analysis ("MD&A") relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, and other similar matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in the MD&A.


Results of Operations

Earnings for the first quarter of 2001 increased $238, or 10.2%, to $2,574 compared to the first quarter of 2000, with net interest income, non-interest income and non-interest expense all experiencing increases.

Per share earnings for the first quarter equaled $.42 in 2001, compared to $.38 in 2000. The Company's return on average total assets for the first quarter was
 .87% in 2001 compared to .85% in 2000. Return on average shareholders' equity (excluding accumulated other comprehensive income) for the first quarter was 13.05% in 2001 and 12.86% in 2000.

Net Interest Income

The volume and yield or cost of earning assets and interest-bearing liabilities influence net

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. First quarter net interest income of $9,854 in 2001 increased 3.2% from $9,552 in 2000. Net interest income, on a tax equivalent basis, reflected as a percentage of average earning assets (net interest margin) was 3.65% for the quarter ended March 31, 2001 and 3.79% for the same time frame in 2000.

Provision for Loan Losses

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Possible Loan Losses".

Non-interest Income

First quarter non-interest income in 2001 exceeded the prior year by $668 or 35.4%.

Service charges for the respective first quarters of 2001 and 2000 were $876 and $769, an increase of 13.9% primarily due to continued growth in interest-bearing checking accounts.

Mortgage banking income, which consists of gains (losses) on loan sales and service fee income, was $337 for the first quarter of 2001 compared to $133 for the same period in 2000, an increase of $204, or 153.4%. This increase was due to the significant decrease in mortgage interest rates during the first quarter of 2001, which led many customers to refinance their existing loans. The Company elected to sell these loans while maintaining the servicing rights.

Non-interest Income
                                                         Three months ended
                                                              March 31,
                                                              ---------
                                                        2001            2000
                                                        ----            ----
Non-interest income
Insurance commissions                                 $   381         $   359
Fiduciary activities                                      165             139
Mortgage banking                                          337             133
Service charges on deposit accounts                       876             769
Securities gains/losses                                    13              12
Other                                                     784             476
                                                      -------         -------
 Total non-interest income                            $ 2,556         $ 1,888
                                                      =======         =======

Non-interest expense

The largest component of non-interest expense is personnel expense. Personnel expenses increased in the first three months of 2001 by $309, or 7.0% as compared to the prior year period. Normal staff salary adjustments and increased benefit costs were incurred in 2001 as well as the cost of staffing the new branches acquired from Harrington.

A ratio frequently used to measure the efficiency of a financial institution is computed by dividing non-interest expense by the total of tax-effected net interest income plus non-interest income

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

excluding securities gains or losses. The lower the ratio, the more efficient the Company is in managing net interest margin, non-interest income and non-interest expense. The Company's efficiency ratios were 65.23% for the first quarter of 2001 compared to 66.15% for the same period in 2000. The change in the efficiency ratio is due largely to increased mortgage banking income.

Non-interest Expense
                                                         Three months ended
                                                              March 31,
                                                              ---------
                                                        2001            2000
                                                        ----            ----
Salaries and employee benefits                        $ 4,730         $ 4,421
Net occupancy                                             543             533
Equipment                                                 565             522
Deposit insurance                                          72              38
Intangible amortization                                   482             459
Stationary, printing, and supplies                        227             235
Other                                                   1,615           1,538
                                                      -------         -------
  Total non-interest expense                          $ 8,234         $ 7,746
                                                      =======         =======

Income Taxes

The effective tax rate for the first three months was 32.4% for 2001 and 29.7% for 2000. The effective tax rate increased compared to the prior year as Capstone was an S-corporation with no corporate income tax during the first quarter of 2000. The Company and its subsidiaries will file consolidated income tax returns for 2001.

Financial Condition

Total assets at March 31, 2001 decreased $23,953 since the end of 2000. The decrease was primarily in securities as declining interest rates during the first quarter caused the Company to have a significant number of investment securities called. A portion of the proceeds from these calls was used to reduce short-term borrowings instead of being reinvested.

Average earning assets represented 92.5% of average total assets for the first three months of 2001 compared to 92.6% for the same period of 2000. Average loans represented approximately 75.6% of average deposits in the first three months of 2001 and 76.5% for a comparable period in 2000. Management intends to emphasize loan growth throughout 2001, to increase these averages. Average loans as a percent of assets were 65.4% and 65.9% for the three-month period ended March 31, 2001 and 2000 respectively.

The decrease in deposits of $20,663 from December 31, 2000 to March 31, 2001 is due mainly to the seasonal fluctuation of deposits as many corporate customers build up cash balances for year-end. In addition, the Company has become less aggressive in competing for higher priced funds.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Shareholders' equity was $81,726 on March 31,2001 compared to $78,005 on December 31, 2000. Book value per common share increased to $13.25 or 4.8% from $12.65 at year-end 2000. The unrealized gain on securities available for sale, net of taxes, totaled $1,179 or $.19 per share at March 31, 2001 compared to an unrealized loss of $994 or $.16 per share at December 31, 2000. Excluding the net unrealized gains and losses on securities available for sale, book value per share would be $13.06 at March 31, 2001 or an increase of 2.0% over the comparable book value at year-end 2000.


Loans, Credit Risk and the Allowance and Provision for Possible Loan Losses

Loans remain the Company's largest concentration of assets and, by their nature, carry a higher degree of risk. The loan underwriting standards observed by the Company's subsidiaries are viewed by management as a means of controlling problem loans and the resulting chargeoffs.

The Company's conservative loan underwriting standards have historically resulted in higher loan quality and lower levels of net charge-offs than peer bank averages. The Company also believes credit risks may be elevated if undue concentrations of loans in specific industry segments and to out-of-area borrowers are incurred. Accordingly, the Company's Board of

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Directors regularly monitors such concentrations to determine compliance with its loan allocation policy. The Company believes it has no undue concentrations of loans.

Total loans, excluding those held for sale, decreased $2,849 since December 31, 2000. The commercial real estate portfolio grew by approximately $6 million from December 31, 2000. Offsetting this increase was a decrease in residential real estate loans of approximately $12 million as customers took advantage of the decrease in mortgage interest rates and refinanced their existing loans. The Company, in turn, elected not to retain these new loans in its own portfolio and instead, sold these in the secondary market.

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 47.9% of total loans at March 31, 2001 and 49.3% at December 31, 2000.

On March 31, 2001, the Company had $9,206 of residential real estate loans held for sale. The Company generally retains the servicing rights.

The Company regards its ability to identify and correct loan quality problems as one of its greatest strengths. Loans are placed on non-accrual status when in management's judgment the collateral value and/or the borrower's financial condition do not justify accruing interest. As a general rule, commercial and real estate loans are reclassified to non-accruing status at or before becoming 90 days past due. Interest previously recorded but not deemed collectible is reversed and charged against current income. Subsequent interest payments collected on non-accrual loans may thereafter be recognized as interest income or may be applied as a reduction of the loan balance, as circumstances warrant. Non-real estate secured consumer loans are not placed in non-accruing status, but are charged off when policy-determined delinquent status is reached. The provision for loan losses was $369 in the first three months of 2001 compared to $373 for the same period in 2000.

Net charge-offs were $90 for the first three months of 2001 compared to net recoveries of $76 for the comparable period in 2000. On an annualized basis as a percentage of average loans, net charge-offs equaled .05% for the three month period ended March 31, 2001. Management is not aware of any trend which is likely to cause the level of net charge-offs in 2001 to materially exceed the level of charge-offs experienced in 2000.

Foreclosed real estate held by the Company at March 31, 2001 was $713 and $449 at December 31, 2000.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and the amount and composition of growth expectations. The allowance for loan losses as of March 31, 2001 is considered adequate by management.

Investment Securities

Investment securities offer flexibility in the Company's management of interest rate risk, and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company's investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of March 31, 2001, $215,370 of investment securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. An unrealized pre-tax gain of $1,707 was recorded to adjust the AFS portfolio to current market value at March 31, 2001, compared to an unrealized pre-tax loss of $1,590 at December 31, 2000.

In September 2000, the Company formed two investment subsidiaries, People's Investment Company, Ltd. and Union Investment Company, Ltd. Incorporated in Bermuda, these subsidiaries now hold a large portion of both People's and Union's investment portfolios and were formed with the intent to enhance the organization's profitability.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreement to repurchase ("agreements") and shareholders' equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Total deposits funded 93.8% and 94.9% of total earning assets at March 31, 2001 and December 31, 2000. Total interest-bearing deposits averaged 91.7% and 90.6% of average total deposits for the periods ending March 31, 2001 and December 31, 2000, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

Short-term borrowings decreased $7,345 or 35.6% from year-end 2000 as the Company used the proceeds from called investment securities to reduce these balances. The Company had FHLB advances of $22,399 outstanding at March 31, 2001. These advances have interest rates ranging from 6.20% to 6.95%. Approximately $20,000 of these advances mature in 2005 or later.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Capital Resources

Total shareholders' equity increased $3,721 to $81,726 at March 31, 2001 as compared to December 31, 2000.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital consists of shareholders' equity, excluding accumulated other comprehensive income, while Tier 1 consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation will constitute Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for credit losses. At March 31, 2001, Tier 1 capital to total average assets was 6.51%. Tier 1 capital to risk-adjusted assets was 10.05%. Total capital to risk-adjusted assets was 11.23%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $.165 per share in the first three months of 2001 and $.152 per share for the same period in 2000.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 82.6% of total earning assets for the three months ended March 31, 2001 and 2000.

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

At March 31, 2001, the Company held approximately $402,855 in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

in one year or less time horizons.

Other

The Securities and Exchange Commission ("Commission") maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including the Company. That address is http://www.sec.gov.

                             INDIANA UNITED BANCORP
                                   FORM 10-Q
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
               (Dollar amounts in thousands except per share data)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Corporation encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2001 from the analysis and disclosures provided in the Corporation's Form 10-K for the year ended December 31, 2000.

INDIANA UNITED BANCORP

FORM 10-Q

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

         a) Form of Executive Severance Agreements dated January 16, 2001 (incorporated by reference to Exhibit 10.2 and 10.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 2001 filed with the Commission on March 30, 2001 (Commission file number 0-12422)).

         b) Reports on Form 8-K There were no reports filed on Form 8-K for the first quarter of 2001.

No other information is required to be filed under Part II of this form.

INDIANA UNITED BANCORP

FORM 10-Q

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INDIANA UNITED BANCORP


                           May 11, 2001

                           /s/ James L. Saner Sr
                           -----------------------------------
                           James L. Saner Sr
                           President and Chief Executive Officer

                           May 11, 2001

                           /s/ Donald A. Benziger
                           -----------------------------------
                           Donald A. Benziger
                           Senior Vice President & Chief Financial Officer