Form 10-Q
period 2001-06-30
INDIANA UNITED BANCORP
filed 2001-08-10
CIK 720002

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 2001

                         COMMISSION FILE NUMBER 0-12422

                             INDIANA UNITED BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          INDIANA                                    35-1562245
-------------------------------                    -------------
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                  Identification No.)

       201 NORTH BROADWAY GREENSBURG, INDIANA             47240
      ---------------------------------------------------------------
      (Address of principal executive offices)         (Zip Code)

                                 (812) 663-0157
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

         As of August 10, 2001 there were outstanding 6,191,232 shares, without par value of the registrant.

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

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Dollars in thousands except per share data)

                                                                 (Unaudited)
                                                                   June 30,    December 31,
                                                                     2001         2000
                                                                 -----------   -----------
Assets
  Cash and due from banks                                        $    43,705   $    47,586
  Money market fund                                                   42,352         6,373
  Interest-bearing demand deposits                                        --            79
  Federal funds sold                                                   2,265        16,050
                                                                 -----------   -----------
        Cash and cash equivalents                                     88,322        70,088
  Interest-bearing time deposits                                         995           594
  Securities
    Available for sale                                               249,922       281,716
    Held to maturity (fair value of $9,449 and $12,749)                9,280        12,679
  Loans held for sale                                                 11,523         1,883
  Loans, net of allowance for loan losses of $9,169 and $8,716       773,808       781,834
  Premises and equipment (net)                                        16,759        17,558
  Restricted stock, at cost                                            3,612         3,267
  Intangible assets                                                   23,805        23,739
  Other assets                                                        22,544        23,578
                                                                 -----------   -----------
            Total assets                                         $ 1,200,570   $ 1,216,936
                                                                 ===========   ===========

Liabilities
  Deposits
    Noninterest-bearing                                          $    85,276   $   103,067
    Interest-bearing                                                 943,485       950,503
                                                                 -----------   -----------
            Total deposits                                         1,028,761     1,053,570
  Short-term borrowings                                               23,301        20,645
  Federal Home Loan Bank advances                                     20,381        22,463
  Notes payable                                                        4,891         6,510
  Other liabilities                                                   16,432        13,318
                                                                 -----------   -----------
                                                                   1,093,766     1,116,506

Guaranteed preferred beneficial interests in
  company's subordinated debentures                                   22,425        22,425

Shareholders' equity
    Preferred stock no par value
      Authorized - 400,000
      Issued and outstanding - none                                       --            --
  Common stock $.50 stated value:
     Authorized-10,000,000 shares, Issued and
     outstanding-6,191,232 and 5,873,900 shares                        3,096         2,937
  Common stock to be distributed                                          --           147
  Additional Paid-in capital                                          30,106        29,739
  Retained earnings                                                   49,497        46,176
  Accumulated other comprehensive income (loss)                        1,680          (994)
                                                                 -----------   -----------
           Total shareholders' equity                                 84,379        78,005
                                                                 -----------   -----------
           Total liabilities and shareholders' equity            $ 1,200,570   $ 1,216,936
                                                                 ===========   ===========

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                            Three months ended      Six months ended
                                                  June 30,               June 30,
                                             2001        2000        2001        2000
                                           --------    --------    --------    --------
Interest income:
  Loans, including fees                    $ 16,828    $ 16,605    $ 34,150    $ 32,040
  Investment securities                       3,822       4,329       7,957       8,781
  Other                                         757         136       1,612         235
                                           --------    --------    --------    --------
    Total interest income                    21,407      21,070      43,719      41,056
                                           --------    --------    --------    --------
Interest expense:
  Deposits                                   10,414       9,816    $ 21,699    $ 18,958
  Trust preferred securities                    505         501       1,011       1,002
  Other borrowings                              585         788       1,252       1,579
                                           --------    --------    --------    --------
    Total interest expense                   11,504      11,105      23,962      21,539
                                           --------    --------    --------    --------
Net interest income                           9,903       9,965      19,757      19,517
  Provision for loan losses                     369         375         738         748
                                           --------    --------    --------    --------
Net interest income after
  provision for loan losses                   9,534       9,590      19,019      18,769
Non-interest income:
  Securities losses                            (137)        (48)       (124)        (36)
  Other income                                3,033       2,236       5,576       4,111
                                           --------    --------    --------    --------
    Total non-interest income                 2,896       2,188       5,452       4,075
Non-interest expense                          8,267       8,492      16,501      16,238
                                           --------    --------    --------    --------
Income before income tax                      4,163       3,286       7,970       6,606
  Income tax expense                          1,377         825       2,610       1,810
                                           --------    --------    --------    --------
Net income                                 $  2,786    $  2,461    $  5,360    $  4,796
                                           ========    ========    ========    ========

Comprehensive income                       $  3,287    $  2,954    $  8,034    $  4,299
                                           ========    ========    ========    ========

Net income per share (basic and diluted)   $   0.45    $   0.40    $   0.87    $   0.78
Cash dividends declared                       0.165       0.157       0.330       0.309

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                             (Dollars in thousands)

                                                              Six months ended
                                                                  June 30,
                                                             2001          2000
                                                           ---------    ---------
Operating Activities
  Net income                                               $   5,360    $   4,796
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                     738          748
   Depreciation and amortization                               1,179          748
   Amortization of intangibles                                   976          914
   Investment securities losses                                  124           36
   Change in loans held for sale                              (9,640)      (1,343)
   Change in other assets and liabilities                      3,089       (3,261)
                                                           ---------    ---------
       Net cash provided by operating activities               1,826        2,638

Investing Activities
   Net change in short term investments                         (401)       1,128
   Proceeds from maturities and payments
     on securities held to maturity                            3,421        2,421
   Purchases of securities available for sale               (102,632)     (12,552)
   Proceeds from sales, maturities and payments
     on securities available for sale                        138,421       25,691
   Net change in loans                                         7,288      (57,731)
   Cash disbursed for acquisitions                              (655)          --
   Purchases of restricted stock                                (345)          --
   Purchases of premises and equipment                          (796)        (846)
                                                           ---------    ---------
        Net cash provided (used) by investing activities      44,301      (41,889)

Financing Activities
   Net change in deposits                                    (24,809)      50,837
   Short-term borrowings                                       2,656        2,854
   Repayment of notes payable                                 (1,619)          --
   Repayment of FHLB advances                                 (2,082)          --
   Cash dividends                                             (2,039)      (2,184)
                                                           ---------    ---------
        Net cash provided (used) by financing activities     (27,893)      51,507
                                                           ---------    ---------
Net change in cash and cash equivalents                       18,234       12,256
Cash and cash equivalents, beginning of period                70,088       41,879
                                                           ---------    ---------
Cash and cash equivalents, end of period                   $  88,322    $  54,135
                                                           =========    =========

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by Indiana United Bancorp ("Company"), its wholly owned bank subsidiaries, Union Bank and Trust Company of Indiana ("Union"), Regional Bank ("Regional"), People's Trust Company ("People's"), and their subsidiaries, and its subsidiaries IUB Capital Trust, IUB Reinsurance Co., Ltd. and IUB Illinois Holding Company and its subsidiary, Capstone Bank, N.A. ("Capstone"), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature.

Effective January 1, 2001, a new accounting pronouncement required all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard on January 1, 2001, did not have a material effect on the Company's financial statements.

NOTE 2 BRANCH ACQUISITIONS

During the third quarter of 2000, the Company purchased two branch facilities and $43,500 in deposits from Harrington Bank, Richmond, Indiana. The branches are located in Marion County, Indiana and were integrated into Union. The premium paid for the deposits resulted in $1,458 in intangible assets for Union. These branch acquisitions were accounted for using the purchase method of accounting and the results of operations of the branches have been included since their acquisition dates.

NOTE 3 BUSINESS COMBINATIONS

On May 1, 2000, the Company consummated its acquisition of First Affiliated Bancorp of Watseka, Illinois and its wholly owned banking subsidiary, Capstone Bank N. A. The transaction was accounted for using the pooling of interests method of accounting. The Company issued 1,069,277 shares of its common stock to the shareholders of First Affiliated Bancorp (adjusted for stock dividend). This includes shares issued to redeem First Affiliated Bancorp stock options. The conversion rate was 4.4167 shares of Company stock for each outstanding share of First Affiliated at the effective date of the merger. Merger and related costs were charged against net income during 2000. The financial information contained herein includes Capstone for all periods presented.

Effective April 1, 2001, the Company consummated its acquisition of the insurance agencies of Vollmer & Associates, Inc. The transaction was accounted for using the purchase method of accounting. The purchase price consisted of $655 cash and 24,184 shares of Company stock, and the acquisition resulted in intangible assets of approximately $1,000.

NOTE 4 SECURITIES

                                        June 30, 2001          December 31,2000
                                        -------------          ----------------
                                     Amortized     Fair      Amortized     Fair
                                       Cost        Value       Cost        Value
Available for Sale
   Federal agencies                    82,584      84,172     167,925     167,887
   State and municipal                 32,284      32,691      32,398      32,247
   Corporate and other securities      29,350      29,075      33,758      32,574
   Mortgage-backed securities         103,058     103,984      49,225      49,008
                                      -------     -------     -------     -------
     Totals                           247,276     249,922     283,306     281,716

                                        June 30, 2001          December 31,2000
                                        -------------          ----------------
                                     Amortized     Fair      Amortized     Fair
                                       Cost        Value       Cost        Value
Held to Maturity
   State and municipal                $ 8,159     $ 8,231      11,587     $ 11,559
   Corporate and other securities       1,121       1,218       1,092        1,190
                                      -------     -------     -------     -------
     Totals                           $ 9,280     $ 9,449      12,679     $ 12,749

NOTE 5 LOANS

                                            June 30,     December 31,
                                              2001           2000
                                           ---------      ---------
Loans:
Commercial and industrial loans            $  82,475      $  77,648
Agricultural production financing             25,008         20,744
Farm real estate                              44,262         49,284
Commercial real estate mortgage              145,591        138,132
Residential real estate mortgage             359,475        389,622
Construction and development                  45,817         40,813
Consumer                                      71,651         64,548
State & political                              8,698          9,759
                                           ---------      ---------
  Gross loans                                782,977        790,550
       Less: Allowance for loan losses        (9,169)        (8,716)
                                           ---------      ---------
  Net loans                                $ 773,808      $ 781,834
                                           =========      =========

                                            June 30,     December 31,
                                              2001           2000
                                           ---------      ---------
Non-performing loans:
   Nonaccruing loans                       $   8,790      $   3,454
   Accruing loans contractually past
     due 90 days or more                       1,192            532
                                           ---------      ---------
          Total                            $   9,982      $   3,986
                                           =========      =========
          % of total loans                      1.27%          0.50%

NOTE 6 DEPOSITS

                                                             June 30,     December 31,
                                                               2001           2000
                                                          -------------   -------------
   Noninterest-bearing demand                                  $ 85,276       $ 103,067
   Interest-bearing demand                                      185,535         173,495
   Savings                                                      219,384         214,443
   Certificates of deposit of $100,000 or more                   95,964         113,287
   Other certificates and time deposits                         442,602         449,278
                                                          -------------   -------------
     Total deposits                                         $ 1,028,761     $ 1,053,570
                                                          =============   =============

NOTE 7 SHORT-TERM BORROWINGS

                                                             June 30,     December 31,
                                                               2001           2000
                                                          -------------   -------------
Short-term borrowings:
     Federal funds purchased                                    $ 4,500         $ 3,400
     Securities sold under repurchase agreements                 18,801          17,245
                                                          -------------   -------------
     Total short-term borrowings                                $23,301         $20,645
                                                          =============   =============

NOTE 8 EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

For the three months ended                      June 30, 2001                                 June 30, 2000
                                    ------------------------------------          ------------------------------------
                                                  Weighted         Per                          Weighted          Per
                                     Net          Average         Share            Net          Average          Share
                                    Income         Shares         Amount          Income         Shares         Amount
                                    ------         ------         ------          ------         ------         ------
Basic earnings per share:
Net Income available to
     common shareholders            $2,786       6,191,232         $0.45          $2,461       6,161,067         $0.40
                                    ------                         -----          ------                         -----
Effect of dilutive stock options                         -                                         5,981
                                                 ---------                                     ---------
Diluted earnings per share          $2,786       6,191,232         $0.45          $2,461       6,167,048         $0.40
                                    ======       =========         =====          ======       =========         =====


For the six months ended                        June 30, 2001                                 June 30, 2000
                                    ------------------------------------          ------------------------------------
                                                  Weighted         Per                          Weighted          Per
                                     Net          Average         Share            Net          Average          Share
                                    Income         Shares         Amount          Income         Shares         Amount
                                    ------         ------         ------          ------         ------         ------
Basic earnings per share:
Net Income available to
     common shareholders            $5,360       6,179,207         $0.87          $4,796       6,155,020         $0.78
                                    ------                         -----          ------                         -----
Effect of dilutive stock options                         -                                        12,028
                                                 ---------                                     ---------
Diluted earnings per share          $5,360       6,179,207         $0.87          $4,796       6,167,048         $0.78
                                    ======       =========         =====          ======       =========         =====

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Overview

Indiana United Bancorp ("Company") is a multi-bank, bank holding company that provides an array of financial services and is headquartered in Greensburg, Indiana. On June 30, 2001, the Company controlled four bank subsidiaries, People's Trust Company ("People's"), Union Bank and Trust Company of Indiana ("Union"), Regional Bank ("Regional"), and Capstone Bank, N.A. ("Capstone"). In addition to the banking subsidiaries, the Company owned, either directly or indirectly, the following subsidiaries: The Insurance Group, Inc., IUB Capital Trust, IUB Reinsurance Company, Ltd., People's Investment Company, Ltd., and Union Investment Company, Ltd.

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


Results of Operations

Net income for the second quarter of 2001 increased $325, or 13.2%, to $2,786 compared to the second quarter of 2000 due mainly to a significant increase in the Company's non-interest income and a slight decrease in non-interest expense. Net income for the first six months of 2001 was $5,360, which represents an increase of 11.8% over the same period last year. Earnings per share for the second quarter equaled $.45 in 2001, compared to $.40 in 2000, an increase of 12.5%. For the first six months of 2001, earnings per share were $.87, or an increase of 11.6% over the $.78 reported for the same period in 2000. The Company's return on average total assets for the second quarter was .92% in 2001 compared to .87% in 2000. Return on average shareholders' equity (excluding accumulated other comprehensive income) for the second quarter was 13.54% in 2001 and 13.09% in 2000. For the first half of 2001, return on average shareholders' equity (excluding accumulated other comprehensive income) was 13.30% versus 12.95% for the same period last year.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Second quarter net interest income of $9,903 in 2001 remained relatively flat compared to the second quarter of 2000. This was expected as interest rates have decreased significantly from the previous year. Net interest income on a tax equivalent basis, reflected as a percentage of average earning assets (net interest margin), was 3.68% for the second quarter of 2001 and 3.86% for the same time frame in 2000. For the first six months of 2001, the Company's net interest margin was 3.66% compared to 3.83% for the first six months of 2000. With the significant drop in interest rates, this compression of the net interest margin was common throughout the industry.

Provision for Loan Losses

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Loan Losses".

Non-interest Income

Second quarter non-interest income in 2001 exceeded the prior year by $708 or 32.4%. For the first six months of 2001, non-interest income increased $1,377, or 33.8%, to $5,452.

Service charges for the respective second quarters of 2001 and 2000 were $999 and $854, an increase of 17.0% primarily due to continued growth in transactional-based, interest-bearing checking accounts as the Company introduced and promoted a standard package checking account across all affiliates.

Mortgage banking income, which consists of gains and losses on loan sales and service fee income, was $719 for the second quarter of 2001 compared to $201 for the same period in 2000, an increase of $518, or 257.8%. For the first six months of 2001, mortgage banking income was $1,056 versus $334 for the same period in 2000, an increase of 316.2%. This increase was due to the significant decrease in mortgage interest rates during the first half of 2001, which led many customers to refinance their existing loans. The Company elected to sell the majority of these loans while maintaining the servicing rights.

Insurance commissions increased in the second quarter of 2001 to $565 versus $391 for the same period last year. The increase of 44.5% was primarily due to the acquisition of the Vollmer & Associates insurance agencies in April 2001.

Non-Interest income

                                         Three months ended         Six months ended
                                              June 30,                  June 30,
                                          2001         2000         2001         2000
                                        -------      -------      -------      -------
Trust fees                              $   114      $   105      $   279      $   244
Insurance commissions                       565          391          946          750
Mortgage banking income                     719          201        1,056          334
Service charges on deposit accounts         999          854        1,875        1,623
Gain (loss) on securities                  (137)         (48)        (124)         (36)
Other income                                636          685        1,420        1,160
                                        -------      -------      -------      -------
Total                                   $ 2,896      $ 2,188      $ 5,452      $ 4,075
                                        =======      =======      =======      =======

Non-interest expense

Total non-interest expense was $8,267 for the second quarter of 2001, which represented a decrease of $225 from the second quarter of 2000. In 2000, the Company had one-time charges related to the acquisition of First Affiliated of $440.

The largest component of non-interest expense is personnel expense. Personnel expenses increased in the second quarter of 2001 by $235, or 5.4% compared to the prior year period. For the first half of 2001, personnel expense was $9,374, which represented an increase of 6.2% over the comparable period in 2000. Normal staff salary adjustments and increased benefit costs were incurred in 2001. In addition, the Company incurred personnel costs related to the staffing of the new branches acquired from Harrington and the insurance agencies of Vollmer & Associates.

A ratio frequently used to measure the efficiency of a financial institution is computed by dividing non-interest expense by the total of tax-equivalent net interest income plus non-interest income excluding securities gains or losses. The lower the ratio, the more efficient the Company is in managing net interest margin, non-interest income and non-interest expense. The Company's efficiency ratios were 64.54% for the first half of 2001 compared to 67.37% for the same period in 2000. The improvement in the efficiency ratio is primarily due to the increase in mortgage banking income and the Company's continued attention to cost controls.

Non-Interest expense

                                       Three months ended        Six months ended
                                             June 30,                June 30,
                                         2001        2000        2001        2000
                                       -------     -------     -------     -------
Salaries and employee benefits         $ 4,644     $ 4,409     $ 9,374     $ 8,830
Net occupancy                              510         463       1,053         996
Equipment expense                          658         543       1,223       1,065
Merger expenses                             --         440          --         440
Deposit insurance                           63          58         135          96
Intangible amortization                    494         458         976         917
Stationary, printing, and supplies         207         191         434         426
Other expenses                           1,691       1,930       3,306       3,468
                                       -------     -------     -------     -------
  Total non-interest expense           $ 8,267     $ 8,492     $16,501     $16,238
                                       =======     =======     =======     =======

Income Taxes

The effective tax rate for the first six months was 32.8% for 2001 and 27.4% for 2000. The effective tax rate increased compared to the prior year, as First Affiliated was an S-corporation with no corporate income tax during the first four months of 2000. The Company and its subsidiaries will file consolidated income tax returns for 2001.

Financial Condition

Total assets at June 30, 2001 decreased $16,366 since the end of 2000. The decrease was primarily in securities as declining interest rates during the first half of 2001 caused the Company to have a significant number of investment securities called. The Company elected to allow higher-priced deposits to mature and not renew in order to offset the decrease in assets. In addition, the Company's loan portfolio decreased slightly in the first half of 2001 (see section titled "Loans, Credit Risk, and the Allowance and Provision for Loan Losses" for a discussion of the Company's loan portfolio).

Average earning assets represented 92.7% of average total assets for the first six months of 2001 compared to 93.22% for the same period of 2000. Average loans represented approximately 75.9% of average deposits in the first six months of 2001 and 76.84% for the comparable period in 2000. Management intends to emphasize quality loan growth throughout 2001, to attempt to increase these averages. Average loans as a percent of assets were 65.6% and 66.33% for the six-month periods ended June 30, 2001 and 2000 respectively.

The decrease in deposits of $24,809 from December 31, 2000 to June 30, 2001 is due mainly to the seasonal fluctuation of deposits as many corporate customers build up cash balances for year-end. In addition, the Company has become less aggressive in competing for higher priced funds.

Shareholders' equity was $84,379 on June 30, 2001 compared to $78,005 on December 31, 2000. Book value per common share increased to $13.63 or 7.7% from $12.65 at year-end 2000. The unrealized gain on securities available for sale, net of taxes, totaled $1,680 or $.27 per share at June 30, 2001 compared to an unrealized loss of $994 or $.16 per share at December 31, 2000. Excluding the net unrealized gains and losses on securities available for sale, book value per share would be $13.36 at June 30, 2001 or an increase of 4.3% over the comparable book value at year-end 2000.

Loans, Credit Risk and the Allowance and Provision for Loan Losses

Loans remain the Company's largest concentration of assets and, by their nature, carry a higher degree of risk. The loan underwriting standards observed by the Company's subsidiaries are viewed by management as a means of controlling problem loans and the resulting charge-offs.

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

Total loans, excluding those held for sale, decreased $7,573 since December 31, 2000. The commercial real estate portfolio, construction and development loans, and consumer loans all grew from December 31, 2000. Offsetting the increases in these portfolios was a decrease in residential real estate loans of approximately $30 million as customers took advantage of the decrease in mortgage interest rates and refinanced their existing loans. The Company, in turn, experienced an increase in mortgage origination volume, but elected to sell the majority of these new loans in the secondary market.

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 45.9% of total loans at June 30, 2001 and 49.3% at December 31, 2000.

On June 30, 2001, the Company had $11,523 of residential real estate loans held for sale. The Company generally retains the servicing rights on mortgages sold.

The Company regards its ability to identify and correct loan quality problems as one of its greatest strengths. Loans are placed on non-accrual status when in management's judgment the collateral value and/or the borrower's financial condition do not justify accruing interest. As a general rule, commercial and real estate loans are reclassified to non-accruing status at or before becoming 90 days past due. Interest previously recorded but not deemed collectible is reversed and charged against current income. Subsequent interest payments collected on non-accrual loans may thereafter be recognized as interest income or may be applied as a reduction of the loan balance, as circumstances warrant. Non-real estate secured consumer loans are not placed in non-accruing status, but are charged off when policy-determined delinquent status is reached. The provision for loan losses was $738 in the first six months of 2001 compared to $748 for the same period in 2000.

Net charge-offs were $285 for the first six months of 2001 versus $146 for the comparable period in 2000. On an annualized basis as a percentage of average loans, net charge-offs equaled .07% for the six month period ended June 30, 2001.

Foreclosed real estate held by the Company at June 30, 2001 was $812 and $449 at December 31, 2000.

As of June 30, 2001, the Company had $8,790 of loans on nonaccrual status compared to $3,454 at December 31, 2000, which represents an increase of $5,336. During the second quarter of 2001, the Company placed a large commercial credit on nonaccrual status. This single credit contributed approximately $4.8 million of the increase in nonaccrual loans. Management has reviewed the credit and is of the opinion that adequate allowance allocations have been provided for this loan.

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and the amount and composition of growth expectations. The allowance for loan losses as of June 30, 2001 is considered adequate by management.

Investment Securities

Investment securities offer flexibility in the Company's management of interest rate risk, and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company's investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of June 30, 2001, $249,922 of investment securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. An unrealized pre-tax gain of $2,646 was recorded to adjust the AFS portfolio to current market value at June 30, 2001, compared to an unrealized pre-tax loss of $1,590 at December 31, 2000.

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

Deposits generated within local markets provide the major source of funding for earning assets. Total deposits funded 93.6% and 94.9% of total earning assets at June 30, 2001 and December 31, 2000. Total interest-bearing deposits averaged 91.9% and 90.6% of average total deposits for the periods ending June 30, 2001 and December 31, 2000, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

Short-term borrowings increased $2,656 or 12.9% from year-end 2000 as higher-rate certificates of deposit matured and were not aggressively pursued. The Company had FHLB advances of $20,381 outstanding at June 30, 2001. These advances have interest rates ranging from 6.20% to 6.95%. Approximately $20,000 of these advances mature in 2005 or later.

Capital Resources

Total shareholders' equity increased $6,374 to $84,379 at June 30, 2001 as compared to December 31, 2000.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital consists of shareholders' equity, excluding accumulated other comprehensive income, while Tier 1 consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation will constitute Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for credit losses. At June 30, 2000, Tier 1 capital to total average assets was 6.90%. Tier 1 capital to risk-adjusted assets was 10.59%. Total capital to risk-adjusted assets was 11.79%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $.165 per share in the second quarter of 2001 versus $.157 for the second quarter of 2000. For the first six months of 2001 the Company declared and paid common dividends of $.33 per share versus $.309 for the same period in 2000.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 83.8% and 82.2% of total earning assets for the six months ended June 30, 2001 and 2000.

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

At June 30, 2001, the Company held approximately $429,282 in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons.

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

                             INDIANA UNITED BANCORP
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
               (Dollar amounts in thousands except per share data)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Corporation encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2001 from the analysis and disclosures provided in the Corporation's Form 10-K for the year ended December 31, 2000.

INDIANA UNITED BANCORP

FORM 10-Q

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

a)       None

b)       Reports on Form 8-K
                  There were no reports filed on Form 8-K for the second quarter of 2001.

No other information is required to be filed under Part II of this form.

INDIANA UNITED BANCORP

FORM 10-Q

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INDIANA UNITED BANCORP


                           August 10, 2001

                           /s/ James L. Saner Sr
                           -----------------------------------
                           James L. Saner Sr
                           President and Chief Executive Officer

                           August 10, 2001

                           /s/ Donald A. Benziger
                           -----------------------------------
                           Donald A. Benziger
                           Senior Vice President & Chief Financial Officer