Form 10-Q
period 2001-09-30
INDIANA UNITED BANCORP
filed 2001-11-05
CIK 720002

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED SEPTEMBER 30, 2001

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

         As of November 5, 2001 there were outstanding 6,191,232 shares, without par value of the registrant.

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

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Dollars in thousands except per share data)

                                                                            (Unaudited)
                                                                           September 30,       December 31,
                                                                               2001                2000
                                                                            -----------         -----------
Assets
  Cash and due from banks                                                      $ 41,079            $ 47,665
  Money market fund                                                              18,985               6,373
  Federal funds sold                                                              3,840              16,050
                                                                            -----------         -----------
        Cash and cash equivalents                                                63,904              70,088
  Interest-bearing time deposits                                                    896                 594
  Securities
    Available for sale                                                          256,801             281,716
    Held to maturity (fair value of $8,789 and $12,749)                           8,542              12,679
  Loans held for sale                                                            14,521               1,883
  Loans, net of allowance for loan losses of $9,397 and $8,716                  777,410             781,834
  Premises and equipment (net)                                                   16,622              17,558
  Restricted stock, at cost                                                       4,606               3,267
  Intangible assets                                                              23,309              23,739
  Other assets                                                                   19,014              23,578
                                                                            -----------         -----------
            Total assets                                                    $ 1,185,625         $ 1,216,936
                                                                            ===========         ===========

Liabilities
  Deposits
    Noninterest-bearing                                                        $ 90,226           $ 103,067
    Interest-bearing                                                            918,793             950,503
                                                                            -----------         -----------
            Total deposits                                                    1,009,019           1,053,570
  Short-term borrowings                                                          27,356              20,645
  Federal Home Loan Bank advances                                                20,364              22,463
  Notes payable                                                                   4,876               6,510
  Other liabilities                                                              13,593              13,318
                                                                            -----------         -----------
           Subtotal                                                           1,075,208           1,116,506

Guaranteed preferred beneficial interests in
  company's subordinated debentures                                              22,425              22,425

Shareholders' equity
  Preferred stock no par value
      Authorized - 400,000
      Issued and outstanding - none                                                --                  --
  Common stock $.50 stated value:
     Authorized - 10,000,000 shares, Issued and
     outstanding - 6,191,232 and 5,873,900 shares                                 3,096               2,937
  Common stock to be distributed                                                      -                 147
  Additional paid-in capital                                                     30,106              29,739
  Retained earnings                                                              51,318              46,176
  Accumulated other comprehensive income (loss)                                   3,472                (994)
                                                                            -----------         -----------
           Total shareholders' equity                                            87,992              78,005
                                                                            -----------         -----------
           Total liabilities and shareholders' equity                       $ 1,185,625         $ 1,216,936
                                                                            ===========         ===========

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                                                    Three months ended                       Nine months ended
                                                                        September 30,                           September 30,
                                                                  -------------------------              --------------------------
                                                                    2001             2000                  2001              2000
                                                                  --------         --------              --------          --------
Interest income:
  Loans, including fees                                           $ 16,507         $ 17,260              $ 50,657          $ 49,300
  Investment securities                                              3,872            4,310                11,829            13,091
  Other                                                                396              262                 2,008               507
                                                                  --------         --------              --------          --------
    Total interest income                                           20,775           21,832                64,494            62,898
                                                                  --------         --------              --------          --------
Interest expense:
  Deposits                                                           9,220           10,554                30,919            29,512
  Trust preferred securities                                           506              506                 1,517             1,517
  Other borrowings                                                     573              997                 1,825             2,576
                                                                  --------         --------              --------          --------
    Total interest expense                                          10,299           12,057                34,261            33,605
                                                                  --------         --------              --------          --------
Net interest income                                                 10,476            9,775                30,233            29,293
  Provision for loan losses                                            409              410                 1,147             1,158
                                                                  --------         --------              --------          --------
Net interest income after
  provision for loan losses                                         10,067            9,365                29,086            28,135
Non-interest income:
  Securities losses                                                     (4)               -                  (128)              (36)
  Other income                                                       2,890            2,399                 8,466             6,510
                                                                  --------         --------              --------          --------
    Total non-interest income                                        2,886            2,399                 8,338             6,474
Non-interest expense                                                 8,678            8,079                25,179            24,317
                                                                  --------         --------              --------          --------
Income before income tax                                             4,275            3,685                12,245            10,292
  Income tax expense                                                 1,432            1,212                 4,042             3,022
                                                                  --------         --------              --------          --------
Net income                                                         $ 2,843          $ 2,473               $ 8,203           $ 7,270
                                                                  ========         ========              ========          ========

Comprehensive income                                               $ 4,635          $ 3,967              $ 12,669           $ 8,267
                                                                  ========         ========              ========          ========

Net income per share (basic and diluted)                            $ 0.46           $ 0.40                $ 1.33            $ 1.18
Cash dividends declared                                              0.165            0.157                 0.495             0.466

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                               Nine months ended
                                                                                                  September 30,
                                                                                      -----------------------------------
                                                                                         2001                      2000
                                                                                      ---------                 ---------
Operating Activities
  Net income                                                                            $ 8,203                   $ 7,270
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                                              1,147                     1,158
   Depreciation and amortization                                                          1,459                     1,236
   Net accretion/amortization of securities                                                 362                        89
   Amortization of intangibles                                                            1,472                     1,376
   Investment securities losses                                                             128                        36
   Change in loans held for sale                                                        (12,638)                    1,861
   Change in other assets and liabilities                                                 2,859                      (277)
                                                                                      ---------                 ---------
       Net cash provided by operating activities                                          2,992                    12,749

Investing Activities
   Net change in short term investments                                                    (302)                    1,228
   Proceeds from maturities and payments
     on securities held to maturity                                                       4,171                     4,646
   Purchases of securities available for sale                                          (145,536)                  (26,747)
   Proceeds from sales, maturities and payments
     on securities available for sale                                                   177,000                    32,488
   Net change in loans                                                                    3,277                   (69,700)
   Cash received/(disbursed) for acquisitions                                              (655)                   42,037
   Purchases of restricted stock                                                         (1,339)                       --
   Purchases of premises and equipment                                                   (1,158)                   (1,489)
                                                                                      ---------                 ---------
        Net cash provided (used) by investing activities                                 35,458                   (17,537)

Financing Activities
   Net change in deposits                                                               (44,551)                   40,851
   Short-term borrowings                                                                  6,711                   (28,944)
   Repayment of notes payable                                                            (1,634)                     (343)
   Repayment of FHLB advances                                                            (2,099)                       --
   Cash dividends                                                                        (3,061)                   (3,153)
                                                                                      ---------                 ---------
        Net cash provided (used) by financing activities                                (44,634)                    8,411
                                                                                      ---------                 ---------
Net change in cash and cash equivalents                                                  (6,184)                    3,623
Cash and cash equivalents, beginning of period                                           70,088                    41,879
                                                                                      ---------                 ---------
Cash and cash equivalents, end of period                                                $63,904                   $45,502
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

During the third quarter of 2001, the Company's bid was accepted to acquire a branch in Illinois. The office, which will be merged into Capstone, includes approximately $22 million in deposits and $4 million in loans, and the purchase is expected to result in $550 of intangible assets. The transaction is subject to regulatory approval and is expected to close in the fourth quarter.

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

Effective April 1, 2001, the Company consummated its acquisition of the insurance agencies of Vollmer & Associates, Inc. The transaction was accounted for using the purchase method of accounting. The purchase price consisted of $655 cash and 24,184 shares of Company stock.

NOTE 4 SECURITIES

                                                  September 30, 2001                    December 31,2000
                                                  ------------------                    ----------------
                                                Amortized          Fair            Amortized           Fair
                                                  Cost             Value              Cost             Value
Available for Sale
   Federal agencies                             $163,743         $167,729          $167,925         $167,887
   State and municipal                            31,962           32,872            32,398           32,247
   Corporate and other securities                 28,389           28,466            33,758           32,574
   Mortgage-backed securities                     27,224           27,734            49,225           49,008
                                                --------         --------          --------         --------
     Totals                                      251,318          256,801           283,306          281,716

                                                  September 30, 2001                    December 31,2000
                                                  ------------------                    ----------------
                                                Amortized          Fair            Amortized           Fair
                                                  Cost             Value              Cost             Value
Held to Maturity
   State and municipal                            $7,406           $7,534           $11,587          $11,559
   Corporate and other securities                  1,136            1,255             1,092            1,190
                                                  ------           ------           -------          -------
     Totals                                       $8,542           $8,789           $12,679          $12,749

NOTE 5 LOANS

                                                                      September 30,          December 31,
                                                                           2001                   2000
                                                                        --------                -------
Loans:
   Commercial and industrial loans                                     $  83,888               $ 77,648
   Agricultural production financing                                      23,126                 20,744
   Farm real estate                                                       46,383                 49,284
   Commercial real estate mortgage                                       149,470                138,132
   Residential real estate mortgage                                      355,009                389,622
   Construction and development                                           50,528                 40,813
   Consumer                                                               70,274                 64,548
   State & political                                                       8,129                  9,759
                                                                        --------                -------
     Total loans                                                         786,807                790,550
          Less: Allowance for loan losses                                 (9,397)                (8,716)
                                                                        --------                -------
     Net loans                                                         $ 777,410              $ 781,834
                                                                       =========              =========


                                                                      September 30,          December 31,
                                                                           2001                   2000
                                                                        --------                -------
Non-performing loans:
   Non-accrual loans                                                     $ 9,432                $ 3,454
   Accruing loans contractually past due 90 days
     or more as to principal or interest payments                            849                    532
                                                                        --------                -------
          Total                                                         $ 10,281                $ 3,986
                                                                        ========                =======
          % of total loans                                                 1.31%                  0.50%

NOTE 6 DEPOSITS

                                                                  September 30,          December 31,
                                                                       2001                  2000
                                                              -------------------   --------------------
   Noninterest-bearing demand                                           $ 90,226              $ 103,067
   Interest-bearing demand                                               196,876                173,495
   Savings                                                               198,475                214,443
   Certificates of deposit of $100 or more                               108,167                113,287
   Other certificates and time deposits                                  415,274                449,278
                                                              -------------------   --------------------
     Total deposits                                                  $ 1,009,019            $ 1,053,570
                                                              ===================   ====================


NOTE 7 SHORT-TERM BORROWINGS

                                                                    September 30,          December 31,
                                                                        2001                   2000
                                                                 --------------------   -------------------
Short-term borrowings:
     Federal funds purchased                                                $ 12,600               $ 3,400
     Securities sold under agreement to repurchase                            14,756                17,245
                                                                 --------------------   -------------------
     Total short-term borrowings                                             $27,356               $20,645
                                                                 ====================   ===================

NOTE 8 EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

For the three months ended                      September 30, 2001                             September 30, 2000
                                       ------------------------------------           -------------------------------------
                                                     Weighted         Per                           Weighted         Per
                                         Net          Average         Share             Net          Average        Share
                                       Income         Shares         Amount           Income         Shares         Amount
                                       ------         ------         ------           ------         ------         ------
Basic earnings per share:
Income available to
     common shareholders               $2,843       6,191,232         $0.46           $2,473       6,167,048          $0.40
Effect of dilutive shares                   -               -         =====                -               -          =====
                                       ------       ---------                         ------       ---------
Diluted earnings per share             $2,843       6,191,232         $0.46           $2,473       6,167,048          $0.40
                                       ======       =========         =====           ======       =========          =====



For the nine months ended                       September 30, 2001                             September 30, 2000
                                       ------------------------------------           -------------------------------------
                                                     Weighted         Per                           Weighted         Per
                                         Net          Average         Share             Net          Average        Share
                                       Income         Shares         Amount           Income         Shares         Amount
                                       ------         ------         ------           ------         ------         ------
Basic earnings per share:
Income available to
     common shareholders               $8,203       6,183,259         $1.33           $7,270       6,159,044          $1.18
Effect of dilutive shares                   -               -         =====                -           8,004          =====
                                       ------       ---------                         ------       ---------
Diluted earnings per share             $8,203       6,183,259         $1.33           $7,270       6,167,048          $1.18
                                       ======       =========         =====           ======       =========          =====

Weighted average shares are restated for all stock dividends and splits.

NOTE 9 NEW ACCOUNTING PRONOUNCEMENTS

In 2001, new accounting guidance was issued that requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting after this time. Beginning in 2002, the new guidance revises the accounting for goodwill and intangible assets. Intangible assets with indefinite lives and goodwill will no longer be amortized, but will periodically be reviewed for impairment and written down if impaired. Additional disclosures about intangible assets and goodwill may be required. An initial goodwill impairment test is required during the first six months of 2002. Management is currently evaluating the financial impact of this new standard.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Overview

Indiana United Bancorp ("Company") is a multi-bank, bank holding company that provides an array of financial services and is headquartered in Greensburg, Indiana. On September 30, 2001, the Company controlled four bank subsidiaries, People's Trust Company ("People's"), Union Bank and Trust Company of Indiana ("Union"), Regional Bank ("Regional"), and Capstone Bank, N.A. ("Capstone"). In addition to the banking subsidiaries, the Company owned, either directly or indirectly, the following subsidiaries: The Insurance Group, Inc., IUB Capital Trust, IUB Reinsurance Company, Ltd., People's Investment Company, Ltd., and Union Investment Company, Ltd.

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

Results of Operations

Net income for the third quarter of 2001 increased $370, or 15.0%, to $2,843 compared to the third quarter of 2000 due mainly to a significant increase in the Company's non-interest income and an improvement in net interest margin. Net income for the first nine months of 2001 was $8,203, which represents an increase of 12.8% over the same period last year.

Earnings per share for the third quarter equaled $.46 in 2001, compared to $.40 in 2000, an increase of 15.0%. For the first nine months of 2001, earnings per share were $1.33, or an increase of 12.7% over the $1.18 reported for the same period in 2000. The Company's return on average total assets for the third quarter was .94% in 2001 compared to .85% in 2000. Return on average shareholders' equity (excluding accumulated other comprehensive income) for the third quarter was 13.38% in 2001 and 12.86% in 2000. For the first nine months of 2001, return on average shareholders' equity (excluding accumulated other comprehensive income)

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

was 13.36% versus 13.13% for the same period last year.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Third quarter net interest income of $10,067 in 2001 increased 7.5% over the third quarter of 2000. Net interest income on a tax equivalent basis, reflected as a percentage of average earning assets (net interest margin), was 3.85% for the third quarter of 2001 and 3.70% for the same time frame in 2000. For the first nine months of 2001, the Company's net interest margin was 3.72% compared to 3.79% for the first nine months of 2000. With the significant drop in interest rates, this compression of the net interest margin was common throughout the industry.

Provision for Loan Losses

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Possible Loan Losses".

Non-interest Income

Third quarter non-interest income in 2001 exceeded the prior year by $487 or 20.3%. For the first nine months of 2001, non-interest income increased $1,864, or 28.8%, to $8,338.

Mortgage banking income, which consists of gains and losses on loan sales and service fee income, was $724 for the third quarter of 2001 compared to $280 for the same period in 2000, an increase of $444, or 158.6%. For the first nine months of 2001, mortgage banking income was $1,780 versus $614 for the same period in 2000, an increase of 189.9%. This increase was due to the significant decrease in mortgage interest rates during the first nine months of 2001, which led many customers to refinance their existing loans. The Company elected to sell the majority of these loans while maintaining the servicing rights.

Insurance commissions increased in the third quarter of 2001 to $499 versus $380 for the same period last year. The increase of 31.3% was primarily due to the acquisition of the Vollmer & Associates insurance agencies in April 2001.

 Non-interest Income

                                               Three months ended                        Nine months ended
                                                   September 30,                            September 30,
                                            --------------------------                -------------------------
                                              2001               2000                   2001              2000
                                            -------            -------                -------           -------
 Trust fees                                   $ 100               $ 97                  $ 379             $ 341
 Insurance commissions                          499                380                  1,445             1,130
 Mortgage banking income                        724                280                  1,780               614
 Service charges on deposit accounts            986                958                  2,861             2,581
 Gain (loss) on sales of securities              (4)                 -                   (128)              (36)
 Other income                                   581                684                  2,001             1,844
                                            -------            -------                -------           -------
 Total                                      $ 2,886            $ 2,399                $ 8,338           $ 6,474
                                            =======            =======                =======           =======


                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Non-interest expense

Total non-interest expense was $8,678 for the third quarter of 2001, which represented an increase of $599 from the third quarter of 2000.

The largest component of non-interest expense is personnel expense. Personnel expenses increased in the third quarter of 2001 by $485, or 11.3% compared to the prior year period. For the first nine months of 2001, personnel expense was $14,158, which represented an increase of 7.8% over the comparable period in 2000. Normal staff salary adjustments and increased benefit costs were incurred in 2001. In addition, the Company incurred personnel costs related to the staffing of the new branches acquired from Harrington and the insurance agencies of Vollmer & Associates.

A ratio frequently used to measure the efficiency of a financial institution is computed by dividing non-interest expense by the total of tax-effected net interest income plus non-interest income excluding securities gains or losses. The lower the ratio, the more efficient the Company is in managing net interest margin, non-interest income and non-interest expense. The Company's efficiency ratios were 64.20% for the first nine months of 2001 compared to 66.54% for the same period in 2000. The improvement in the efficiency ratio is due to the increase in mortgage banking income and the Company's continued attention to cost controls.

Non-interest Expense

                                                       Three months ended                       Nine months ended
                                                          September 30,                          September 30,
                                                  --------------------------              ---------------------------
                                                    2001               2000                 2001               2000
                                                  -------            -------              --------           --------
   Salaries and employee benefits                 $ 4,784            $ 4,299              $ 14,158           $ 13,129
   Net occupancy                                      557                565                 1,610              1,561
   Equipment expense                                  784                522                 2,007              1,587
   Merger expenses                                      -                  -                     -                440
   Deposit insurance                                  115                 49                   250                145
   Intangible amortization                            496                462                 1,472              1,379
   Stationary, printing, and supplies                 214                257                   648                684
   Other expenses                                   1,728              1,925                 5,034              5,392
                                                  -------            -------              --------           --------
     Total non-interest expense                   $ 8,678            $ 8,079              $ 25,179           $ 24,317
                                                  =======            =======              ========           ========

Income Taxes

The effective tax rate for the first nine months was 33.0% for 2001 and 29.4% for 2000. The effective tax rate increased compared to the prior year, as First Affiliated was an S-corporation with no corporate income tax during the first four months of 2000. The Company and its subsidiaries will file consolidated income tax returns for 2001.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Financial Condition

Total assets at September 30, 2001 decreased $31,311 since the end of 2000. The decrease was primarily in securities as declining interest rates during the first nine months of 2001 caused the Company to have a significant number of investment securities called. The Company elected to allow higher-priced deposits to mature and not renew in order to offset the decrease in assets. In addition, the Company's loan portfolio decreased slightly in the first nine months of 2001 (see section titled "Loans, Credit Risk, and the Allowance and Provision for Possible Loan Losses" for a discussion of the Company's loan portfolio).

Average earning assets represented 92.8% of average total assets for the first nine months of 2001 compared to 93.4% for the same period of 2000. Average loans represented approximately 76.6% of average deposits in the first nine months of 2001 and 77.5% for the comparable period in 2000. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of assets were 66.0% and 66.9% for the nine-month period ended September 30, 2001 and 2000 respectively.

The decrease in deposits of $44,551 from December 31, 2000 to September 30, 2001 is due mainly to the seasonal fluctuation of deposits as many corporate customers build up cash balances for year-end. In addition, the Company has become less aggressive in competing for higher-priced funds.

Shareholders' equity was $87,992 on September 30, 2001 compared to $78,005 on December 31, 2000. Book value per common share increased to $14.21 or 12.3% from $12.65 at year-end 2000. The unrealized gain on securities available for sale, net of taxes, totaled $3,472 or $.56 per share at September 30, 2001 compared to an unrealized loss of $994 or $.16 per share at December 31, 2000. Excluding the net unrealized gains and losses on securities available for sale, book value per share would be $13.65 at September 30, 2001 or an increase of 6.6% over the comparable book value at year-end 2000.

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

Total loans, excluding those held for sale, decreased $3,743 since December 31, 2000. The commercial loan portfolio, construction and development loans, and consumer loans all grew from December 31, 2000. Offsetting the increases in these portfolios was a decrease in residential real estate loans of approximately $35 million as customers took advantage of the

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

decrease in mortgage interest rates and refinanced their existing loans. The Company, in turn, elected not to retain the majority of these new loans in its own portfolio and instead, sold these in the secondary market.

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 45.1% of total loans at September 30, 2001 and 49.3% at December 31, 2000.

On September 30, 2001, the Company had $14,521 of residential real estate loans held for sale. The Company generally retains the servicing rights on mortgages sold.

The Company regards its ability to identify and correct loan quality problems as one of its greatest strengths. Loans are placed on non-accrual status when in management's judgment the collateral value and/or the borrower's financial condition do not justify accruing interest. As a general rule, commercial and real estate loans are reclassified to non-accruing status at or before becoming 90 days past due. Interest previously recorded but not deemed collectible is reversed and charged against current income. Subsequent interest payments collected on non-accrual loans may thereafter be recognized as interest income or may be applied as a reduction of the loan balance, as circumstances warrant. Non-real estate secured consumer loans are not placed in non-accruing status, but are charged off when policy-determined delinquent status is reached. The provision for loan losses was $1,147 in the first nine months of 2001 compared to $1,158 for the same period in 2000.

Net charge-offs were $466 for the first nine months of 2001 compared to $281 for the comparable period in 2000. On an annualized basis as a percentage of average loans, net charge-offs equaled .08% for the nine-month period ended September 30, 2001.

Foreclosed real estate held by the Company at September 30, 2001 was $717 and $449 at December 31, 2000.

As of September 30, 2001, the Company had $9,432 of loans on non-accrual status compared to $3,454 at December 31, 2000, which represents an increase of $5,978. During the second quarter of 2001, the Company placed a large commercial credit on non-accrual status. This single credit contributed to approximately $4.8 million of the increase in non-accrual loans. Management has reviewed the credit and is of the opinion that adequate allowance allocations have been provided for this loan.

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and the amount and composition of growth expectations. The allowance for loan losses as of September 30, 2001 is considered adequate by management.

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

As of September 30, 2001, $256,801 of investment securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity. An unrealized pre-tax gain of $5,483 was recorded to adjust the AFS portfolio to current market value at September 30, 2001, compared to an unrealized pre-tax loss of $1,590 at December 31, 2000.

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

Deposits generated within local markets provide the major source of funding for earning assets. Total deposits funded 92.1% and 94.9% of total earning assets at September 30, 2001 and December 31, 2000. Total interest-bearing deposits averaged 91.9% and 90.6% of average total deposits for the periods ending September 30, 2001 and December 31, 2000, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

Short-term borrowings increased $6,711 or 32.5% from year-end 2000 as higher-rate certificates of deposit matured and were not aggressively pursued. The Company had FHLB advances of $20,364 outstanding at September 30, 2001. These advances have interest rates ranging from 6.20% to 6.95%. Approximately $20,000 of these advances mature in 2005 or later.

Capital Resources

Total shareholders' equity increased $9,987 to $87,992 at September 30, 2001 as compared to December 31, 2000.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital consists of shareholders' equity, excluding accumulated other comprehensive income, while Tier 1 consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation will constitute Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for credit losses. At September 30, 2000, Tier 1 capital to total average assets was 7.21%. Tier 1

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

capital to risk-adjusted assets was 10.92%. Total capital to risk-adjusted assets was 12.14%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $.165 per share in the third quarter of 2001 versus $.157 for the third quarter of 2000. For the first nine months of 2001 the Company declared and paid common dividends of $.495 per share versus $.466 for the same period in 2000.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 82.9% of total earning assets for the nine months ended September 30, 2001 and 81.7% for the same period in 2000.

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

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

At September 30, 2001, the Company held approximately $360,301 in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons.

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

                             INDIANA UNITED BANCORP
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
               (Dollar amounts in thousands except per share data)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Corporation encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2001 from the analysis and disclosures provided in the Corporation's Form 10-K for the year ended December 31, 2000.

INDIANA UNITED BANCORP

FORM 10-Q

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

         a)  None

         b)  Reports on Form 8-K
              There were no reports filed on Form 8-K for the third quarter of 2001.

No other information is required to be filed under Part II of this form.

INDIANA UNITED BANCORP

FORM 10-Q

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INDIANA UNITED BANCORP


                           November 5, 2001

                           /s/ James L. Saner Sr
                           -----------------------------------
                           James L. Saner Sr
                           President and Chief Executive Officer

                           November 5, 2001

                           /s/ Donald A. Benziger
                           -----------------------------------
                           Donald A. Benziger
                           Senior Vice President & Chief Financial Officer