Form 10-K405
period 2001-12-31
INDIANA UNITED BANCORP
filed 2002-03-25
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

   For the fiscal year ended December 31, 2001 Commission file number 0-12422

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $127,303,646 as of March 20, 2002.

As of March 20, 2002, there were outstanding 6,495,084 common shares, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                    Part of Form 10-K
        Documents                                Into Which Incorporated
        ---------                                -----------------------
2001 Annual Report to Shareholders               Part II (Items 5 through 8)

Definitive Proxy Statement for Annual            Part III (Items 10 through 13)
Meeting of Shareholders to be held
April 24, 2002

EXHIBIT INDEX:  Page 9

FORM 10-K TABLE OF CONTENTS
--------------------------------------------------------------------------------
Part I                                                                   Page

Item  1    Business                                                        3

Item  2    Properties                                                      9

Item  3    Legal Proceedings                                               9

Item  4    Submission of Matters to a Vote of Security Holders             9

Part II

Item  5    Market For the Registrant's Common Equity and Related           9
                       Stockholder Matters

Item  6    Selected Financial Data                                         9

Item  7    Management's Discussion and Analysis of Financial               9
                        Condition and Results of Operations

Item  7A   Quantitative and Qualitative Disclosures About Market Risk      9

Item  8    Financial Statements and Supplementary Data                     9

Item  9    Disagreements on Accounting and Financial Disclosure            10

Part III

Item 10    Directors and Executive Officers of the Registrant          See below

Item 11    Executive Compensation                                      See below

Item 12    Security Ownership of Certain Beneficial Owners and         See below
                       Management

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

                                     PART I
ITEM 1.    BUSINESS
-------------------
(Dollars in thousands except per share data)

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

Effective April 1, 1999, the Company acquired the property and casualty insurance business lines of Andy Anderson Insurance Agency, Inc. d/b/a The Anderson Group, Owensboro, Kentucky ("The Anderson Group"). The results of operations have been included in these financial statements since the acquisition date under the purchase method of accounting. The acquisition was effected by the purchase of net assets and expertise and The Anderson Group was integrated into a newly formed subsidiary of the Company, The Insurance Group, Inc. ("The Insurance Group"). The Company issued 89,207 shares of its common stock to The Anderson Group shareholders, valued at $1,364. Assets totaled $2,180 (including cash of $250) and liabilities assumed of $780. Assets acquired include goodwill of $1,628. Under the agreement, the acquirees will obtain additional shares of company stock as defined in the agreement if certain financial targets are attained during the measurement period, which ends March 31, 2002.

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

On May 1, 2000 the Company consummated its acquisition of First Affiliated Bancorp of Watseka, Illinois and its wholly owned banking subsidiary, Capstone Bank, N. A. The transaction was accounted for using the pooling-of-interests method of accounting. The Company issued 1,122,741 shares of its common stock to the shareholders of First Affiliated Bancorp (adjusted for stock dividends). This includes shares issued to redeem First Affiliated Bancorp stock options. The conversion rate was 4.4167 shares of Company stock for each outstanding share of First Affiliated at the effective date of the merger. Merger and related costs were charged against net income during 2000. The financial information contained herein includes First Affiliated Bancorp for all periods presented.

In September 2000, the company purchased two branches in Marion County. These two facilities were integrated into Union Bank and resulted in the purchase of over $40,000 in deposits.

Also in September 2000, the Company formed two investment subsidiaries, People's Investment Company, Ltd. and Union Investment Company, Ltd. Incorporated in Bermuda, these subsidiaries hold a large portion of both Union Bank's and People's Trust's investment portfolios.

In April 2001, the Company consummated its acquisition of the insurance agencies of Vollmer & Associates, Inc. ("Vollmer"). The transaction was accounted for using the purchase method of accounting. The purchase price consisted of $635 in cash and 24,184 shares of Company stock. The acquisition resulted in goodwill of approximately $1,000. The results of operations have been included since the acquisition date. The Vollmer agencies were subsequently merged into The Insurance Group.

The Company operates 47 offices in Indiana and Illinois. As of December 31, 2001, the Company had consolidated assets of $1,178,392, consolidated deposits of $1,014,687 and shareholders' equity of $87,872.

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

Residential real estate lending has been the largest component of the loan portfolio for many years. All affiliate banks have generated residential mortgages for their own portfolios. In addition, People's Trust has been originating residential mortgages for sale into the secondary market since 1990 and has extended its expertise to the other affiliates so that in 2000 all affiliates originated for the secondary market as well as continued to grow their internal portfolios. At December 31, 2001, the Company was servicing a $293,640 portfolio, which increased from $201,056 and $181,150 at year-end 2000 and 1999. By originating loans for sale in the secondary market, the Company can more fully satisfy customer demand for fixed rate residential mortgages and increase fee income.

The principal source of revenues for the Company is interest and fees on loans, which accounted for 69.6% of total revenues in 2001, 70.2% in 2000 and 67.9% in 1999.

The Company's investment securities portfolio is primarily comprised of U. S. Treasuries, federal agencies, state and municipal bonds, mortgage-backed securities and corporate securities. The Company has classified 97.0% of its investment portfolio as available for sale, with market value changes reported separately in shareholders' equity. Funds invested in the investment portfolio generally represent funds not immediately required to meet loan demand. The Company's investment portfolio accounted for 16.1% of total revenues in 2001, 18.5% in 2000 and 21.1% in 1999. As of December 31, 2001, the Company had not identified any securities as being "high risk" as defined by the FFIEC Supervisory Policy Statement on Securities Activities.

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

EMPLOYEES

As of December 31, 2001, the Company and its subsidiaries had approximately 452 full-time equivalent employees to whom it provides a variety of benefits and with whom it enjoys excellent relations.

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


REGULATION AND SUPERVISION OF THE SUBSIDIARY BANKS

Union Bank, People's Trust, and Regional Bank are supervised, regulated and examined by the Indiana Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation ("FDIC"). Capstone Bank is supervised, regulated and examined by the Office of the Comptroller of the Currency ("OCC"). A cease-and-desist order may be issued against the banks, if the respective agency finds that the activities of the bank represent an unsafe and unsound banking practice or violation of law.

The deposits of all four banking subsidiaries are insured by the Bank Insurance Fund ("BIF") of the FDIC. The FDIC has the authority to change premiums twice per year.

Branching by banks in Indiana is subject to the jurisdiction, and requires the prior approval, of the bank's primary federal regulatory authority and, if the branching bank is a state bank, of the DFI. Under Indiana law, banks may branch anywhere in the state.

The Company is a legal entity separate and distinct from its subsidiary Banks. There are various legal limitations on the extent to which the Banks can supply funds to the Company. The principal source of the Company's funds consists of dividends from its subsidiary Banks. State and Federal law restrict the amount of dividends which may be paid by banks. In addition, the Banks are subject to certain restrictions on extensions of credit to the Company, on investments in the stock or other securities of the Company and in taking such stock or securities as collateral for loans.

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

The Federal Reserve Board has adopted procedures for bank holding companies and foreign banks with U.S. offices to be treated as financial holding companies. Financial holding companies may engage in a broad range of securities, insurance and other financial activities under the Gramm-Leach-Bliley Act. Bank holding companies and foreign banks that meet the relevant qualifications may file elections to become financial holding companies at any time. IUB has chosen not to become a financial holding company and remains a bank holding company.

CAPITAL REQUIREMENTS

The Company and its subsidiary Banks must meet certain minimum capital requirements mandated by the FRB, FDIC and DFI. These regulatory agencies require BHCs and banks to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. The FRB requires BHCs to maintain a minimum Tier 1 leverage ratio of 3 percent capital to total assets; however, for all but the most highly rated institutions which do not anticipate significant growth, the minimum Tier 1 leverage ratio is 3 percent plus an additional cushion of 100 to 200 basis points. As of December 31, 2001, the Company's leverage ratio of capital to total assets was 7.4%. The FRB and FDIC each have approved the imposition of "risk-adjusted" capital ratios on BHCs and financial institutions. The Company's Tier 1 Capital to Risk-Weighted Assets Ratio was 11.4% and its Total Capital to Risk-Weighted Assets Ratio was 12.6% at December 31, 2001. The Company's Banks had capital to asset ratios and risk-adjusted capital ratios at December 31, 2001, in excess of the applicable regulatory minimum requirements.

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

The table on page 8a analyzes the change in net interest income due to rate and volume. Changes due to both rate and volume have been allocated in proportion to the absolute dollar value of rate and volume changes. Volume of loans, securities and deposits primarily account for the increase in net interest income of 2001 over 2000 and 2000 over 1999.

AVERAGE DEPOSITS

The table on page 8b discloses the average deposits for the Company for 2001, 2000 and 1999 and the maturity schedule of the over $100 certificates of deposit at December 31,2001.

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES OF COMMERCIAL AND CONSTRUCTION LOANS AT DECEMBER 31, 2001

Maturities and sensitivity to changes in interest rates of commercial and construction loans at December 31, 2001 are disclosed in the table on page 8c.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The table on page 8d discloses the allocation of the allowance for loan losses to the major loan categories.

Volume/Rate Analysis of Changes in Net Interest Income
          (Tax Equivalent Basis)

------------------------------------------------------------------------------------------------  ----------------------------------
                                                                         2001 OVER 2000                      2000 OVER 1999
------------------------------------------------------------------------------------------------  ----------------------------------
                                                                 Volume       Rate       Total       Volume       Rate       Total
------------------------------------------------------------------------------------------------  ----------------------------------
Interest income
     Loans                                                        2,449      (2,713)   $   (264)   $  9,625    $  1,906    $ 11,531
     Securities                                                  (1,755)         90      (1,665)       (178)       (117)       (295)
     Federal funds sold and money market funds                    1,409        (355)      1,054        (687)        445        (242)
     Short-term investments                                           3           3           6          (2)        (44)        (46)
------------------------------------------------------------------------------------------------  ----------------------------------
             Total interest income                                2,106      (2,975)       (869)      8,758       2,190      10,948
------------------------------------------------------------------------------------------------  ----------------------------------
Interest expense
     Interest-bearing DDA, savings, and money market accounts  $    845    $ (3,573)     (2,728)   $    328    $  1,602    $  1,930
     Certificates of deposit                                   $    278    $   (599)       (321)      3,203       2,075       5,278
     Borrowings                                                    (362)       (621)       (983)        870         318       1,188
     Trust preferred securities                                      --          --          --          --          --          --
------------------------------------------------------------------------------------------------  ----------------------------------
             Total interest expense                                 761      (4,793)     (4,032)      4,401       3,995       8,396
------------------------------------------------------------------------------------------------  ----------------------------------
Change in net interest income                                  $  1,345    $  1,818       3,163    $  4,357    $ (1,805)      2,552
                                                               --------------------               ---------------------
Change in tax equivalent adjustment                                                         484                                (720)
------------------------------------------------------------------------------------------------  ----------------------------------
Change in net interest income before
        tax equivalent adjustment                                                      $  2,679                            $  3,272
------------------------------------------------------------------------------------------------  ----------------------------------

                                       8a

Average Deposits

------------------------------------------------  -------------------------  -------------------------
                                     2001                      2000                        1999
------------------------------------------------  -------------------------  -------------------------
                             Amount       Rate         Amount        Rate          Amount       Rate
------------------------------------------------  -------------------------  -------------------------
Demand                    $   85,317                $   93,987                  $   88,752
Interest Bearing Demand      182,557      1.55%        216,303       3.52%         231,633      2.77%
Savings                      218,792      2.69         146,102       2.64          112,839      2.76
Certificates of Deposit      545,458      5.45         540,353       5.56          482,500      5.13
------------------------------------              ------------               -------------
       Totals             $1,032,124      3.72%     $  996,745       4.16%      $  915,724      3.74%
                          ==========                ==========                  ==========

As of December 31, 2000, certificates of deposit and other time deposits of $100 or more mature as follows:

          3 months or less   4-6 months   6-12 months   over 12 months   Total
          ----------------   ----------   -----------   --------------   -----
Amount        $26,470          $26,209      $21,226        $13,575      $87,480
Percent           30%              30%          24%            16%


                                       8b

Maturities and Sensitivity to Changes in Interest Rates of Commercial and Construction Loans at December 31, 2000

----------------------------------------------------------------------------------------------------------------------
                                                          Due:    Within 1 Year  1 - 5 Years  Over 5 years   Total
----------------------------------------------------------------------------------------------------------------------
Loan Type
      Commercial and industrial                                      $ 34,408      $ 36,036     $ 11,364      81,808
      Agricultural production financing and other loans to farmers     12,826         6,524        1,376      20,726
      Construction and development                                     27,175         2,887        4,068      34,130
----------------------------------------------------------------------------------------------------------------------
          Totals                                                     $ 74,409      $ 45,447     $ 16,808    $136,664
----------------------------------------------------------------------------------------------------------------------

          Percent                                                          54%           33%          12%        100%
----------------------------------------------------------------------------------------------------------------------

Rate Sensitivity

     Fixed Rate                                                      $ 18,374      $ 15,363     $ 11,204    $ 44,941
     Variable Rate                                                     85,072         6,651           --      91,723
----------------------------------------------------------------------------------------------------------------------
          Totals                                                     $103,446      $ 22,014     $ 11,204    $136,664
----------------------------------------------------------------------------------------------------------------------


                                       8c

Allocation of the Allowance for Loan Losses

-------------------------------------------  -----------------  -----------------  -----------------  -----------------
                                2001               2000               1999               1998               1997

                                   Percent            Percent            Percent            Percent            Percent
                                   of loans           of loans           of loans           of loans           of loans
                                   to total           to total           to total           to total           to total
December 31               Amount    loans    Amount    loans    Amount    loans    Amount    loans    Amount    loans
-----------------------------------------------------------------------------------------------------------------------
Real estate
  Residential             $2,159       43%   $1,076       47%   $  598       46%   $  445       45%   $  331       44%
  Farm real estate           301        6       442        6       397        6       325        7        20        8
  Commercial               2,453       20     1,004       16       829       15       765       18       327       18
  Construction and
    development              858        7       909        6       965        7       830        6        66        3
-------------------------------------------------------------   ----------------   -----------------  -----------------
      Total real estate    5,771       75     3,431       75     2,789       74     2,365       76       744       73
-------------------------------------------------------------   ----------------   -----------------  -----------------
Commercial
  Agribusiness               368        3       965        3     1,011        3       962        3       407        3
  Other commercial         1,349       11     1,204       12       812       11       516        8       591        9
-------------------------------------------------------------   ----------------   -----------------  -----------------
      Total Commercial     1,717       14     2,169       15     1,823       14     1,478       11       998       13
-------------------------------------------------------------   ----------------   -----------------  -----------------
Consumer                     952       11     1,349       10     1,413       12     1,155       13       611       14
Unallocated                  554              1,767              1,693              1,602              3,619
-------------------------------------------------------------   ----------------   -----------------  -----------------
      Total               $8,994      100%   $8,716      100%   $7,718      100%   $6,600      100%   $5,972      100%
-------------------------------------------------------------   ----------------   -----------------  -----------------


                                       8d

INVESTMENT SECURITIES

The composition and maturity of the investment portfolio is depicted in the table on page 8e.

ITEM 2.  PROPERTIES
-------------------
(Dollars in Thousands)

Indiana United Bancorp owns no physical properties. In February 2002, the Company entered into a five-year lease of 28,000 square feet of space to be used as an operations center in Greensburg, Indiana. Its subsidiaries own, or lease, all of the facilities from which they conduct business. The Company has 47 locations of which People's Trust has 20, Union Bank has 16, Regional Bank has 6, and Capstone has 5. At December 31, 2001, the Company had $16,840 invested in premises and equipment.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The subsidiaries may be parties (both plaintiff and defendant) to ordinary litigation incidental to the conduct of business. Management is presently not aware of any material claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted during the fourth quarter of 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
--------------------------------------------------------------------------

The information required under this item is incorporated by reference to the information provided in the "Shareholder Information" section on the inside back cover page of the Company's Annual Report to Shareholders filed with this report as Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The information required under this item is incorporated by reference to the information provided on page 11 of the Company's Annual Report to Shareholders filed with this report as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-------------------------------------------------------------

In connection with its audits for the three most recent fiscal years ended December 31, 2001, there have been no disagreements with the Company's independent certified public accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                    Included in
(a) 1. Financial statements                                        Annual Report
         Indiana United Bancorp and Subsidiary
            Independent auditor's report                                22
            Consolidated balance sheets at December 31, 2001 and 2000   23
            Consolidated statements of income, years ended December     24
                31, 2001, 2000 and 1999.
            Consolidated statements of shareholders' equity, years      25
                ended December 31, 2001, 2000 and 1999
            Consolidated statements of cash flows, years ended          26
                December 31, 2001, 2000 and 1999
            Notes to consolidated financial statements                27-39

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

             4.5 Form of Agreement as to Expenses and Liabilities dated as of December 12, 1997 between Registrant and IUB Capital Trust (incorporated by reference to such Agreement included as an exhibit to Exhibit 4.5 to the Registration Statement on Form S-2 of the Registrant filed November 19, 1997 with the Commission (Registration No. 333-40579)).

             10.1 Form of Employment Agreement between the Registrant and James
L. Saner, Sr. (incorporated by reference to Annex A to the Proxy
Statement/Prospectus that is part of the Registration Statement on Form S-4 filed March 18, 1998 with the Commission (Registration No. 333-48057)).

             10.2 Form of Executive Severance Agreement dated January 16, 2001 between the Registrant and James L. Saner, Sr. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31,2000 filed March 30, 2001 with the Commission (Commission File No. 0-12422)).

             10.3 Form of Executive Severance Agreement dated January 16, 2001 between the Registrant and the following Named Executive Officers: Michael K. Bauer, Donald A. Benziger and Daryl R. Tressler (incorporated by reference to
Exhibit 10.2 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31,2000 filed March 30, 2001 with the Commission (Commission File No. 0-12422)).

             13 2001 Annual report to Shareholders (Except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K).

             21 List of subsidiaries of the Registrant.

             23.1 Consent of Crowe, Chizek and Company LLP

(b)      Reports on Form 8-K

     None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 25th day of March, 2002.

                                                INDIANA UNITED BANCORP

                                                /s/ James L. Saner, Sr.
                                                ------------------------------
                                                James L. Saner, Sr., President
                                                And Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities with the Company and on the dates indicated.


           Signature                 Capacity                        Date
           ---------                 --------                        ----

    /s/ Eric E. Anderson
--------------------------------
        Eric E. Anderson             Director                   March 18, 2002

   /s/ William G. Barron
--------------------------------
       William G. Barron             Director                   March 18, 2002

    /s/ Dale J. Deffner
--------------------------------
        Dale J. Deffner              Director                   March 18, 2002

      /s/ Don Dunevant
--------------------------------
          Don Dunevant               Director                   March 18, 2002

    /s/ Philip A. Frantz
--------------------------------
        Philip A. Frantz             Director                   March 18, 2002

    /s/ Rick S. Hartman
--------------------------------
        Rick S. Hartman              Director                   March 18, 2002

    /s/ Robert E. Hoptry
--------------------------------
        Robert E. Hoptry             Director                   March 18, 2002
                                     Chairman of the
                                     Board

   /s/ Edward J. Zoeller
--------------------------------
       Edward J. Zoeller             Director                   March 18, 2002


   /s/ James M. Anderson
--------------------------------
       James M. Anderson             Controller &               March 18, 2002
                                     Principal
                                     Accounting Officer

   /s/ Donald A. Benziger
--------------------------------
       Donald A. Benziger            Senior Vice                March 18, 2002
                                     President &
                                     Chief Financial
                                     Officer

  /s/ James L. Saner, Sr.
--------------------------------
      James L. Saner, Sr.            Director                   March 18, 2002
                                     President & Chief
                                     Executive Officer