Form 10-Q
period 2002-03-31
INDIANA UNITED BANCORP
filed 2002-05-13
CIK 720002

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED MARCH 31, 2002

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

     As of May 10, 2002 there were outstanding 6,495,084 shares, without par value of the registrant.

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

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Dollars in thousands except per share data)

                                                                   (Unaudited)
                                                                    March 31,        December 31,
                                                                       2002             2001
                                                                   -----------      -----------
Assets
  Cash and due from banks                                          $    35,560      $    54,068
  Money market fund                                                     23,943            5,351
  Federal funds sold                                                     1,975               --
                                                                   -----------      -----------
        Cash and cash equivalents                                       61,478           59,419
  Interest-bearing time deposits                                            --              599
  Securities
    Available for sale                                                 289,908          268,136
    Held to maturity (fair value of $7,227 and $8,292)                   7,098            8,168
  Loans held for sale                                                    7,976           23,256
  Loans, net of allowance for loan losses of $9,236 and $8,894         743,080          751,891
  Premises and equipment (net)                                          18,104           16,840
  Restricted stock, at cost                                              5,674            5,109
  Goodwill                                                               2,673            2,673
  Intangible assets                                                     20,247           20,142
  Other assets                                                          21,013           22,159
                                                                   -----------      -----------
            Total assets                                           $ 1,177,251      $ 1,178,392
                                                                   ===========      ===========

Liabilities
  Deposits
    Noninterest-bearing                                            $    89,321      $   103,391
    Interest-bearing                                                   902,318          911,296
                                                                   -----------      -----------
            Total deposits                                             991,639        1,014,687
  Securities sold under agreement to repurchase                         17,957           15,478
  Federal Home Loan Bank advances                                       40,287           20,346
  Notes payable                                                          4,050            4,062
  Other liabilities                                                     11,930           13,522
                                                                   -----------      -----------
           Subtotal                                                  1,065,863        1,068,095

Guaranteed preferred beneficial interests in
  company's subordinated debentures                                     22,425           22,425

Shareholders' equity
    Preferred stock no par value
      Authorized - 400,000 shares
      Issued and outstanding - none                                         --               --
  Common stock $.50 stated value:
     Authorized - 10,000,000 shares, Issued 6,500,084 and 6,191,232 and
     outstanding - 6,495,084 and 6,191,232 shares                        3,251            3,096
  Common stock to be distributed                                            --              155
  Treasury stock - 5,000 shares                                            (93)              --
  Additional paid-in capital                                            35,385           35,385
  Retained earnings                                                     50,026           47,806
  Accumulated other comprehensive income                                   394            1,430
                                                                   -----------      -----------
           Total shareholders' equity                                   88,963           87,872
                                                                   -----------      -----------
           Total liabilities and shareholders' equity              $ 1,177,251      $ 1,178,392
                                                                   ===========      ===========

See notes to consolidated condensed financial statements.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                                               Three months ended
                                                                    March 31,
                                                                    ---------
                                                                2002       2001
                                                              -------     -------
Interest income:
  Loans, including fees                                       $14,610     $17,322
  Investment securities                                         3,600       4,135
  Other                                                           155         855
                                                              -------     -------
    Total interest income                                      18,365      22,312
                                                              -------     -------
Interest expense:
  Deposits                                                      6,295      11,285
  Trust preferred securities                                      506         506
  Other borrowings                                                501         667
                                                              -------     -------
    Total interest expense                                      7,302      12,458
                                                              -------     -------
Net interest income                                            11,063       9,854
  Provision for loan losses                                       550         369
                                                              -------     -------
Net interest income after
  provision for loan losses                                    10,513       9,485
Non-interest income:
  Securities gains                                                128          13
  Other income                                                  3,371       2,543
                                                              -------     -------
    Total non-interest income                                   3,499       2,556
Non-interest expense                                            8,882       8,234
                                                              -------     -------
Income before income tax                                        5,130       3,807
  Income tax expense                                            1,794       1,233
                                                              -------     -------
Net income                                                    $ 3,336     $ 2,574
                                                              =======     =======
Comprehensive income                                          $ 2,300     $ 4,747
                                                              =======     =======

Net income per share (basic and diluted)                      $  0.51     $  0.40
Cash dividends declared                                         0.170       0.157

See notes to consolidated condensed financial statements

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                             (Dollars in thousands)

                                                                Three months ended
                                                                     March 31,
                                                                     ---------
                                                                2002           2001
                                                             ---------      ---------
Operating Activities
  Net income                                                 $   3,336      $   2,574
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                       550            369
   Depreciation and amortization                                   594            529
   Amortization of intangibles                                     433            482
   Investment securities gains                                    (128)           (13)
   Change in loans held for sale                                15,280         (7,323)
   Change in other assets and liabilities                           48          3,460
                                                             ---------      ---------
       Net cash provided by operating activities                20,113             78

Investing Activities
   Net change in short term investments                            599           (998)
   Proceeds from maturities and payments
     on securities held to maturity                              1,077          3,146
   Purchases of securities available for sale                  (62,047)       (28,046)
   Proceeds from maturities and payments
     on securities available for sale                           27,932         97,640
   Proceeds from sales of securities available for sale         10,757
   Loan originations and payments, net                          11,460          2,759
   Purchases of restricted stock                                  (565)            --
   Purchases of premises and equipment                            (940)          (365)
                                                             ---------      ---------
        Net cash provided (used) by investing activities       (11,727)        74,136

Financing Activities
   Net change in deposits                                      (43,180)       (20,663)
   Short-term borrowings                                         2,479         (7,345)
   Repayment of notes payable                                      (12)          (806)
   Repayment of FHLB advances                                      (59)           (64)
   Proceeds from FHLB borrowings                                20,000             --
   Purchase of treasury shares                                     (93)            --
   Cash dividends and fractional shares                         (1,116)        (1,026)
   Cash received from branch acquisitions                       15,654             --
                                                             ---------      ---------
        Net cash used by financing activities                   (6,327)       (29,904)
                                                             ---------      ---------
Net change in cash and cash equivalents                          2,059         44,310
Cash and cash equivalents, beginning of period                  59,419         70,088
                                                             ---------      ---------
Cash and cash equivalents, end of period                     $  61,478      $ 114,398
                                                             =========      =========


See notes to consolidated condensed financial statements.

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by Indiana United Bancorp ("Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature.


NOTE 2 BRANCH ACQUISITIONS

During the first quarter of 2002, the Company acquired one branch located in Grant Park, Illinois. The transaction was accounted for using the purchase method of accounting. The results of operations have been included since the transaction date. The total fair value of assets acquired and liabilities assumed was $20,244 including cash of $15,654, loans of $3,199 and deposits of $20,132. A core deposit intangible was recorded of $538. This branch was merged into Capstone.

In February of 2002, the Company was the successful bidder to acquire four branches. The acquisition will be accounted for under the purchase method of accounting. Total assets and liabilities to be acquired are estimated at $50,000. The transaction is expected to close in the second or third quarter of 2002.

NOTE 3 BUSINESS COMBINATIONS

Effective April 1, 2001, the Company consummated its acquisition of the insurance agencies of Vollmer & Associates, Inc. The transaction was accounted for using the purchase method of accounting. The purchase price consisted of $655 cash and 25,393 shares of Company stock.


NOTE 4 - INVESTMENT SECURITIES

The fair value of securities available for sale and related gains and losses recognized in accumulated other comprehensive income were as follows:

                                                                   Gross             Gross
                                                 Fair            Unrealized       Unrealized
As of March 31, 2002                             Value             Gains            Losses
--------------------------------------------------------------------------------------------
Available for Sale
   Federal agencies                             $101,381           $1,419             ($677)
   State and municipal                            45,405              614              (168)
   Mortgage-backed securities                    121,295              915              (602)
   Equity and other securities                    21,827              188            (1,082)
--------------------------------------------------------------------------------------------
     Total available for sale                   $289,908           $3,136           ($2,529)
--------------------------------------------------------------------------------------------

As of December 31, 2001
----------------------------------------
Available for Sale
   Federal agencies                              $97,654           $2,205             ($113)
   State and municipal                            41,920              558              (600)
   Mortgage-backed securities                    102,086              970              (505)
   Equity and other securities                    26,476              565              (852)
--------------------------------------------------------------------------------------------
     Total available for sale                   $268,136           $4,298           ($2,070)
--------------------------------------------------------------------------------------------

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

                                                                    Gross             Gross
                                                 Carrying        Unrecognized      Unrecognized      Fair
As of March 31, 2002                              Amount            Gains             Losses         Value
-----------------------------------------------------------------------------------------------------------
 Held to Maturity
   State and municipal                            $5,937             $ 70              $(12)        $5,995
   Other securities                                1,161               71                 -          1,232
-----------------------------------------------------------------------------------------------------------
     Total held to maturity                       $7,098             $141              ($12)        $7,227
-----------------------------------------------------------------------------------------------------------

As of December 31, 2001
----------------------------------------
 Held to Maturity
   State and municipal                            $7,018              $68              ($38)        $7,048
   Other securities                                1,150               94                 -          1,244
-----------------------------------------------------------------------------------------------------------
     Total held to maturity                       $8,168             $162              ($38)        $8,292
-----------------------------------------------------------------------------------------------------------


NOTE 5 - LOANS AND ALLOWANCE

                                                      March 31     December 31
                                                        2002           2001
-----------------------------------------------------------------------------
Commercial and industrial loans                       $ 91,820       $ 89,706
Agricultural real estate and production                 64,488         67,250
Commercial real estate                                 103,470        106,522
Hotel                                                   75,657         74,888
Residential real estate                                324,985        318,332
Construction and development                            20,376         34,130
Consumer                                                71,520         69,957
                                                     ---------      ---------
           Total loans                                 752,316        760,785
Allowance for loan lossess                              (9,236)        (8,894)
-----------------------------------------------------------------------------
           Net loans                                 $ 743,080      $ 751,891
=============================================================================


NOTE 6 - DEPOSITS                                   March 31,      December 31,
                                                       2002            2001
                                                       ----            ----

   Noninterest-bearing demand                         $ 89,321        $ 103,391
   Interest-bearing demand                             186,975          212,812
   Savings                                             232,623          223,640
   Certificates of deposit of $100 or more              94,366           87,480
   Other certificates and time deposits                388,354          387,364
                                                  ------------    -------------
     Total deposits                                  $ 991,639      $ 1,014,687
                                                  ============    =============

NOTE 7 EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

For the three months ended                    March 31, 2002                                 March 31, 2001
                                 ------------------------------------------      ------------------------------------------
                                                  Weighted         Per                           Weighted          Per
                                     Net          Average         Share             Net          Average          Share
                                    Income         Shares         Amount           Income         Shares         Amount
                                    ------         ------         ------           ------         ------         ------
Basic earnings per share:
Income available to
     common shareholders               $3,336       6,497,028         $0.51           $2,574       6,474,853          $0.40
                                                                ===========                                     ===========
Effect of dilutive shares                   -               -                              -               -
                                 ------------   -------------                    -----------    ------------
Diluted earnings per share             $3,336       6,497,028         $0.51           $2,574       6,474,853          $0.40
                                 ============   =============   ===========      ===========    ============    ===========

Weighted average shares are restated for all stock dividends and exclude treasury shares.

Note 8 New Accounting Pronouncements

A new accounting standard requires all business combinations to be recorded using the purchase method of accounting. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets with finite useful lives will continue to amortize under the new standard, whereas goodwill ceased being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Amounts previously recorded as goodwill from depository institution branch acquisitions are not presently considered to be goodwill under the new standard and these amounts will continue to be amortized.

The Corporation expects to complete the first step of its impairment testing of goodwill by the end of the second quarter. Goodwill is not being amortized in 2002, but was amortized in 2001. If goodwill had not been amortized in 2001, the effect on March 31, 2001 net income would have been a net increase of $32, consisting of reduced amortization expense of $53 and increased income tax expense of $21, and earnings per share would have been unchanged.

All intangible assets are subject to amortization, and amortization expense was $433 and $482 for the first quarter of 2002 and 2001. Estimated amortization expense for the next five years is as follows: 2002 $1,741, 2003 $1,687, 2004 $1,655, 2005 $1,655, 2006 $1,655. Intangible assets subject to amortization are as follows:

                                                        Gross       Accumulated
                                                        Amount      Amortization
March 31, 2002:
          Core deposit intangible                      $  9,597       $  3,105
          Unidentified branch acquisition intangible     16,358          2,603
                                                       --------       --------
                Total                                  $ 25,955       $  5,708

December 31, 2001:
          Core deposit intangible                      $  9,059       $  2,879
          Unidentified branch acquisition intangible     16,358          2,396
                                                       --------       --------
                Total                                  $ 25,417       $  5,275

Effective January 1, 2002, the Corporation adopted a new accounting standard on impairment and disposal of long-lived assets. The effect of this new standard was not material to the financial statements.

A new accounting standard regarding asset retirement obligations will apply for 2003. Management does not believe this standard will have a material effect on the Corporation's financial statements.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Overview

Indiana United Bancorp ("Company") is a multi-bank, bank holding company that provides an array of financial services and is headquartered in Greensburg, Indiana. On March 31, 2002, the Company controlled four bank subsidiaries, People's Trust Company ("People's"), Union Bank and Trust Company of Indiana ("Union"), Regional Bank ("Regional"), and Capstone Bank, N.A. ("Capstone"). In addition to the banking subsidiaries, the Company owned, either directly or indirectly, the following subsidiaries: The Insurance Group, Inc., IUB Capital Trust, IUB Reinsurance Company, Ltd., People's Investment Company, Ltd., PTC Investments, Inc., RB Investments, Inc. and Union Investment Company, Ltd.

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

Results of Operations

Net income for the first quarter of 2002 increased $762, or 29.6%, to $3,336 compared to the first quarter of 2001 due primarily to a significant increase in the Company's non-interest income and an improvement in net interest income. Earnings per share for the first quarter equaled $.51 in 2002, compared to $.40 in 2001, an increase of 27.5%. The Company realized after-tax gains related to sales of investment securities and the sale of its merchant credit card processing portfolio of approximately $175, which represents $.03 per share on an after-tax basis. Excluding these items, the Company's earnings per share would have been $.48 per share, an increase of 20.0% as compared to the first quarter of 2001. The Company's return on average total assets for the first quarter was 1.15% in 2002 compared to .87% in 2001. Return on average shareholders' equity for the first quarter was 15.09% in 2002 and 13.06% in 2001.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. First quarter net interest income of $11,063 in 2002 was an increase of 12.3% over the first quarter of 2001. Net interest income on a tax equivalent basis, reflected as a percentage of average earning assets (net interest margin), was 4.23% for the first quarter of 2002 and 3.65% for the same time frame in 2001. The increase in the Company's net interest margin was primarily due to the repricing and runoff of higher priced CDs and the repricing of core deposits at market rates.

Provision for Loan Losses

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Possible Loan Losses".

Non-interest Income

First quarter non-interest income for 2002 was $3,499, which was an increase over the same period a year ago of $943 and 36.8%. Mortgage banking income, which consists of gains and losses on loan sales and service fee income, was $1,065 for the first quarter of 2002 compared to $337 for the same period in 2001, an increase of $728, or 216.0%. This increase was due to the significant decrease in mortgage interest rates over the past twelve months, which caused a high demand for mortgage loans. The Company elected to sell the majority of the fixed rate loans while maintaining the servicing rights. Insurance commissions increased in the first quarter of 2002 to $559 versus $381 for the same period last year. The increase of 46.7% was primarily due to the acquisition of the Vollmer & Associates insurance agencies in April 2001.

Non-interest Income
                                       Three months ended
                                            March 31,
                                       ------------------
                                         2002       2001
                                        ------     ------
Insurance commissions                   $  559     $  381
Fiduciary activities                       197        165
Mortgage banking income                  1,065        337
Service charges on deposit accounts        905        876
Gain (loss) on sales of securities         128         13
Other income                               645        784
                                        ------     ------
Total                                   $3,499     $2,556
                                        ======     ======

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Non-interest expense

Total non-interest expense was $8,882 for the first quarter of 2002, which represented an increase of $648 from the first quarter of 2001. The largest component of non-interest expense is personnel expense. Personnel expenses increased in the first quarter of 2002 by $272, or 5.8% compared to the prior year period. Normal staff salary adjustments and increased benefit costs were incurred in 2002. In addition, the Company incurred personnel costs related to the acquisition of the insurance offices of Vollmer & Associates.

A ratio frequently used to measure the efficiency of a financial institution is computed by dividing non-interest expense by the total of tax-effected net interest income plus non-interest income excluding securities gains or losses. The lower the ratio, the more efficient the Company is in managing net interest margin, non-interest income and non-interest expense. The Company's efficiency ratios were 60.1% for the first quarter of 2002 compared to 65.2% for the same period in 2001. The improvement in the efficiency ratio is due to the increase in mortgage banking income and the Company's continued attention to cost controls.

Non-interest Expense
                                      Three months ended
                                           March 31,
                                      ------------------
                                        2002       2001
                                       ------     ------
Salaries and employee benefits         $5,002     $4,730
Net occupancy                             505        543
Equipment                                 599        565
Intangible amortization                   433        482
Stationary, printing, and supplies        254        227
Telephone                                 240        184
Other                                   1,849      1,503
                                       ------     ------
  Total non-interest expense           $8,882     $8,234
                                       ======     ======

Income Taxes

The effective tax rate for the first three months was 35.0% for 2002 and 32.4% for 2001. The increase in the effective tax rate compared to the prior year was a direct result of higher pre-tax income of which the incremental portion was generally taxable at the highest tax rate. The Company and its subsidiaries will file consolidated income tax returns for 2002.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Financial Condition

Total assets at March 31, 2002 were $1,177,251 compared to $1,178,392 as of December 31, 2001. Average earning assets represented 92.7% of average total assets for the first three months of 2002 compared to 92.5% for the same period of 2001. Average loans represented approximately 76.7% of average deposits in the first three months of 2002 and 75.6% for the comparable period in 2001. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 65.2% and 65.4% for the three-month period ended March 31, 2002 and 2001 respectively.

The decrease in deposits of $23,048 from December 31, 2001 to March 31, 2002 is due mainly to the seasonal fluctuation of deposits as many corporate customers build up cash balances for year-end. In addition, the Company has become less aggressive in competing for higher-priced funds.

Shareholders' equity was $88,963 on March 31, 2002 compared to $87,872 on December 31, 2001. Book value per common share was $13.70 versus $13.52 at year-end 2001. The unrealized gain on securities available for sale, net of taxes, totaled $394 or $.06 per share at March 31, 2002 compared to $1,430 or $.22 per share at December 31, 2001. Excluding the net unrealized gains and losses on securities available for sale, book value per share would have been $13.64 at March 31, 2002 or an increase of 2.6% over the comparable book value at year-end 2001.

Loans, Credit Risk and the Allowance and Provision for Possible Loan Losses

Loans remain the Company's largest concentration of assets and, by their nature, carry a higher degree of risk. The loan underwriting standards observed by the Company's subsidiaries are viewed by management as a means of controlling problem loans and the resulting charge-offs.

The Company's loan underwriting standards have historically resulted in lower levels of net charge-offs than peer bank averages. The Company also believes credit risks may be elevated if undue concentrations of loans in specific industry segments and to out-of-area borrowers are incurred. Accordingly, the Company's Board of Directors regularly monitors such concentrations to determine compliance with its loan allocation policy. The Company believes it has no undue concentrations of loans.

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 43.2% of total loans at March 31, 2002 and 41.8% at December 31, 2001.

On March 31, 2002, the Company had $7,976 of residential real estate loans held for sale, which was a decrease from the year-end balance of $23,256 as new loan originations slowed during the first quarter. The Company generally retains the servicing rights on mortgages sold.

The provision for loan losses was $550 in the first three months of 2002 compared to $369 for the same period in 2001. Net charge-offs were $208 for the first three months of 2002 compared to $90 for the comparable period in 2001. On an annualized basis as a percentage of average loans, net charge-offs equaled ..11% for the three-month period ended March 31, 2002, compared to .05% for the comparable period in 2001.

Foreclosed real estate held by the Company at March 31, 2002 was $858 and $733 at December 31, 2001.

Total non-performing assets were $12.5 million as of March 31, 2002 compared to $4.7 million as of March 31, 2001 and represented 1.07% of total assets at March 31, 2002 versus 0.39% one year ago. The increase in non-performing assets is primarily related to two commercial credits totaling $5.7 million that were classified as non-accrual loans during 2001. The Company's management has reviewed these two credits and an allowance allocation has been provided for these loans.

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and information about specific borrower situations. The allowance for loan losses as of March 31, 2002 is considered adequate by management.

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

As of March 31, 2002, $289,908 of investment securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity. An unrealized pre-tax gain of $607 was recorded to adjust the AFS portfolio to current market value at March 31, 2002, compared to an unrealized pre-tax gain of $2,228 at December 31, 2001. AFS securities increased $21,777. With favorable interest rates, the Company determined that it would have a favorable impact on net interest income by increasing borrowings and investing in securities. Much of the increase in AFS securities and FHLB advances is attributable to this activity.

In September 2000, the Company formed two investment subsidiaries, People's Investment Company, Ltd. and Union Investment Company, Ltd., which are incorporated in Bermuda. Effective January 1, 2002 the Company formed two additional investment subsidiaries, PTC Investments, Inc. and RB Investments, Inc., which are incorporated in Nevada. These subsidiaries hold a large portion of the Company's investment portfolios and were formed with the intent to enhance the organization's profitability.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreement to repurchase ("agreements") and shareholders' equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Total deposits funded 91.8% and 93.8% of total earning assets at March 31, 2002 and December 31, 2001. Total interest-bearing deposits averaged 90.8% and 91.7% of average total deposits for the periods ending March 31, 2002 and December 31, 2001, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

Repurchase agreements increased $2,479 or 16.0% from year-end 2001 as higher-rate certificates of deposit matured and were not aggressively pursued. The Company had FHLB advances of $40,287 outstanding at March 31, 2002. These advances have interest rates ranging from 2.26% to 6.95% with $10,000 maturing in the third quarter of 2002 and the first quarter of 2004. Approximately $20,000 of these advances mature in 2005 or later.

Capital Resources

Total shareholders' equity increased $1,091 to $88,963 at March 31, 2002 as compared to December 31, 2001.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital consists of shareholders' equity, excluding accumulated other comprehensive income, while Tier 1 consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for credit losses. At March 31, 2002, Tier 1 capital to total average assets was 7.22%. Tier 1

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

capital to risk-adjusted assets was 11.14%. Total capital to risk-adjusted assets was 12.39%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $.17 per share in the first quarter of 2002 versus $.157 for the first quarter of 2001.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 83.6% of total earning assets for the three months ended March 31, 2002 and 82.6% for the same period in 2001.

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

                             INDIANA UNITED BANCORP
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

At March 31, 2002, the Company held approximately $390,910 in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons.

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

                             INDIANA UNITED BANCORP
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
               (Dollar amounts in thousands except per share data)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Corporation encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2002 from the analysis and disclosures provided in the Corporation's Form 10-K for the year ended December 31, 2001.

INDIANA UNITED BANCORP

FORM 10-Q

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

         a)  None

         b)  Reports on Form 8-K
              There were no reports filed on Form 8-K for the first quarter of 2002.

No other information is required to be filed under Part II of this form.

INDIANA UNITED BANCORP

FORM 10-Q

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INDIANA UNITED BANCORP


                           May 10, 2002

                           /s/ James L. Saner Sr
                           -------------------------------------------------
                           James L. Saner Sr
                           President and Chief Executive Officer

                           May 10, 2002

                           /s/ Donald A. Benziger
                           -------------------------------------------------
                           Donald A. Benziger
                           Senior Vice President & Chief Financial Officer


                           May 10, 2002

                           /s/ James M. Anderson
                           -------------------------------------------------
                           James M. Anderson
                           Controller & Principal Accounting Officer