Form 10-Q
period 2002-06-30
MAINSOURCE FINANCIAL GROUP
filed 2002-08-14
CIK 720002

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         FOR QUARTER ENDED JUNE 30, 2002

                         COMMISSION FILE NUMBER 0-12422

                        MAINSOURCE FINANCIAL GROUP, INC.
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

                             INDIANA UNITED BANCORP
                             ----------------------
         (Former name, former address and former fiscal year, if changed since last report.)

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

     As of August 9, 2002 there were outstanding 6,473,873 shares, without par value of the registrant.

                        MAINSOURCE FINANCIAL GROUP, INC.

                                    FORM 10-Q

                                      INDEX




------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION                                           Page

Item 1.  Financial Statements

Consolidated Condensed Balance Sheets                                     3

Consolidated Condensed Statements of Income and Comprehensive Income      4

Consolidated Condensed Statements of Cash Flows                           5

Notes to Consolidated Condensed Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial                10
   Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       18

Item 4.  Submission of Matters to a Vote of Security Holders              19

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 20

Signatures                                                                21

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Dollars in thousands except per share data)

                                                                  (Unaudited)
                                                                    June 30,      December 31,
                                                                     2002            2001
                                                                  -----------     -----------
Assets
  Cash and due from banks                                         $    43,472     $    54,068
  Money market fund                                                    31,071           5,351
  Federal funds sold                                                   51,306              --
                                                                  -----------     -----------
        Cash and cash equivalents                                     125,849          59,419
  Interest-bearing time deposits                                           --             599
  Securities
    Available for sale                                                303,446         268,136
    Held to maturity (fair value of $6,882 and $8,292)                  6,673           8,168
  Loans held for sale                                                   5,396          23,256
  Loans, net of allowance for loan losses of $9,544 and $8,894        738,743         751,891
  Premises and equipment (net)                                         18,328          16,840
  Restricted stock, at cost                                             5,949           5,109
  Goodwill                                                              2,673           2,673
  Intangible assets                                                    19,810          20,142
  Other assets                                                         22,970          22,159
                                                                  -----------     -----------
            Total assets                                          $ 1,249,837     $ 1,178,392
                                                                  ===========     ===========

Liabilities
  Deposits
    Noninterest-bearing                                           $    89,466     $   103,391
    Interest-bearing                                                  959,635         911,296
                                                                  -----------     -----------
            Total deposits                                          1,049,101       1,014,687
  Short-term borrowings                                                27,537          15,478
  Federal Home Loan Bank advances                                      40,270          20,346
  Notes payable                                                         3,200           4,062
  Other liabilities                                                    13,114          13,522
                                                                  -----------     -----------
           Subtotal                                                 1,133,222       1,068,095

Guaranteed preferred beneficial interests in
  company's subordinated debentures                                    22,425          22,425

Shareholders' equity
    Preferred stock no par value
        Authorized shares - 400,000
        Issued and outstanding shares - none                               --              --
  Common stock $.50 stated value:
       Authorized shares - 10,000,000
       Issued shares - 6,500,084 and 6,191,232
      Outstanding shares - 6,473,873 and 5,873,900                      3,251           3,096
  Common stock to be distributed - 0 and 309,562 shares                    --             155
  Treasury stock - 26,211 shares                                         (598)             --
  Additional paid-in capital                                           35,385          35,385
  Retained earnings                                                    52,240          47,806
  Accumulated other comprehensive income (loss)                         3,912           1,430
                                                                  -----------     -----------
           Total shareholders' equity                                  94,190          87,872
                                                                  -----------     -----------
           Total liabilities and shareholders' equity             $ 1,249,837     $ 1,178,392
                                                                  ===========     ===========

See notes to consolidated condensed financial statements.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                             Three months ended       Six months ended
                                                  June 30,                 June 30,
                                                  --------                 --------
                                              2002        2001         2002        2001
                                              ----        ----         ----        ----
Interest income:
  Loans, including fees                     $ 13,843    $ 16,828     $ 28,453    $ 34,150
  Investment securities                        4,021       3,822        7,621       7,957
  Other                                          263         757          418       1,612
                                            --------    --------     --------    --------
    Total interest income                     18,127      21,407       36,492      43,719
                                            --------    --------     --------    --------
Interest expense:
  Deposits                                     5,819      10,414       12,114      21,699
  Trust preferred securities                     505         505        1,011       1,011
  Other borrowings                               634         585        1,135       1,252
                                            --------    --------     --------    --------
    Total interest expense                     6,958      11,504       14,260      23,962
                                            --------    --------     --------    --------
Net interest income                           11,169       9,903       22,232      19,757
  Provision for loan losses                      565         369        1,115         738
                                            --------    --------     --------    --------
Net interest income after
  provision for loan losses                   10,604       9,534       21,117      19,019
Non-interest income:
  Securities gains/(losses)                      186        (137)         314        (124)
  Other income                                 3,123       3,033        6,494       5,576
                                            --------    --------     --------    --------
    Total non-interest income                  3,309       2,896        6,808       5,452
Non-interest expense                           9,011       8,267       17,893      16,501
                                            --------    --------     --------    --------
Income before income tax                       4,902       4,163       10,032       7,970
  Income tax expense                           1,584       1,377        3,378       2,610
                                            --------    --------     --------    --------
Net income                                  $  3,318    $  2,786     $  6,654    $  5,360
                                            ========    ========     ========    ========

Comprehensive income                        $  6,836    $  3,287     $  9,136    $  8,034
                                            ========    ========     ========    ========

Net income per share (basic and diluted)    $   0.51    $   0.43     $   1.02    $   0.83
Cash dividends declared                        0.170       0.157        0.340       0.314

See notes to consolidated condensed financial statements.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                             (Dollars in thousands)

                                                               Six months ended
                                                                    June 30,
                                                              2002          2001
                                                            ---------     ---------
Operating Activities
  Net income                                                $   6,654     $   5,360
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                    1,115           738
   Depreciation and amortization                                1,418         1,179
   Amortization of intangibles                                    870           976
   Investment securities gains/(losses)                          (314)          124
   Change in loans held for sale                               17,860        (9,640)
   Change in other assets and liabilities                      (2,783)        3,089
                                                            ---------     ---------
       Net cash provided by operating activities               24,820         1,826

Investing Activities
   Net change in short term investments                           599          (401)
   Proceeds from maturities and payments
     on securities held to maturity                             1,512         3,421
   Purchases of securities available for sale                (104,573)     (102,632)
   Proceeds from maturities and payments
     on securities available for sale                          47,808       138,421
   Proceeds from sales of securities available for sale        25,323            --
   Loan originations and payments, net                         15,232         7,288
   Cash paid for acquisitions                                       0          (655)
   Purchases of restricted stock                                 (840)         (345)
   Purchases of premises and equipment                         (1,690)         (796)
                                                            ---------     ---------
        Net cash provided (used) by investing activities      (16,629)       44,301

Financing Activities
   Net change in deposits                                      14,282       (24,809)
   Short-term borrowings                                       12,059         2,656
   Repayment of notes payable                                    (862)       (1,619)
   Repayment of FHLB advances                                     (76)       (2,082)
   Proceeds from FHLB borrowings                               20,000            --
   Purchase of treasury shares                                   (598)           --
   Cash dividends and fractional shares                        (2,220)       (2,039)
   Cash received from branch acquisitions                      15,654            --
                                                            ---------     ---------
        Net cash provided (used) by financing activities       58,239       (27,893)
                                                            ---------     ---------
Net change in cash and cash equivalents                        66,430        18,234
Cash and cash equivalents, beginning of period                 59,419        70,088
                                                            ---------     ---------
Cash and cash equivalents, end of period                    $ 125,849     $  88,322
                                                            =========     =========

See notes to consolidated condensed financial statements.

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by MainSource Financial Group, Inc., formerly known as Indiana United Bancorp, ("Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature.


NOTE 2 ACQUISITIONS

In August 2002, the Company acquired one branch located in Lynn, Indiana. The transaction was accounted for using the purchase method of accounting. The total fair value of assets acquired and liabilities assumed was $13.0 million including cash of $1.1 million, loans of $9.7 million and deposits of $12.0 million. An intangible asset was recorded of $1.0 million. This branch was merged into People's Trust.

In July 2002, the Company acquired three branches in Vermillion County, Illinois. The transaction was accounted for using the purchase method of accounting. The total fair value of assets acquired and liabilities assumed was $33.4 million including cash of $22.1 million, loans of $9.3 million and deposits of $33.3 million. An intangible asset was recorded of $1.7 million. These branches were merged into Capstone.

During the first quarter of 2002, the Company acquired one branch located in Grant Park, Illinois. The transaction was accounted for using the purchase method of accounting. The results of operations have been included since the transaction date. The total fair value of assets acquired and liabilities assumed was $20.2 million including cash of $15.7 million, loans of $3.2 million and deposits of $20.1 million. A core deposit intangible was recorded of $0.5 million. This branch was merged into Capstone.

Effective April 1, 2001, the Company consummated its acquisition of the insurance agencies of Vollmer & Associates, Inc. The transaction was accounted for using the purchase method of accounting. The purchase price consisted of $0.7 million cash and 25,393 shares of Company stock.


NOTE 3 - INVESTMENT SECURITIES

The fair value of securities available for sale and related gains/losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                              Gross             Gross
                                               Fair         Unrealized       Unrealized
As of June 30, 2002                           Value           Gains            Losses
--------------------------------------------------------------------------------------------
Available for Sale
   Federal agencies                              $85,422           $2,377                $0
   State and municipal                            50,532            1,289               (18)
   Mortgage-backed securities                    147,651            2,724                (9)
   Equity and other securities                    19,841              843            (1,023)
--------------------------------------------------------------------------------------------
     Total available for sale                   $303,446           $7,233           ($1,050)
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
--------------------------------------------------------------------------------------------

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

                                                              Gross             Gross
                                            Carrying       Unrecognized     Unrecognized          Fair
As of June 30, 2002                          Amount           Gains            Losses            Value
-----------------------------------------------------------------------------------------------------------
 Held to Maturity
   State and municipal                            $5,499             $103                 -         $5,602
   Other securities                                1,174              106                 -          1,280
-----------------------------------------------------------------------------------------------------------
     Total held to maturity                       $6,673             $209                $0         $6,882
-----------------------------------------------------------------------------------------------------------

As of December 31, 2001
----------------------------------------
 Held to Maturity
   State and municipal                            $7,018              $68              ($38)        $7,048
   Other securities                                1,150               94                 -          1,244
-----------------------------------------------------------------------------------------------------------
     Total held to maturity                       $8,168             $162              ($38)        $8,292
-----------------------------------------------------------------------------------------------------------

NOTE 4 - LOANS
                                                      June 30      December 31
                                                        2002           2001
------------------------------------------------------------------------------
Commercial and industrial loans                       $ 92,193       $ 89,706
Agricultural real estate and production                 61,662         67,250
Commercial real estate                                  89,886        106,522
Hotel                                                   79,878         74,888
Residential real estate                                321,658        318,332
Construction and development                            30,846         34,130
Consumer                                                72,164         69,957
                                                     ------------------------
           Total loans                                 748,287        760,785
Allowance for loan lossess                              (9,544)        (8,894)
------------------------------------------------------------------------------
           Net loans                                 $ 738,743      $ 751,891
==============================================================================


NOTE 5 - DEPOSITS                                June 30,        December 31,
                                                   2002              2001
                                                   ----              ----
   Non-interest-bearing demand                  $    89,466        $   103,391
   Interest-bearing demand                          268,419            212,812
   Savings                                          217,840            223,640
   Certificates of deposit of $100 or more          105,414             87,480
   Other certificates and time deposits             367,962            387,364
                                              --------------    ---------------
     Total deposits                             $ 1,049,101        $ 1,014,687
                                              ==============    ===============


NOTE 6 - SHORT-TERM BORROWINGS
                                                      June 30,     December 31,
                                                        2002           2001
                                                        ----           ----
Short-term borrowings:
     Federal funds purchased                          $  10,100     $       -
     Securities sold under agreement to repurchase       17,437        15,478
                                                    ------------   ------------
     Total short-term borrowings                      $  27,537     $  15,478
                                                    ============   ============

NOTE 7 - EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

For the three months ended                 June 30, 2002                         June 30, 2001
                                              Weighted       Per                    Weighted       Per
                                  Net         Average       Share        Net        Average       Share
                                Income         Shares       Amount     Income        Shares       Amount
                                ------         ------       ------     ------        ------       ------
Basic and dilutive earnings
per share:
Income available to
     common shareholders       $   3,318     6,489,653     $   0.51  $   2,786     6,500,794     $   0.43


For the six months ended                   June 30, 2002                         June 30, 2001
                                              Weighted       Per                    Weighted       Per
                                  Net         Average       Share        Net        Average       Share
                                Income         Shares       Amount     Income        Shares       Amount
                                ------         ------       ------     ------        ------       ------
Basic and dilutive earnings
per share:
Income available to
     common shareholders       $   6,654     6,493,320     $   1.02  $   5,360     6,488,167     $   0.83

Note 9 New Accounting Pronouncements

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

Goodwill is not being amortized in 2002, but was amortized in 2001. If goodwill had not been amortized in 2001, the effect on second quarter net income would have been a net increase of $53, consisting of reduced amortization expense of $71 and increased income tax expense of $18, and earnings per share would have been increased by $.01. The effect on the first six months net income in 2001 of not amortizing goodwill would have been a net increase of $96, consisting of reduced amortization expense of $124 and increased income tax expense of $28, and earnings per share would have been increased by $.01.

The Company completed impairment testing of goodwill as of June 30, 2002 and determined that no impairment adjustment was needed.

All intangible assets with finite useful lives are subject to amortization, and amortization expense was $436 and $494 for the second quarter of 2002 and 2001. For the first six months of 2002, amortization expense was $869 compared to $976 for the same period a year ago. Estimated amortization expense for the next five years is as follows: 2002 $1,741, 2003 $1,687, 2004 $1,655, 2005 $1,655, 2006
$1,655. Intangible assets subject to amortization are as follows:

                                                        Gross       Accumulated
                                                        Amount      Amortization
June 30, 2002:
          Core deposit intangible                      $  9,597       $  3,333
          Unidentified branch acquisition intangible     16,358          2,812
                                                       --------       --------
                Total                                  $ 25,955       $  6,145

December 31, 2001:
          Core deposit intangible                      $  9,059       $  2,879
          Unidentified branch acquisition intangible     16,358          2,396
                                                       --------       --------
                Total                                  $ 25,417       $  5,275

Effective January 1, 2002, the Corporation adopted a new accounting standard on impairment and disposal of long-lived assets. The effect of this new standard was not material to the financial statements.

New accounting standards will apply for 2003 regarding asset retirement obligations, debt extinguishment and certain lease modifications, and activity exit costs. Management does not believe these standards will have a material effect on the Company's financial statements, but the effects will depend on the existence of applicable activities at the effective date of the standards.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Overview

MainSource Financial Group, Inc. until May 1, 2002 known as Indiana United Bancorp, ("Company") is a multi-bank, bank holding company that provides an array of financial services and is headquartered in Greensburg, Indiana. The Company's shares trade on the NASDAQ national market under the symbol MSFG. On June 30, 2002, the Company controlled four bank subsidiaries, People's Trust Company ("People's"), Union Bank and Trust Company of Indiana ("Union"), Regional Bank ("Regional"), and Capstone Bank, N.A. ("Capstone"). In addition to the banking subsidiaries, the Company owned, either directly or indirectly, the following subsidiaries: MainSource Insurance, Inc., IUB Capital Trust, IUB Reinsurance Company, Ltd., People's Investment Company, Ltd., PTC Investments, Inc., RB Investments, Inc. and Union Investment Company, Ltd.

The Company is in the process of merging People's and Union, its two largest banking affiliates, with the newly formed bank being named MainSource Bank. This merger is expected to take place in the early part of the fourth quarter.

The Company continues to explore various acquisition targets including branches, whole banks, and other financial service providers. In order to fund these acquisitions, the Company may assume additional debt or issue additional shares.

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

Results of Operations

Net income for the second quarter of 2002 increased $532 to $3,318, or 19.1%, compared to the second quarter of 2001, due primarily to an increase in the Company's non-interest income and an improvement in net interest income. Earnings per share for the second quarter equaled $.51 in 2002, compared to $.43 in 2001, an increase of 18.6%. During the quarter, the Company realized non-operating gains related to sales of investment securities of approximately $186. Offsetting these gains was an expense of approximately $75 related to the recent acquisition of four branches. The net effect of these items resulted in non-operating income of $111, which represents $.01 per share on an after-tax basis. Excluding these non-operating items, the Company's earnings per share would have been $.50 per share, an increase of 16.3% as compared to the second quarter of 2001. The Company's return on average total assets for the second quarter was 1.11% in 2002 compared to .93% in 2001. Return on average shareholders' equity for the second quarter was 14.50% in 2002 and 13.39% in 2001.

For the six months ended June 30, 2002, earnings per share were $1.02 versus $.83 for the same period in 2001. Excluding the aforementioned non-operating items, as well as gains of $175 in the first quarter from the sale of investment securities and the merchant credit card processing portfolio amounting to $.03 per share in the first quarter of 2002, the Company's earnings per share would have been $.98 for the six months ended June 30, 2002.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Second quarter net interest income of $11,169 in 2002 was an increase of 12.8% over the second quarter of 2001. Net interest income on a tax equivalent basis, reflected as a percentage of average earning assets (net interest margin), was 4.12% for the second quarter of 2002 and 3.67% for the same time frame in 2001. The increase in the Company's net interest margin was primarily due to the repricing and runoff of higher priced CDs and the repricing of core deposits at market rates.

Provision for Loan Losses

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses".

Non-interest Income

Second quarter non-interest income for 2002 was $3,309, which was an increase over the same period a year ago of $413 or 14.3%. The increase was primarily due to the aforementioned securities gains of $186 realized in the second quarter of 2002 versus securities losses of $137 incurred in the second quarter of 2001.

For the first six months of 2002, the Company's non-interest income was $6,808 versus $5,452 for the comparable period a year ago. The increase of 24.9% was primarily related to the aforementioned securities gains, increases in mortgage banking income, and increases in insurance commissions related to the April 2001 acquisition of the Vollmer agencies. Mortgage banking income consists of gains and losses on loan sales to the secondary market and loan servicing fee income. Income for this line of business has been strong, as origination volumes have increased in light of declining interest rates.


Non-interest Income
                                      Three months ended      Six months ended
                                           June 30,               June 30,
                                     -------------------    --------------------
                                       2002        2001       2002        2001
                                     -------     -------    -------     -------
Service charges on deposit accounts  $   970     $   999    $ 1,875     $ 1,875
Mortgage banking income                  738         719      1,803       1,056
Insurance commissions                    561         565      1,120         946
Trust fees                               168         114        365         279
Gain (loss) on sales of securities       186        (137)       314        (124)
Other income *                           686         636      1,331       1,420
                                     -------     -------    -------     -------
Total                                $ 3,309     $ 2,896    $ 6,808     $ 5,452
                                     =======     =======    =======     =======

* Other Income consists of interchange fees related to debit and credit card activity, customer service fees, rental fees on safe deposit boxes, gains on sales of assets other than securities, and other miscellaneous fees.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Non-interest expense

Total non-interest expense was $9,011 for the second quarter of 2002, which represented an increase of $744 from the second quarter of 2001. The largest component of non-interest expense is personnel expense. Personnel expenses increased in the second quarter of 2002 by $515, or 11.1% compared to the prior year period. Normal staff salary increases and increased benefit costs were incurred in 2002. Included in the 11.1% increase are the personnel costs related to the first quarter 2002 acquisition of the Grant Park branch in Illinois.

For the first six months of 2002 non-interest expense was $17,893 compared to $16,501 for the same period in 2001. The increase of 8.4% was attributable to the acquisitions of the Grant Park branch and the Vollmer insurance agencies, an increase in employee benefit expense, and expenses related to the name change of the holding company.

A ratio frequently used to measure the efficiency of a financial institution is computed by dividing non-interest expense by the total of tax-effected net interest income plus non-interest income excluding securities gains or losses. The lower the ratio, the more efficient the Company is in managing net interest margin, non-interest income and non-interest expense. The Company's efficiency ratios were 61.1% for the second quarter of 2002 compared to 63.5% for the same period in 2001.

Non-interest Expense
                                    Three months ended      Six months ended
                                         June 30,                June 30,
                                     2002        2001        2002        2001
                                   -------     -------     -------     -------
Salaries and employee benefits     $ 5,159     $ 4,644     $10,161     $ 9,374
Net occupancy                          589         510       1,168       1,053
Equipment expense                      730         658       1,329       1,223
Intangible amortization                436         494         869         976
Stationary, printing, and supplies     231         207         485         434
Other expenses *                     1,866       1,754       3,881       3,441
                                   -------     -------     -------     -------
  Total non-interest expense       $ 9,011     $ 8,267     $17,893     $16,501
                                   =======     =======     =======     =======

* Other Expenses consists of professional fees, directors' fees, marketing, postage, travel, communications, regulatory fees, and other miscellaneous items.

Income Taxes

The effective tax rate for the first six months was 33.7% for 2002 and 32.7% for 2001. The increase in the effective tax rate compared to the prior year was a direct result of higher pre-tax income of which the incremental portion was generally taxable at the highest tax rate. The Company and its subsidiaries file consolidated income tax returns.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Financial Condition

Total assets at June 30, 2002 were $1,249,837 compared to $1,178,392 as of December 31, 2001. Average earning assets represented 92.6% of average total assets for the first six months of 2002 and 2001. Average loans represented approximately 75.7% of average deposits in the first six months of 2002 and 75.9% for the comparable period in 2001. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 64.0% and 65.6% for the six-month period ended June 30, 2002 and 2001 respectively.

The increase in deposits of $34,414 from December 31, 2001 to June 30, 2002 was due mainly to the increase in public fund deposits at June 30, 2002, as well as the Grant Park branch acquisition involving the assumption of $20,132 of deposits.

Shareholders' equity was $94,190 on June 30, 2002 compared to $87,872 on December 31, 2001. Book value per common share was $14.55 at June 30, 2002 versus $13.52 at year-end 2001. The unrealized gain on securities available for sale, net of taxes, totaled $3,912 or $.60 per share at June 30, 2002 compared to $1,430 or $.22 per share at December 31, 2001. Excluding the net unrealized gains and losses on securities available for sale, book value per share would have been $13.95 at June 30, 2002 or an increase of 4.9% over the comparable book value at year-end 2001.

Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses

Loans remain the Company's largest concentration of assets and, by their nature, carry a higher degree of risk. The loan underwriting standards observed by the Company's subsidiaries are viewed by management as a means of controlling problem loans and the resulting charge-offs.

The Company's loan underwriting standards have historically resulted in lower levels of net charge-offs than peer bank averages. The Company believes credit risks may be elevated if undue concentrations of loans in specific industry segments and to out-of-area borrowers are incurred. Accordingly, the Company's Board of Directors regularly monitors such concentrations to determine compliance with its loan allocation policy. The Company believes it has no undue concentrations of loans.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 43.0% of total loans at June 30, 2002 and 41.8% at December 31, 2001.

On June 30, 2002, the Company had $5,396 of residential real estate loans held for sale, which was a decrease from the year-end balance of $23,256 as new loan originations slowed during the first quarter. The Company generally retains the servicing rights on mortgages sold.

Total non-performing assets were $18.4 million as of June 30, 2002 compared to $10.7 million as of June 30, 2001 and represented 1.47% of total assets at June 30, 2002 versus 0.89% one year ago. Two commercial credits represent $9.1 million of the total. Excluding these two credits, the Company's non-performing assets would have been $9.3 million. The Company's management has reviewed these two credits and an allowance allocation has been provided for these loans.

The provision for loan losses was $565 in the second quarter of 2002 compared to $369 for the same period in 2001 and $1,115 for the first six months of 2002 compared to $738 for the same period in 2001. Net charge-offs were $465 for the first six months of 2002 compared to $285 for the comparable period in 2001. On an annualized basis as a percentage of average loans, net charge-offs equaled ..12% for the six-month period ended June 30, 2002, compared to .07% for the comparable period in 2001.

Foreclosed real estate and repossessions held by the Company at June 30, 2002 were $542 and $733 at December 31, 2001.

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and information about specific borrower situations. The allowance for loan losses as of June 30, 2002 is considered adequate by management.

Investment Securities

Investment securities offer flexibility in the Company's management of interest rate risk, and are an important source of liquidity as a response to changing characteristics of assets and

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

liabilities. The Company's investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of June 30, 2002, $303,446 of investment securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity. An unrealized pre-tax gain of $6,183 was recorded to adjust the AFS portfolio to current market value at June 30, 2002, compared to an unrealized pre-tax gain of $2,228 at December 31, 2001. AFS securities increased $35,310 from December 31, 2001 to June 30, 2002. With favorable interest rates, the Company determined that it would have a favorable impact on net interest income by increasing FHLB borrowings and investing in AFS securities. Much of the increase in AFS securities and FHLB advances is attributable to this activity.

In September 2000, the Company formed two investment subsidiaries, People's Investment Company, Ltd. and Union Investment Company, Ltd., which are incorporated in Bermuda. Effective January 1, 2002 the Company formed two additional investment subsidiaries, PTC Investments, Inc. and RB Investments, Inc., which are incorporated in Nevada. These subsidiaries, which are 100% owned by and fully consolidated in the Company's financial statements, hold a large portion of the Company's investment portfolios and were formed with the intent to enhance the management of the investment portfolios.

At June 30, 2002 the Company had $31,071 held in a money market fund with Fidelity in its Institutional Fund. This amount represented approximately 30% of total capital.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreement to repurchase ("agreements") and shareholders' equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Total deposits funded 91.8% and 93.8% of total earning assets at June 30, 2002 and December 31, 2001. Total interest-bearing deposits averaged 91.0% and 91.7% of average total deposits for the periods ending June 30, 2002 and December 31, 2001, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

Short-term borrowings increased $12,059 from year-end 2001 as higher-rate certificates of deposit matured and were not aggressively pursued. The Company had FHLB advances of $40,270 outstanding at June 30, 2002. These advances have interest rates ranging from 2.26% to 6.95% with $10,000 maturing in the third quarter of 2002 and the first quarter of 2004. Approximately $20,000 of these advances mature in 2005 or later.

Capital Resources

Total shareholders' equity increased $6,318 to $94,190 at June 30, 2002 as compared to December 31, 2001.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital consists of shareholders' equity, excluding accumulated other comprehensive income, while Tier 1 consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for credit losses. At June 30, 2002, Tier 1 capital to total average assets was 7.67%.
Tier 1

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

capital to risk-adjusted assets was 11.88%. Total capital to risk-adjusted assets was 13.13%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $.17 per share in the second quarter of 2002 versus $.157 for the second quarter of 2001.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 84.5% of total earning assets for the six months ended June 30, 2002 and 81.3% for the same period in 2001.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

At June 30, 2002, the Company held approximately $445,196 in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons.

Other

The Securities and Exchange Commission ("Commission") maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including the Company. That address is http://www.sec.gov.

                        MAINSOURCE FINANCIAL GROUP, INC.
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
               (Dollar amounts in thousands except per share data)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Corporation encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2002 from the analysis and disclosures provided in the Corporation's Form 10-K for the year ended December 31, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of Shareholders of the Company was held on April 24, 2002.

         (b) All director nominees were elected.

         (c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulations
                                                           Votes Cast
                                                   --------------------------
                                                      For             Against
Management Proposals                               --------------------------

Approval of the appointment of
independent auditors for 2002                      5,317,489           66,758

Approval of a proposed amendment to the
Company's articles of incorporation to
change the Company's name                          4,960,171          424,076


Election of Directors

Director                          Votes Received         Votes Withheld
--------                          --------------         --------------
Eric E. Anderson                     5,353,796               30,452
William G. Barron                    5,351,472               32,776
Dale J. Deffner                      5,351,202               33,046
Don S. Dunevant, M.D.                5,352,946               31,302
Philip A. Frantz                     5,354,602               29,646
Rick S. Hartman                      5,354,834               29,414
Robert E. Hoptry                     5,354,767               29,481
James L. Saner                       5,354,674               29,574
Edward J. Zoeller                    5,354,952               29,296

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

                  3.   Articles of Incorporation, as amended

                  The following exhibits accompany this periodic report pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the "2002 Act"). These exhibits shall be deemed only to accompany this periodic report are not part of this periodic report, shall not be deemed filed for purposes of the Securities Exchange Act of 1934, and may not be used for any purpose other than compliance with the 2002 Act.

                  99.1 Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

                  99.2 Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

         b)  Reports on Form 8-K
         On May 1, 2002, the Company filed a report on Form 8-K, which reported under item 5 that, effective May 1, 2002; the Company had changed its name from Indiana United Bancorp to MainSource Financial Group, Inc. As a result of the name change, the Company's common stock now trades under the new trading symbol MSFG and the Company's trust preferred securities now trades under the new trading symbol MSFGP.

No other information is required to be filed under Part II of this form.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MAINSOURCE FINANCIAL GROUP, INC.


                           August 9, 2002

                           /s/ James L. Saner Sr
                           -------------------------------------------------
                           James L. Saner Sr
                           President and Chief Executive Officer

                           August 9, 2002

                           /s/ Donald A. Benziger
                           -------------------------------------------------
                           Donald A. Benziger
                           Senior Vice President & Chief Financial Officer


                           August 9, 2002

                           /s/ James M. Anderson
                           -------------------------------------------------
                           James M. Anderson
                           Controller & Principal Accounting Officer