Form 10-Q
period 2002-09-30
MAINSOURCE FINANCIAL GROUP
filed 2002-11-13
CIK 720002

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED SEPTEMBER 30, 2002

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


             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report.)

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

     As of November 8, 2002 there were outstanding 6,469,873 shares, without par value of the registrant.

                        MAINSOURCE FINANCIAL GROUP, INC.

                                    FORM 10-Q

                                      INDEX




------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION                                           Page

Item 1.  Financial Statements

Consolidated Condensed Balance Sheets                                     3

Consolidated Condensed Statements of Income and Comprehensive Income      4

Consolidated Condensed Statements of Cash Flows                           5

Notes to Consolidated Condensed Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial                10
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       18

Item 4.  Controls and Procedures                                          19

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 20

Signatures                                                                21

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Dollars in thousands except per share data)

                                                                    (Unaudited)
                                                                   September 30,     December 31,
                                                                      2002               2001
                                                                   ------------      -----------
Assets
  Cash and due from banks                                           $    45,630      $    54,068
  Money market fund                                                       9,264            5,351
                                                                    -----------      -----------
        Cash and cash equivalents                                        54,894           59,419
  Interest-bearing time deposits                                             --              599
  Securities
    Available for sale                                                  331,016          268,136
    Held to maturity (fair value of $6,075 and $8,292)                    5,775            8,168
  Loans held for sale                                                    16,474           23,256
  Loans, net of allowance for loan losses of $10,050 and $8,894         753,113          751,891
  Premises and equipment (net)                                           19,097           16,840
  Restricted stock, at cost                                               6,494            5,109
  Goodwill                                                                2,673            2,673
  Intangible assets                                                      21,929           20,142
  Other assets                                                           23,173           22,159
                                                                    -----------      -----------
            Total assets                                            $ 1,234,638      $ 1,178,392
                                                                    ===========      ===========

Liabilities
  Deposits
    Noninterest-bearing                                             $   106,507      $   103,391
    Interest-bearing                                                    914,002          911,296
                                                                    -----------      -----------
            Total deposits                                            1,020,509        1,014,687
  Short-term borrowings                                                  24,706           15,478
  Federal Home Loan Bank advances                                        50,252           20,346
  Notes payable                                                           3,231            4,062
  Other liabilities                                                      15,840           13,522
                                                                    -----------      -----------
           Subtotal                                                   1,114,538        1,068,095

Guaranteed preferred beneficial interests in
  company's subordinated debentures                                      22,425           22,425

Shareholders' equity
    Preferred stock no par value
        Authorized shares - 400,000
        Issued and outstanding shares - none                                 --               --
  Common stock $.50 stated value:
       Authorized shares - 10,000,000
       Issued shares - 6,500,084 and 6,191,232
      Outstanding shares - 6,469,873 and 6,191,232                        3,251            3,096
  Common stock to be distributed, 0 and 309,532 shares                       --              155
  Treasury stock - 30,211 and 0 shares                                     (694)              --
  Additional paid-in capital                                             35,385           35,385
  Retained earnings                                                      54,559           47,806
  Accumulated other comprehensive income (loss)                           5,174            1,430
                                                                    -----------      -----------
           Total shareholders' equity                                    97,675           87,872
                                                                    -----------      -----------
           Total liabilities and shareholders' equity               $ 1,234,638      $ 1,178,392
                                                                    ===========      ===========

See notes to consolidated condensed financial statements.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                                Three months ended         Nine months ended
                                                   September 30,              September 30,
                                                   -------------              -------------
                                                2002         2001          2002         2001
                                                ----         ----          ----         ----
Interest income:
  Loans, including fees                      $ 14,370     $ 16,507      $ 42,823     $ 50,657
  Investment securities                         3,870        3,872        11,491       11,829
  Other                                            52          396           470        2,008
                                             --------     --------      --------     --------
    Total interest income                      18,292       20,775        54,784       64,494
                                             --------     --------      --------     --------
Interest expense:
  Deposits                                      5,439        9,220        17,553       30,919
  Trust preferred securities                      506          506         1,517        1,517
  Other borrowings                                654          573         1,789        1,825
                                             --------     --------      --------     --------
    Total interest expense                      6,599       10,299        20,859       34,261
                                             --------     --------      --------     --------
Net interest income                            11,693       10,476        33,925       30,233
  Provision for loan losses                       810          409         1,925        1,147
                                             --------     --------      --------     --------
Net interest income after
  provision for loan losses                    10,883       10,067        32,000       29,086
Non-interest income:
  Securities gains/(losses)                        26           (4)          340         (128)
  Other income                                  3,456        2,890         9,950        8,466
                                             --------     --------      --------     --------
    Total non-interest income                   3,482        2,886        10,290        8,338
Non-interest expense                            9,363        8,678        27,256       25,179
                                             --------     --------      --------     --------
Income before income tax                        5,002        4,275        15,034       12,245
  Income tax expense                            1,583        1,432         4,961        4,042
                                             --------     --------      --------     --------
Net income                                   $  3,419     $  2,843      $ 10,073     $  8,203
                                             ========     ========      ========     ========

Comprehensive income                         $  4,681     $  4,635      $ 13,817     $ 12,669
                                             ========     ========      ========     ========

Net income per share (basic and diluted)     $   0.53     $   0.44      $   1.55     $   1.26
Cash dividends declared                         0.170        0.157         0.510        0.471

See notes to consolidated condensed financial statements.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                Nine months ended
                                                                  September 30,
                                                                  -------------
                                                               2002           2001
                                                             ---------      ---------
Operating Activities
  Net income                                                 $  10,073      $   8,203
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                     1,925          1,147
   Depreciation and amortization                                 2,386          1,821
   Amortization of intangibles                                   1,348          1,472
   Investment securities (gains)/losses                           (340)           128
   Change in loans held for sale                                 6,782        (12,638)
   Change in other assets and liabilities                         (731)         2,859
                                                             ---------      ---------
       Net cash provided by operating activities                21,443          2,992

Investing Activities
   Net change in short term investments                            599           (302)
   Proceeds from maturities and payments
     on securities held to maturity                              2,422          4,171
   Purchases of securities available for sale                 (170,546)      (145,536)
   Proceeds from maturities and payments
     on securities available for sale                           83,602        167,760
   Proceeds from sales of securities available for sale         29,525          9,240
   Loan originations and payments, net                          18,758          3,277
   Cash paid for acquisitions                                       --           (655)
   Purchases of restricted stock                                (1,385)        (1,339)
   Purchases of premises and equipment                          (2,598)        (1,158)
                                                             ---------      ---------
        Net cash provided (used) by investing activities       (39,623)        35,458

Financing Activities
   Net change in deposits                                      (57,507)       (44,551)
   Short-term borrowings                                         9,228          6,711
   Repayment of notes payable                                     (831)        (1,634)
   Repayment of FHLB advances                                  (10,094)        (2,099)
   Proceeds from FHLB borrowings                                40,000             --
   Purchase of treasury shares                                    (694)            --
   Cash received from Branch acquisitions                       36,873             --
   Cash dividends and fractional shares                         (3,320)        (3,061)
                                                             ---------      ---------
        Net cash provided (used) by financing activities        13,655        (44,634)
                                                             ---------      ---------
Net change in cash and cash equivalents                         (4,525)        (6,184)
Cash and cash equivalents, beginning of period                  59,419         70,088
                                                             ---------      ---------
Cash and cash equivalents, end of period                     $  54,894      $  63,904
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

NOTE 2 ACQUISITIONS

During 2002, three branch acquisitions were closed, for a total cost of $3,132. The results of operations for each acquisition have been included since the transaction date. Below is a summary of the acquisitions:

o In August 2002, one branch located in Lynn, Indiana was acquired and merged into People's Trust.
o In July 2002, three branches in Vermillion County, Illinois were acquired and merged into Capstone Bank. As of the date of acquisition one of the three branches acquired was closed.
o In February 2002, one branch located in Grant Park, Illinois was acquired and merged into Capstone Bank.

The branch acquisitions were made to further solidify the Company's market share in existing markets and to expand its customer base into new markets, thereby enhancing deposit fee income and providing an opportunity to market additional products and services to new customers. The acquisition also helped to prevent another financial institution from entering these markets, and it allowed the Company to establish additional branch locations to improve customer convenience.

The following is a summary of assets acquired and liabilities assumed (in millions):

                              Grant      Vermillion      Lynn        Total
                              -----      ----------      ----        -----
Cash and cash equivalents     $15.7         $20.1        $1.0        $36.8
Loans                           3.2           9.0         9.7         21.9
Fixed and other assets           .9            .3          .3          1.3
Intangibles                      .5           1.6          .9          3.0
Deposits                      (20.1)        (31.2)      (12.0)       (63.3)
Other liabilities             (  .1)        (  .1)         --        (  .2)

The Company is in the process of obtaining third party valuations for assets acquired and the allocation of the purchase price is subject to refinement.

The intangible assets, which include $537 of core deposit, will be amortized over periods ranging from 8 to 10 years using a straight-line amortization method. At September 30, 2002, no goodwill has been recorded; however, the Company will be evaluating new accounting standards effective October 1, 2002 and anticipates reclassifying a majority of the intangibles. See Note 8.

The following table presents pro forma information for the periods ended September 30 as if the acquisition of the branches had occurred at the beginning of 2002 and 2001. The pro forma information includes adjustments for the amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest income and expense on loans acquired and deposits assumed, and the related income tax effects. The pro forma financial information presented below does not reflect earnings on cash acquired, fees that could be earned on deposits, or operating expenses related to the new branch. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

                                                              2002       2001
                                                              ----       ----

    Interest income                                         $ 55,823   $ 65,849
    Interest expense                                          21,989     36,930
                                                            --------   --------
    Net interest income                                       33,834     28,919
    Provision for loan losses                                  1,925      1,147
                                                            --------   --------
        Net interest income after provision for loan losses   31,909     27,772
    Noninterest income                                        10,290      8,338
    Noninterest expense                                       27,692     25,892
                                                            --------   --------
        Income before federal income tax expense              14,507     10,218
    Federal income tax expense                                 4,750      3,231
                                                            --------   --------
        Net income                                          $  9,757   $  6,987
                                                            ========   ========

    Earnings per share                                      $   1.50   $   1.08
                                                            ========   ========

Effective April 1, 2001, the Company consummated its acquisition of the insurance agencies of Vollmer & Associates, Inc. The transaction was accounted for using the purchase method of accounting, and the results of operations have been included since the transaction date. The purchase price consisted of $0.7 million cash and 25,393 shares of Company stock.

NOTE 3 - SECURITIES

The fair value of securities available for sale and related gains/losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                      Gross             Gross
                                        Fair        Unrealized       Unrealized
As of September 30, 2002                Value         Gains            Losses
-------------------------------------------------------------------------------
Available for Sale
   Federal agencies                     $81,046        $2,990             $-
   State and municipal                   50,067         2,066              -
   Mortgage-backed securities           175,224         2,486            (50)
   Equity and other securities           24,679         1,198           (503)
-------------------------------------------------------------------------------
     Total available for sale          $331,016        $8,740          ($553)
-------------------------------------------------------------------------------

As of December 31, 2001
-----------------------
Available for Sale
   Federal agencies                     $97,654        $2,205          ($113)
   State and municipal                   41,920           558           (600)
   Mortgage-backed securities           102,086           970           (505)
   Equity and other securities           26,476           565           (852)
-------------------------------------------------------------------------------
     Total available for sale          $268,136        $4,298        ($2,070)
-------------------------------------------------------------------------------

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

                                              Gross           Gross
                               Carrying    Unrecognized   Unrecognized    Fair
As of September 30, 2002        Amount        Gains          Losses       Value
--------------------------------------------------------------------------------
 Held to Maturity
   State and municipal          $4,589        $149             $-        $4,738
   Other securities              1,186         151              -         1,337
--------------------------------------------------------------------------------
     Total held to maturity     $5,775        $300             $-        $6,075
--------------------------------------------------------------------------------

As of December 31, 2001
-----------------------
 Held to Maturity
   State and municipal          $7,018         $68           ($38)       $7,048
   Other securities              1,150          94              -         1,244
--------------------------------------------------------------------------------
     Total held to maturity     $8,168        $162           ($38)       $8,292
--------------------------------------------------------------------------------

NOTE 4 - LOANS

                                                   September 30    December 31
                                                       2002            2001
------------------------------------------------------------------------------
Commercial and industrial loans                      $ 104,789       $ 89,706
Agricultural real estate and production                 71,929         67,250
Commercial real estate                                  94,410        106,522
Hotel                                                   69,072         74,888
Residential real estate                                316,698        318,332
Construction and development                            30,626         34,130
Consumer                                                75,639         69,957
                                                 -----------------------------
           Total loans                                 763,163        760,785
Allowance for loan lossess                             (10,050)        (8,894)
------------------------------------------------------------------------------
           Net loans                                 $ 753,113      $ 751,891
------------------------------------------------------------------------------

NOTE 5 - DEPOSITS

                                             September 30,         December 31,
                                                  2002                 2001
                                                  ----                 ----

Non-interest-bearing demand                     $ 106,507            $ 103,391
Interest-bearing demand                           224,340              212,812
Savings                                           211,716              223,640
Certificates of deposit of $100 or more            96,660               87,480
Other certificates and time deposits              381,286              387,364
                                            -------------       --------------
  Total deposits                              $ 1,020,509          $ 1,014,687
                                            =============       ==============

NOTE 6 - SHORT-TERM BORROWINGS


                                                    September 30,   December 31,
                                                        2002           2001
                                                        ----           ----
Short-term borrowings:
     Federal funds purchased                           $ 8,150            $ -
     Securities sold under agreement to repurchase      16,556         15,478
                                                     ---------      ---------
     Total short-term borrowings                       $24,706        $15,478
                                                     =========      =========


NOTE 7 - EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

For the three months ended                    September 30, 2002                           September 30, 2001
                                    ------------------------------------           ------------------------------------
                                                  Weighted         Per                           Weighted          Per
                                     Net          Average         Share             Net          Average          Share
                                    Income         Shares         Amount           Income         Shares         Amount
                                    ------         ------         ------           ------         ------         ------
Basic earnings per share:
Income available to
     common shareholders            $3,419        6,471,808        $0.53           $2,843        6,500,794        $0.44
                                   -------                         -----           ------        ---------        -----
Effect of dilutive shares                                 -                                              -
                                                  ---------                                      ---------
Diluted earnings per share          $3,419        6,471,808        $0.53           $2,843        6,500,794        $0.44
                                    ======        =========        =====           ======        =========        =====



For the nine months ended                     September 30, 2002                             September 30, 2001
                                    ------------------------------------           ------------------------------------
                                                  Weighted         Per                           Weighted          Per
                                     Net          Average         Share             Net          Average          Share
                                    Income         Shares         Amount           Income         Shares         Amount
                                    ------         ------         ------           ------         ------         ------
Basic earnings per share:
Income available to
     common shareholders           $10,073        6,486,071        $1.55           $8,203        6,492,422        $1.26
                                   -------                         -----           ------        ---------        -----
Effect of dilutive shares                                 -                                              -
                                                  ---------                                      ---------
Diluted earnings per share         $10,073        6,486,071        $1.55           $8,203        6,492,422        $1.26
                                   =======        =========        =====           ======        =========        =====

NOTE 8 NEW ACCOUNTING PRONOUNCEMENTS

New accounting standards require all business combinations to be recorded using the purchase method of accounting. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets with finite useful lives will continue to amortize under the new standard, whereas goodwill ceased being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Amounts previously recorded as goodwill from depository institution branch acquisitions were not initially considered to be goodwill under the new standards and these amounts continued to be amortized through September 30, 2002.

Goodwill is not being amortized in 2002, but was amortized in 2001. If goodwill had not been amortized in 2001, the effect on third quarter net income would have been a net increase of $53, consisting of reduced amortization expense of $71 and increased income tax expense of $18, and earnings per share would have been increased by $.01. The effect on the first nine months net income in 2001 of not amortizing goodwill would have been a net increase of $149, consisting of reduced amortization expense of $195 and increased income tax expense of $46, and earnings per share would have been increased by $.02.

The Company completed its annual impairment testing of goodwill as of June 30, 2002 and determined that no impairment adjustment was needed.

All intangible assets with finite useful lives are subject to amortization, and amortization expense was $479 and $496 for the third quarter of 2002 and 2001. For the first nine months of 2002, amortization expense was $1,348 compared to $1,472 for the same period a year ago. Estimated amortization expense for the next five years is as follows: 2002 $1,918, 2003 $1,864, 2004 $1,832, 2005
$1,832, 2006 $1,832. Intangible assets subject to amortization are as follows:

                                                        Gross       Accumulated
                                                        Amount      Amortization
September 30, 2002:
          Core deposit intangible                      $  9,597       $  3,562
          Unidentified branch acquisition intangible     18,953          3,059
                                                       --------       --------
                Total                                  $ 28,550       $  6,621

December 31, 2001:
          Core deposit intangible                      $  9,059       $  2,879
          Unidentified branch acquisition intangible     16,358          2,396
                                                       --------       --------
                Total                                  $ 25,417       $  5,275

Effective October 1, 2002, a new accounting standard clarifies the accounting for unidentified financial institution branch acquisition intangibles. If certain criteria are met, unidentified intangibles from previous financial institution branch acquisitions are to be reclassified to goodwill upon adoption of this new standard, with amortization expense recognized in 2002 on reclassified amounts reversed retroactive to January 1, 2002. The Company is evaluating the impact of this standard and expects to reclassify the majority of its unidentified branch acquisitions intangible to goodwill in the fourth quarter. As a result of this reclassification, the Company expects to reverse the majority of 2002 amortization expense recognized on unidentified branch acquisition intangibles. Amortization expense on unidentified branch acquisition intangibles totaled $247 and $663 for the three and nine months ended September 30, 2002.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Overview

MainSource Financial Group, Inc. until May 1, 2002 known as Indiana United Bancorp, ("Company") is a multi-bank, bank holding company that provides an array of financial services and is headquartered in Greensburg, Indiana. The Company's shares trade on the NASDAQ national market under the symbol MSFG. On September 30, 2002, the Company controlled four bank subsidiaries, People's Trust Company ("People's"), Union Bank and Trust Company of Indiana ("Union"), Regional Bank ("Regional"), and Capstone Bank, N.A. ("Capstone"). In addition to the banking subsidiaries, the Company owned, either directly or indirectly, the following subsidiaries: MainSource Insurance, Inc., IUB Capital Trust, IUB Reinsurance Company, Ltd., People's Investment Company, Ltd., PTC Investments, Inc., RB Investments, Inc. and Union Investment Company, Ltd.

During the first week of October 2002, the Company completed the merger of People's and Union with the newly formed bank being named MainSource Bank.

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

Results of Operations

Net income for the third quarter of 2002 increased $576 to $3,419, or 20.3%, compared to the third quarter of 2001, due primarily to an increase in the Company's non-interest income and an improvement in net interest income. Earnings per share for the third quarter equaled $.53 in 2002, compared to $.44 in 2001, an increase of 20.5%. The Company's return on average total assets for the third quarter was 1.13% in 2002 compared to .94% in 2001. Return on average shareholders' equity for the third quarter was 14.30% in 2002 and 13.39% in 2001.

For the nine months ended September 30, 2002, earnings per share were $1.55 versus $1.26 for the same period in 2001. In the first two quarters of 2002, the Company realized non-operating gains related to the sale of investment securities and the sale of the Company's merchant credit card portfolio. These non-operating items resulted in a $.04 increase in earnings per share. As a result, the Company's operating earnings per share were $1.51 for the nine months ended September 30, 2002.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Third quarter net interest income of $11,693 in 2002 was an increase of 11.6% over the third quarter of 2001. Net interest income on a tax equivalent basis, reflected as a percentage of average earning assets (net interest margin), was 4.12% for the third quarter of 2002 and 3.85% for the same time frame in 2001. The increase in the Company's net interest margin was primarily due to the repricing and runoff of higher priced CDs and the repricing of core deposits at market rates.

Provision for Loan Losses

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses".

Non-interest Income

Third quarter non-interest income for 2002 was $3,482, which was an increase over the same period a year ago of $596 or 20.7%. The increase was primarily due to an increase in mortgage banking activity.

For the first nine months of 2002, the Company's non-interest income was $10,290 versus $8,338 for the comparable period a year ago. The increase of 23.4% was primarily related to realized gains on sales of investment securities during the first half of 2002, increases in mortgage banking income, and increases in insurance commissions related to the April 2001 acquisition of the Vollmer agencies. Mortgage banking income consists of gains and losses on loan sales to the secondary market and loan servicing fee income. Income for this line of business has been strong, as origination volumes have increased in light of declining interest rates.


Non-interest Income

                                       Three months ended    Nine months ended
                                          September 30,         September 30,
                                      -------------------   -------------------
                                        2002        2001      2002        2001
                                      -------     -------   -------     -------
Service charges on deposit accounts   $ 1,073     $   986   $ 2,948     $ 2,861
Mortgage banking income                 1,073         724     2,876       1,780
Insurance commissions                     522         499     1,642       1,445
Trust fees                                148         100       513         379
Gain (loss) on sales of securities         26          (4)      340        (128)
Other income*                             640         581     1,971       2,001
                                      -------     -------   -------     -------
  Total                               $ 3,482     $ 2,886   $10,290     $ 8,338
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

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Non-interest expense

Total non-interest expense was $9,363 for the third quarter of 2002, which represented an increase of $685 from the third quarter of 2001. The largest component of non-interest expense is personnel expense. Personnel expenses increased in the third quarter of 2002 by $538, or 11.2% compared to the prior year period. Normal staff salary increases and increased benefit costs were incurred in 2002. Included in the 11.2% increase are the personnel costs related to the addition of four branches in 2002.

For the first nine months of 2002, non-interest expense was $27,256 compared to $25,179 for the same period in 2001. The increase of 8.2% was attributable to the acquisition of four branches and the Vollmer insurance agencies, an increase in employee benefit expense, and expenses related to the name change of the holding company. As discussed in Note 8 to the financial statements, intangible amortization expense is expected to decline significantly in future periods as a large portion of the Company's intangibles are expected to be reclassified to non-amortizing goodwill in the fourth quarter of 2002.

A ratio frequently used to measure the efficiency of a financial institution is computed by dividing non-interest expense by the total of tax-effected net interest income plus non-interest income excluding securities gains or losses. The lower the ratio, the more efficient the Company is in managing net interest margin, non-interest income and non-interest expense. The Company's efficiency ratios were 60.7% for the third quarter of 2002 compared to 64.2% for the same period in 2001.

Non-interest Expense

                                     Three months ended      Nine months ended
                                        September 30,           September 30,
                                      2002        2001        2002        2001
                                    -------     -------     -------     -------
Salaries and employee benefits      $ 5,322     $ 4,784     $15,483     $14,158
Net occupancy                           632         557       1,800       1,610
Equipment expense                       688         784       2,017       2,007
Intangible amortization                 479         496       1,348       1,472
Stationary, printing, and supplies      262         214         747         648
Other expenses*                       1,980       1,843       5,861       5,284
                                    -------     -------     -------     -------
  Total non-interest expense        $ 9,363     $ 8,678     $27,256     $25,179
                                    =======     =======     =======     =======

* Other Expenses consists of professional fees, directors' fees, marketing, postage, travel, communications, regulatory fees, and other miscellaneous items.

Income Taxes

The effective tax rate for the first nine months was 33.0% for 2002 and 2001. The Company and its subsidiaries file consolidated income tax returns.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Financial Condition

Total assets at September 30, 2002 were $1,234,638 compared to $1,178,392 as of December 31, 2001. Average earning assets represented 92.7% of average total assets for the first nine months of 2002 and 92.8% for the same period in 2001. Average loans represented 76.0% of average deposits in the first nine months of 2002 and 76.6% for the comparable period in 2001. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 64.0% and 66.0% for the nine-month period ended September 30, 2002 and 2001 respectively.

The increase in deposits of $5,822 from December 31, 2001 to September 30, 2002 was due primarily to the acquisition of four branches involving the assumption of $63,329 of deposits.

Shareholders' equity was $97,675 on September 30, 2002 compared to $87,872 on December 31, 2001. Book value per common share was $15.10 at September 30, 2002 versus $13.52 at year-end 2001. The unrealized gain on securities available for sale, net of taxes, totaled $5,174 or $.80 per share at September 30, 2002 compared to $1,430 or $.22 per share at December 31, 2001. Excluding the net unrealized gains and losses on securities available for sale, book value per share would have been $14.30 at September 30, 2002 or an increase of 7.5% over the comparable book value at year-end 2001.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 41.5% of total loans at September 30,2002 and 41.8% at December 31, 2001.

On September 30, 2002, the Company had $16,474 of residential real estate loans held for sale, which was a decrease from the year-end balance of $23,256. The Company generally retains the servicing rights on mortgages sold.

Total non-performing assets were $13.9 million as of September 30, 2002 compared to $10.7 million as of September 30, 2001 and represented 1.13% of total assets at September 30, 2002 versus 0.93% one year ago. One commercial credit represents $4.0 million of the total. Excluding this credit, the Company's non-performing assets would have been $9.9 million. In October 2002, the Company sold certain properties collateralizing this credit. After the sale, the remaining balance of the loan was $2.6 million, of which $0.9 million was taken as a charge-off. The Company expects to reclassify the remaining $1.7 million loan balance to OREO in the fourth quarter of 2002.

The provision for loan losses was $810 in the third quarter of 2002 compared to $409 for the same period in 2001 and $1,925 for the first nine months of 2002 compared to $1,147 for the same period in 2001. Net charge-offs were $769 for the first nine months of 2002 compared to $466 for the comparable period in 2001. On an annualized basis as a percentage of average loans, net charge-offs equaled .13% for the nine-month period ended September 30, 2002, compared to ..08% for the comparable period in 2001.

Foreclosed real estate and repossessions held by the Company at September 30, 2002 were $1,035 and $733 at December 31, 2001.

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and information about specific borrower situations. The allowance for loan losses as of September 30, 2002 is considered adequate by management.

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

As of September 30, 2002, $331,016 of investment securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity. An unrealized pre-tax gain of $8,187 was recorded to adjust the AFS portfolio to current market value at September 30, 2002, compared to an unrealized pre-tax gain of $2,228 at December 31, 2001. AFS securities increased $62,880 from December 31, 2001 to September 30, 2002. With favorable interest rates, the Company determined that it would have a favorable impact on net interest income by increasing FHLB borrowings and investing in AFS securities. Much of the increase in AFS securities and FHLB advances is attributable to this activity.

In September 2000, the Company formed two investment subsidiaries, People's Investment Company, Ltd. and Union Investment Company, Ltd., which are incorporated in Bermuda. Effective January 1, 2002 the Company formed two additional investment subsidiaries, PTC Investments, Inc. and RB Investments, Inc., which are incorporated in Nevada. These subsidiaries, which are 100% owned by and fully consolidated in the Company's financial statements, hold a large portion of the Company's investment portfolios and were formed with the intent to enhance the management and profitablity of the investment portfolios.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreement to repurchase ("agreements") and shareholders' equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Total deposits funded 90.0% and 93.8% of total earning assets at September 30, 2002 and December 31, 2001. Total interest-bearing deposits averaged 90.8% and 91.7% of average total deposits for the periods ending September 30, 2002 and December 31, 2001, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

Short-term borrowings increased $9,228 from year-end 2001 as higher-rate certificates of deposit matured and were not aggressively pursued. The Company had FHLB advances of $50,252 outstanding at September 30, 2002. These advances have interest rates ranging from 2.26% to 6.95% with $10,000 maturing in the first quarter of 2004. Approximately $40,000 of these advances mature in 2005 or later.

Capital Resources

Total shareholders' equity increased $9,803 to $97,675 at September 30, 2002 as compared to December 31, 2001.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital consists of shareholders' equity, excluding accumulated other comprehensive income, while Tier 1 consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for credit losses. At September 30, 2002, Tier 1 capital to total average assets was 7.60%. Tier 1

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

capital to risk-adjusted assets was 11.69%. Total capital to risk-adjusted assets was 12.94%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $.17 per share in the third quarter of 2002 versus $.157 for the third quarter of 2001. For the nine months ended September 30, 2002, the Company paid common dividends of $.51 per share versus $.471 for the same period in 2001.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 82.1% of total earning assets for the nine months ended September 30, 2002 and 82.9% for the same period in 2001.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

At September 30, 2002, the Company held approximately $366,305 in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
               (Dollar amounts in thousands except per share data)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Corporation encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2002 from the analysis and disclosures provided in the Corporation's Form 10-K for the year ended December 31, 2001.

Item 4.  Controls and Procedures

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                           MAINSOURCE FINANCIAL GROUP, INC.


                           November 12, 2002

                           /s/ James L. Saner, Sr.
                           -------------------------------------------------
                           James L. Saner Sr
                           President and Chief Executive Officer

                           November 12, 2002

                           /s/ Donald A. Benziger
                           -------------------------------------------------
                           Donald A. Benziger
                           Senior Vice President & Chief Financial Officer


                           November 12, 2002

                           /s/ James M. Anderson
                           -------------------------------------------------
                           James M. Anderson
                           Controller & Principal Accounting Officer

                  Certification of Principal Executive Officer


                CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-Q

I, James L. Saner, Sr. certify that:

1) I have reviewed this quarterly report on Form 10-Q of MainSource Financial Group, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
      --------------------

/s/ James L. Saner, Sr.
-------------------------------------
[Signature]

President and Chief Executive Officer
-------------------------------------
[Title]

                  Certification of Principal Financial Officer


                CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-Q

I, Donald A. Benziger, certify that:

1) I have reviewed this quarterly report on Form 10-Q of MainSource Financial Group, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
      --------------------

/s/ Donald A. Benziger
-------------------------------------
[Signature]

Senior Vice President &
Chief Financial Officer
-------------------------------------
[Title]