Form 10-K
period 2002-12-31
MAINSOURCE FINANCIAL GROUP
filed 2003-03-28
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

   For the fiscal year ended December 31, 2002 Commission file number 0-12422

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $156,602,340 as of June 30, 2002.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

As of March 26, 2002, there were outstanding 6,767,715 common shares, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                    Part of Form 10-K
        Documents                                Into Which Incorporated
        ---------                                -----------------------
2002 Annual Report to Shareholders               Part II (Items 5 through 8)

Definitive Proxy Statement for Annual            Part III (Items 10 through 13)
Meeting of Shareholders to be held
April 23, 2003

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

Part III

Item 10    Directors and Executive Officers of the Registrant          See below

Item 11    Executive Compensation                                      See below

Item 12    Security Ownership of Certain Beneficial Owners and         See below
                       Management

Item 13    Certain Relationships and Related Transactions              See below

Item 14    Controls & Procedures                                           10

Part IV

Item 15    Exhibits, Financial Statement Schedules, and Reports            10
                       on Form 8-K

Pursuant to General Instruction G, the information called for by Items 10-13 is omitted by MainSource Financial Group, Inc. since MainSource Financial Group, Inc. will file with the Commission a definitive proxy statement to shareholders pursuant to regulation 14A not later than 120 days after the close of the fiscal year containing the information required by Items 10-13.

                                     PART I
ITEM 1.    BUSINESS
-------------------
(Dollars in thousands except per share data)

GENERAL

MainSource Financial Group, Inc. ("the Company"), formerly Indiana United Bancorp, is a multi-bank holding company based in Greensburg, Indiana. The Company's Common Stock is traded on NASDAQ's National Market System under the symbol MSFG. As of December 31, 2002, the Company owned three banking subsidiaries: MainSource Bank (formed in 2002 by the merger of two subsidiaries, People's Trust Company and Union Bank and Trust Company of Indiana), Regional Bank, and Capstone Bank, N.A. (together "the Banks"). Through its nonbank affiliates, the Company provides services incidental to the business of banking. Since its formation in 1982, the Company has acquired and established various institutions and financial services companies and may acquire additional financial institutions and financial services companies in the future. For further discussion of the business of the Company see Management's Discussion and Analysis in Part II, Item 7.

The Company operates 49 branch banking offices in Indiana and Illinois as well as five insurance offices in Indiana and one in Kentucky. As of December 31, 2002, the Company had consolidated assets of $1,251,760, consolidated deposits of $1,034,307 and shareholders' equity of $99,771.

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

The lending activities of the Banks are separated into primarily the categories of commercial/agricultural, real estate and consumer. Loans are originated by the lending officers of the Banks subject to limitations set forth in lending policies. The Board of Directors of the Banks reviews and approves loans up to the Banks' legal lending limit, monitors concentrations of credit, problem and past due loans and charge-offs of uncollectible loans and formulates loan policy. The Banks maintain conservative loan policies and underwriting practices in order to address and manage loan risks. These policies and practices include granting loans on a sound and collectible basis, serving the legitimate needs of the community and the general market area while obtaining a balance between maximum yield and minimum risk, ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan, developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category and developing and applying adequate collection policies.

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

Residential real estate lending has been the largest component of the loan portfolio for many years. All affiliate banks generate residential mortgages for their own portfolios. However, the Company elects to sell the majority of its fixed rate mortgages into the secondary market while maintaining the servicing. At December 31, 2002, the Company was servicing a $395,359 portfolio. By originating loans for sale in the secondary market, the Company can more fully satisfy customer demand for fixed rate residential mortgages and increase fee income.

The principal source of revenues for the Company is interest and fees on loans, which accounted for 65.2% of total revenues in 2002, 69.6% in 2001 and 70.2% in 2000.

The Company's investment securities portfolio is primarily comprised of U. S. Treasuries, federal agencies, state and municipal bonds, mortgage-backed securities and corporate securities. The Company has classified 98.7% of its investment portfolio as available for sale, with market value changes reported separately in shareholders' equity. Funds invested in the investment portfolio generally represent funds not immediately required to meet loan demand. The Company's investment portfolio accounted for 17.3% of total revenues in 2002, 16.1% in 2001 and 18.5% in 2000. As of December 31, 2002, the Company had not identified any securities as being "high risk" as defined by the FFIEC Supervisory Policy Statement on Securities Activities.

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

EMPLOYEES

As of December 31, 2002, the Company and its subsidiaries had approximately 500 full-time equivalent employees to whom it provides a variety of benefits and with whom it enjoys excellent relations.

REGULATION AND SUPERVISION OF THE COMPANY

The Company is a bank holding company ("BHC") within the meaning of the Bank Holding Company Act of 1956, as amended ("Act"). This Act subjects BHC's to regulations of the Federal Reserve Board ("FRB") and restricts the business of BHC's to banking and related activities.

Under the Act, a BHC is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of voting stock of any company that is not a bank or engaging in any activity other than managing or controlling banks. A BHC may, however, own shares of a company engaged in activities, which the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. These activities include: operating a savings association, mortgage company, finance company, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; and, acting as an insurance agent for certain types of credit-related insurance.

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

The Company's liquidity is principally derived from dividends paid on the common stock of its subsidiaries. The payment of these dividends is subject to certain regulatory restrictions.

Under FRB policy, the Company is expected to act as a source of financial strength to, and commit resources to support, its affiliates. As a result of such policy, the Company may be required to commit resources to its affiliate banks in circumstances where it might not otherwise do so.


REGULATION AND SUPERVISION OF THE SUBSIDIARY BANKS

MainSource Bank and Regional Bank are supervised, regulated and examined by the Indiana Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation ("FDIC"). Capstone Bank is supervised, regulated and examined by the Office of the Comptroller of the Currency ("OCC"). A cease-and-desist order may be issued against the banks, if the respective agency finds that the activities of the bank represent an unsafe and unsound banking practice or violation of law. The deposits of all three banking subsidiaries are insured to the maximum extent permitted by law by the Bank Insurance Fund ("BIF") of the FDIC.

Branching by banks in Indiana is subject to the jurisdiction, and requires the prior approval, of the bank's primary federal regulatory authority and, if the branching bank is a state bank, of the DFI. Under Indiana law, banks may branch anywhere in the state.

The Company is a legal entity separate and distinct from its subsidiary Banks. There are various legal limitations on the extent to which the Banks can supply funds to the Company. The principal source of the Company's funds consists of dividends from its subsidiary Banks. State and Federal law restrict the amount of dividends that may be paid by banks. In addition, the Banks are subject to certain restrictions on extensions of credit to the Company, on investments in the stock or other securities of the Company and in taking such stock or securities as collateral for loans.

LEGISLATION

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") represented a comprehensive and fundamental change to banking supervision and mandates the development of additional regulations governing almost every aspect of the operations, management and supervision of banks and BHCs.

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

The Federal Reserve Board has adopted procedures for bank holding companies and foreign banks with U.S. offices to be treated as financial holding companies. Financial holding companies may engage in a broad range of securities, insurance and other financial activities under the Gramm-Leach-Bliley Act. Bank holding companies and foreign banks that meet the relevant qualifications may file elections to become financial holding companies at any time. The Company has chosen not to become a financial holding company and remains a bank holding company.

CAPITAL REQUIREMENTS

The Company and its subsidiary Banks must meet certain minimum capital requirements mandated by the FRB, FDIC and DFI. These regulatory agencies require BHCs and banks to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. The FRB requires BHCs to maintain a minimum Tier 1 leverage ratio of 3 percent capital to total assets; however, for all but the most highly rated institutions which do not anticipate significant growth, the minimum Tier 1 leverage ratio is 3 percent plus an additional cushion of 100 to 200 basis points. As of December 31, 2002, the Company's leverage ratio of capital to total assets was 7.6%. The FRB and FDIC each have approved the imposition of "risk-adjusted" capital ratios on BHCs and financial institutions. The Company's Tier 1 Capital to Risk-Weighted Assets Ratio was 11.9% and its Total Capital to Risk-Weighted Assets Ratio was 14.1% at December 31, 2002. The Company's Banks had capital to asset ratios and risk-adjusted capital ratios at December 31, 2001, in excess of the applicable regulatory minimum requirements.

STATISTICAL DISCLOSURES

The following statistical data should be read in conjunction with Management's Discussion and Analysis (Item 7), Selected Financial Data (Item 6) and the Financial Statements and Supplementary Data (Item 8).

VOLUME/RATE ANALYSIS OF CHANGES IN NET INTEREST INCOME

The table on page 8a analyzes the change in net interest income due to rate and volume. Changes due to both rate and volume have been allocated in proportion to the absolute dollar value of rate and volume changes. The increase in net interest income in 2002 over 2001 was primarily due to deposit rates decreasing at a greater rate than the yield on earning assets. Volume of loans, securities and deposits primarily account for the increase in net interest income of 2001 over 2000.

AVERAGE DEPOSITS

The table on page 8b discloses the average deposits for the Company for 2002, 2001 and 2000, and the maturity schedule of the over $100 certificates of deposit at December 31, 2002.

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES OF COMMERCIAL AND CONSTRUCTION LOANS AT DECEMBER 31, 2002

Maturities and sensitivity to changes in interest rates of commercial and construction loans at December 31, 2002 are disclosed in the table on page 8c.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The table on page 8d discloses the allocation of the allowance for loan losses to the major loan categories.

Volume/Rate Analysis of Changes in Net Interest Income
          (Tax Equivalent Basis)
----------------------------------------------------------------------------------   ----------------------------------
                                                           2002 OVER 2001                     2001 OVER 2000
----------------------------------------------------------------------------------   ----------------------------------
                                                   Volume       Rate       Total       Volume       Rate       Total
Interest income
     Loans                                       $ (2,564)   $ (7,740)   $(10,304)   $  2,449    $ (2,713)   $   (264)
     Securities                                     2,823      (3,132)       (309)     (1,755)         90      (1,665)
     Federal funds sold and money market funds       (440)       (972)     (1,412)      1,409        (355)      1,054
     Short-term investments                           (47)        (28)        (75)          3           3           6
----------------------------------------------------------------------------------   ----------------------------------
             Total interest income                   (228)    (11,872)    (12,100)      2,106      (2,975)       (869)
----------------------------------------------------------------------------------   ----------------------------------
Interest expense
     Interest-bearing DDA, savings,
       and money market accounts                 $    841    $ (4,505)   $ (3,664)   $    845    $ (3,573)   $ (2,728)
     Certificates of deposit                       (3,316)     (8,854)    (12,170)        278        (599)       (321)
     Borrowings                                       787        (489)        298        (362)       (621)       (983)
     Trust preferred securities                        30         (18)         12          --          --          --
----------------------------------------------------------------------------------   ----------------------------------
             Total interest expense                (1,658)    (13,866)    (15,524)        761      (4,793)     (4,032)
----------------------------------------------------------------------------------   ----------------------------------
Change in net interest income                    $  1,430    $  1,994       3,424    $  1,345    $  1,818       3,163
                                                 --------------------                --------------------
Change in tax equivalent adjustment                                           142                                 484
----------------------------------------------------------------------------------   ----------------------------------
Change in net interest income before
        tax equivalent adjustment                                        $  3,282                            $  2,679
----------------------------------------------------------------------------------   ----------------------------------

                                       8a

Average Deposits
-----------------------------------------------    ----------------------    ---------------------
                                    2002                      2001                     2000
                              Amount     Rate          Amount      Rate          Amount     Rate
-----------------------------------------------    ----------------------    ---------------------
Demand                     $   94,054               $   85,317                $   93,987
Interest Bearing Demand       236,802     1.06%        182,557      1.55%        216,303     3.52%
Savings                       206,882     1.18         218,792      2.69         146,102     2.64
Certificates of Deposit       478,643     3.67         545,458      5.45         540,353     5.56
-------------------------------------               ----------                ----------
       Totals              $1,016,381     2.45%     $1,032,124      4.06%     $  996,745     4.60%
                           ==========               ==========                ==========

As of December 31, 2002, certificates of deposit and other time deposits of $100 or more mature as follows:

           3 months or less    4-6 months    6-12 months    over 12 months     Total
Amount         $31,434           $8,033        $15,456         $38,269        $93,192
Percent           34%               9%           17%              40%

                                       8b

Maturities and Sensitivity to Changes in Interest Rates of Commercial and Construction Loans at December 31, 2002

-----------------------------------------------------------------------------------------------------------------------

                                                        Due:      Within 1 Year  1 - 5 Years  Over 5 years    Total
-----------------------------------------------------------------------------------------------------------------------
Loan Type
      Commercial and industrial                                       $ 36,244     $ 31,070     $ 30,203       97,517
      Agricultural production financing and other loans to farmers      18,409        4,894        1,802       25,105
      Construction and development                                      29,490          569        4,928       34,987
-----------------------------------------------------------------------------------------------------------------------
          Totals                                                      $ 84,143     $ 36,533     $ 36,933     $157,609
-----------------------------------------------------------------------------------------------------------------------
          Percent                                                           53%          23%          24%         100%
-----------------------------------------------------------------------------------------------------------------------

Rate Sensitivity

     Fixed Rate                                                       $ 20,099     $ 15,468     $  5,204     $ 40,771
     Variable Rate                                                      89,515       26,371          952      116,838
-----------------------------------------------------------------------------------------------------------------------
          Totals                                                      $109,614     $ 41,839     $  6,156     $157,609
-----------------------------------------------------------------------------------------------------------------------


                                       8c

Allocation of the Allowance for Loan Losses

                               2002             2001              2000              1999               1998
                         -----------------  ---------------  ----------------   ---------------  ------------------
                                   Percent          Percent           Percent           Percent            Percent
                                  of loans         of loans          of loans          of loans           of loans
                                  to total         to total          to total          to total           to total
December 31              Amount     loans   Amount   loans   Amount    loans    Amount   loans    Amount   loans
------------------------------------------  ---------------  ----------------   ---------------  -----------------
Real estate
  Residential            $2,097      41%    $2,159     43%    $1,076     47%    $  598     46%    $  445     45%
  Farm real estate          776       6        301      6        442      6        397      6        325      7
  Commercial              2,715      21      2,453     20      1,004     16        829     15        765     18
  Construction and
    development             647       5        858      7        909      6        965      7        830      6
------------------------------------------  ---------------------------------   ---------------  -----------------
      Total real estate   6,235      73      5,771     75      3,431     75      2,789     74      2,365     76
------------------------------------------  ---------------------------------   ---------------  -----------------
Commercial
  Agribusiness              388       3        368      3        965      3      1,011      3        962      3
  Other commercial        1,810      14      1,349     11      1,204     12        812     11        516      8
------------------------------------------  ---------------------------------   ---------------  -----------------
      Total Commercial    2,198      17      1,717     14      2,169     15      1,823     14      1,478     11
------------------------------------------  ---------------------------------   ---------------  -----------------
Consumer                    951      10        952     11      1,349     10      1,413     12      1,155     13
Unallocated                 133                554             1,767             1,693             1,602
------------------------------------------  ---------------------------------   ---------------  -----------------
      Total              $9,517     100%    $8,994    100%    $8,716    100%    $7,718    100%    $6,600    100%
------------------------------------------  ---------------------------------   ---------------  -----------------

                                       8d

INVESTMENT SECURITIES

The composition and maturity of the investment portfolio is depicted in the table on page 8e.

Investment Securities
                   (Carrying Values at December 31)
                                                                       Beyond
                                Within                                  10           Total
                                1 Year       2-5 Yrs     6-10 Yrs      Years         2002
--------------------------------------------------------------------------------------------
Available for sale
Federal agencies               $  5,871     $ 73,607     $  1,005     $     --     $ 80,483
State and municipal               1,756       17,693       15,729       13,849       49,027
Mortgage-backed securities            0        3,652       34,340      156,498      194,490
Equity and other securities       5,339        6,142           --       10,987       22,468
--------------------------------------------------------------------------------------------
  Total available for sale     $ 12,966     $101,094     $ 50,971     $181,437     $346,468
============================================================================================

Weighted average yield*            6.44%        4.61%        4.93%        4.51%        4.67%


Held to Maturity
--------------------------------------------------------------------------------------------
State and municipal            $  1,084     $  1,307     $  1,211     $    375     $  3,977
Other securities                                              698                       698
--------------------------------------------------------------------------------------------
  Total held to maturity       $  1,084     $  1,307     $  1,909     $    375     $  4,675
============================================================================================

Weighted average yield*            6.26%        6.14%        6.54%        6.33%        6.35%

Amounts in the table above are based on scheduled maturity dates. Variable interest rates are subject to change not less than annually based upon certain interest rate indices. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of December 31, 2002, there were no corporate bonds and other securities which represent more than 10% of shareholders' equity.

*Adjusted to reflect income related to securities exempt from Federal income taxes

                                       8e

ITEM 2.  PROPERTIES
-------------------
(Dollars in Thousands)

MainSource Financial Group owns no physical properties. In February 2002, the Company entered into a five-year lease of approximately 28,000 square feet of space to be used as an operations center in Greensburg, Indiana. Its subsidiaries own, or lease, all of the facilities from which they conduct business. All leases are comparable to other leases in the respective market areas and do not contain provisions detrimental to the Company or its subsidiaries. The Company has 49 banking locations of which MainSource has 35, Regional Bank has 6, and Capstone has 8. In addition, the Company operates five insurance offices in Indiana and one in Kentucky. At December 31, 2002, the Company had $19,258 invested in premises and equipment.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The subsidiaries may be parties (both plaintiff and defendant) to ordinary litigation incidental to the conduct of business. Management is presently not aware of any material claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted during the fourth quarter of 2002 to a vote of security holders, through the solicitation of proxies or otherwise.

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

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The information required under this item is incorporated by reference to the information provided on page 9 of the Company's Annual Report to Shareholders filed with this report as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

The information required under this item is incorporated by reference to the information provided on pages 10 through 21 of the Company's Annual Report to Shareholders filed with this report as Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The information required under this item is incorporated by reference to the information provided on pages 18 and 19 of the Company's Annual Report to Shareholders filed with this report as Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The financial statements and supplementary data required under this item are incorporated herein by reference to the information provided on pages 22 through 39 of the Company's Annual Report to Shareholders filed with this report as
Exhibit 13.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

In connection with its audits for the three most recent fiscal years ended December 31, 2002, there have been no disagreements with the Company's independent certified public accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 14.  CONTROLS & PROCEDURES
-------------------------------

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


PART IV

ITEM 15--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                   Included in
(a) 1. Financial statements                                           Annual
Report
         MainSource Financial Group and Subsidiaries
            Report of Independent Auditors                              22
            Consolidated balance sheets at December 31, 2002 and 2001   23
            Consolidated statements of income, years ended December     24
                31, 2002, 2001 and 2000
            Consolidated statements of shareholders' equity, years      25
                ended December 31, 2002, 2001 and 2000
            Consolidated statements of cash flows, years ended          26
                December 31, 2002, 2001 and 2000
            Notes to consolidated financial statements                27-39

(a) 2. Financial statement schedules

          All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(a) 3. Exhibits:

             3.1 Articles of Incorporation (incorporated by reference to Exhibit 3 on Form 10-Q of the registrant for the six months ended June 30, 2002 filed August 14, 2002 with the Commission (Commission File Number 0-12422)).

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

             4.6. Indenture dated as of December 19, 2002 between the Registrant, as issuer, and State Street Bank and Trust Company of Connecticut, N.A., as trustee, re: floating rate junior subordinated deferrable interest debentures due 2032.

             4.7 Amended and Restated Declaration of Trust dated as of December 19, 2002 among State Street Bank and Trust Company of Connecticut, N.A., as institutional trustee, the Registrant, as sponsor, and James L. Saner Sr., Donald A. Benziger and James M. Anderson, as administrators.

             4.8 Guarantee Agreement dated as of December 19, 2002 between the Registrant, and State Street Bank and Trust Company of Connecticut, N.A.

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

            10.3 Form of Executive Severance Agreement dated January 16, 2001 between the Registrant and Donald A. Benziger (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31,2000 filed March 30, 2001 with the Commission (Commission File No. 0-12422)).

            10.4 Form of Executive Severance Agreement dated January 16, 2001 between the Registrant and John C. Parker.

             13 2002 Annual report to Shareholders (Except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K).

             21 List of subsidiaries of the Registrant.

             23.1 Consent of Crowe, Chizek and Company LLP

(b)      Reports on Form 8-K

     None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 27th day of March, 2003.

                                                MAINSOURCE FINANCIAL GROUP, INC.

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


           Signature                 Capacity                        Date
           ---------                 --------                        ----

    /s/ Eric E. Anderson
--------------------------------
        Eric E. Anderson             Director                   March 17, 2003

   /s/ William G. Barron
--------------------------------
       William G. Barron             Director                   March 17, 2003

    /s/ Dale J. Deffner
--------------------------------
        Dale J. Deffner              Director                   March 17, 2003

      /s/ Don Dunevant
--------------------------------
          Don Dunevant               Director                   March 17, 2003

    /s/ Philip A. Frantz
--------------------------------
        Philip A. Frantz             Director                   March 17, 2003

    /s/ Rick S. Hartman
--------------------------------
        Rick S. Hartman              Director                   March 17, 2003

    /s/ Robert E. Hoptry
--------------------------------
        Robert E. Hoptry             Director                   March 17, 2003
                                     Chairman of the
                                     Board

   /s/ Edward J. Zoeller
--------------------------------
       Edward J. Zoeller             Director                   March 17, 2003


   /s/ James M. Anderson
--------------------------------
       James M. Anderson             Controller &               March 17, 2003
                                     Principal
                                     Accounting Officer

   /s/ Donald A. Benziger
--------------------------------
       Donald A. Benziger            Senior Vice                March 17, 2003
                                     President &
                                     Chief Financial
                                     Officer

  /s/ James L. Saner, Sr.
--------------------------------
      James L. Saner, Sr.            Director                   March 17, 2003
                                     President & Chief
                                     Executive Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                  CERTIFICATIONS FOR ANNUAL REPORT ON FORM 10-K


I, James L. Saner, Sr., certify that:

1) I have reviewed this annual report on Form 10-K of MainSource Financial Group, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
      --------------

/s/ James L. Saner, Sr.
-----------------------------------
[Signature]

President & Chief Executive Officer
-----------------------------------
[Title]

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                  CERTIFICATIONS FOR ANNUAL REPORT ON FORM 10-K

I, Donald A. Benziger, certify that:

1) I have reviewed this annual report on Form 10-K of MainSource Financial Group, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
      --------------

/s/ Donald A. Benziger
-----------------------------------------------
[Signature]

Senior Vice President & Chief Financial Officer
-----------------------------------------------
[Title]