Form 10-Q
period 2003-03-31
MAINSOURCE FINANCIAL GROUP
filed 2003-05-14
CIK 720002

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED MARCH 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12B-2 of the Act)         Yes  X   No
                                              ---     ---

     As of May 9, 2003 there were outstanding 6,767,715 shares, without par value of the registrant.

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

                           MAINSOURCE FINANCIAL GROUP
                                    FORM 10-Q
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Dollars in thousands except per share data)

                                                                 (Unaudited)
                                                                  March 31,     December 31,
                                                                    2003           2002
                                                                 -----------    -----------
Assets
  Cash and due from banks                                        $    41,851    $    54,548
  Money market fund                                                    4,168         22,869
  Federal funds sold                                                      --            500
                                                                 -----------    -----------
        Cash and cash equivalents                                     46,019         77,917
  Investment securities
    Available for sale                                               392,982        346,468
    Held to maturity (fair value of $4,018 and $4,939)                 3,746          4,675
  Loans held for sale                                                 17,490         15,715
  Loans, net of allowance for loan losses of $9,917 and $9,517       726,482        730,650
  Restricted stock, at cost                                            5,680          5,690
  Premises and equipment, net                                         19,152         19,258
  Goodwill                                                            21,526         20,708
  Intangible assets                                                    4,951          5,005
  Other assets                                                        25,324         25,674
                                                                 -----------    -----------
            Total assets                                         $ 1,263,352    $ 1,251,760
                                                                 ===========    ===========

Liabilities
  Deposits
    Noninterest bearing                                          $   108,756    $   104,282
    Interest bearing                                                 940,840        930,025
                                                                 -----------    -----------
            Total deposits                                         1,049,596      1,034,307
  Short-term borrowings                                               25,373         19,529
  Federal Home Loan Bank advances                                     50,197         50,235
  Trust preferred securities                                          22,000         30,425
  Notes payable                                                        2,400          2,400
  Other liabilities                                                   13,968         15,093
                                                                 -----------    -----------
           Total liabilities                                       1,163,534      1,151,989

Shareholders' equity
    Preferred stock no par value
      Authorized - 400,000
      Issued and outstanding - none                                       --             --
  Common stock $.50 stated value:
     Authorized shares - 10,000,000 shares,
     Issued shares - 6,824,405 and 6,500,084
     Outstanding shares - 6,767,715 and 6,469,873 shares               3,414          3,251
  Common stock to be distributed, 0 and 325,004 shares                    --            163
  Treasury stock, 56,690 and 30,211 shares                            (1,268)          (694)
  Additional paid-in capital                                          43,009         43,025
  Retained earnings                                                   51,811         49,529
  Accumulated other comprehensive income                               2,852          4,497
                                                                 -----------    -----------
           Total shareholders' equity                                 99,818         99,771
                                                                 -----------    -----------
           Total liabilities and shareholders' equity            $ 1,263,352    $ 1,251,760
                                                                 ===========    ===========

See notes to consolidated condensed financial statements.

                           MAINSOURCE FINANCIAL GROUP
                                    FORM 10-Q
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                          Three months ended
                                               March 31,
                                            2003      2002
                                           -------   -------
Interest income:
  Loans, including fees                    $13,044   $14,610
  Investment securities                      3,632     3,600
  Other                                         56       155
                                           -------   -------
    Total interest income                   16,732    18,365
                                           -------   -------
Interest expense:
  Deposits                                   4,833     6,295
  Trust preferred securities                   488       506
  Other borrowings                             697       501
                                           -------   -------
    Total interest expense                   6,018     7,302
                                           -------   -------
Net interest income                         10,714    11,063
  Provision for loan losses                    390       550
                                           -------   -------
Net interest income after
  provision for loan losses                 10,324    10,513
Non-interest income:
  Securities gains                             793       128
  Other income                               4,055     3,371
                                           -------   -------
    Total non-interest income                4,848     3,499
Non-interest expense                        10,312     8,882
                                           -------   -------
Income before income tax                     4,860     5,130
  Income tax expense                         1,355     1,794
                                           -------   -------
Net income                                 $ 3,505   $ 3,336
                                           =======   =======

Comprehensive income                       $ 1,860   $ 2,300
                                           =======   =======

Net income per share (basic and diluted)   $  0.52   $  0.49
Cash dividends declared                      0.180     0.162

See notes to consolidated condensed financial statements.

                           MAINSOURCE FINANCIAL GROUP
                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                             (Dollars in thousands)

                                                           Three months ended
                                                                 March 31,
                                                            2003        2002
                                                          ---------   ---------
Operating Activities
  Net income                                              $   3,505   $   3,336
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                    390         550
   Depreciation and amortization                                634         501
   Securities amortization, net                                 908          93
   Amortization of intangibles                                  221         433
   Investment securities gains                                 (793)       (128)
   Change in loans held for sale                             (1,775)     15,280
   Change in other assets and liabilities                       123          48
                                                          ---------   ---------
       Net cash provided by operating activities              3,213      20,113

Investing Activities
   Net change in short term investments                          --         599
   Proceeds from maturities and payments
     on securities held to maturity                             939       1,077
   Purchases of securities available for sale              (130,107)    (62,047)
   Proceeds from maturities and payments
     on securities available for sale                        58,084      27,932
   Proceeds from sales of securities available for sale      22,787      10,757
   Loan originations and payments, net                       10,205      11,460
   Purchases of restricted stock                                 --        (565)
   Purchases of premises and equipment                         (427)       (940)
   Cash received from branch acquisitions                    12,203      15,654
                                                          ---------   ---------
        Net cash provided (used) by investing activities    (26,316)      3,927

Financing Activities
   Net change in deposits                                    (4,364)    (43,180)
   Short-term borrowings                                      5,844       2,479
   Repayment of notes payable                                    --         (12)
   Repayment of FHLB advances                                   (38)        (59)
   Proceeds from FHLB borrowings                                 --      20,000
   Redemption of trust preferred securities                  (8,425)         --
   Purchase of shares for treasury                             (574)        (93)
   Cash dividends and fractional shares                      (1,238)     (1,116)
                                                          ---------   ---------
        Net cash used by financing activities                (8,795)    (21,981)
                                                          ---------   ---------
Net change in cash and cash equivalents                     (31,898)      2,059
Cash and cash equivalents, beginning of period               77,917      59,419
                                                          ---------   ---------
Cash and cash equivalents, end of period                  $  46,019   $  61,478
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

During the first quarter of 2003, the Company's Board of Directors approved a stock option plan and set aside 350,000 shares that may be issued under option grants. The plan was approved contingent upon shareholder approval, which was received at the Company's annual meeting held on April 23, 2003. Options granted under the plan in the second quarter totaled 34,500 shares. A total of 8,000 shares were issued to the Company's Board of Directors and are immediately vested. The remaining grants were issued to various members of the Company's executive management team and vest over a four-year period.

NOTE 2 ACQUISITIONS

In February 2003, the Company acquired one branch in Illinois. The acquired branch consisted of $12,203 of cash, $6,427 of loans, and $19,653 of deposits. A core deposit intangible of $166 and goodwill of $818 were also recorded. The results of operations for this acquisition have been included since the transaction date. The branch acquisition was made to further solidify the Company's market share in existing markets and to expand its customer base into new markets, thereby enhancing deposit fee income and providing an opportunity to market additional products and services to new customers. The acquisition also helped to prevent another financial institution from entering these markets, and it allowed the Company to establish additional branch locations to improve customer convenience.

NOTE 3 - SECURITIES

The fair value of securities available for sale and related gains/losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                      Gross            Gross
                                        Fair        Unrealized       Unrealized
As of March 31, 2003                    Value         Gains            Losses
-------------------------------------------------------------------------------
Available for Sale
   Federal agencies                    $65,339        $1,825                $0
   State and municipal                  48,577         1,819                (4)
   Mortgage-backed securities          252,475         2,028              (756)
   Equity and other securities          26,591           234              (673)
-------------------------------------------------------------------------------
     Total available for sale         $392,982        $5,906           ($1,433)
-------------------------------------------------------------------------------

As of December 31, 2002
------------------------------------
Available for Sale
   Federal agencies                    $80,483        $2,928                $0
   State and municipal                  49,027         1,682                (5)
   Mortgage-backed securities          194,490         2,901               (54)
   Equity and other securities          22,468           227              (614)
-------------------------------------------------------------------------------
     Total available for sale         $346,468        $7,738             ($673)
-------------------------------------------------------------------------------

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

                                                Gross          Gross
                                 Carrying   Unrecognized   Unrecognized    Fair
As of March 31, 2003              Amount        Gains          Losses      Value
--------------------------------------------------------------------------------
 Held to Maturity
   State and municipal             3,036          129              -       3,165
   Other securities                  710          143              -         853
--------------------------------------------------------------------------------
     Total held to maturity       $3,746         $272             $0      $4,018
--------------------------------------------------------------------------------

As of December 31, 2002
----------------------------------------
 Held to Maturity
   State and municipal            $3,977         $119             $0      $4,096
   Other securities                  698          145              -         843
--------------------------------------------------------------------------------
     Total held to maturity       $4,675         $264             $0      $4,939
--------------------------------------------------------------------------------

NOTE 4 - LOANS
                                                      March 31     December 31
                                                        2003           2002
------------------------------------------------------------------------------
Commercial and industrial loans                      $ 105,464      $ 105,093
Agricultural real estate and production                 65,098         68,867
Commercial real estate                                  79,261         84,024
Hotel                                                   82,537         73,262
Residential real estate                                305,774        301,232
Construction and development                            24,411         34,987
Consumer                                                73,854         72,702
                                                 -----------------------------
           Total loans                                 736,399        740,167
Allowance for loan lossess                              (9,917)        (9,517)
------------------------------------------------------------------------------
           Net loans                                 $ 726,482      $ 730,650
==============================================================================


NOTE 5 - DEPOSITS                                   March 31,      December 31,
                                                      2003             2002
                                                      ----             ----

   Non-interest-bearing demand                    $   108,756       $   104,282
   Interest-bearing demand                            235,462           260,120
   Savings                                            202,203           196,056
   Certificates of deposit of $100 or more            103,462            93,192
   Other certificates and time deposits               399,713           380,657
                                                --------------   ---------------
     Total deposits                               $ 1,049,596       $ 1,034,307
                                                ==============   ===============

NOTE 6 - SHORT-TERM BORROWINGS
                                                         March 31  December 31,
                                                           2003        2002
                                                           ----        ----
Short-term borrowings:
     Federal funds purchased                             $ 8,750      $     -
     Securities sold under agreement to repurchase        16,623       19,529
                                                       ----------   ---------
     Total short-term borrowings                         $25,373      $19,529
                                                       ==========   =========


NOTE 7 - EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

For the three months ended             March 31, 2003             March 31, 2002
                               --------------------------   --------------------------
                                        Weighted    Per               Weighted   Per
                                Net     Average    Share     Net      Average   Share
                               Income    Shares    Amount   Income     Shares   Amount
                               ------   --------   ------   ------    --------  ------
Basic and dilutive earnings
per share:
Income available to
     common shareholders       $3,505   6,779,479  $0.52    $3,336   6,821,879   $0.49

As discussed in Note 1, the shareholders approved a stock option plan in the second quarter of 2003. Options granted under this plan in the future may be dilutive to earnings per share.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Overview

MainSource Financial Group, Inc. until May 1, 2002 known as Indiana United Bancorp, ("Company") is a multi-bank, bank holding company that provides an array of financial services and is headquartered in Greensburg, Indiana. The Company's shares trade on the NASDAQ national market under the symbol MSFG. On March 31, 2003, the Company controlled three bank subsidiaries, MainSource Bank, Regional Bank ("Regional"), and Capstone Bank, N.A. ("Capstone"). In addition to the banking subsidiaries, the Company owned, either directly or indirectly, the following subsidiaries: MainSource Insurance, Inc., IUB Capital Trust, MainSource Statutory Trust I, IUB Reinsurance Company, Ltd., People's Investment Company, Ltd., PTC Investments, Inc., RB Investments, Inc. and Union Investment Company, Ltd.

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

Results of Operations

Net income for the first quarter of 2003 was $3,505 or 5.1% greater than the first quarter of 2002 due primarily to an increase in the Company's non-interest income. Earnings per share for the first quarter equaled $.52 in 2003, compared to $.49 in 2001, an increase of 6.1%. The Company's return on average total assets for the first quarter was 1.15% in 2003 and 2002. Return on average shareholders' equity for the first quarter was 14.19% in 2003 and 15.09% in 2002.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. First quarter net interest income of $10,714 in 2003 was a decrease of 3.2% versus the first quarter of 2002. Net interest income on a tax equivalent basis, reflected as a percentage of average earning assets (net interest margin), was 3.90% for the first quarter of 2003 and 4.23% for the same time frame in 2002. As a result of the current interest rate environment, the Company's yield on earning assets decreased from 6.95% for the first quarter of 2002 to 6.04% in the first quarter of 2003. The Company's cost of funds also decreased, but to a lesser extent.

Provision for Loan Losses

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses".

Non-interest Income

First quarter non-interest income for 2003 was $4,848 compared to $3,499 for the same period a year ago, representing an increase of 38.6%. The increase was primarily due to an increase in mortgage banking activity and gains on the sales of investment securities. Mortgage banking income, which consists of gains and losses on loan sales and service fee income, was $1,353 for the first quarter of 2003 versus $1,065 for the first quarter of 2002. As mortgage rates continue to stay near record lows, this area of the Company's business remains strong. In addition to the increase in mortgage banking income, the Company also realized gains on the sales of investment securities of $793 in the first quarter of 2003 compared to securities gains of $128 in the same period a year ago. As the Company continues to actively manage its investment portfolio, gains and/or losses on the sales of investment securities will be periodically realized in order to take advantage of current market conditions or to reposition the portfolio for future profitability.

Non-interest Income
                                                        Three months ended
                                                              March 31,
                                                   -----------------------------
                                                    2003                  2002
                                                   -------              -------
 Insurance commissions                             $   582              $   559
 Fiduciary activities                                  150                  197
 Mortgage banking income                             1,353                1,065
 Service charges on deposit accounts                   953                  905
 Gain (loss) on sales of securities                    793                  128
 Other income *                                      1,017                  645
                                                   -------              -------
 Total                                             $ 4,848              $ 3,499
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

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Non-interest expense

Total non-interest expense was $10,312 for the first quarter of 2003, which represented an increase of $1,430 from the first quarter of 2002. The largest component of non-interest expense is personnel expense. Personnel expenses were $5,514 for the first quarter of 2003 versus $5,002 for the same period a year ago, representing a 10.2% increase. Normal staff salary increases and increased benefit costs were incurred in 2003. Included in the 10.2% increase are the personnel costs related to the addition of four branches in 2002 and one in February 2003. In addition to the increase in personnel costs, the Company incurred $840 of costs associated with the write-off of deferred debt acquisition costs due to the redemption of its fixed rate trust preferred securities issued in 1997. On an ongoing basis, the Company expects these costs to be approximately $4 per quarter.

 Non-interest Expense
                                                        Three months ended
                                                              March 31,
                                                   -----------------------------
                                                     2003                 2002
                                                   --------             --------
   Salaries and employee benefits                  $  5,514             $  5,002
   Net occupancy                                        655                  505
   Equipment                                            812                  599
   Intangible amortization                              221                  433
   Stationary, printing, and supplies                   229                  254
   Telephone                                            310                  240
   Other                                              2,571                1,849
                                                   --------              -------
     Total non-interest expense                    $ 10,312              $ 8,882
                                                   ========              =======

* Other Expenses consists of professional fees, directors' fees, marketing, postage, travel, communications, regulatory fees, and other miscellaneous items.

Income Taxes

The effective tax rate for the first three months was 27.9% for 2003 and 35.0% for 2002. The decrease in the effective tax rate was primarily due to tax credits related to the Company's investment in low-income housing projects and an increase in invested balances at its investment subsidiaries domiciled in a state without income tax. The Company and its subsidiaries file consolidated income tax returns.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Financial Condition

Total assets at March 31, 2003 were $1,263,352 compared to $1,251,760 as of December 31, 2002. Average earning assets represented 91.7% of average total assets for the first three months of 2003 and 92.7% for the same period in 2002. Average loans represented 72.1% of average deposits in the first three months of 2003 and 76.7% for the comparable period in 2002. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 59.8% and 65.2% for the three-month period ended March 31, 2003 and 2002 respectively.

The increase in deposits of $15,289 from December 31, 2002 to March 31, 2003 was due primarily to the acquisition of one branch in Illinois involving the assumption of $19 million of deposits.

Shareholders' equity was $99,818 on March 31, 2003 compared to $99,771 on December 31, 2002. Book value (shareholders' equity) per common share was $14.75 at March 31, 2003 versus $14.69 at year-end 2002. The unrealized gain on securities available for sale, net of taxes, increased book value per share by $.42 at March 31, 2003 and by $.66 at December 31, 2002. Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders equity.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 41.5% of total loans at March 31, 2003 and 40.7% at December 31, 2002.

On March 31, 2003, the Company had $17,490 of residential real estate loans held for sale, which was an increase from the year-end balance of $15,715. The Company generally retains the servicing rights on mortgages sold.

Asset quality improved from a year ago with non-performing assets totaling $11,816, or 0.93% of total assets, as of March 31, 2003 compared to $12,545, or 1.07% of total assets, as of the same period a year ago. However, this was a slight deterioration from year-end when non-performing assets totaled $10,857 and represented 0.87% of total assets. During the first three months of 2003, the Company experienced an increase of $9,275 in loans related to the hotel industry. As of March 31, 2003, these loans represented 11.2% of the Company's total loan portfolio compared to 9.9% at year-end. Given the current economic conditions and the recent downturn in the travel/lodging industry, allocations were made to watch list loans in this industry to reflect the higher risk level.

The provision for loan losses was $390 in the first quarter of 2003 compared to $550 for the same period in 2002. The Company had net recoveries of $10 for the first three months of 2003 compared to net charge-offs of $208 for the comparable period in 2002. The provision for 2003 was lower than 2002 as the effect of declining loan balances and net recoveries more than offset the increased allocations on hotel loans and non-performing loans.

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and information about specific borrower situations. The allowance for loan losses as of March 31, 2003 is considered adequate by management.

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

As of March 31, 2003, $392,982 of investment securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity. An unrealized pre-tax gain of $4,473 was recorded to adjust the AFS portfolio to current market value at March 31, 2003, compared to an unrealized pre-tax gain of $7,065 at December 31, 2002.

Effective January 1, 2002 the Company formed two investment subsidiaries, PTC Investments, Inc. and RB Investments, Inc., which are incorporated in Nevada. These subsidiaries, which are 100% owned by and fully consolidated in the Company's financial statements, hold a large portion of the Company's investment portfolios and were formed with the intent to enhance the management and profitablity of the investment portfolios.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreement to repurchase ("agreements") and shareholders' equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 90.5% and 91.8% of total average earning assets for the periods ending March 31, 2003 and 2002. Total interest-bearing deposits averaged 90.5% and 90.8% of average total deposits for the periods ending March 31, 2003 and 2002, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $50,197 outstanding at March 31, 2003. These advances have interest rates ranging from 3.3% to 6.7% with $10,000 maturing in the first quarter of 2004. Approximately $40,000 of these advances mature in 2005 or later.

Capital Resources

Total shareholders' equity was $99,818 at March 31, 2003, which was a slight increase from $99,771 at December 31, 2002. The Company's earnings were basically offset by the decrease in the unrealized gain on investment securities, cash dividends paid on common stock, and treasury stock purchases.

During the first quarter of 2003, the Company redeemed $8,425 of its 8.75% fixed rate trust preferred securities and announced the refinancing of the remaining $14,000 of the 1997 issuance. As part of the refinancing that took place on April 1st, the Company issued $14,000 of trust preferred securities in a pooled offering. The rate on these securities is fixed for the first five years at 6.65% and then becomes variable at a rate tied to the 3-month LIBOR rate and adjusts quarterly. These securities mature in 30 years and can be called anytime after 5 years. An interest rate swap was utilized to obtain the initial fixed rate on the issue.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital consists of shareholders' equity, excluding accumulated other comprehensive income, while Tier 1 consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for credit losses. At March 31, 2003, Tier 1 capital to total average assets was 7.60%. Tier 1

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

capital to risk-adjusted assets was 11.88%. Total capital to risk-adjusted assets was 13.13%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $.18 per share in the first quarter of 2003 versus $.162 for the first quarter of 2002.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 82.0% of total earning assets for the three months ended March 31, 2003 and 83.6% for the same period in 2002.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

At March 31, 2003, the Company held approximately $456,017 in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
               (Dollar amounts in thousands except per share data)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Corporation encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2003 from the analysis and disclosures provided in the Corporation's Form 10-K for the year ended December 31, 2002.

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

                  99.1 Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

                  99.2 Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

         b)  Reports on Form 8-K

             During the quarter ended March 31, 2003 the Company filed the following reports on Form 8-K.

             The Form 8-K dated February 4, 2003 reported under Item 5, "Other Events" the Company's announcement of a stock repurchase program effective February 1, 2003 whereby the Company may purchase up to 170,000 shares, or approximately 2.5%, of its common shares outstanding over a twelve month period of time.

             The Form 8-K dated March 28, 2003 reported under Item 5, "Other Events" the Company's announcement of the execution of a definitive agreement that will lead to the merger of First Community Bancshares, Inc. into MainSource Financial Group, Inc.

No other information is required to be filed under Part II of this form.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MAINSOURCE FINANCIAL GROUP, INC.


                           May 14, 2003

                           /s/ James L. Saner, Sr.
                           -------------------------------------------------
                           James L. Saner Sr
                           President and Chief Executive Officer

                           May 14, 2003

                           /s/ Donald A. Benziger
                           -------------------------------------------------
                           Donald A. Benziger
                           Senior Vice President & Chief Financial Officer


                           May 14, 2003

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

Date: May 14, 2003
      ------------

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

Date: May 14, 2003
      ------------

/s/ Donald A. Benziger
-------------------------------------
[Signature]

Senior Vice President &
Chief Financial Officer
-------------------------------------
[Title]