Form 10-Q
period 2003-06-30
MAINSOURCE FINANCIAL GROUP
filed 2003-08-14
CIK 720002

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         FOR QUARTER ENDED JUNE 30, 2003

                         COMMISSION FILE NUMBER 0-12422

                        MAINSOURCE FINANCIAL GROUP, INC.
                        --------------------------------
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

     As of August 9, 2003 there were outstanding 6,729,256 shares, without par value of the registrant.

                        MAINSOURCE FINANCIAL GROUP, INC.

                                    FORM 10-Q

                                      INDEX




------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION                                           Page

Item 1.  Financial Statements

Consolidated Condensed Balance Sheets                                     3

Consolidated Condensed Statements of Income and Comprehensive Income      4

Consolidated Condensed Statements of Cash Flows                           5

Notes to Consolidated Condensed Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial                10
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       18

Item 4.  Controls and Procedures                                          19

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders              20

Item 6.  Exhibits and Reports on Form 8-K                                 20

Signatures                                                                21

                           MAINSOURCE FINANCIAL GROUP
                                    FORM 10-Q
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Dollars in thousands except per share data)

                                                                  (Unaudited)
                                                                    June 30,     December 31,
                                                                      2003           2002
                                                                  -----------    -----------
Assets
  Cash and due from banks                                         $    43,831    $    54,548
  Money market fund                                                    20,283         22,869
  Federal funds sold                                                       --            500
                                                                  -----------    -----------
        Cash and cash equivalents                                      64,114         77,917
  Investment securities
    Available for sale                                                414,222        346,468
    Held to maturity (fair value of $4,102 and $4,939)                  3,757          4,675
  Loans held for sale                                                  17,209         15,715
  Loans, net of allowance for loan losses of $11,856 and $9,517       834,085        730,650
  Restricted stock, at cost                                             6,817          5,690
  Premises and equipment, net                                          23,324         19,258
  Goodwill                                                             36,476         20,708
  Intangible assets                                                     5,801          5,005
  Other assets                                                         33,254         25,674
                                                                  -----------    -----------
            Total assets                                          $ 1,439,059    $ 1,251,760
                                                                  ===========    ===========

Liabilities
  Deposits
    Noninterest bearing                                           $   134,048    $   104,282
    Interest bearing                                                1,047,433        930,025
                                                                  -----------    -----------
            Total deposits                                          1,181,481      1,034,307
  Short-term borrowings                                                34,199         19,529
  Federal Home Loan Bank advances                                      63,943         50,235
  Trust preferred securities                                           29,000         30,425
  Notes payable                                                        15,400          2,400
  Other liabilities                                                    13,576         15,093
                                                                  -----------    -----------
           Total liabilities                                        1,337,599      1,151,989

Shareholders' equity
  Preferred stock - no par value
      Authorized - 400,000
      Issued and outstanding - none                                        --             --
  Common stock $.50 stated value:
      Authorized - 10,000,000 shares
      Issued shares - 6,824,405 and 6,500,084
      Outstanding shares - 6,729,256 and 6,469,873                      3,414          3,251
  Common stock to be distributed, 0 and 325,004 shares                     --            163
  Treasury stock, 95,149 and 30,211 shares                             (2,190)          (694)
  Additional paid-in capital                                           43,009         43,025
  Retained earnings                                                    54,334         49,529
  Accumulated other comprehensive income                                2,893          4,497
                                                                  -----------    -----------
           Total shareholders' equity                                 101,460         99,771
                                                                  -----------    -----------
           Total liabilities and shareholders' equity             $ 1,439,059    $ 1,251,760
                                                                  ===========    ===========

See notes to consolidated condensed financial statements.

                           MAINSOURCE FINANCIAL GROUP
                                    FORM 10-Q
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                             Three months ended    Six months ended
                                                  June 30,              June 30,
                                                  --------              --------
                                              2003       2002       2003       2002
                                              ----       ----       ----       ----
Interest income:
  Loans, including fees                     $12,980    $13,843    $26,024    $28,453
  Investment securities                       3,489      4,021      7,121      7,621
  Other                                          55        263        111        418
                                            -------    -------    -------    -------
    Total interest income                    16,524     18,127     33,256     36,492
                                            -------    -------    -------    -------
Interest expense:
  Deposits                                    4,720      5,819      9,553     12,114
  Trust preferred securities                    348        505        836      1,011
  Other borrowings                              736        634      1,433      1,135
                                            -------    -------    -------    -------
    Total interest expense                    5,804      6,958     11,822     14,260
                                            -------    -------    -------    -------
Net interest income                          10,720     11,169     21,434     22,232
  Provision for loan losses                     345        565        735      1,115
                                            -------    -------    -------    -------
Net interest income after
  provision for loan losses                  10,375     10,604     20,699     21,117
Non-interest income:
  Securities gains                               42        186        835        314
  Other income                                4,355      3,123      8,410      6,494
                                            -------    -------    -------    -------
    Total non-interest income                 4,397      3,309      9,245      6,808
Non-interest expense                          9,405      9,011     19,717     17,893
                                            -------    -------    -------    -------
Income before income tax                      5,367      4,902     10,227     10,032
  Income tax expense                          1,633      1,584      2,988      3,378
                                            -------    -------    -------    -------
Net income                                  $ 3,734    $ 3,318    $ 7,239    $ 6,654
                                            =======    =======    =======    =======

Comprehensive income                        $ 3,775    $ 6,836    $ 5,635    $ 9,136
                                            =======    =======    =======    =======

Net income per share (basic and diluted)    $  0.55    $  0.49    $  1.07    $  0.98
Cash dividends declared                       0.180      0.162      0.360      0.324

See notes to consolidated condensed financial statements.

                           MAINSOURCE FINANCIAL GROUP
                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                             (Dollars in thousands)

                                                               Six months ended
                                                                   June 30,
                                                                   --------
                                                              2003          2002
                                                            ---------     ---------
Operating Activities
  Net income                                                $   7,239     $   6,654
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                      735         1,115
   Depreciation and amortization                                1,306         1,032
   Securities amortization, net                                 2,051           386
   Amortization of intangibles                                    456           870
   Investment securities gains                                   (835)         (314)
   Change in loans held for sale                                 (978)       17,860
   Change in other assets and liabilities                      (5,895)       (2,783)
                                                            ---------     ---------
       Net cash provided by operating activities                4,079        24,820

Investing Activities
   Net change in short term investments                            --           599
   Proceeds from maturities and payments
     on securities held to maturity                               939         1,512
   Purchases of securities available for sale                (210,142)     (104,573)
   Proceeds from maturities and payments
     on securities available for sale                         115,776        47,808
   Proceeds from sales of securities available for sale        27,257        25,323
   Loan originations and payments, net                         16,560        15,232
   Purchases of restricted stock                                  (88)         (840)
   Cash received from branch acquisitions                      12,203        15,654
   Cash paid for bank acquisition                             (12,795)           --
   Purchases of premises and equipment                         (1,111)       (1,690)
                                                            ---------     ---------
        Net cash provided (used) by investing activities      (51,401)         (975)

Financing Activities
   Net change in deposits                                      12,040        14,282
   Short-term borrowings                                       13,920        12,059
   Proceeds from issuance of long-term debt                    13,000            --
   Repayment of notes payable                                      --          (862)
   Repayment of FHLB advances                                     (70)          (76)
   Proceeds from FHLB borrowings                                   --        20,000
   Proceeds from issuance of trust preferred securities        21,000            --
   Redemption of trust preferred securities                   (22,425)           --
   Purchase of shares for treasury                             (1,496)         (598)
   Cash dividends and fractional shares                        (2,450)       (2,220)
                                                            ---------     ---------
        Net cash provided (used) by financing activities       33,519        42,585
                                                            ---------     ---------
Net change in cash and cash equivalents                       (13,803)       66,430
Cash and cash equivalents, beginning of period                 77,917        59,419
                                                            ---------     ---------
Cash and cash equivalents, end of period                    $  64,114     $ 125,849
(See Note 2 regarding non-cash transactions                 =========     =========
included in acquisitions)

See notes to consolidated condensed financial statements.

              NOTES to CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by MainSource Financial Group, Inc., ("Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature.

STOCK OPTION PLAN

Options to buy stock are granted to directors, officers and employees under the MainSource Financial Group, Inc. 2003 Stock Option Plan approved on April 23, 2003, which provides for issue of up to 350,000 options. Exercise price is the market price at date of grant, so there is no compensation expense recognized in the income statement. The maximum option term is ten years, and options vest over four years for incentive stock options and immediately for non-qualified options. A total of 34,500 options, 8,000 non-qualified and 26,500 incentive stock options, were granted on May 19, 2003, 2003 at an exercise price of $23.20 all with a ten-year life.

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                For the three months ended     For the six months ended
                                               ----------------------------  ----------------------------
                                               June 30, 2003  June 30, 2002  June 30, 2003  June 30, 2002
                                               -------------  -------------  -------------  -------------
Net income as reported                           $   3,734      $   3,318      $   7,239      $   6,654
Deduct: Stock-based compensation expense
     determined under fair value based method           17             --             17             --
                                               -------------  -------------  -------------  -------------
Pro forma net income                             $   3,717      $   3,318      $   7,222      $   6,654

Basic earnings per share as reported             $    0.55      $    0.49      $    1.07      $    0.98
Pro forma basic earnings per share               $    0.55      $    0.49      $    1.06      $    0.98

Diluted earnings per share as reported           $    0.55      $    0.49      $    1.07      $    0.98
Pro forma diluted earnings per share             $    0.55      $    0.49      $    1.06      $    0.98

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions for 2003 as of grant date: risk-free interest rate 2.80%, expected option life 6.54 years, expected stock price volatility 18.60% and dividend yield 2.90%.

NOTE 2 ACQUISITIONS

In June 2003, the Company consummated its acquisition of First Community Bancshares, Inc. which has 10 branches located in the south central area of Indiana. As of the date of acquisition, the acquired company had $11,448 of cash, $114,303 of net loans, and $115,481 of deposits. A core deposit intangible of $1,080 and goodwill of $14,950 were also recorded. As of the date of this report, the Company was in the process of obtaining third party valuations for certain assets acquired and the allocation of the purchase price is subject to refinement. The results of operations for this acquisition have been included since the transaction date which was June 12, 2003. The Company funded the cash purchase price of $24,243 by issuing $7,000 of floating rate trust preferred securities and securing a long-term note of $13,000. The additional amount was obtained from internal sources.

The following table presents proforma information for the periods ended June 30 as if the acquisition had occurred at the beginning of 2003 and 2002. The pro forma information includes adjustments for the amortization of intangibles arising from the transaction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

                                 For the three months ended      For the six months ended
                                ----------------------------   ----------------------------
                                June 30, 2003  June 30, 2002   June 30, 2003  June 30, 2002
                                -------------  -------------   -------------  -------------
Net interest income                $11,804        $12,613         $23,916        $25,092
Net income                           2,541          3,083           6,190          6,649
Earnings per share                    0.38           0.46            0.91           0.98

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

These acquisitions were made to further solidify the Company's market share in existing markets and to expand its customer base into new markets, thereby enhancing deposit fee income and providing an opportunity to market additional products and services to new customers. The acquistions also helped to prevent another financial institution from entering these markets.

NOTE 3 - SECURITIES

The fair value of securities available for sale and related gains/losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                     Gross           Gross
                                       Fair        Unrealized      Unrealized
As of June 30, 2003                    Value         Gains           Losses
-----------------------------------------------------------------------------
Available for Sale
   Federal agencies                  $ 68,942       $  1,937       $     --
   State and municipal                 56,963          2,702           (121)
   Mortgage-backed securities         259,795          1,594           (737)
   Equity and other securities         28,522            449           (597)
-----------------------------------------------------------------------------
     Total available for sale        $414,222       $  6,682        $(1,455)
-----------------------------------------------------------------------------

As of December 31, 2002
-----------------------
Available for Sale
   Federal agencies                  $ 80,483       $  2,928       $     --
   State and municipal                 49,027          1,682             (5)
   Mortgage-backed securities         194,490          2,901            (54)
   Equity and other securities         22,468            227           (614)
-----------------------------------------------------------------------------
     Total available for sale        $346,468       $  7,738        $  (673)
-----------------------------------------------------------------------------

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

                                               Gross        Gross
                                 Carrying   Unrecognized  Unrecognized   Fair
As of June 30, 2003               Amount       Gains         Losses      Value
-------------------------------------------------------------------------------
 Held to Maturity
   State and municipal            $3,034       $  173       $   --       $3,207
   Other securities                  723          172           --          895
-------------------------------------------------------------------------------
     Total held to maturity       $3,757       $  345       $   --       $4,102
-------------------------------------------------------------------------------

As of December 31, 2002
-----------------------
 Held to Maturity
   State and municipal            $3,977       $  119       $   --       $4,096
   Other securities                  698          145           --          843
-------------------------------------------------------------------------------
     Total held to maturity       $4,675       $  264       $   --       $4,939
-------------------------------------------------------------------------------

NOTE 4 - LOANS
                                               June 30,       December 31,
                                                 2003             2002
--------------------------------------------------------------------------
Commercial and industrial loans               $ 142,794        $ 105,093
Agricultural real estate and production          69,195           68,867
Commercial real estate                           92,743           84,024
Hotel                                            80,216           73,262
Residential real estate                         326,631          301,232
Construction and development                     32,229           34,987
Consumer                                        102,133           72,702
                                              ----------------------------
           Total loans                          845,941          740,167
Allowance for loan lossess                      (11,856)          (9,517)
--------------------------------------------------------------------------
           Net loans                          $ 834,085        $ 730,650
==========================================================================



NOTE 5 - DEPOSITS                             June 30,     December 31,
                                                2003           2002
                                                ----           ----
Non-interest-bearing demand                 $  134,048     $  104,282
Interest-bearing demand                        263,256        260,120
Savings                                        234,987        196,056
Certificates of deposit of $100 or more        133,801         93,192
Other certificates and time deposits           415,389        380,657
                                            ----------     ----------
  Total deposits                            $1,181,481     $1,034,307
                                            ==========     ==========


NOTE 6 - SHORT-TERM BORROWINGS
                                                       June 30,  December 31,
                                                         2003        2002
                                                         ----        ----
Short-term borrowings:
     Federal funds purchased                           $18,400     $    --
     Securities sold under agreement to repurchase      15,799      19,529
                                                       -------     -------
     Total short-term borrowings                       $34,199     $19,529
                                                       =======     =======

NOTE 7 - NOTES PAYABLE and TRUST PREFERRED SECURITIES

The Company obtained a note payable from a financial institution during the second quarter. The note payable for $13,000 requires semi-annual principal payments of $1,300 plus accrued interest quarterly and matures June 2008. The loan is secured by the common stock of certain subsidiary banks of the Company and accrues interest at a rate that is tied to LIBOR.

The Company also issued $21,000 in trust preferred securities. The securities distributions are payable quarterly at rates ranging from 4.54% to 6.65% and mature in 2033. The securities may be redeemed by the Company prior to maturity in 2008 and anytime thereafter. Distributions may be deferred from time to time not to exceed 20 consecutive quarters. Trust preferred securities count as Tier 1 Capital for regulatory purposes, within defined limits.

Proceeds from these advances were used to redeem $14,000 of 8.75% fixed rate trust preferred securities and finance the First Community acquisition. The Company has various financial covenants related to the notes payable and the trust preferred securities. As of June 30, 2003, the Company was in compliance with all of these covenants.

NOTE 8 - EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

For the three months ended                 June 30, 2003                           June 30, 2002
                                 ----------------------------------    -------------------------------------
                                              Weighted       Per                      Weighted      Per
                                  Net         Average       Share         Net         Average      Share
                                 Income        Shares       Amount       Income        Shares      Amount
                                 ------       --------      ------       ------       --------     ------
Basic earnings per share:
Income available to
     common shareholders        $   3,734     6,750,976    $   0.55    $   3,318     6,814,136    $   0.49
Effect of dilutive shares                           683
Diluted earnings per share      $   3,734     6,751,659    $   0.55    $   3,336     6,814,136    $   0.49
                                =========     =========    ========    =========     =========    ========

For the six months ended                   June 30, 2003                           June 30, 2002
                                 ----------------------------------    -------------------------------------
                                              Weighted       Per                      Weighted      Per
                                  Net         Average       Share         Net         Average      Share
                                 Income        Shares       Amount       Income        Shares      Amount
                                 ------       --------      ------       ------       --------     ------
Basic earnings per share:
Income available to
     common shareholders        $   7,239     6,765,149    $   1.07    $   6,654     6,817,986    $   0.98
Effect of dilutive shares                           219
Diluted earnings per share      $   7,239     6,765,368    $   1.07    $   6,654     6,817,986    $   0.98
                                =========     =========    ========    =========     =========    ========

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Overview

MainSource Financial Group, Inc. until May 1, 2002 known as Indiana United Bancorp, ("Company") is a multi-bank, bank holding company that provides an array of financial services and is headquartered in Greensburg, Indiana. The Company's shares trade on the NASDAQ national market under the symbol MSFG. On June 30, 2003, the Company controlled four bank subsidiaries, MainSource Bank, Regional Bank ("Regional"), Capstone Bank ("Capstone"), and First Community Bank and Trust ("First Community"). First Community was acquired on June 12, 2003 and results have been included since the date of acquisition.

In addition to the banking subsidiaries, the Company owned, either directly or indirectly, the following subsidiaries: MainSource Insurance, Inc., MainSource Statutory Trust I, MainSource Statutory Trust II, MainSource Statutory Trust III, IUB Reinsurance Company, Ltd., People's Investment Company, Ltd., PTC Investments, Inc., RB Investments, Inc. and Union Investment Company, Ltd.

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

Results of Operations

Net income for the second quarter of 2003 was $3,734 or 12.5% greater than the second quarter of 2002 due primarily to an increase in the Company's non-interest income. Earnings per share for the second quarter equaled $.55 in 2003, compared to $.49 in 2002, an increase of 12.2%. The Company's return on average total assets for the second quarter was 1.17% in 2003 and 1.12% for the same period in 2002. Return on average shareholders' equity for the second quarter was 14.91% in 2003 and 14.65% in 2002.

For the six months ended June 30, 2003, net income was $7,239 compared to $6,654 for the same period in 2002. Earnings per share for the six months ending June 30 were $1.07 in 2003 and $.98 in 2002, which represents an increase of 9.2%.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Second quarter net interest income of $10,720 in 2003 was a decrease of 4.0% versus the second quarter of 2002. Net interest income on a tax equivalent basis, reflected as a percentage of average earning assets (net interest margin), was 3.69% for the second quarter of 2003 and 4.11% for the same period in 2002. As a result of the current interest rate environment, the Company's yield on earning assets decreased from 6.61% for the second quarter of 2002 to 5.63% in the second quarter of 2003. The Company's cost of funds also decreased, but to a lesser extent.

For the six months ended June 30, 2003, the Company's net interest margin was 3.79% compared to 4.17% for the same period in 2002.

Provision for Loan Losses

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses".

Non-interest Income

Second quarter non-interest income for 2003 was $4,397 compared to $3,309 for the same period a year ago, representing an increase of 32.9%. The increase was primarily due to an increase in mortgage banking activity. Mortgage banking income, which consists of gains and losses on loan sales and service fee income, was $1,656 for the second quarter of 2003 versus $738 for the second quarter of 2002. As mortgage rates continue to stay near record lows, this area of the Company's business remains strong.

For the six months ended June 30, 2003, non-interest income was $9,245 compared to $6,808 for the same period a year ago. The 35.8% increase was primarily due to the aforementioned increase in mortgage banking activity as well as gains on the sales of investment securities. As the Company continues to actively manage its investment portfolio, gains and/or losses on the sales of investment securities will be periodically realized in order to take advantage of current market conditions or to reposition the portfolio for future profitability.

Non-interest Income
                                       Three months ended     Six months ended
                                             June 30,              June 30,
                                       ------------------    ------------------
                                         2003       2002       2003       2002
                                        ------     ------     ------     ------
Insurance commissions                   $  612     $  561     $1,194     $1,120
Fiduciary activities                       152        168        302        365
Mortgage banking income                  1,656        738      3,009      1,803
Service charges on deposit accounts      1,081        970      2,034      1,875
Gain (loss) on sales of securities          42        186        835        314
Other income *                             854        686      1,871      1,331
                                        ------     ------     ------     ------
   Total                                $4,397     $3,309     $9,245     $6,808
                                        ======     ======     ======     ======

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Non-interest expense

Total non-interest expense was $9,405 for the second quarter of 2003, which represented an increase of 4.4% over the second quarter of 2002. The largest component of non-interest expense is personnel expense. Personnel expenses were $5,492 for the second quarter of 2003 versus $5,159 for the same period a year ago, which represents a 6.5% increase. Normal staff salary increases and increased benefit costs were incurred in 2003. Included in the 6.5% increase are the personnel costs related to the addition of five branches since the end of the second quarter of 2002 and the effect of the acquisition of First Community.

For the six months ended June 30, 2003, non-interest expense was $19,717 versus $17,893 for the same period a year ago, which represents an increase of 10.2%. In addition to the aforementioned increase in personnel costs, the Company incurred $840 of costs in the first quarter of 2003 associated with the write-off of deferred debt acquisition costs due to the redemption of its fixed rate trust preferred securities issued in 1997.

Because of the adoption of new accounting guidance in the fourth quarter of 2002, unidentified intangibles from bank branch acquisitions are now classified as goodwill and are not amortized. As a result, intangible amortization decreased in 2003 versus 2002.

Non-interest Expense

                                                 Three months ended       Six months ended
                                                      June 30,                June 30,
                                                 ------------------      -------------------
                                                  2003        2002        2003        2002
                                                 -------     -------     -------     -------
Salaries and employee benefits                   $ 5,492     $ 5,159     $11,006     $10,161
Net occupancy                                        664         589       1,319       1,168
Equipment                                            840         730       1,652       1,329
Intangible amortization                              235         436         456         869
Stationary, printing, and supplies                   209         231         438         485
Telephone                                            304         271         614         520
Amortization of deferred debt issuance costs           3          27         857          54
Other *                                            1,658       1,568       3,375       3,307
                                                 -------     -------     -------     -------
   Total non-interest expense                    $ 9,405     $ 9,011     $19,717     $17,893
                                                 =======     =======     =======     =======

* Other Expenses consists of professional fees, directors' fees, marketing, postage, travel, communications, regulatory fees, and other miscellaneous items.

Income Taxes

The effective tax rate for the first six months was 29.2% for 2003 and 33.6% for 2002. The decrease in the effective tax rate was primarily due to tax credits related to the Company's investment in low-income housing projects and an increase in invested balances at its investment subsidiaries domiciled in a state without income tax. The Company and its subsidiaries file consolidated income tax returns.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Financial Condition

Total assets at June 30, 2003 were $1,439,059 compared to $1,251,760 as of December 31, 2002. The acquisition of First Community added $156,215 of assets. Average earning assets represented 91.9% of average total assets for the first six months of 2003 and 92.5% for the same period in 2002. Average loans represented 71.5% of average deposits in the first six months of 2003 and 75.7% for the comparable period in 2002. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 59.4% and 64.0% for the six-month period ended June 30, 2003 and 2002 respectively.

The increase in deposits of $147,174 from December 31, 2002 to June 30, 2003 was due primarily to the acquisition of First Community, which added approximately $115,480 of deposits.

Shareholders' equity was $101,460 on June 30, 2003 compared to $99,771 on December 31, 2002. Book value (shareholders' equity) per common share was $15.08 at June 30, 2003 versus $14.69 at year-end 2002. The unrealized gain on securities available for sale, net of taxes, increased book value per share by $.49 at June 30, 2003 and by $.66 at December 31, 2002. Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders equity.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 38.6% of total loans at June 30, 2003 and 40.7% at December 31, 2002.

On June 30, 2003, the Company had $17,209 of residential real estate loans held for sale, which was an increase from the year-end balance of $15,715. The Company generally retains the servicing rights on mortgages sold.

Asset quality improved from a year ago with non-performing assets totaling $16,942, or 1.18% of total assets, as of June 30, 2003, compared to $18,360, or 1.47% of total assets, as of the same period a year ago. However, this was a deterioration from year-end when non-performing assets totaled $10,857 and represented 0.87% of total assets. The primary contributor to this increase was the acquisition of First Community, which added $4,227 of non-performing assets. During the first six months of 2003, the Company experienced an increase of $6,954 in loans related to the hotel industry. As of June 30, 2003, these loans represented 9.5% of the Company's total loan portfolio. Given the current economic conditions and the recent downturn in the travel/lodging industry, allocations were made to watch list loans in this industry to reflect the higher risk level.

The provision for loan losses was $345 in the second quarter of 2003 compared to $565 for the same period in 2002. For the six months ended June 30, 2003, the Company recorded $735 in provision expense compared to $1,115 for the same period a year ago. The Company had net charge-offs of $474 for the first six months of 2003 compared to net charge-offs of $465 for the comparable period in 2002. The provision for 2003 was lower than 2002 as the effect of declining non-performing loan balances more than offset the increased allocations on hotel loans.

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and information about specific borrower situations. The allowance for loan losses as of June 30, 2003 was considered adequate by management.

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

As of June 30, 2003, $414,222 of investment securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity. An unrealized pre-tax gain of $5,227 was recorded to adjust the AFS portfolio to current market value at June 30, 2003, compared to an unrealized pre-tax gain of $7,065 at December 31, 2002.

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

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 90.5% and 91.4% of total average earning assets for the six-month periods ending June 30, 2003 and 2002. Total interest-bearing deposits averaged 90.3% and 91.0% of average total deposits for the periods ending June 30, 2003 and 2002, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $63,943 outstanding at June 30, 2003. These advances have interest rates ranging from 3.3% to 6.7% with $10,000 maturing in the first quarter of 2004. Approximately $50,500 of these advances mature in 2005 or later.

Capital Resources

Total shareholders' equity was $101,460 at June 30, 2003, which was a slight increase from $99,771 at December 31, 2002. The Company's earnings were largely offset by the decrease in the unrealized gain on investment securities, cash dividends paid on common stock, and treasury stock purchases.

During the first six months of 2003, the Company redeemed $8,425 of its 8.75% fixed rate trust preferred securities and refinanced the remaining $14,000 of the 1997 issuance. As part of the refinancing that took place on April 1, 2003, the Company issued $14,000 of trust preferred securities in a pooled offering. The rate on these securities is fixed for the first five years at 6.65% and then becomes variable at a rate tied to the 3-month LIBOR rate and adjusts quarterly. These securities mature in 30 years and can be called anytime after 5 years. An interest rate swap was utilized to obtain the initial fixed rate on the issue. The Company also issued $7,000 of variable rate trust preferred securities on June 12, 2003. The rate is tied to the 3-month LIBOR rate and adjusts quarterly. These securities mature in 30 years and can be called anytime after 5 years.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital consists of shareholders' equity, excluding accumulated other comprehensive income, while Tier 1 consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for credit losses. At June 30, 2003, Tier 1 capital to total average assets was 6.30%.
Tier 1

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

capital to risk-adjusted assets was 8.79%. Total capital to risk-adjusted assets was 11.20%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $.18 per share in the first and second quarters of 2003 versus $.162 for the first and second quarters of 2002.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 81.4% of total earning assets for the six months ended June 30, 2003 and 82.6% for the same period in 2002.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

At June 30, 2003, the Company held approximately $541,704 in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
               (Dollar amounts in thousands except per share data)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Corporation encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2003 from the analysis and disclosures provided in the Corporation's Form 10-K for the year ended December 31, 2002.

Item 4.  Controls and Procedures

As of the end of the quarterly period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms as of such date.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of shareholder of the Company was held on April 23, 2003.
         (b)  All director nominees were elected.
         (c) Certain matters voted upon at the meeting and the votes cats with respect to such matters are as follows:

Proposals and Vote Tabulations
                                                           Votes Cast
                                                  ---------------------------
                                                     For              Against
                                                  ---------------------------
Management Proposals

Approval of the appointment of independent
auditors for 2003                                 5,943,594            59,663

Approval of the 2003 Stock Option Plan            4,738,247           467,365

Approval of proposed restated articles of
incorporation                                     5,724,548           261,833


Election of Directors
                                                  ---------------------------
Director                                             For             Withheld
--------                                          ---------------------------

William G. Barron                                 5,978,115            37,724
Dale J. Deffner                                   5,984,151            31,689
Don S. Dunevant                                   5,984,371            31,469
Philip A. Frantz                                  5,946,214            69,626
Rick S. Hartman                                   5,881,123           134,717
Robert E. Hoptry                                  5,927,052            88,788
James L. Saner, Sr.                               5,933,426            82,414

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

                  4.1 Indenture dated as of April 1, 2003 between the Registrant, as issuer, and U.S. Bank, N.A., as trustee, re: floating rate junior subordinated deferrable interest debentures due 2033.

                  4.2 Amended and Restated Declaration of Trust dated as of April 1, 2003 among U.S. Bank, N.A., as institutional trustee, the Registrant, as sponsor, and James L. Saner Sr., Donald A. Benziger and James M. Anderson, as administrators.

                  4.3 Guarantee Agreement dated as of April 1, 2003 between the Registrant, and U.S. Bank, N.A.

                  4.4 Indenture dated as of June 12, 2003 between the Registrant, as issuer, and The Bank of New York, as trustee, re: floating rate junior subordinated deferrable interest debentures due 2033.

                  4.5 Amended and Restated Declaration of Trust dated as of June 12, 2003 among The Bank of New York, as institutional trustee, the Registrant, as sponsor, and James L. Saner Sr., Donald A. Benziger and James M. Anderson, as administrators.

                  4.6 Guarantee Agreement dated as of June 12, 2003 between the Registrant, and The Bank of New York.

                  The following exhibits accompany this periodic report pursuant Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (the "2002 Act"). These exhibits shall be deemed only to accompany this periodic report are not part of this periodic report, shall not be deemed filed for purposes of the Securities Exchange Act of 1934, and may not be used for any purpose other than compliance with the 2002 Act.

                  31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Executive Officer

                  31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Financial Officer

                  32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

                  32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer


         b)  Reports on Form 8-K

             During the quarter ended June 30, 2003 the Company filed the following reports on Form 8-K.

             The Form 8-K dated April 1, 2003 reported under Item 5, "Other Events" the Company's announcement of the refinancing of $14 million of trust preferred securities.

             The Form 8-K dated June 13, 2003 reported under Item 5, "Other Events" the Company's announcement of the consummation of its acquisition of First Community Bancshares, Inc.

No other information is required to be filed under Part II of this form.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MAINSOURCE FINANCIAL GROUP, INC.


                           August 14, 2003

                           /s/ James L. Saner, Sr.
                           -------------------------------------------------
                           James L. Saner Sr
                           President and Chief Executive Officer

                           August 14, 2003

                           /s/ Donald A. Benziger
                           -------------------------------------------------
                           Donald A. Benziger
                           Senior Vice President & Chief Financial Officer


                           August 14, 2003

                           /s/ James M. Anderson
                           -------------------------------------------------
                           James M. Anderson
                           Controller & Principal Accounting Officer