Form 10-Q
period 2003-09-30
MAINSOURCE FINANCIAL GROUP
filed 2003-11-13
CIK 720002

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED SEPTEMBER 30, 2003

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

     As of November 10, 2003 there were outstanding 6,729,256 shares, without par value of the registrant.

                        MAINSOURCE FINANCIAL GROUP, INC.

                                    FORM 10-Q

                                      INDEX




------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION                                           Page

Item 1.  Financial Statements

Consolidated Condensed Balance Sheets                                     3

Consolidated Condensed Statements of Income and Comprehensive Income      4

Consolidated Condensed Statements of Cash Flows                           5

Notes to Consolidated Condensed Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial                9
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       17

Item 4.  Controls and Procedures                                          18

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 19

Signatures                                                                20

                           MAINSOURCE FINANCIAL GROUP
                                    FORM 10-Q
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Dollars in thousands except per share data)

                                                                 (Unaudited)
                                                                 September 30,   December 31,
                                                                     2003           2002
                                                                 ------------    ------------
Assets
  Cash and due from banks                                         $    50,939    $    54,548
  Money market fund                                                     6,498         22,869
  Federal funds sold                                                       --            500
                                                                  -----------    -----------
        Cash and cash equivalents                                      57,437         77,917
  Investment securities
    Available for sale                                                396,774        346,468
    Held to maturity (fair value of $3,681 and $4,939)                  3,420          4,675
  Loans held for sale                                                   4,443         15,715
  Loans, net of allowance for loan losses of $12,165 and $9,517       828,075        730,650
  Restricted stock, at cost                                             6,871          5,690
  Premises and equipment, net                                          23,178         19,258
  Goodwill                                                             36,476         20,708
  Intangible assets                                                     5,585          5,005
  Cash surrender value of life insurance                               21,781          3,892
  Other assets                                                         20,024         21,782
                                                                  -----------    -----------
            Total assets                                          $ 1,404,064    $ 1,251,760
                                                                  ===========    ===========

Liabilities
  Deposits
    Noninterest bearing                                           $   122,391    $   104,282
    Interest bearing                                                1,017,771        930,025
                                                                  -----------    -----------
            Total deposits                                          1,140,162      1,034,307
  Short-term borrowings                                                42,019         19,529
  Federal Home Loan Bank advances                                      63,847         50,235
  Trust preferred securities                                           29,000         30,425
  Notes payable                                                        14,600          2,400
  Other liabilities                                                    12,526         15,093
                                                                  -----------    -----------
           Total liabilities                                        1,302,154      1,151,989

Shareholders' equity
    Preferred stock - no par value
      Authorized - 400,000
      Issued and outstanding - none                                        --             --
  Common stock $.50 stated value:
      Authorized - 25,000,000 shares,
      Issued shares - 6,824,405 and 6,500,084
      Outstanding shares - 6,729,256 and 6,469,873                      3,414          3,251
  Common stock to be distributed, 0 and 325,004 shares                     --            163
  Treasury stock, 95,149 and 30,211 shares                             (2,190)          (694)
  Additional paid-in capital                                           43,009         43,025
  Retained earnings                                                    56,971         49,529
  Accumulated other comprehensive income                                  706          4,497
                                                                  -----------    -----------
           Total shareholders' equity                                 101,910         99,771
                                                                  -----------    -----------
           Total liabilities and shareholders' equity             $ 1,404,064    $ 1,251,760
                                                                  ===========    ===========

See notes to consolidated condensed financial statements.

                           MAINSOURCE FINANCIAL GROUP
                                    FORM 10-Q
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                          Three months ended   Nine months ended
                                             September 30,       September 30,
                                             -------------       -------------
                                             2003      2002      2003      2002
                                             ----      ----      ----      ----
Interest income:
  Loans, including fees                    $14,107   $14,370   $40,131   $42,823
  Investment securities                      3,036     3,870    10,157    11,491
  Other                                         73        52       184       470
                                           -------   -------   -------   -------
    Total interest income                   17,216    18,292    50,472    54,784
                                           -------   -------   -------   -------
Interest expense:
  Deposits                                   4,623     5,439    14,176    17,553
  Trust preferred securities                   399       506     1,235     1,517
  Other borrowings                             890       654     2,323     1,789
                                           -------   -------   -------   -------
    Total interest expense                   5,912     6,599    17,734    20,859
                                           -------   -------   -------   -------
Net interest income                         11,304    11,693    32,738    33,925
  Provision for loan losses                    815       810     1,550     1,925
                                           -------   -------   -------   -------
Net interest income after
  provision for loan losses                 10,489    10,883    31,188    32,000
Non-interest income:
  Securities gains                             466        26     1,301       340
  Other income                               5,058     3,456    13,468     9,950
                                           -------   -------   -------   -------
    Total non-interest income                5,524     3,482    14,769    10,290
Non-interest expense                        10,549     9,363    30,266    27,256
                                           -------   -------   -------   -------
Income before income tax                     5,464     5,002    15,691    15,034
  Income tax expense                         1,615     1,583     4,603     4,961
                                           -------   -------   -------   -------
Net income                                 $ 3,849   $ 3,419   $11,088   $10,073
                                           =======   =======   =======   =======

Comprehensive income                       $ 1,662   $ 4,681   $ 7,297   $13,817
                                           =======   =======   =======   =======

Net income per share (basic and diluted)   $  0.57   $  0.50   $  1.64   $  1.48
Cash dividends declared                      0.180     0.162     0.540     0.486

See notes to consolidated condensed financial statements.

                           MAINSOURCE FINANCIAL GROUP
                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                             (Dollars in thousands)

                                                             Nine months ended
                                                               September 30,
                                                               -------------
                                                             2003         2002
                                                           ---------    ---------
Operating Activities
  Net income                                               $  11,088    $  10,073
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                   1,550        1,925
   Depreciation and amortization                               1,945        1,557
   Securities amortization, net                                3,256          829
   Amortization of intangibles                                   675        1,348
   Investment securities gains                                (1,301)        (340)
   Change in loans held for sale                              11,788        6,782
   Change in other assets and liabilities                        959         (731)
                                                           ---------    ---------
       Net cash provided by operating activities              29,960       21,443

Investing Activities
   Net change in short term investments                           --          599
   Proceeds from maturities and payments
     on securities held to maturity                            1,288        2,422
   Purchases of securities available for sale               (333,037)    (170,546)
   Proceeds from maturities and payments
     on securities available for sale                        161,597       83,602
   Proceeds from sales of securities available for sale      117,383       29,525
   Loan originations and payments, net                        21,755       18,758
   Purchases of restricted stock                                (142)      (1,385)
   Cash received from branch acquisitions                     12,203       36,873
   Cash paid for bank acquisition                            (12,795)          --
   Cash paid for life insurance policies                     (15,000)          --
   Purchases of premises and equipment                        (1,604)      (2,598)
                                                           ---------    ---------
        Net cash provided (used) by investing activities     (48,352)      (2,750)

Financing Activities
   Net change in deposits                                    (29,279)     (57,507)
   Short-term borrowings                                      21,740        9,228
   Proceeds from issuance of long-term debt                   13,000           --
   Repayment of notes payable                                   (800)        (831)
   Repayment of FHLB advances                                   (166)     (10,094)
   Proceeds from FHLB borrowings                                  --       40,000
   Proceeds from issuance of trust preferred securities       21,000           --
   Redemption of trust preferred securities                  (22,425)          --
   Purchase of shares for treasury                            (1,496)        (694)
   Cash dividends and fractional shares                       (3,662)      (3,320)
                                                           ---------    ---------
        Net cash provided (used) by financing activities      (2,088)     (23,218)
                                                           ---------    ---------
Net change in cash and cash equivalents                      (20,480)      (4,525)
Cash and cash equivalents, beginning of period                77,917       59,419
                                                           ---------    ---------
Cash and cash equivalents, end of period                   $  57,437    $  54,894
                                                           =========    =========

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

STOCK OPTION PLAN

Options to buy stock are granted to directors, officers and employees under the MainSource Financial Group, Inc. 2003 Stock Option Plan approved on April 23, 2003, which provides for issue of up to 350,000 options. Exercise price is the market price at date of grant. The maximum option term is ten years, and options vest over four years for incentive stock options and immediately for non-qualified options. A total of 34,500 options, 8,000 non-qualified and 26,500 incentive stock options, were granted on May 19, 2003 at an exercise price of $23.20 all with a ten-year life.

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

                                             For the three months ended         For the nine months ended
                                             --------------------------         -------------------------
                                           Sept. 30, 2003  Sept. 30, 2002     Sept. 30, 2003    Sept. 30, 2002
                                           --------------  --------------     --------------    --------------
Net income as reported                          $3,849         $3,419            $11,088            $10,073
Deduct: Stock-based compensation expense             6             --                 23                 --
     determined under fair value based method   ------         ------            -------            -------
Pro forma net income                            $3,843         $3,419            $11,065            $10,073


Basic earnings per share as reported             $0.57         $0.50              $1.64               $1.48
Pro forma basic earnings per share               $0.57         $0.50              $1.64               $1.48

Diluted earnings per share as reported           $0.57         $0.50              $1.64               $1.48
Pro forma diluted earnings per share             $0.57         $0.50              $1.64               $1.48

The pro forma effects are computed utilizing option pricing models using the following weighted-average assumptions for 2003 as of grant date: risk-free interest rate 2.80%, expected option life 6.54 years, expected stock price volatility 18.60% and dividend yield 2.90%.

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

The following table presents proforma information for the periods ended September 30 as if the acquisition had occurred at the beginning of 2003 and 2002. The proforma information includes adjustments for the amortization of intangibles arising from the transaction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

                        For the three months ended         For the nine months ended
                        --------------------------         -------------------------
                      Sept. 30, 2003   Sept. 30, 2002    Sept. 30, 2003  Sept. 30, 2002
                      --------------   --------------    --------------  --------------
Net interest income       11,304           13,243            35,220          38,335
Net income                 3,849            3,674            10,039          10,683
Earnings per share          0.57             0.54              1.49            1.57

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

NOTE 3 - SECURITIES

The fair value of securities available for sale and related gains/losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                                  Gross             Gross
                                                 Fair           Unrealized       Unrealized
As of September 30, 2003                         Value            Gains            Losses
--------------------------------------------------------------------------------------------
Available for Sale
   Federal agencies                              $76,907           $1,475              ($56)
   State and municipal                            60,840            1,858              (194)
   Mortgage-backed securities                    247,779            1,074            (1,917)
   Equity and other securities                    11,248               91              (749)
--------------------------------------------------------------------------------------------
     Total available for sale                   $396,774           $4,498           ($2,916)
--------------------------------------------------------------------------------------------

As of December 31, 2002
--------------------------------------------------------------------------------------------
Available for Sale
   Federal agencies                              $80,483           $2,928                $0
   State and municipal                            49,027            1,682                (5)
   Mortgage-backed securities                    194,490            2,901               (54)
   Equity and other securities                    22,468              227              (614)
--------------------------------------------------------------------------------------------
     Total available for sale                   $346,468           $7,738             ($673)
--------------------------------------------------------------------------------------------

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

                                                  Gross          Gross
                                    Carrying   Unrecognized   Unrecognized     Fair
As of September 30, 2003             Amount       Gains          Losses       Value
--------------------------------------------------------------------------------------
 Held to Maturity
   State and municipal               $2,684        $124            $0         $2,808
   Other securities                     736         137             -            873
--------------------------------------------------------------------------------------
     Total held to maturity          $3,420        $261            $0         $3,681
--------------------------------------------------------------------------------------

As of December 31, 2002
--------------------------------------------------------------------------------------
 Held to Maturity
   State and municipal               $3,977        $119            $0         $4,096
   Other securities                     698         145             -            843
--------------------------------------------------------------------------------------
     Total held to maturity          $4,675        $264            $0         $4,939
--------------------------------------------------------------------------------------

NOTE 4 - LOANS
                                               September 30,   December 31,
                                                    2003           2002
-----------------------------------------------------------------------------

Commercial and industrial loans                     $ 141,404      $ 105,093
Agricultural real estate and production                67,353         68,867
Commercial real estate                                 93,417         84,024
Hotel                                                  83,770         73,262
Residential real estate                               320,701        301,232
Construction and development                           33,559         34,987
Consumer                                              100,036         72,702
                                                    ---------      ---------
           Total loans                                840,240        740,167
Allowance for loan lossess                            (12,165)        (9,517)
                                                    ---------      ---------
           Net loans                                $ 828,075      $ 730,650
                                                    =========      =========

NOTE 5 - DEPOSITS                           September 30          December 31,
                                                2003                  2002
                                                ----                  ----

   Non-interest-bearing demand              $   122,391           $   104,282
   Interest-bearing demand                      253,453               260,120
   Savings                                      229,234               196,056
   Certificates of deposit of $100 or more      128,477                93,192
   Other certificates and time deposits         406,607               380,657
                                            -----------           -----------
     Total deposits                         $ 1,140,162           $ 1,034,307
                                            ===========           ===========

NOTE 6 - SHORT-TERM BORROWINGS
                                                     September 30   December 31,
                                                         2003           2002
                                                         ----           ----
Short-term borrowings:
     Federal funds purchased                           $ 26,350       $    --
     Securities sold under agreement to repurchase       15,669        19,529
                                                       --------       -------
     Total short-term borrowings                       $ 42,019       $19,529
                                                       ========       =======

NOTE 7 - NOTES PAYABLE and TRUST PREFERRED SECURITIES

The Company obtained a note payable from a financial institution during the second quarter of 2003. The note payable for $13,000 requires semi-annual principal payments of $1,300 plus accrued interest quarterly and matures June 2008. The loan is secured by the common stock of certain subsidiary banks of the Company and accrues interest at a rate that is tied to LIBOR.

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

Proceeds from these advances were used to redeem $14,000 of 8.75% fixed rate trust preferred securities and finance the First Community acquisition. The Company has various financial covenants related to the notes payable and the trust preferred securities. As of September 30, 2003, the Company was in compliance with all of these covenants.

NOTE 8 - EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

For the three months ended                  September 30, 2003                             September 30, 2002
                                    -----------------------------------           -----------------------------------
                                                 Weighted         Per                          Weighted          Per
                                     Net         Average         Share             Net         Average          Share
                                    Income        Shares         Amount           Income        Shares         Amount
                                    ------        ------         ------           ------        ------         ------
Basic earnings per share:
Income available to
     common shareholders            $3,849       6,729,256        $0.57           $3,419       6,795,398        $0.50
                                    ------                        -----           ------                        -----
Effect of dilutive shares                            3,215                                            --
                                                 ---------                                     ---------
Diluted earnings per share          $3,849       6,732,471        $0.57           $3,419       6,795,398        $0.50
                                    ======       =========        =====           ======       =========        =====


For the nine months ended                   September 30, 2003                             September 30, 2002
                                    -----------------------------------           -----------------------------------
                                                 Weighted         Per                          Weighted          Per
                                     Net         Average         Share             Net         Average          Share
                                    Income        Shares         Amount           Income        Shares         Amount
                                    ------        ------         ------           ------        ------         ------
Basic earnings per share:
Income available to
     common shareholders           $11,088       6,753,053        $1.64          $10,073       6,810,375        $1.48
                                   -------                        -----          -------                        -----
Effect of dilutive shares                              859                                            --
                                                 ---------                                     ---------
Diluted earnings per share         $11,088       6,753,912        $1.64          $10,073       6,810,375        $1.48
                                   =======       =========        =====          =======       =========        =====

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Overview

MainSource Financial Group, Inc. ("Company") is a multi-bank, bank holding company that provides an array of financial services and is headquartered in Greensburg, Indiana. The Company's shares trade on the NASDAQ national market under the symbol MSFG. On September 30, 2003, the Company controlled four bank subsidiaries, MainSource Bank, Regional Bank ("Regional"), Capstone Bank ("Capstone"), and First Community Bank and Trust ("First Community"). First Community was acquired on June 12, 2003 and results have been included since the date of acquisition.

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

Results of Operations

Net income for the third quarter of 2003 was $3,849 or 12.6% greater than the third quarter of 2002 due primarily to an increase in the Company's non-interest income. Earnings per share for the third quarter equaled $.57 in 2003, compared to $.50 in 2002, an increase of 14.0%. The Company's return on average total assets for the third quarter was 1.08% in 2003 and 1.13% for the same period in 2002. Return on average shareholders' equity for the third quarter was 15.08% in 2003 and 14.30% in 2002.

For the nine months ended September 30, 2003, net income was $11,088 compared to $10,073 for the same period in 2002. Earnings per share for the nine months ending September 30 were $1.64 in 2003 and $1.48 in 2002, which represents an increase of 10.8%.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Third quarter net interest income of $11,304 in 2003 was a decrease of 3.3% versus the third quarter of 2002. Net interest income on a tax equivalent basis, reflected as a percentage of average earning assets (net interest margin), was 3.61% for the third quarter of 2003 and 4.12% for the same period in 2002. As a result of the current interest rate environment, the Company's yield on earning assets decreased from 6.72% for the third quarter of 2002 to 5.70% in the third quarter of 2003. The Company's cost of funds also decreased, but to a lesser extent.

For the nine months ended September 30, 2003, the Company's net interest margin was 3.72% compared to 4.19% for the same period in 2002.

Provision for Loan Losses

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses".

Non-interest Income

Third quarter non-interest income for 2003 was $5,524 compared to $3,482 for the same period a year ago, representing an increase of 58.7%. The increase was primarily due to three factors: the acquisition of First Community, an increase in mortgage banking activity, and gains on the sales of investment securities. Mortgage banking income, which consists of gains and losses on loan sales and service fee income, was $1,811 for the third quarter of 2003 versus $1,073 for the third quarter of 2002.

For the nine months ended September 30, 2003, non-interest income was $14,769 compared to $10,290 for the same period a year ago. The 43.5% increase was primarily due to the aforementioned increase in mortgage banking activity as well as gains on the sales of investment securities.

As the Company continues to actively manage its investment portfolio, gains and/or losses on the sales of investment securities will be periodically realized in order to take advantage of current market conditions or to reposition the portfolio for future profitability.

Non-interest Income

                                         Three months ended       Nine months ended
                                            September 30,           September 30,
                                        -------------------     --------------------
                                          2003        2002        2003        2002
                                        -------     -------     -------     -------
Insurance commissions                   $   668     $   522     $ 1,862     $ 1,642
Fiduciary activities                        150         148         452         513
Mortgage banking income                   1,811       1,073       4,820       2,876
Service charges on deposit accounts       1,446       1,073       3,480       2,948
Gain (loss) on sales of securities          466          26       1,301         340
Other income *                              983         640       2,854       1,971
                                        -------     -------     -------     -------
Total                                   $ 5,524     $ 3,482     $14,769     $10,290
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

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Non-interest expense

Total non-interest expense was $10,549 for the third quarter of 2003, which represented an increase of 12.7% over the third quarter of 2002. The largest component of non-interest expense is personnel expense. Personnel expenses were $6,046 for the third quarter of 2003 versus $5,322 for the same period a year ago, which represents a 13.6% increase. Normal staff salary increases and the acquisition of First Community were the primary contributors to the increase.

For the nine months ended September 30, 2003, non-interest expense was $30,266 versus $27,256 for the same period a year ago, which represents an increase of 11.0%. In addition to the aforementioned increase in personnel costs, the Company incurred $840 of costs in the first quarter of 2003 associated with the write-off of deferred debt acquisition costs due to the redemption of its fixed rate trust preferred securities issued in 1997.

Because of the adoption of new accounting guidance in the fourth quarter of 2002, unidentified intangibles from bank branch acquisitions are now classified as goodwill and are not amortized. As a result, intangible amortization decreased in 2003 versus 2002.

Non-interest Expense

                                                 Three months ended       Nine months ended
                                                     September 30,           September 30,
                                                 -------------------     -------------------
                                                   2003        2002        2003        2002
                                                 -------     -------     -------     -------
Salaries and employee benefits                   $ 6,046     $ 5,322     $17,052     $15,483
Net occupancy                                        715         632       2,034       1,800
Equipment                                            945         688       2,597       2,017
Intangible amortization                              219         479         675       1,348
Stationary, printing, and supplies                   255         262         693         747
Telephone                                            332         264         946         827
Amortization of deferred debt issuance costs           4          27         861          81
Other *                                            2,033       1,689       5,408       4,953
                                                 -------     -------     -------     -------
  Total non-interest expense                     $10,549     $ 9,363     $30,266     $27,256
                                                 =======     =======     =======     =======

* Other Expenses consists of professional fees, directors' fees, marketing, postage, travel, communications, regulatory fees, and other miscellaneous items.

Income Taxes

The effective tax rate for the first nine months was 29.3% for 2003 and 33.0% for 2002. The decrease in the effective tax rate was primarily due to tax credits related to the Company's investment in low-income housing projects and an increase in invested balances at its investment subsidiaries domiciled in a state without income tax. In addition, the Company modified its retirement plan to allow for the deductibility of dividends paid on its common stock held in the plan. The Company and its subsidiaries file consolidated income tax returns.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Financial Condition

Total assets at September 30, 2003 were $1,404,064 compared to $1,251,760 as of December 31, 2002. The acquisition of First Community added $156,215 of assets. Average earning assets represented 91.5% of average total assets for the first nine months of 2003 and 92.7% for the same period in 2002. Average loans represented 71.9% of average deposits in the first nine months of 2003 and 76.0% for the comparable period in 2002. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 59.7% and 64.0% for the nine-month period ended September 30, 2003 and 2002, respectively.

The increase in deposits of $105,855 from December 31, 2002 to September 30, 2003 was due primarily to the acquisition of First Community, which added $115,480 of deposits.

Shareholders' equity was $101,910 on September 30, 2003 compared to $99,771 on December 31, 2002. Book value (shareholders' equity) per common share was $15.14 at September 30, 2003 versus $14.69 at year-end 2002. The unrealized gain on securities available for sale, net of taxes, increased book value per share by $.10 at September 30, 2003 and by $.66 at December 31, 2002. Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders equity.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 38.2% of total loans at September 30, 2003 and 40.7% at December 31, 2002.

On September 30, 2003, the Company had $4,443 of residential real estate loans held for sale, which was a decrease from the year-end balance of $15,715. The Company generally retains the servicing rights on mortgages sold.

Non-performing loans totaled $13.9 million as of September 30, 2003, which was an increase from year-end when non-performing loans were $7.9 million. The primary contributor to this increase was the acquisition of First Community. As of the date of acquisition, First Community had $4.0 million of non-performing loans and an allowance for loan losses of $2.1 million. As of September 30, 2003, the Company's non-performing loans represented 1.65% of total loans compared to 1.69% a year ago.

The provision for loan losses was $815 in the third quarter of 2003 compared to $810 for the same period in 2002. For the nine months ended September 30, 2003, the Company recorded $1,550 in provision expense compared to $1,925 for the same period a year ago. The Company had net charge-offs of $980 for the first nine months of 2003 compared to net charge-offs of $769 for the comparable period in 2002. As a percent of average loans, net charge-offs represented 0.16% for 2003 compared to 0.13% for 2002. The provision for 2003 was lower than 2002 as the Company's specific allocations for two large commercial credits were reduced due to their improving financial performance. Also, the Company incurred additional loan loss provision expense in the third quarter of 2002 for an unrelated commercial credit.

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and information about specific borrower situations. The allowance for loan losses as of September 30, 2003 was considered adequate by management.

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

As of September 30, 2003, $396,774 of investment securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity. An unrealized pre-tax gain of $1,582 was recorded to adjust the AFS portfolio to current market value at September 30, 2003, compared to an unrealized pre-tax gain of $7,065 at December 31, 2002.

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

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 90.7% of total average earning assets for the nine-month periods ending September 30, 2003 and 2002. Total interest-bearing deposits averaged 90.1% and 90.8% of average total deposits for the periods ending September 30, 2003 and 2002, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $63,849 outstanding at September 30, 2003. These advances have interest rates ranging from 3.3% to 6.7% with $10,000 maturing in the first quarter of 2004. Approximately $50,500 of these advances mature in 2005 or later.

Capital Resources

Total shareholders' equity was $101,910 at September 30, 2003, which was a slight increase from $99,771 at December 31, 2002. The Company's earnings were largely offset by the decrease in the unrealized gain on investment securities, cash dividends paid on common stock, and treasury stock purchases.

During 2003, the Company redeemed $8,425 of its 8.75% fixed rate trust preferred securities and refinanced the remaining $14,000 of the 1997 issuance. As part of the refinancing that took place on April 1, 2003, the Company issued $14,000 of trust preferred securities in a pooled offering. The rate on these securities is fixed for the first five years at 6.65% and then becomes variable at a rate tied to the 3-month LIBOR rate and adjusts quarterly. These securities mature in 30 years and can be called anytime after 5 years. An interest rate swap was utilized to obtain the initial fixed rate on the issue. The Company also issued $7,000 of variable rate trust preferred securities on June 12, 2003. The rate is tied to the 3-month LIBOR rate and adjusts quarterly. These securities mature in 30 years and can be called anytime after 5 years.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital consists of shareholders' equity, excluding accumulated other comprehensive income, while Tier 1 consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for credit losses. At September 30, 2003, Tier 1 capital to total average assets was 5.71%.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Tier 1 capital to risk-adjusted assets was 8.87%. Total capital to risk-adjusted assets was 11.17%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $.18 per share in the first, second, and third quarters of 2003 versus $.162 for the first, second, and third quarters of 2002.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 81.3% of total earning assets for the nine months ended September 30, 2003 and 82.1% for the same period in 2002.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

At September 30, 2003, the Company held approximately $500 million in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
               (Dollar amounts in thousands except per share data)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Corporation encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2003 from the analysis and disclosures provided in the Corporation's Form 10-K for the year ended December 31, 2002.

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

             None



No other information is required to be filed under Part II of this form.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MAINSOURCE FINANCIAL GROUP, INC.


                           November 14, 2003

                           /s/ James L. Saner, Sr.
                           -------------------------------------------------
                           James L. Saner Sr.
                           President and Chief Executive Officer

                           November 14, 2003

                           /s/ Donald A. Benziger
                           -------------------------------------------------
                           Donald A. Benziger
                           Senior Vice President & Chief Financial Officer


                           November 14, 2003

                           /s/ James M. Anderson
                           -------------------------------------------------
                           James M. Anderson
                           Controller & Principal Accounting Officer