Form 10-K
period 2003-12-31
MAINSOURCE FINANCIAL GROUP
filed 2004-03-12
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

   For the fiscal year ended December 31, 2003 Commission file number 0-12422

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $163,655,506 as of June 30, 2003.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

As of March 10, 2002, there were outstanding 7,051,173 common shares, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                    Part of Form 10-K
        Documents                                Into Which Incorporated
        ---------                                -----------------------
2003 Annual Report to Shareholders               Part II (Items 5 through 8)

Definitive Proxy Statement for Annual            Part III (Items 10 through 14)
Meeting of Shareholders to be held
April 21, 2004

EXHIBIT INDEX:  Page 10-11

FORM 10-K TABLE OF CONTENTS
--------------------------------------------------------------------------------
Part I                                                                   Page

Item  1    Business                                                        3

Item  2    Properties                                                      9

Item  3    Legal Proceedings                                               9

Item  4    Submission of Matters to a Vote of Security Holders             9

Part II

Item  5    Market For the Registrant's Common Equity and Related           9
                       Stockholder Matters

Item  6    Selected Financial Data                                         9

Item  7    Management's Discussion and Analysis of Financial               9
                       Condition and Results of Operations

Item  7A   Quantitative and Qualitative Disclosures About Market Risk      9

Item  8    Financial Statements and Supplementary Data                     9

Item  9    Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosure                           10

Item  9A   Controls and Procedures                                        10

Part III

Item 10    Directors and Executive Officers of the Registrant          See below

Item 11    Executive Compensation                                      See below

Item 12    Security Ownership of Certain Beneficial Owners and         See below
                       Management

Item 13    Certain Relationships and Related Transactions              See below

Item 14    Principal Accountant Fees and Services                      See below

Part IV

Item 15    Exhibits, Financial Statement Schedules, and Reports           10
                       on Form 8-K

Pursuant to General Instruction G, the information called for by Items 10-14 is omitted by MainSource Financial Group, Inc. since MainSource Financial Group, Inc. will file with the Commission a definitive proxy statement to shareholders pursuant to regulation 14A not later than 120 days after the close of the fiscal year containing the information required by Items 10-14.

                                     PART I
ITEM 1.    BUSINESS
-------------------
(Dollars in thousands except per share data)

GENERAL

MainSource Financial Group, Inc. ("the Company") is a multi-bank holding company based in Greensburg, Indiana. The Company's Common Stock is traded on NASDAQ's National Market System under the symbol MSFG. As of December 31, 2003, the Company owned four banking subsidiaries: MainSource Bank, Regional Bank, Capstone Bank, and First Community Bank & Trust (together "the Banks"). Through its non-bank affiliates, the Company provides services incidental to the business of banking. Since its formation in 1982, the Company has acquired and established various institutions and financial services companies and may acquire additional financial institutions and financial services companies in the future. For further discussion of the business of the Company see Management's Discussion and Analysis in Part II, Item 7.

The Company operates 58 branch banking offices in Indiana and Illinois as well as five insurance offices in Indiana and one in Kentucky. As of December 31, 2003, the Company had consolidated assets of $1,442,729, consolidated deposits of $1,191,310 and shareholders' equity of $105,424.

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

The lending activities of the Banks are separated into primarily the categories of commercial/agricultural, real estate and consumer. Loans are originated by the lending officers of the Banks subject to limitations set forth in lending policies. The Board of Directors of the Banks reviews and approves loans up to the Banks' legal lending limits, monitors concentrations of credit, problem and past due loans and charge-offs of uncollectible loans and formulates loan policy. The Banks maintain conservative loan policies and underwriting practices in order to address and manage loan risks. These policies and practices include granting loans on a sound and collectible basis, serving the legitimate needs of the community and the general market area while obtaining a balance between maximum yield and minimum risk, ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan, developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category and developing and applying adequate collection policies.

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

Residential real estate lending has been the largest component of the loan portfolio for many years. All affiliate banks generate residential mortgages for their own portfolios. However, the Company elects to sell the majority of its fixed rate mortgages into the secondary market while maintaining the servicing. At December 31, 2003, the Company was servicing a $498 million portfolio. By originating loans for sale in the secondary market, the Company can more fully satisfy customer demand for fixed rate residential mortgages and increase fee income.

The principal source of revenues for the Company is interest and fees on loans, which accounted for 61.8% of total revenues in 2003, 65.2% in 2002 and 69.6% in 2001.

The Company's investment securities portfolio is primarily comprised of U. S. Treasuries, federal agencies, state and municipal bonds, mortgage-backed securities and corporate securities. The Company has classified 99.2% of its investment portfolio as available for sale, with market value changes reported separately in shareholders' equity. Funds invested in the investment portfolio generally represent funds not immediately required to meet loan demand. The Company's investment portfolio accounted for 15.7% of total revenues in 2003, 17.3% in 2002 and 16.1% in 2001. As of December 31, 2003, the Company had not identified any securities as being "high risk" as defined by the FFIEC Supervisory Policy Statement on Securities Activities.

The primary sources of funds for the Banks are deposits generated in local market areas. To attract and retain stable depositors, the Banks market various programs for demand, savings and time deposit accounts. These programs include interest and non-interest bearing demand and individual retirement accounts.

Currently, national retailing and manufacturing subsidiaries, brokerage and insurance firms and credit unions are fierce competitors within the financial services industry. Mergers between financial institutions within Indiana and neighboring states, which became permissible under the Interstate Banking and Branching Efficiency Act of 1994, have also added competitive pressure.

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

EMPLOYEES

As of December 31, 2003, the Company and its subsidiaries had approximately 614 full-time equivalent employees to whom it provides a variety of benefits and with whom it enjoys excellent relations.

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


REGULATION AND SUPERVISION OF THE SUBSIDIARY BANKS

The Company's affiliate banks are supervised, regulated and examined by their respective state regulatory banking agencies and the Federal Deposit Insurance Corporation ("FDIC"). A cease-and-desist order may be issued against the banks, if the respective agency finds that the activities of the bank represent an unsafe and unsound banking practice or violation of law. The deposits of all three banking subsidiaries are insured to the maximum extent permitted by law by the Bank Insurance Fund ("BIF") of the FDIC.

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

CAPITAL REQUIREMENTS

The Company and its subsidiary Banks must meet certain minimum capital requirements mandated by the FRB, FDIC and DFI. These regulatory agencies require BHCs and banks to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. The FRB requires BHCs to maintain a minimum Tier 1 leverage ratio of 3 percent capital to total assets; however, for all but the most highly rated institutions which do not anticipate significant growth, the minimum Tier 1 leverage ratio is 3 percent plus an additional cushion of 100 to 200 basis points. As of December 31, 2003, the Company's leverage ratio of capital to total assets was 6.0%. The FRB and FDIC each have approved the imposition of "risk-adjusted" capital ratios on BHCs and financial institutions. The Company's Tier 1 Capital to Risk-Weighted Assets Ratio was 9.2% and its Total Capital to Risk-Weighted Assets Ratio was 11.3% at December 31, 2003. The Company's Banks had capital to asset ratios and risk-adjusted capital ratios at December 31, 2003, in excess of the applicable regulatory minimum requirements.

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

AVERAGE DEPOSITS

The table on page 8b discloses the average deposits for the Company for 2003, 2002 and 2001, and the maturity schedule of the over $100 certificates of deposit at December 31, 2003.

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES OF COMMERCIAL AND CONSTRUCTION LOANS AT DECEMBER 31, 2003

Maturities and sensitivity to changes in interest rates of commercial and construction loans at December 31, 2003 are disclosed in the table on page 8c.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The table on page 8d discloses the allocation of the allowance for loan losses to the major loan categories.

INVESTMENT SECURITIES

The composition and maturity of the investment portfolio is depicted in the table on page 8e.

CONTRACTUAL OBLIGATIONS

The table on page 8f discloses the contractual obligations of the Company at December 31, 2003.

Volume/Rate Analysis of Changes in Net Interest Income
          (Tax Equivalent Basis)
----------------------------------------------  ---------------------------------   ---------------------------------
                                                          2003 OVER 2002                      2002 OVER 2001
----------------------------------------------  ---------------------------------   ---------------------------------
                                                 Volume        Rate       Total      Volume        Rate       Total
----------------------------------------------  ---------------------------------   ---------------------------------
Interest income
     Loans                                      $  2,672    $ (5,450)   $ (2,778)   $ (2,564)   $ (7,740)   $(10,304)
     Securities                                    4,826      (6,141)     (1,315)      2,823      (3,132)       (309)
     Federal funds sold and money market funds      (426)       (109)       (535)       (440)       (972)     (1,412)
     Short-term investments                           16         (14)          2         (47)        (28)        (75)
----------------------------------------------  ---------------------------------   ---------------------------------
             Total interest income                 7,088     (11,714)     (4,626)       (228)    (11,872)    (12,100)
----------------------------------------------  ---------------------------------   ---------------------------------
Interest expense
     Interest-bearing DDA, savings,
          and money market accounts             $    376    $ (2,390)   $ (2,014)   $    841    $ (4,505)   $ (3,664)
     Certificates of deposit                       1,749      (3,717)     (1,968)     (3,316)     (8,854)    (12,170)
     Borrowings                                    1,091        (592)        499         787        (489)        298
     Subordinated debentures                         365        (762)       (397)         30         (18)         12
----------------------------------------------  ---------------------------------   ---------------------------------
             Total interest expense                3,581      (7,461)     (3,880)     (1,658)    (13,866)    (15,524)
----------------------------------------------  ---------------------------------   ---------------------------------
Change in net interest income                   $  3,507    $ (4,253)       (746)   $  1,430    $  1,994       3,424
                                                --------------------                --------------------
Change in tax equivalent adjustment                                           72                                 142
----------------------------------------------  ---------------------------------   ---------------------------------
Change in net interest income before
        tax equivalent adjustment                                       $   (818)                           $  3,282
----------------------------------------------  ---------------------------------   ---------------------------------

                                       8a

Average Deposits

----------------------------------------------    --------------------    --------------------
                                    2003                   2002                    2001
----------------------------------------------    --------------------    --------------------
                             Amount      Rate        Amount      Rate        Amount      Rate
----------------------------------------------    --------------------    --------------------
Demand                    $  111,480              $   94,054              $   85,317
Interest Bearing Demand      258,213     0.60%       236,802     1.06%       182,557     1.55%
Savings                      218,414     0.69        206,882     1.18        218,792     2.69
Certificates of Deposit      526,304     2.96        478,643     3.67        545,458     5.45
------------------------------------              ----------              ----------
       Totals             $1,114,411     1.67%    $1,016,381     2.22%    $1,032,124     3.72%
                          ==========              ==========              ==========


As of December 31, 2003, certificates of deposit and other time deposits of $100 or more mature as follows:

          3 months or less   4-6 months   6-12 months   over 12 months    Total
          ----------------   ----------   -----------   --------------    -----
Amount        $56,903          $19,808      $27,715         $36,901     $141,327
Percent            40%              14%          20%             26%


                                       8b

Maturities and Sensitivity to Changes in Interest Rates of Commercial and Construction Loans at December 31, 2003
--------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
                                            Due:   Within 1 Year  1 - 5 Years   Over 5 years      Total
---------------------------------------------------------------------------------------------------------
Loan Type
      Commercial and industrial                       $ 51,155      $ 36,903      $ 53,513       141,571
      Agricultural production financing and other
        loans to farmers                                18,829         4,541         2,527        25,897
      Construction and development                      29,938           263         4,485        34,686
---------------------------------------------------------------------------------------------------------
          Totals                                      $ 99,922      $ 41,707      $ 60,525      $202,154
---------------------------------------------------------------------------------------------------------

          Percent                                           49%           21%           30%          100%
---------------------------------------------------------------------------------------------------------

Rate Sensitivity

     Fixed Rate                                       $ 36,887      $ 17,795      $  6,301      $ 60,983
     Variable Rate                                      98,199        35,716         7,256       141,171
---------------------------------------------------------------------------------------------------------
          Totals                                      $135,086      $ 53,511      $ 13,557      $202,154
---------------------------------------------------------------------------------------------------------



                                       8c

Allocation of the Allowance for Loan Losses

                                   2003                2002                  2001                2000                 1999
                            -------------------  ------------------   -------------------   -----------------   ------------------
                                        Percent             Percent               Percent             Percent              Percent
                                       of loans            of loans              of loans            of loans             of loans
                                       to total            to total              to total            to total             to total
December 31                  Amount     loans     Amount     loans     Amount     loans     Amount     loans     Amount     loans
----------------------------------------------------------------------------------------------------------------------------------
Real estate
  Residential               $ 1,230      37%     $ 2,097      41%     $ 2,159      43%     $ 1,076      47%     $   598      46%
  Farm real estate              704       4          776       6          301       6          442       6          397       6
  Commercial                  3,907      21        2,715      21        2,453      20        1,004      16          829      15
  Construction and
    development                 658       4          647       5          858       7          909       6          965       7
-----------------------     ---------------      ---------------      ---------------      ---------------      ---------------
      Total real estate       6,499      66        6,235      73        5,771      75        3,431      75        2,789      74
-----------------------     ---------------      ---------------      ---------------      ---------------      ---------------
Commercial
  Agribusiness                  491       3          388       3          368       3          965       3        1,011       3
  Other commercial            3,003      19        1,810      14        1,349      11        1,204      12          812      11
-----------------------     ---------------      ---------------      ---------------      ---------------      ---------------
      Total Commercial        3,494      22        2,198      17        1,717      14        2,169      15        1,823      14
-----------------------     ---------------      ---------------      ---------------      ---------------      ---------------
Consumer                      1,053      12          951      10          952      11        1,349      10        1,413      12
Unallocated                     463                  133                  554                1,767                1,693
-----------------------     ---------------      ---------------      ---------------      ---------------      ---------------
      Total                 $11,509     100%     $ 9,517     100%     $ 8,994     100%     $ 8,716     100%     $ 7,718     100%
-----------------------     ---------------      ---------------      ---------------      ---------------      ---------------



                                       8d

INVESTMENT SECURITIES

The composition and maturity of the investment portfolio is depicted in the table on page 8e.

Investment Securities

        (Carrying Values at December 31)

                                                                           Beyond
                                 Within                                      10           Total
                                 1 Year        2-5 Yrs      6-10 Yrs       Years          2003
--------------------------------------------------------------------------------------------------
Available for sale
  Federal agencies              $  4,049      $ 88,818      $     --      $     --      $ 92,867
  State and municipal              6,327        24,006        19,364        11,627        61,324
  Mortgage-backed securities          --         9,798       106,025       139,718       255,541
  Equity and other securities         --         1,625           500        10,254        12,379
--------------------------------------------------------------------------------------------------
    Total available for sale    $ 10,376      $124,247      $125,889      $161,599      $422,111
==================================================================================================

  Weighted average yield*           4.74%         3.21%         4.47%         3.70%         3.81%


Held to Maturity
--------------------------------------------------------------------------------------------------
  State and municipal           $    237      $  1,126      $  1,319      $     --      $  2,682
  Other securities                    --           749            --            --           749
--------------------------------------------------------------------------------------------------
    Total held to maturity      $    237      $  1,875      $  1,319      $     --      $  3,431
==================================================================================================

Weighted average yield*             7.91%         6.39%         6.29%           --          6.45%

Amounts in the table above are based on scheduled maturity dates. Variable interest rates are subject to change not less than annually based upon certain interest rate indexes. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of December 31, 2003, there are no corporate bonds and other securities which represent more than 10% of shareholders' equity.

*Adjusted to reflect income related to securities exempt from Federal income taxes

                                       8e

Contractual Obligations as of December 31, 2003

                                        Less than      1 - 3        3 - 5      More than
                              Total       1 Year       Years        Years       5 Years
                            --------     --------     --------     --------     --------
Notes Payable               $ 12,500     $  3,400     $  5,200     $  3,900     $     --
FHLB Advances                 62,751       10,549       10,163       15,703       26,336
Subordinated Debentures       29,898           --           --           --       29,898
Total Deposits             1,191,310    1,013,369      135,809       25,505       16,627
                          ----------   ----------     --------     --------     --------
     Total                $1,296,459   $1,027,318     $151,172     $ 45,108     $ 72,861
                          ==========   ==========     ========     ========     ========




                                       8f

ITEM 2.  PROPERTIES
-------------------
(Dollars in Thousands)

MainSource Financial Group owns no physical properties. In February 2002, the Company entered into a five-year lease of approximately 28,000 square feet of space to be used as an operations center in Greensburg, Indiana. Its subsidiaries own, or lease, all of the facilities from which they conduct business. All leases are comparable to other leases in the respective market areas and do not contain provisions detrimental to the Company or its subsidiaries. As of December 31, 2003 the Company had 58 banking locations of which MainSource Bank has 33, Regional has 6, Capstone has 8, and First Community has 10. In addition, the Company operates five insurance offices in Indiana and one in Kentucky. At December 31, 2003, the Company had approximately $23 million invested in premises and equipment.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The subsidiaries may be parties (both plaintiff and defendant) to ordinary litigation incidental to the conduct of business. Management is presently not aware of any material claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted during the fourth quarter of 2003 to a vote of security holders, through the solicitation of proxies or otherwise.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

The information required under this item is incorporated by reference to the information provided on pages 10 through 20 of the Company's Annual Report to Shareholders filed with this report as Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The information required under this item is incorporated by reference to the information provided on page 20 of the Company's Annual Report to Shareholders filed with this report as Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The financial statements and supplementary data required under this item are incorporated herein by reference to the information provided on pages 22 through 39 of the Company's Annual Report to Shareholders filed with this report as
Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

In connection with its audits for the three most recent fiscal years ended December 31, 2003, there have been no disagreements with the Company's independent certified public accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 9A.  CONTROLS & PROCEDURES
-------------------------------

As of the end of the period covered be this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms as of such date.


PART IV

ITEM 15--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                   Included in
(a) 1. Financial statements                                           Annual
                                                                      Report
         MainSource Financial Group and Subsidiaries
            Report of Independent Auditors                              22
            Consolidated balance sheets at December 31, 2003 and 2002   23
            Consolidated statements of income, years ended December     24
                31, 2003, 2002 and 2001
            Consolidated statements of shareholders' equity, years      25
                ended December 31, 2003, 2002 and 2001
            Consolidated statements of cash flows, years ended          26
                December 31, 2003, 2002 and 2001
            Notes to consolidated financial statements                27-39

(a) 2. Financial statement schedules

          All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(a) 3. Exhibits:

     3.1 Restated Articles of Incorporation

     3.2 Amended and Restated Bylaws dated April 28, 1998 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31,1998 filed March 29, 1999 with the Commission (Commission File No. 0-12422)).

     4.1 Indenture dated as of December 19, 2002 between the Registrant, as issuer, and State Street Bank and Trust Company of Connecticut, N.A., as trustee, re: floating rate junior subordinated deferrable interest debentures due 2032 (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2002 filed March 28, 2003 with the Commission (Commission File No. 0-12422)).

     4.2 Amended and Restated Declaration of Trust dated as of December 19, 2002 among State Street Bank and Trust Company of Connecticut, N.A., as institutional trustee, the Registrant, as sponsor, and James L. Saner Sr., Donald A. Benziger and James M. Anderson, as administrators (incorporated by reference to Exhibit
4.7 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2002 filed March 28, 2003 with the Commission (Commission File No. 0-12422)).

     4.3 Guarantee Agreement dated as of December 19, 2002 between the Registrant, and State Street Bank and Trust Company of Connecticut, N.A (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2002 filed March 28, 2003 with the Commission (Commission File No. 0-12422)).

     4.4 Indenture dated as of April 1, 2003 between the Registrant, as issuer, and U.S. Bank, N.A., as trustee, re: floating rate junior subordinated deferrable interest debentures due 2033 (incorporated by reference to Exhibit
4.1 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended June 30, 2003 filed August 14, 2003 with the Commission (Commission File No. 0-12422)).

     4.5 Amended and Restated Declaration of Trust dated as of April 1, 2003 among U.S. Bank, N.A., as institutional trustee, the Registrant, as sponsor, and James L. Saner Sr., Donald A. Benziger and James M. Anderson, as administrators (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended June 30, 2003 filed August 14, 2003 with the Commission (Commission File No. 0-12422)).

     4.6 Guarantee Agreement dated as of April 1, 2003 between the Registrant, and U.S. Bank, N.A (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended June 30, 2003 filed August 14, 2003 with the Commission (Commission File No. 0-12422)).

     4.7 Indenture dated as of June 12, 2003 between the Registrant, as issuer, and The Bank of New York, as trustee, re: rate junior subordinated deferrable interest debentures due (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended June 30, 2003 filed August 14, 2003 with the Commission (Commission File No. 0-12422)).

     4.8 Amended and Restated Declaration of Trust dated as of June 12, 2003 among The Bank of New York, as institutional trustee, the Registrant, as sponsor, and James L. Saner Sr., Donald A. Benziger and James M. Anderson, as administrators (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended June 30, 2003 filed August 14, 2003 with the Commission (Commission File No. 0-12422)).

     4.9 Guarantee Agreement dated as of June 12, 2003 between the Registrant, and The Bank of New York (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended June 30, 2003 filed August 14, 2003 with the Commission (Commission File No. 0-12422)).

     10.1 Registrant's 2003 Stock Option Plan

     10.2 Form of Stock Option Agreement Under 2003 Stock Option Plan for Directors of Registrant dated May 19, 2003.

     10.3 Form of Executive Severance Agreement dated January 16, 2001 between the Registrant and James L. Saner, Sr. (incorporated by reference to Exhibit
10.2 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2000 filed March 30, 2001 with the Commission (Commission File No. 0-12422)).

     10.4 Form of Executive Severance Agreement dated January 16, 2001 between the Registrant and Donald A. Benziger (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2000 filed March 30, 2001 with the Commission (Commission File No. 0-12422)).

     10.5 Form of Executive Severance Agreement dated January 16, 2001 between the Registrant and John C. Parker (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2002 filed March 28, 2003 with the Commission (Commission File No. 0-12422)).

     13 2003 Annual Report to Shareholders (Except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K).

     14 Code of Ethical Conduct

     21 List of subsidiaries of the Registrant.

     23.1 Consent of Crowe Chizek and Company LLC

     31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Executive Officer

     31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Financial Officer

     The following exhibits accompany this periodic report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the "2002 Act"). These exhibits shall be deemed only to accompany this periodic report are not part of this periodic report, shall not be deemed filed purposes of the Securities Exchange Act of 1934, and may not be for any purpose other than compliance with the 2002 Act.

     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

     32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

(b)      Reports on Form 8-K

     During the quarter ended December 31, 2003, the Company filed two reports on Form 8-K.

     The Form 8-K dated November 26, 2003 reported under "Item 5. Other Events" that the Company's Board of Directors had approved a 5% stock dividend to be paid on January 9, 2004 to shareholders of record as of December 22, 2003.

     The Form 8-K dated December 17, 2003 reported under "Item 5. Other Events" that the Company had executed a definitive agreement that will lead to the merger of Peoples Financial Corp. into MainSource Financial Group, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 10th day of March, 2004.

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


           Signature                 Capacity                        Date
           ---------                 --------                        ----

   /s/ William G. Barron
--------------------------------
       William G. Barron             Director                   March 10, 2004

    /s/ Dale J. Deffner
--------------------------------
        Dale J. Deffner              Director                   March 10, 2004

      /s/ Don Dunevant
--------------------------------
          Don Dunevant               Director                   March 10, 2004

    /s/ Philip A. Frantz
--------------------------------
        Philip A. Frantz             Director                   March 10, 2004

    /s/ Rick S. Hartman
--------------------------------
        Rick S. Hartman              Director                   March 10, 2004

    /s/ Robert E. Hoptry
--------------------------------
        Robert E. Hoptry             Director                   March 10, 2004
                                     Chairman of the
                                     Board

   /s/ James M. Anderson
--------------------------------
       James M. Anderson             Controller &               March 10, 2004
                                     Principal
                                     Accounting Officer

   /s/ Donald A. Benziger
--------------------------------
       Donald A. Benziger            Senior Vice                March 10, 2004
                                     President &
                                     Chief Financial
                                     Officer

  /s/ James L. Saner, Sr.
--------------------------------
      James L. Saner, Sr.            Director                   March 10, 2004
                                     President & Chief
                                     Executive Officer