Form 10-Q
period 2004-03-31
MAINSOURCE FINANCIAL GROUP
filed 2004-05-10
CIK 720002

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED MARCH 31, 2004

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

     As of May 7, 2004 there were outstanding 10,578,068 shares, without par value of the registrant.

                        MAINSOURCE FINANCIAL GROUP, INC.

                                    FORM 10-Q

                                      INDEX




------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION                                           Page

Item 1.  Financial Statements

Consolidated Balance Sheets                                               3

Consolidated Statements of Income and Comprehensive Income                4

Consolidated Statements of Cash Flows                                     5

Notes to Consolidated Financial Statements                                6

Item 2.  Management's Discussion and Analysis of Financial                10
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       18

Item 4.  Controls and Procedures                                          19

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 20

Signatures                                                                21

                           MAINSOURCE FINANCIAL GROUP
                                    FORM 10-Q
                           CONSOLIDATED BALANCE SHEETS
               (Dollar amounts in thousands except per share data)

                                                                   (Unaudited)
                                                                    March 31,     December 31,
                                                                      2004           2003
                                                                   -----------    -----------
Assets
  Cash and due from banks                                          $    41,124    $    50,564
  Money market fund                                                      6,184          6,290
                                                                   -----------    -----------
        Cash and cash equivalents                                       47,308         56,854
  Interest bearing time deposits                                           202            201
  Investment securities
    Available for sale                                                 418,475        422,111
    Held to maturity (fair value of $3,591 and $3,683)                   3,306          3,431
                                                                   -----------    -----------
            Total investment securities                                421,781        425,542
  Loans held for sale                                                    5,925          1,965
  Loans, net of allowance for loan losses of $11,333 and $11,509       827,973        843,962
  Restricted stock, at cost                                              6,917          6,639
  Premises and equipment, net                                           22,763         22,886
  Goodwill                                                              36,047         36,047
  Intangible assets                                                      5,113          5,347
  Cash surrender value of life insurance                                22,444         22,203
  Other assets                                                          19,707         21,083
                                                                   -----------    -----------
            Total assets                                           $ 1,416,180    $ 1,442,729
                                                                   ===========    ===========

Liabilities
  Deposits
    Noninterest bearing                                            $   123,167    $   127,100
    Interest bearing                                                 1,024,791      1,064,210
                                                                   -----------    -----------
            Total deposits                                           1,147,958      1,191,310
  Short-term borrowings                                                 46,276         27,508
  Federal Home Loan Bank advances                                       56,786         62,751
  Subordinated debentures                                               29,898         29,898
  Notes payable                                                         12,500         12,500
  Other liabilities                                                     14,199         13,338
                                                                   -----------    -----------
           Total liabilities                                         1,307,617      1,337,305
                                                                   -----------    -----------

Shareholders' equity
  Preferred stock, no par value
    Authorized shares - 400,000
    Issued and outstanding - none                                           --             --
  Common stock $.50 stated value:
    Authorized shares - 25,000,000
    Issued shares - 10,747,133 and 6,824,405
    Outstanding shares - 10,578,068 and 6,729,256                        5,289          3,413
  Common stock to be distributed, 0 and 341,220 shares                      --            170
  Treasury stock - 169,065 and 95,149 shares, at cost                   (2,630)        (2,190)
  Additional paid-in capital                                            51,799         53,478
  Retained earnings                                                     51,704         49,338
  Accumulated other comprehensive income                                 2,401          1,215
                                                                   -----------    -----------
           Total shareholders' equity                                  108,563        105,424
                                                                   -----------    -----------
           Total liabilities and shareholders' equity              $ 1,416,180    $ 1,442,729
                                                                   ===========    ===========

See notes to consolidated financial statements.

                           MAINSOURCE FINANCIAL GROUP
                                    FORM 10-Q
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                            Three months ended
                                                                 March 31,
(Dollar amounts in thousands except per share data)           2004      2003
                                                             -------   -------
Interest income:
  Loans                                                      $13,290   $13,044
  Investment securities                                        3,454     3,632
  Other interest income                                           20        56
                                                             -------   -------
    Total interest income                                     16,764    16,732
                                                             -------   -------
Interest expense:
  Deposits                                                     4,006     4,833
  Other borrowings                                               873       697
  Subordinated debentures                                        413       488
                                                             -------   -------
    Total interest expense                                     5,292     6,018
                                                             -------   -------
Net interest income                                           11,472    10,714
  Provision for loan losses                                       --       390
                                                             -------   -------
Net interest income after
  provision for loan losses                                   11,472    10,324
Non-interest income:
  Insurance commissions                                          698       582
  Mortgage banking                                               799     1,353
  Trust and investment product fees                              217       150
  Service charges on deposit accounts                          1,538       953
  Net realized gains on securities                               336       793
  Other income                                                 1,176     1,017
                                                             -------   -------
    Total non-interest income                                  4,764     4,848
                                                             -------   -------
Non-interest expense:
  Salaries and employee benefits                               6,441     5,514
  Net occupancy expenses                                         758       655
  Equipment expenses                                             932       812
  Intangibles amortization                                       234       221
  Telecommunications                                             340       310
  Stationery printing and supplies                               219       229
  Other expenses                                               2,157     2,571
                                                             -------   -------
    Total non-interest expense                                11,081    10,312
                                                             -------   -------
Income before income tax                                       5,155     4,860
  Income tax expense                                           1,520     1,355
                                                             -------   -------
Net income                                                   $ 3,635   $ 3,505
                                                             =======   =======

Comprehensive income                                         $ 4,821   $ 1,860
                                                             =======   =======

Net income per share (basic and diluted)                     $  0.34   $  0.33

Cash dividends declared                                         .120      .114

See notes to consolidated financial statements.

                           MAINSOURCE FINANCIAL GROUP
                                    FORM 10-Q
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                             (Dollars in thousands)

                                                                        Three months ended
                                                                             March 31,
                                                                         2004         2003
                                                                      ---------    ---------
Operating Activities
  Net income                                                          $   3,635    $   3,505
  Adjustments to reconcile net income to net cash
   provided by operating activities:
        Provision for loan losses                                            --          390
        Depreciation and amortization                                       695          634
        Securities amortization, net                                        884          918
        Amortization of intangibles                                         234          221
        Increase in cash surrender value of life insurance policies        (241)          --
        Investment securities gains                                        (336)        (793)
        Change in loans held for sale                                    (3,960)      (1,775)
        Change in other assets and liabilities                            1,313          113
                                                                      ---------    ---------
             Net cash provided by operating activities                    2,224        3,213

Investing Activities
   Proceeds from maturities and payments
     on securities held to maturity                                         137          939
   Purchases of securities available for sale                           (62,040)    (130,107)
   Proceeds from maturities and payments
     on securities available for sale                                    24,673       58,084
   Proceeds from sales of securities available for sale                  42,552       22,787
   Purchases of restricted stock                                           (278)          --
   Loan originations and payments, net                                   15,989       10,205
   Purchases of premises and equipment                                     (572)        (427)
   Cash received from acquisitions, net                                      --       12,203
                                                                      ---------    ---------
            Net cash provided /(used) by investing activities            20,461      (26,316)

Financing Activities
   Net change in deposits                                               (43,352)      (4,364)
   Net change in short-term borrowings                                   18,768        5,844
   Repayment of FHLB advances                                            (5,965)         (38)
   Redemption of trust preferred securities                                  --       (8,425)
   Purchase of treasury shares                                             (440)        (574)
   Proceeds from exercise of stock options                                   27           --
   Cash dividends and fractional stock dividends                         (1,269)      (1,238)
                                                                      ---------    ---------
             Net cash used by financing activities                      (32,231)      (8,795)
                                                                      ---------    ---------
Net change in cash and cash equivalents                                  (9,546)     (31,898)
Cash and cash equivalents, beginning of period                           56,854       77,917
                                                                      ---------    ---------
Cash and cash equivalents, end of period                              $  47,308    $  46,019
                                                                      =========    =========

See notes to consolidated financial statements.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by MainSource Financial Group, Inc. ("Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature.

NOTE 2 - STOCK COMPENSATION

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

                                                   For the three months ended
                                                -------------------------------
                                                March 31, 2004   March 31, 2003
                                                --------------   --------------
Net income as reported                              $3,635           $3,505
Deduct: Stock-based compensation expense
     determined under fair value based method           37               --
                                                    ------           ------
Pro forma net income                                $3,598           $3,505


Basic earnings per share as reported                $ 0.34           $ 0.33
Pro forma basic earnings per share                  $ 0.34           $ 0.33

Diluted earnings per share as reported              $ 0.34           $ 0.33
Pro forma diluted earnings per share                $ 0.34           $ 0.33


    The pro forma effects are computed using option pricing models, with the following weighted-average assumptions for 2004 as of grant date: risk-free interest rate 3.48%, expected option life 6.69 years, expected stock price volatility 20.33% and dividend yield 2.75%.


NOTE 3 - ACQUISITIONS

In June 2003, the Company acquired First Community Bancshares, Inc. which had 10 branches located in the south central area of Indiana. The results of operations for this acquisition have been included since the transaction date which was June 12, 2003. The Company funded the cash purchase price of $24,243 by issuing $7,000 of floating rate trust preferred securities and securing a long-term note of $13,000. The additional amount was obtained from internal sources.

In February 2003, the Company acquired one branch in Illinois. The results of operations for this acquisition have been included since the transaction date.

In December 2003, the Company executed a definitive agreement to acquire Peoples Financial Corp., Inc. ("Peoples"). Peoples has seven bank offices in southwest Indiana with total assets of approximately $120 million. The transaction, which is subject to approval by regulatory agencies and Peoples' shareholders, is expected to close in the second quarter of 2004.

NOTE 4 - SECURITIES

The fair value of securities available for sale and related gross unrealized gains/losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                 Gross        Gross
                                    Fair       Unrealized   Unrealized
As of March 31, 2004                Value        Gains        Losses
----------------------------------------------------------------------
Available for Sale
   Federal agencies                $ 70,369     $  1,297          ($9)
   State and municipal               77,382        2,294          (87)
   Mortgage-backed securities       257,549        1,645         (629)
   Equity and other securities       13,175          244         (462)
----------------------------------------------------------------------
     Total available for sale      $418,475     $  5,480      ($1,187)
----------------------------------------------------------------------

As of December 31, 2003
----------------------------------------------------------------------
Available for Sale
   Federal agencies                $ 92,867     $  1,409         ($36)
   State and municipal               61,324        1,899         (152)
   Mortgage-backed securities       255,541        1,297       (1,710)
   Equity and other securities       12,379          103         (625)
----------------------------------------------------------------------
     Total available for sale      $422,111     $  4,708      ($2,523)
----------------------------------------------------------------------

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

                                             Gross         Gross
                                Carrying  Unrecognized  Unrecognized   Fair
As of March 31, 2004             Amount      Gains         Losses      Value
------------------------------------------------------------------------------
 Held to Maturity
   State and municipal           $2,544      $  142        $   --      $2,686
   Other securities                 762         143            --         905
------------------------------------------------------------------------------
     Total held to maturity      $3,306      $  285        $   --      $3,591
------------------------------------------------------------------------------

As of December 31, 2003
------------------------------------------------------------------------------
 Held to Maturity
   State and municipal           $2,682      $  122        $   --      $2,804
   Other securities                 749         130            --         879
------------------------------------------------------------------------------
     Total held to maturity      $3,431      $  252        $   --      $3,683
------------------------------------------------------------------------------


NOTE 5 - LOANS AND ALLOWANCE

-----------------------------------------------------------------------
                                            March 31        December 31
                                               2004             2003
-----------------------------------------------------------------------

Commercial and industrial loans             $ 141,193        $ 158,271
Agricultural production financing              22,518           25,897
Farm real estate                               37,745           37,107
Commercial real estate                        108,096          101,022
Hotel                                          85,344           83,997
Residential real estate                       309,092          315,848
Construction and development                   35,884           33,605
Consumer                                       99,434           99,724
                                         ------------------------------
           Total loans                        839,306          855,471
                                         ------------------------------
Allowance for loan lossess                    (11,333)         (11,509)
-----------------------------------------------------------------------
           Net loans                        $ 827,973        $ 843,962
-----------------------------------------------------------------------

NOTE 6 - DEPOSITS                             March 31,      December 31,
                                                2004            2003
                                                ----            ----

Non-interest-bearing demand                  $  123,167      $  127,100
Interest-bearing demand                         273,025         311,333
Savings                                         230,336         224,318
Certificates of deposit of $100 or more         139,581         141,327
Other certificates and time deposits            381,849         387,232
                                             ----------      ----------
  Total deposits                             $1,147,958      $1,191,310
                                             ==========      ==========



NOTE 7 - EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

For the three months ended                 March 31, 2004                     March 31, 2003
                                   ------------------------------     ------------------------------
                                              Weighted      Per                  Weighted      Per
                                     Net       Average     Share       Net        Average     Share
                                   Income      Shares      Amount     Income      Shares      Amount
                                   ------      ------      ------     ------      ------      ------
Basic earnings per share:
Income available to
     common shareholders           $3,635    10,587,237     $0.34     $3,505    10,677,679     $0.33
                                   ------                   -----     ------                   -----
Effect of dilutive shares                        17,442                              1,241
                                             ----------                         ----------
Diluted earnings per share         $3,635    10,604,679     $0.34     $3,505    10,678,920     $0.33
                                   ======    ==========     =====     ======    ==========     =====

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Overview

MainSource Financial Group, Inc. ("Company") is a multi-bank, bank holding company that provides an array of financial services and is headquartered in Greensburg, Indiana. The Company's shares trade on the NASDAQ national market under the symbol MSFG. On March 31, 2004, the Company controlled four bank subsidiaries, MainSource Bank, Regional Bank ("Regional"), First Community Bank and Trust ("First Community") and Capstone Bank ("Capstone"). In addition to the banking subsidiaries, the Company owned, either directly or indirectly, the following subsidiaries: MainSource Insurance, Inc., MainSource Statutory Trust I, MainSource Statutory Trust II, MainSource Statutory Trust III, IUB Reinsurance Company, Ltd., MSB Investments of Nevada, Inc., and RB Investments, Inc.

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

Results of Operations

Net income for the first quarter of 2004 was $3,635 or 3.7% greater than the first quarter of 2003. Earnings per share for the first quarter equaled $.34 in 2004, compared to $.33 in 2003, an increase of 3.0%. The Company's return on average total assets for the first quarter was 1.03% in 2004 and 1.15% in 2003. Return on average shareholders' equity for the first quarter was 13.60% in 2004 and 14.19% in 2003.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. First quarter net interest income of $11,472 in 2004 was an increase of 7.1% versus the first quarter of 2003. Net interest income on a tax equivalent basis, reflected as a percentage of average earning assets (net interest margin), was 3.68% for the first quarter of 2004 and 3.90% for the same timeframe in 2003. As a result of the current interest rate environment, the Company's yield on earning assets on a tax equivalent basis decreased from 6.04% in the first quarter of 2003 to 5.34% in the first quarter of 2004. The Company's cost of funds also decreased, but to a lesser extent.

Provision for Loan Losses

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses".

Non-interest Income

First quarter non-interest income for 2004 was $4,764, relatively unchanged versus the first quarter of 2003. The impact of the acquisition of First Community in the second quarter of 2003, an increase in insurance commissions and the implementation of a formalized overdraft program were offset by decreases in mortgage banking activity and investment securities gains. Mortgage banking income, which consists of gains and losses on loan sales and service fee income, was $799 for the first quarter of 2004 versus $1,353 for the first quarter of 2003.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Non-interest expense

Total non-interest expense was $11,081 for the first quarter of 2004, which represented an increase of $769 from the first quarter of 2003. The increase was primarily due to the acquisition of First Community, which added $1,495 of non-interest expense in 2004. Offsetting this increase was a decrease in the amortization of deferred debt acquisition costs. In the first quarter of 2003, the Company redeemed a portion of its subordinated debentures and wrote-off approximately $850 in related costs. The largest component of non-interest expense is personnel expense. Personnel expenses were $6,441 for the first quarter of 2004 versus $5,514 for the same period a year ago, representing a 16.8% increase. Excluding the acquisition of First Community, employee costs for the first quarter of 2004 would have been $5,719, an increase of 5.1%, and would be attributable to normal staff salary increases.

Income Taxes

The effective tax rate for the first three months was 29.5% for 2004 which was relatively stable compared to 27.9% for 2003. The Company and its subsidiaries file consolidated income tax returns.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Financial Condition

Total assets at March 31, 2004 were $1,416,180 compared to $1,442,729 as of December 31, 2003. Average earning assets represented 90.5% of average total assets for the first three months of 2004 and 91.7% for the same period in 2003. Average loans represented 73.9% of average deposits in the first three months of 2004 and 72.1% for the comparable period in 2003. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 60.1% and 59.8% for the three-month period ended March 31, 2004 and 2003 respectively.

The decrease in deposits of $43,352 from December 31, 2003 to March 31, 2004 was due primarily to the loss of public fund deposits which are generally temporary and seasonal in nature.

Shareholders' equity was $108,563 on March 31, 2004 compared to $105,424 on December 31, 2003. Book value (shareholders' equity) per common share was $10.26 at March 31, 2004 versus $9.94 at year-end 2003. Accumulated other comprehensive income increased book value per share by $.23 at March 31, 2004 and by $.12 at December 31, 2003. Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders equity.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 36.8% of total loans at March 31, 2004 and 36.9% at December 31, 2003.

On March 31, 2004, the Company had $5,925 of residential real estate loans held for sale, which was an increase from the year-end balance of $1,965. The Company generally retains the servicing rights on mortgages sold.

Asset quality deteriorated from a year ago with non-performing assets totaling $16.1 million, or 1.13% of total assets, as of March 31, 2004 compared to $11.8 million, or 0.94% of total assets, as of the same period a year ago. This amount represents a decrease from year-end 2003 of $1.2 million, or 7% of total non-performing assets. With the acquisition of First Community, the Company added approximately $4.4 million of non-performing assets. Management believes that adequate allowance allocations have been provided for these loans as of March 31, 2004. The allowance for loan losses was $11.3 million as of March 31, 2004 and represented 1.35% of total outstanding loans.

The provision for loan losses was $0 in the first quarter of 2004 compared to $390 for the same period in 2003. The provision for 2004 was lower than 2003 as non-performing loan balances declined from year-end and several credits were upgraded to a more favorable risk rating. Additionally, net charge-offs totaled $176 in the first quarter of 2004 compared to $432 in the last quarter of 2003.

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and information about specific borrower situations. The allowance for loan losses as of March 31, 2004 was considered adequate by management.

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

As of March 31, 2004, $418,475 of investment securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity. An unrealized pre-tax gain of $4,293 was recorded to adjust the AFS portfolio to current market value at March 31, 2004, compared to an unrealized pre-tax gain of $2,185 at December 31, 2003.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreement to repurchase ("agreements") and shareholders' equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 89.8% and 90.5% of total average earning assets for the periods ending March 31, 2004 and 2003. Total interest-bearing deposits averaged 89.9% and 90.5% of average total deposits for the periods ending March 31, 2004 and 2003, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $56,786 outstanding at March 31, 2004. These advances have interest rates ranging from 4.4% to 6.7% with $10,000 maturing in the second quarter of 2005. The remaining amount of FHLB advances mature in 2007 or later.

Capital Resources

Total shareholders' equity was $108,563 at March 31, 2004, which was an increase from $105,424 at December 31, 2003. The increase in equity was attributable to the increase in the unrealized gain on investment securities and the earnings for the first quarter. Offsetting these items were cash dividends paid on common stock and treasury stock purchases.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital consists of shareholders' equity, excluding accumulated other comprehensive income, while Tier 1 consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At March 31, 2004, Tier 1 capital to total average assets was 6.24%. Tier 1

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

capital to risk-adjusted assets was 9.70%. Total capital to risk-adjusted assets was 11.79%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $.120 per share in the first quarter of 2004 versus $.114 for the first quarter of 2003.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 78.9% of total earning assets for the three months ended March 31, 2004 and 82.0% for the same period in 2003.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

At March 31, 2004, the Company held approximately $480 million in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
               (Dollar amounts in thousands except per share data)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Corporation encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2004 from the analysis and disclosures provided in the Corporation's Form 10-K for the year ended December 31, 2003.

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

There was no change in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         The Company has a Stock Repurchase Plan that allows for the repurchase of up to 255,000 shares of common stock. During the first quarter of 2004, the Company had one purchase of 20,781 shares on February 13, 2004 at a price of $22.31.

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

                  31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Executive Officer

                  31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Financial Officer

                  32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

                  32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer


         b)  Reports on Form 8-K

             During the quarter ended March 31, 2004 the Company filed the following reports on Form 8-K.

                  The Form 8-K dated January 22, 2004, the Company announced earnings and operating results for the fourth quarter and year ended December 31, 2003.

                  The Form 8-K dated January 27, 2004, the Company announced a stock repurchase program effective February 1, 2004.

                  The Form 8-K dated February 13, 2004, the Company announced that their Annual Meeting of Shareholders would take place on April 21, 2004.

                  The Form 8-K dated March 2, 2004, the Company announced the declaration of their first quarter cash dividend.

                  The Form 8-K dated March 16, 2004, the Company announced that its Board of Directors approved a three-for-two stock split of the Company's stock to be distributed on April 16, 2004 to shareholders of record as of March 31, 2004.

No other information is required to be filed under Part II of this form.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MAINSOURCE FINANCIAL GROUP, INC.


                           May 7, 2004

                           /s/ James L. Saner, Sr.
                           -------------------------------------------------
                           James L. Saner Sr.
                           President and Chief Executive Officer

                           May 7, 2004

                           /s/ Donald A. Benziger
                           -------------------------------------------------
                           Donald A. Benziger
                           Senior Vice President & Chief Financial Officer


                           May 7, 2004

                           /s/ James M. Anderson
                           -------------------------------------------------
                           James M. Anderson
                           Controller & Principal Accounting Officer