Form 10-Q
period 2004-06-30
MAINSOURCE FINANCIAL GROUP
filed 2004-08-06
CIK 720002

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         FOR QUARTER ENDED JUNE 30, 2004

                         COMMISSION FILE NUMBER 0-12422

                        MAINSOURCE FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

           INDIANA                                         35-1562245
           -------                                         ----------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                       Identification No.)

       201 NORTH BROADWAY          GREENSBURG, INDIANA      47240
       ------------------------------------------------------------
       (Address of principal executive offices)           (Zip Code)

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

     As of August 6, 2004 there were outstanding 11,001,292 shares, without par value of the registrant.

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

                           MAINSOURCE FINANCIAL GROUP
                           CONSOLIDATED BALANCE SHEETS
               (Dollar amounts in thousands except per share data)

                                                                     (Unaudited)
                                                                       June 30,       December 31,
                                                                         2004             2003
                                                                     -----------      -----------
Assets
  Cash and due from banks                                            $    54,548      $    50,564
  Money market fund                                                        2,943            6,290
                                                                     -----------      -----------
        Cash and cash equivalents                                         57,491           56,854
  Interest bearing time deposits                                             502              201
  Investment securities
    Available for sale                                                   429,176          422,111
    Held to maturity (fair value of $3,477 and $3,683)                     3,318            3,431
                                                                     -----------      -----------
            Total investment securities                                  432,494          425,542
  Loans held for sale                                                      2,175            1,965
  Loans, net of allowance for loan losses of $12,254 and $11,509         933,950          843,962
  Restricted stock, at cost                                                7,143            6,639
  Premises and equipment, net                                             26,263           22,886
  Goodwill                                                                40,166           36,047
  Intangible assets                                                        7,027            5,347
  Cash surrender value of life insurance                                  24,142           22,203
  Other assets                                                            21,141           21,083
                                                                     -----------      -----------
            Total assets                                             $ 1,552,494      $ 1,442,729
                                                                     ===========      ===========

Liabilities
  Deposits
    Noninterest bearing                                              $   138,509      $   127,100
    Interest bearing                                                   1,079,488        1,064,210
                                                                     -----------      -----------
            Total deposits                                             1,217,997        1,191,310
  Short-term borrowings                                                   67,653           27,508
  Federal Home Loan Bank advances                                        100,862           62,751
  Subordinated debentures                                                 29,898           29,898
  Notes payable                                                           11,100           12,500
  Other liabilities                                                       10,742           13,338
                                                                     -----------      -----------
           Total liabilities                                           1,438,252        1,337,305
                                                                     -----------      -----------

Shareholders' equity
    Preferred stock, no par value
      Authorized shares - 400,000
      Issued and outstanding - none                                           --               --
  Common stock $.50 stated value:
      Authorized shares - 25,000,000
      Issued shares - 11,196,357 and 6,824,405
     Outstanding shares - 11,001,292 and 6,729,256                         5,600            3,413
  Common stock to be distributed, 0 and 341,220 shares                        --              170
  Treasury stock - 195,065 and 95,149 shares, at cost                     (3,149)          (2,190)
  Additional paid-in capital                                              60,352           53,478
  Retained earnings                                                       54,703           49,338
  Accumulated other comprehensive income                                  (3,264)           1,215
                                                                     -----------      -----------
           Total shareholders' equity                                    114,242          105,424
                                                                     -----------      -----------
           Total liabilities and shareholders' equity                $ 1,552,494      $ 1,442,729
                                                                     ===========      ===========

See notes to consolidated financial statements.

                           MAINSOURCE FINANCIAL GROUP
                                    FORM 10-Q
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                               Three months ended         Six months ended
                                                    June 30,                   June 30,
(Dollar amounts in thousands                   2004          2003         2004         2003
except per share data)                       --------      --------     --------     --------
Interest income:
  Loans                                      $ 13,641      $ 12,980     $ 26,931     $ 26,024
  Investment securities                         3,805         3,489        7,259        7,121
  Other interest income                            28            55           48          111
                                             --------      --------     --------     --------
    Total interest income                      17,474        16,524       34,238       33,256
                                             --------      --------     --------     --------
Interest expense:
  Deposits                                      3,902         4,720        7,908        9,553
  Other borrowings                                879           736        1,752        1,433
  Subordinated debentures                         409           348          822          836
                                             --------      --------     --------     --------
    Total interest expense                      5,190         5,804       10,482       11,822
                                             --------      --------     --------     --------
Net interest income                            12,284        10,720       23,756       21,434
  Provision for loan losses                        60           345           60          735
                                             --------      --------     --------     --------
Net interest income after
  provision for loan losses                    12,224        10,375       23,696       20,699
Non-interest income:
  Insurance commissions                           691           612        1,389        1,194
  Mortgage banking                                919         1,656        1,718        3,009
  Trust and investment product fees               225           152          442          302
  Service charges on deposit accounts           1,720         1,081        3,258        2,034
  Net realized gains on securities                437            42          773          835
  Other income                                  1,390           854        2,566        1,871
                                             --------      --------     --------     --------
    Total non-interest income                   5,382         4,397       10,146        9,245
                                             --------      --------     --------     --------
Non-interest expense:
  Salaries and employee benefits                6,639         5,492       13,080       11,006
  Net occupancy expenses                          762           664        1,520        1,319
  Equipment expenses                              932           840        1,864        1,652
  Intangibles amortization                        232           235          466          456
  Telecommunications                              424           304          764          614
  Stationery printing and supplies                250           209          469          438
  Other expenses                                2,577         1,661        4,734        4,232
                                             --------      --------     --------     --------
    Total non-interest expense                 11,816         9,405       22,897       19,717
                                             --------      --------     --------     --------
Income before income tax                        5,790         5,367       10,945       10,227
  Income tax expense                            1,471         1,633        2,991        2,988
                                             --------      --------     --------     --------
Net income                                   $  4,319      $  3,734     $  7,954     $  7,239
                                             ========      ========     ========     ========

Comprehensive income (loss)                  $ (1,346)     $  3,775     $  3,475     $  5,635
                                             ========      ========     ========     ========

Net income per share (basic and diluted)     $   0.40      $   0.35     $   0.75     $   0.68
Cash dividends declared                      $  0.125      $  0.114     $  0.245     $  0.229

See notes to consolidated financial statements.

                           MAINSOURCE FINANCIAL GROUP
                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                             (Dollars in thousands)

                                                                           Six months ended
                                                                                June 30,
                                                                          2004           2003
                                                                        ---------      ---------
Operating Activities
  Net income                                                            $   7,954      $   7,239
  Adjustments to reconcile net income to net cash
   provided by operating activities:
        Provision for loan losses                                              60            735
        Depreciation and amortization                                       1,263          1,306
        Securities amortization, net                                        1,405          2,051
        Amortization of intangibles                                           466            456
        Increase in cash surrender value of life insurance policies          (296)           (75)
        Investment securities gains/losses                                   (773)          (835)
        Change in loans held for sale                                        (210)          (978)
        Change in other assets and liabilities                                845         (5,820)
                                                                        ---------      ---------
             Net cash provided (used) by operating activities              10,714          4,079

Investing Activities
   Proceeds from maturities and payments
     on securities held to maturity                                           137            939
   Purchases of securities available for sale                             (98,478)      (210,142)
   Proceeds from maturities and payments
     on securities available for sale                                      53,363        115,776
   Proceeds from sales of securities available for sale                    49,955         27,257
   Purchases of restricted stock                                             (504)           (88)
   Loan originations and payments, net                                     (8,678)        16,560
   Purchases of premises and equipment                                       (800)        (1,111)
   Cash paid for bank acquisition, net                                       (135)       (12,795)
   Cash received from branch acquisitions, net                                 --         12,203
                                                                        ---------      ---------
            Net cash provided (used) by investing activities               (5,140)       (51,401)

Financing Activities
   Net change in deposits                                                 (73,030)        12,040
   Net change in short-term borrowings                                     39,821         13,920
   Proceeds from issuance of long-term debt                                    --         13,000
   Repayment of long-term debt                                             (2,100)            --
   Proceeds from issuance of trust preferred securities                        --         21,000
   Proceeds from FHLB advances                                             40,000             --
   Repayment of FHLB advances                                              (6,045)           (70)
   Redemption of trust preferred securities                                    --        (22,425)
   Purchase of treasury shares                                               (982)        (1,496)
   Proceeds from exercise of stock options                                     28             --
   Cash dividends and fractional stock dividends                           (2,629)        (2,450)
                                                                        ---------      ---------
             Net cash provided (used) by financing activities              (4,937)        33,519
                                                                        ---------      ---------
Net change in cash and cash equivalents                                       637        (13,803)
Cash and cash equivalents, beginning of period                             56,854         77,917
                                                                        ---------      ---------
Cash and cash equivalents, end of period                                $  57,491      $  64,114
                                                                        =========      =========

See Note 3 regarding non-cash transaction included in acquisition. See notes to consolidated financial statements.

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

                                                For the three months ended      For the six months ended
                                               ----------------------------   ----------------------------
                                               June 30, 2004  June 30, 2003   June 30, 2004  June 30, 2003
                                               -------------  -------------   -------------  -------------
Net income as reported                            $   4,319     $   3,734       $   7,954      $   7,239
Deduct: Stock-based compensation expense
     determined under fair value based method            20            17              51             17
                                                  ---------     ---------       ---------      ---------
Pro forma net income                              $   4,299     $   3,717       $   7,903      $   7,222

Basic earnings per share as reported              $    0.40     $    0.35       $    0.75      $    0.68
Pro forma basic earnings per share                $    0.40     $    0.35       $    0.74      $    0.68

Diluted earnings per share as reported            $    0.40     $    0.35       $    0.75      $    0.68
Pro forma diluted earnings per share              $    0.40     $    0.35       $    0.74      $    0.68

The pro forma effects are computed using option pricing models, with the following weighted-average assumptions for 2004 as of grant date: risk-free interest rate 3.48%, expected option life 6.69 years, expected stock price volatility 20.33% and dividend yield 2.75%.


NOTE 3 - ACQUISITIONS

In June 2003, the Company acquired First Community Bancshares, Inc. which had ten branches located in the south central area of Indiana. The results of operations for this acquisition have been included since the transaction date which was June 12, 2003. The Company funded the cash purchase price of $24,243 by issuing $7,000 of floating rate trust preferred securities and securing a long-term note of $13,000. The additional amount was obtained from internal sources.

In February 2003, the Company acquired one branch in Illinois. The results of operations for this acquisition have been included since the transaction date.

In June 2004, the Company consummated its acquisition of Peoples Financial Corp ("PFC"). PFC has seven branches located in the southwestern part of Indiana. As a result of this acquisition, the Company expects to expand its geographical presence in the southwestern area of Indiana, increase its customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale. As of the date of acquisition, the acquired company had $4,320 of cash and cash equivalents, $81,130 of net loans, and $98,876 of deposits. A core deposit intangible of $2,141 and goodwill of $4,119 were also recorded. As of the date of this report, the Company was in the process of obtaining third party valuations and completing fair value estimates for certain assets acquired and liabilities assumed, and the allocation of the purchase price is subject to refinement. The results of operations for this acquisition have been included since the transaction date which was June 8, 2004. The Company funded the purchase price of $13,380 by issuing 449,224 shares of its common stock valued at $19.87 per the NASDAQ closing bid on June 7, 2004 and using $4,454 of cash on hand.

The following table presents proforma information for the periods ended June 30 as if the acquisition had occurred at the beginning of 2004 and 2003. The pro forma information includes adjustments for the amortization of intangibles arising from the transaction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

                               For the three months ended       For the six months ended
                              -----------------------------   -----------------------------
                              June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
                              -------------  --------------   -------------   -------------
Net interest income               13,175          10,720          25,699          23,318
Net income                         3,897           3,766           7,653           7,321
Basic earnings per share            0.36            0.35            0.72            0.69
Diluted earnings per share          0.36            0.35            0.72            0.69

NOTE 4 - SECURITIES

The fair value of securities available for sale and related gains/losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                 Gross        Gross
                                     Fair      Unrealized   Unrealized
As of June 30, 2004                  Value       Gains        Losses
----------------------------------------------------------------------
Available for Sale
   Federal agencies                $ 72,429     $    241     ($ 1,217)
   State and municipal               86,465     $  1,071       (1,927)
   Mortgage-backed securities       254,104     $    753       (4,095)
   Equity and other securities       16,178     $    107         (257)
----------------------------------------------------------------------
     Total available for sale      $429,176     $  2,172     ($ 7,496)
----------------------------------------------------------------------

As of December 31, 2003
----------------------------------------------------------------------
Available for Sale
   Federal agencies                $ 92,867     $  1,409     ($    36)
   State and municipal               61,324        1,899         (152)
   Mortgage-backed securities       255,541        1,297       (1,710)
   Equity and other securities       12,379          103         (625)
----------------------------------------------------------------------
     Total available for sale      $422,111     $  4,708     ($ 2,523)
----------------------------------------------------------------------

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

                                            Gross         Gross
                               Carrying  Unrecognized  Unrecognized   Fair
As of June 30, 2004             Amount      Gains         Losses      Value
---------------------------------------------------------------------------

 Held to Maturity
   State and municipal          $2,542     $   62         $   --     $2,604
   Other securities                776         97             --        873
---------------------------------------------------------------------------
     Total held to maturity     $3,318     $  159         $   --     $3,477
---------------------------------------------------------------------------

As of December 31, 2003
---------------------------------------------------------------------------
 Held to Maturity
   State and municipal          $2,682     $  122         $   --     $2,804
   Other securities                749        130             --        879
---------------------------------------------------------------------------
     Total held to maturity     $3,431     $  252         $   --     $3,683
---------------------------------------------------------------------------

NOTE 5 - LOANS AND ALLOWANCE

                                       June 30,     December 31,
                                         2004           2003
----------------------------------------------------------------
Commercial and industrial loans       $ 152,471      $ 158,271
Agricultural production financing        25,260         25,897
Farm real estate                         39,108         37,107
Commercial real estate                  135,904        101,022
Hotel                                    84,356         83,997
Residential real estate                 356,360        315,848
Construction and development             39,546         33,605
Consumer                                113,199         99,724
                                      ---------      ---------
           Total loans                  946,204        855,471
                                      ---------      ---------
Allowance for loan lossess              (12,254)       (11,509)
---------------------------------------------------------------
           Net loans                  $ 933,950      $ 843,962
===============================================================

NOTE 6 - DEPOSITS                            June 30,     December 31,
                                               2004           2003
                                            ----------     ----------

Non-interest-bearing demand                 $  138,509     $  127,100
Interest-bearing demand                        295,969        311,333
Savings                                        243,785        224,318
Certificates of deposit of $100 or more        142,494        141,327
Other certificates and time deposits           397,239        387,232
                                            ----------     ----------
  Total deposits                            $1,217,997     $1,191,310
                                            ==========     ==========

NOTE 7 - EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

For the three months ended             June 30, 2004                   June 30, 2003
                               ----------------------------    ----------------------------
                                          Weighted    Per                 Weighted    Per
                                Net       Average    Share      Net       Average    Share
                               Income      Shares    Amount    Income      Shares    Amount
                               ------      ------    ------    ------      ------    ------
Basic earnings per share:
Income available to
     common shareholders       $ 4,319   10,681,081   $0.40    $ 3,734   10,632,787   $0.35
                               -------                -----    -------                -----
Effect of dilutive shares                    14,564                           1,076
                                         ----------                      ----------
Diluted earnings per share     $ 4,319   10,695,645   $0.40    $ 3,734   10,633,863   $0.35
                               =======   ==========   =====    =======   ==========   =====

For the six months ended               June 30, 2004                   June 30, 2003
                               ----------------------------    ----------------------------
                                          Weighted    Per                 Weighted    Per
                                Net       Average    Share      Net       Average    Share
                               Income      Shares    Amount    Income      Shares    Amount
                               ------      ------    ------    ------      ------    ------
Basic earnings per share:
Income available to
     common shareholders       $ 7,954   10,634,159   $0.75    $ 7,239   10,655,110   $0.68
                               -------                -----    -------                -----
Effect of dilutive shares                    16,051                             345
                                         ----------                      ----------
Diluted earnings per share     $ 7,954   10,650,210   $0.75    $ 7,239   10,655,455   $0.68
                               =======   ==========   =====    =======   ==========   =====

                                        9

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Overview

MainSource Financial Group, Inc. ("Company") is a multi-bank, bank holding company that provides an array of financial services and is headquartered in Greensburg, Indiana. The Company's shares trade on the NASDAQ national market under the symbol MSFG. On June 30, 2004, the Company controlled five bank subsidiaries, MainSource Bank, Regional Bank ("Regional"), First Community Bank and Trust ("First Community"), Capstone Bank ("Capstone"), and Peoples Trust Company ("Peoples"). In addition to the banking subsidiaries, the Company owned, either directly or indirectly, the following subsidiaries: MainSource Insurance, Inc., MainSource Statutory Trust I, MainSource Statutory Trust II, MainSource Statutory Trust III, IUB Reinsurance Company, Ltd., MSB Investments of Nevada, Inc., and RB Investments, Inc.

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

Results of Operations

Net income for the second quarter of 2004 was $4,319 or 15.7% greater than the second quarter of 2003. Earnings per share for the second quarter equaled $.40 in 2004, compared to $.35 in 2003, an increase of 14.3%. The Company's return on average total assets for the second quarter was 1.19% in 2004 and 1.17% in 2003. Return on average shareholders' equity for the second quarter was 15.83% in 2004 and 14.91% in 2003.

For the six months ended June 30, 2004, net income was $7,954 compared to $7,239 for the same period in 2003. Earnings per share for the six months ending June 30 were $0.75 in 2004 and $.68 in 2003, which represents an increase of 10.3%.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Second quarter net interest income of $12,284 in 2004 was an increase of 14.6% versus the second quarter of 2003. Net interest income on a tax equivalent basis, reflected as a percentage of average earning assets (net interest margin), was 3.85% for the second quarter of 2004 and 3.69% for the same timeframe in 2003. For the six months ended June 30, 2004, the Company's net interest margin was 3.72% compared to 3.79% in 2003.

Provision for Loan Losses

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses".

Non-interest Income

Second quarter non-interest income for 2004 was $5,382 compared to $4,397 for the second quarter of 2003. The impact of the acquisition of First Community and the implementation of a formalized overdraft program were partially offset by a decrease in mortgage banking activity. Mortgage banking income, which consists of gains and losses on loan sales and service fee income, was $919 for the second quarter of 2004 versus $1,656 for the second quarter of 2003.

For the six months ended June 30, 2004, non-interest income was $10,146 compared to $9,245 for the same period a year ago. The 9.7% increase was primarily due to the aforementioned acquisition of First Community and the formalized overdraft program offsetting lower mortgage banking revenues.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Non-interest expense

Total non-interest expense was $11,816 for the second quarter of 2004, which represented an increase of $2,411, or 25.6%, from the second quarter of 2003. The increase was primarily due to the acquisitions of First Community and Peoples, which added approximately $1,600 of non-interest expense in 2004. Excluding these acquisitions, non-interest expense would have been $10,216, an increase of 8.6%, and would be primarily attributable to normal staff salary increases.

For the six months ended June 30, 2004, non-interest expense was $22,897 compared to $19,717 for the same period in 2003. The increase was due primarily to acquisitions, which accounted for approximately $3,000 of non-interest expense in 2004 that was not in 2003. Offsetting this increase was a decrease in the amortization of deferred debt acquisition costs. In the first quarter of 2003, the Company redeemed a portion of its subordinated debentures and expensed approximately $850 in related costs.

Income Taxes

The effective tax rate for the first six months was 27.3% for 2004 compared to 29.2% for the same period a year ago. The decrease in the Company's effective tax rate was primarily attributable to increased income from tax-free municipal securities and the purchase of bank-owned life insurance. The Company and its subsidiaries file consolidated income tax returns.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Financial Condition

Total assets at June 30, 2004 were $1,552,494 compared to $1,442,729 as of December 31, 2003. The acquisition of Peoples added approximately $120,000 in assets. Average earning assets represented 90.3% of average total assets for the first six months of 2004 and 91.3% for the same period in 2003. Average loans represented 74.0% of average deposits in the first six months of 2004 and 71.5% for the comparable period in 2003. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 60.1% and 59.4% for the six-month period ended June 30, 2004 and 2003 respectively.

The increase in deposits of $26,687 from December 31, 2003 to June 30, 2004 was due primarily to the acquisition of Peoples, which added $98,876 in deposits. This increase was offset by the loss of public fund deposits which are generally temporary and seasonal in nature.

Shareholders' equity was $114,242 on June 30, 2004 compared to $105,424 on December 31, 2003. Book value (shareholders' equity) per common share was $10.38 at June 30, 2004 versus $9.94 at year-end 2003. Accumulated other comprehensive income decreased book value per share by $.30 at June 30, 2004 and increased book value per share by $.12 at December 31, 2003. Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders equity.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 37.7% of total loans at June 30, 2004 and 36.9% at December 31, 2003.

On June 30, 2004, the Company had $2,175 of residential real estate loans held for sale, which was relatively unchanged from the year-end balance of $1,965. The Company generally retains the servicing rights on mortgages sold.

The Company's asset quality improved significantly during the second quarter of 2004. Non-performing assets totaled $13.0 million, or 0.84% of total assets, as of June 30, 2004, which included $0.7 million of non-performing assets recently acquired in the Peoples acquisition, and is compared to $16.9 million, or 1.18% of total assets, as of the same period a year ago. Non-performing assets were $16.1 million, or 1.13% of assets as of March 31, 2004, and $17.3 million, or 1.20% of assets at year-end 2003. The allowance for loan losses was $12.3 million as of June 30, 2004 and represented 1.30% of total outstanding loans.

The provision for loan losses was $60 in the second quarter of 2004 compared to $345 for the same period in 2003. The decrease in the provision in 2004 was attributable to the decrease in the balance of non-performing loans. The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and information about specific borrower situations. The allowance for loan losses as of June 30, 2004 was considered adequate by management.

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

As of June 30, 2004, $429,176 of investment securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity. An unrealized pre-tax loss of $5,324 was recorded to adjust the AFS portfolio to current market value at June 30, 2004, compared to an unrealized pre-tax gain of $2,185 at December 31, 2003. Unrealized losses on AFS securities have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreement to repurchase ("agreements") and shareholders' equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 89.9% and 90.5% of total average earning assets for the periods ending June 30, 2004 and 2003. Total interest-bearing deposits averaged 89.6% and 90.3% of average total deposits for the periods ending June 30, 2004 and 2003, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $100,862 outstanding at June 30, 2004. These advances have interest rates ranging from 1.44% to 6.72%. Approximately $45,000 of these advances are short-term advances obtained in June of 2003 and mature in 2004. The Company also has long-term advances with $14,000 maturing in 2005, $16,000 maturing in 2007, $6,000 maturing in 2010 and $20,000 maturing in 2012.

Capital Resources

Total shareholders' equity was $114,242 at June 30, 2004, which was an increase from $105,424 at December 31, 2003. The increase in equity was primarily attributable to earnings for the six-month period and the acquisition of Peoples, which increased equity by $8,926. This increase was partially offset by the change in the unrealized gain/loss on investment securities and cash dividends paid on common stock.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital consists of shareholders' equity, excluding accumulated other comprehensive income, while Tier 1 consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At June 30, 2004, Tier 1 capital to total average assets was 6.68%.
Tier 1

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

capital to risk-adjusted assets was 10.01%. Total capital to risk-adjusted assets was 11.25%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $.125 per share in the second quarter of 2004 versus $.114 for the second quarter of 2003. For the six months ended June 30, 2004, the Company declared and paid common dividends of $0.245 compared to $0.229 for the same period a year ago.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 79.0% of total earning assets for the six months ended June 30, 2004 and 81.4% for the same period in 2003.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

At June 30, 2004, the Company held approximately $600 million in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
               (Dollar amounts in thousands except per share data)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Corporation encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2004 from the analysis and disclosures provided in the Corporation's Form 10-K for the year ended December 31, 2003.

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

There was no change in the Company's internal control over financial reporting that occurred during the Company's second fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

                                                                                     Maximum Number
                                                  Total Number of Shares         (or Approximate Dollar
              Total Number     Average Price    (or Units) Purchased as Part   Value) of Shares (or Units)
              of Shares (or    Paid Per Share   of Publicly Announced Plans     That May Yet Be Purchased
Period       Units) Purchased    (or Unit)              or Programs (1)       Under the Plans or Programs
April 2004            --               --                      --                        234,219

May 2004          16,000          $ 20.21                  16,000                        218,219

June 2004         10,000          $ 19.52                  10,000                        208,219

(1) The Company has a Stock Repurchase Plan that allows for the repurchase of up to 255,000 shares of common stock. The Plan expires January 31, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of shareholder of the Company was held on April 21, 2004.
     (b)  All director nominees were elected.
     (c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulations
                                                           Votes Cast
                                                  ---------------------------
                                                     For              Against
                                                  ---------------------------
Management Proposals

         NONE                                            --                --

Election of Directors
                                                  ---------------------------
Director                                             For             Withheld
--------                                          ---------------------------

William G. Barron                                 5,588,581           288,203
Dale J. Deffner                                   5,617,453           259,331
Philip A. Frantz                                  5,400,334           476,450
Rick S. Hartman                                   5,585,420           291,364
Robert E. Hoptry                                  5,753,620           123,164
Douglas I. Kunkel                                 5,797,169            79,615
James L. Saner, Sr.                               5,828,160            48,624

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

               31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Executive Officer

               31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Financial Officer

               32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

               32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer


         b) During the quarter ended June 30, 2004 the Company filed the following reports on Form 8-K.

                    The Form 8-K dated April 14, 2004, the Company announced earnings and operating results for the second quarter ended June 30, 2004.

                    The Form 8-K dated May 21, 2004, the Company announced the declaration of their second quarter cash dividend.

                    The Form 8-K dated June 8, 2004, the Company announced the consummation of their acquisition of Peoples Financial Corp.


No other information is required to be filed under Part II of this form.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MAINSOURCE FINANCIAL GROUP, INC.


                           August 6, 2004

                           /s/ James L. Saner, Sr.
                           -------------------------------------------------
                           James L. Saner Sr.
                           President and Chief Executive Officer

                           August 6, 2004

                           /s/ Donald A. Benziger
                           -------------------------------------------------
                           Donald A. Benziger
                           Senior Vice President & Chief Financial Officer


                           August 6, 2004

                           /s/ James M. Anderson
                           -------------------------------------------------
                           James M. Anderson
                           Controller & Principal Accounting Officer