Form 10-Q
period 2004-09-30
MAINSOURCE FINANCIAL GROUP
filed 2004-11-04
CIK 720002

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED SEPTEMBER 30, 2004

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

     As of November 4, 2004 there were outstanding 10,992,292 shares, without par value of the registrant.

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

                           MAINSOURCE FINANCIAL GROUP
                                    FORM 10-Q
                           CONSOLIDATED BALANCE SHEETS
               (Dollar amounts in thousands except per share data)

                                                                   (Unaudited)
                                                                  September 30,  December 31,
                                                                       2004          2003
                                                                   -----------    -----------
Assets
  Cash and due from banks                                          $    57,110    $    50,564
  Money market fund                                                      5,311          6,290
                                                                   -----------    -----------
        Cash and cash equivalents                                       62,421         56,854
  Interest bearing time deposits                                           303            201
  Investment securities
    Available for sale                                                 429,692        422,111
    Held to maturity (fair value of $3,438 and $3,683)                   3,230          3,431
                                                                   -----------    -----------
            Total investment securities                                432,922        425,542
  Loans held for sale                                                    2,135          1,965
  Loans, net of allowance for loan losses of $11,899 and $11,509       933,620        843,962
  Restricted stock, at cost                                              7,279          6,639
  Premises and equipment, net                                           25,840         22,886
  Goodwill                                                              39,906         36,047
  Intangible assets                                                      6,726          5,347
  Cash surrender value of life insurance                                24,373         22,203
  Other assets                                                          21,180         21,083
                                                                   -----------    -----------
            Total assets                                           $ 1,556,705    $ 1,442,729
                                                                   ===========    ===========

Liabilities
  Deposits
    Noninterest bearing                                            $   139,082    $   127,100
    Interest bearing                                                 1,095,218      1,064,210
                                                                   -----------    -----------
            Total deposits                                           1,234,300      1,191,310
  Short-term borrowings                                                 41,627         27,508
  Federal Home Loan Bank advances                                      103,547         62,751
  Subordinated debentures                                               29,898         29,898
  Notes payable                                                         11,100         12,500
  Other liabilities                                                     14,154         13,338
                                                                   -----------    -----------
           Total liabilities                                         1,434,626      1,337,305
                                                                   -----------    -----------
Shareholders' equity
    Preferred stock, no par value
      Authorized shares - 400,000
      Issued and outstanding - none                                         --             --
  Common stock $.50 stated value:
      Authorized shares - 25,000,000
      Issued shares - 11,196,357 and 6,824,405
      Outstanding shares - 10,992,292 and 6,729,256                      5,600          3,413
  Common stock to be distributed, 0 and 341,220 shares                      --            170
  Treasury stock - 204,065 and 95,149 shares, at cost                   (3,320)        (2,190)
  Additional paid-in capital                                            60,352         53,478
  Retained earnings                                                     57,935         49,338
  Accumulated other comprehensive income                                 1,512          1,215
                                                                   -----------    -----------
           Total shareholders' equity                                  122,079        105,424
                                                                   -----------    -----------
           Total liabilities and shareholders' equity              $ 1,556,705    $ 1,442,729
                                                                   ===========    ===========

See notes to consolidated financial statements.

                           MAINSOURCE FINANCIAL GROUP
                                    FORM 10-Q
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                            Three months ended     Nine months ended
                                               September 30,         September 30,
(Dollar amounts in thousands
except per share data)                       2004        2003       2004       2003
                                           --------    --------   --------   --------
Interest income:
  Loans                                    $ 15,022    $ 14,107   $ 41,953   $ 40,131
  Investment securities                       3,948       3,036     11,207     10,157
  Other interest income                          15          73         46        184
                                           --------    --------   --------   --------
    Total interest income                    18,985      17,216     53,206     50,472
                                           --------    --------   --------   --------
Interest expense:
  Deposits                                    3,948       4,623     11,856     14,176
  Other borrowings                            1,095         890      2,847      2,323
  Subordinated debentures                       442         399      1,247      1,235
                                           --------    --------   --------   --------
       Total interest expense                 5,485       5,912     15,950     17,734
                                           --------    --------   --------   --------
Net interest income                          13,500      11,304     37,256     32,738
  Provision for loan losses                     270         815        330      1,550
                                           --------    --------   --------   --------
Net interest income after
     provision for loan losses               13,230      10,489     36,926     31,188
Non-interest income:
  Insurance commissions                         706         668      2,095      1,862
  Mortgage banking                              701       1,811      2,419      4,820
  Trust and investment product fees             228         166        670        494
  Service charges on deposit accounts         1,931       1,446      5,189      3,480
  Net realized gains on securities               44         466        817      1,301
  Other income                                1,294         967      3,860      2,812
                                           --------    --------   --------   --------
       Total non-interest income              4,904       5,524     15,050     14,769
                                           --------    --------   --------   --------
Non-interest expense:
  Salaries and employee benefits              6,388       6,046     19,468     17,052
  Net occupancy expenses                        824         715      2,344      2,034
  Equipment expenses                          1,047         945      2,911      2,597
  Intangibles amortization                      296         219        762        675
  Telecommunications                            409         332      1,173        946
  Stationery printing and supplies              253         255        722        693
  Other expenses                              2,551       2,037      7,285      6,269
                                           --------    --------   --------   --------
       Total non-interest expense            11,768      10,549     34,665     30,266
                                           --------    --------   --------   --------
Income before income tax                      6,366       5,464     17,311     15,691
  Income tax expense                          1,760       1,615      4,751      4,603
                                           --------    --------   --------   --------
Net income                                 $  4,606    $  3,849   $ 12,560   $ 11,088
                                           ========    ========   ========   ========

Comprehensive income                       $  9,382    $  1,662   $ 12,857   $  7,297
                                           ========    ========   ========   ========

Net income per share (basic and diluted)   $   0.42    $   0.36   $   1.17   $   1.04
Cash dividends declared                    $  0.125    $  0.114   $  0.370   $  0.343

See notes to consolidated financial statements.

                           MAINSOURCE FINANCIAL GROUP
                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                             (Dollars in thousands)

                                                                         Nine months ended
                                                                           September 30,
                                                                         2004         2003
                                                                      ---------    ---------
Operating Activities
  Net income                                                          $  12,560    $  11,088
  Adjustments to reconcile net income to net cash
   provided by operating activities:
        Provision for loan losses                                           330        1,550
        Depreciation and amortization                                     2,210        1,945
        Securities amortization, net                                      1,932        3,256
        Amortization of intangibles                                         762          675
        Increase in cash surrender value of life insurance policies        (527)        (318)
        Investment securities gains                                        (817)      (1,301)
        Change in loans held for sale                                      (170)      11,788
        Change in other assets and liabilities                            1,711        1,277
                                                                      ---------    ---------
             Net cash provided by operating activities                   17,991       29,960

Investing Activities
   Proceeds from maturities and payments
     on securities held to maturity                                         237        1,288
   Purchases of securities available for sale                          (132,136)    (333,037)
   Proceeds from maturities and payments
     on securities available for sale                                    74,621      161,597
   Proceeds from sales of securities available for sale                  69,764      117,383
   Purchases of restricted stock                                           (640)        (142)
   Loan originations and payments, net                                   (8,618)      21,755
   Purchases of premises and equipment                                   (1,790)      (1,604)
   Cash paid for life insurance policies                                     --      (15,000)
   Cash paid for bank acquisition, net                                     (342)     (12,795)
   Cash received from acquisitions, net                                      --       12,203
                                                                      ---------    ---------
            Net cash provided (used) by investing activities              1,096      (48,352)

Financing Activities
   Net change in deposits                                               (56,727)     (29,279)
   Net change in short-term borrowings                                   13,795       21,740
   Proceeds from issuance of long-term debt                                  --       13,000
   Repayment of long-term debt                                           (2,100)        (800)
   Proceeds from issuance of trust preferred securities                      --       21,000
   Proceeds from FHLB advances                                           78,500           --
   Repayment of FHLB advances                                           (41,860)        (166)
   Redemption of trust preferred securities                                  --      (22,425)
   Purchase of treasury shares                                           (1,153)      (1,496)
   Proceeds from exercise of stock options                                   28           --
   Cash dividends and fractional stock dividends                         (4,003)      (3,662)
                                                                      ---------    ---------
             Net cash used by financing activities                      (13,520)      (2,088)
                                                                      ---------    ---------
Net change in cash and cash equivalents                                   5,567      (20,480)
Cash and cash equivalents, beginning of period                           56,854       77,917
                                                                      ---------    ---------
Cash and cash equivalents, end of period                              $  62,421    $  57,437
                                                                      =========    =========

See Note 3 regarding non-cash transaction included in acquisition. See notes to consolidated financial statements.
                                       5

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by MainSource Financial Group, Inc. ("Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared according to accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. The interim statements do not include all information and footnotes normally included in the annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature. Some items in prior period financial statements were reclassified to conform to current presentation.

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

                                               For the three months ended      For the nine months ended
                                             --------------  --------------  --------------  --------------
                                             Sept. 30, 2004  Sept. 30, 2003  Sept. 30, 2004  Sept. 30, 2003
                                             --------------  --------------  --------------  --------------
Net income as reported                          $   4,606      $   3,849        $   12,560      $   11,088
Deduct: Stock-based compensation expense               20              6                71              23
                                                ---------      ---------        ----------      ----------
     determined under fair value based method   $   4,586      $   3,843        $   12,489      $   11,065
Pro forma net income

Basic earnings per share as reported            $    0.42      $    0.36        $     1.17      $     1.04
Pro forma basic earnings per share              $    0.42      $    0.36        $     1.16      $     1.04

Diluted earnings per share as reported          $    0.42      $    0.36        $     1.17      $     1.04
Pro forma diluted earnings per share            $    0.42      $    0.36        $     1.16      $     1.04

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

In June 2004, the Company consummated its acquisition of Peoples Financial Corp ("PFC"). At the date of acquisition, PFC had seven branches located in the southwestern part of Indiana. As a result of this acquisition, the Company expects to expand its geographical presence in the southwestern area of Indiana, increase its customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale. The acquired company had $4,320 of cash and cash equivalents, $81,130 of net loans, and $99,717 of deposits. A core deposit intangible of $2,141 and goodwill of $3,853 were also recorded. As of the date of this report, the Company was in the process of obtaining third party valuations and completing fair value estimates for certain assets acquired and liabilities assumed, and the allocation of the purchase price is subject to refinement. The results of operations for this acquisition have been included since the transaction date which was June 8, 2004. The Company funded the purchase price of $13,380 by issuing 449,224 shares of its common stock valued at $19.87 per the NASDAQ closing bid on June 7, 2004 and using $4,454 of cash on hand.

The following table presents proforma information for the periods ended September 30 as if the acquisition of PFC had occurred at the beginning of 2004 and 2003. The pro forma information includes adjustments for the amortization of intangibles arising from the transaction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

                              For the three months ended      For the nine months ended
                            ------------------------------  ------------------------------
                            Sept. 30, 2004  Sept. 30, 2003  Sept. 30, 2004  Sept. 30, 2003
                            --------------  --------------  --------------  --------------
Net interest income                 13,500          12,279          39,199          35,597
Net income                           4,606           3,930          12,259          11,251
Basic earnings per share              0.42            0.36            1.11            1.01
Diluted earnings per share            0.42            0.36            1.11            1.01

NOTE 4 - SECURITIES

The fair value of securities available for sale and related gains/losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                                  Gross             Gross
                                                  Fair          Unrealized       Unrealized
As of September 30, 2004                          Value           Gains             Losses
--------------------------------------------------------------------------------------------
Available for Sale
   Federal agencies                              $62,867             $362             ($143)
   State and municipal                            90,826            2,069              (330)
   Mortgage-backed securities                    259,695            1,414            (1,113)
   Equity and other securities                    16,304              293              (233)
--------------------------------------------------------------------------------------------
     Total available for sale                   $429,692           $4,138           ($1,819)
--------------------------------------------------------------------------------------------

As of December 31, 2003
--------------------------------------------------------------------------------------------
Available for Sale
   Federal agencies                              $92,867           $1,409              ($36)
   State and municipal                            61,324            1,899              (152)
   Mortgage-backed securities                    255,541            1,297            (1,710)
   Equity and other securities                    12,379              103              (625)
--------------------------------------------------------------------------------------------
     Total available for sale                   $422,111           $4,708           ($2,523)
--------------------------------------------------------------------------------------------

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

                                                              Gross            Gross
                                            Carrying       Unrecognized     Unrecognized     Fair
As of September 30, 2004                     Amount           Gains            Losses        Value
-----------------------------------------------------------------------------------------------------
 Held to Maturity
   State and municipal                       $2,441              $95              --         $2,536
   Other securities                             789              113              --            902
-----------------------------------------------------------------------------------------------------
     Total held to maturity                  $3,230             $208              --         $3,438
-----------------------------------------------------------------------------------------------------

As of December 31, 2003
-----------------------------------------------------------------------------------------------------
 Held to Maturity
   State and municipal                       $2,682             $122              --         $2,804
   Other securities                             749              130              --            879
-----------------------------------------------------------------------------------------------------
     Total held to maturity                  $3,431             $252              --         $3,683
-----------------------------------------------------------------------------------------------------

NOTE 5 - LOANS AND ALLOWANCE
                                                            September 30,     December 31,
                                                                2004              2003
------------------------------------------------------------------------------------------
Commercial and industrial loans                               $ 160,164        $ 158,271
Agricultural production financing                                25,965           25,897
Farm real estate                                                 38,840           37,107
Commercial real estate                                          136,217          101,022
Hotel                                                            83,895           83,997
Residential real estate                                         353,024          315,848
Construction and development                                     37,605           33,605
Consumer                                                        109,809           99,724
                                                         --------------------------------
           Total loans                                          945,519          855,471
                                                         --------------------------------
Allowance for loan lossess                                      (11,899)         (11,509)
-----------------------------------------------------------------------------------------
           Net loans                                          $ 933,620        $ 843,962
=========================================================================================

NOTE 6 - DEPOSITS

                                                            September 30,     December 31,
                                                                2004              2003
------------------------------------------------------------------------------------------
   Non-interest-bearing demand                                $ 139,082        $ 127,100
   Interest-bearing demand                                      325,451          311,333
   Savings                                                      259,530          224,318
   Certificates of deposit of $100 or more                      134,102          141,327
   Other certificates and time deposits                         376,135          387,232
                                                         --------------------------------
     Total deposits                                          $1,234,300       $1,191,310
                                                         ================================

NOTE 7 - EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

For the three months ended                September 30, 2004                             September 30, 2003
                                   ---------------------------------           -------------------------------------
                                              Weighted         Per                           Weighted          Per
                                    Net        Average        Share             Net          Average          Share
                                   Income      Shares         Amount           Income         Shares          Amount
                                   ------      ------         ------           ------         ------          ------
Basic earnings per share:
Income available to
     common shareholders           $4,606    10,998,181        $0.42           $3,849       10,598,578         $0.36
                                   ------                      -----           ------                          -----
Effect of dilutive shares                        11,301                                          5,064
                                                 ------                                          -----
Diluted earnings per share         $4,606    11,009,482        $0.42           $3,849       10,603,642         $0.36
                                   ======    ==========        =====           ======       ==========         =====


For the nine months ended                 September 30, 2004                              September 30, 2003
                                   ---------------------------------           -------------------------------------
                                              Weighted         Per                           Weighted           Per
                                    Net        Average         Share             Net          Average          Share
                                   Income       Shares         Amount           Income         Shares          Amount
                                   ------       ------         ------           ------         ------          ------
Basic earnings per share:
Income available to
     common shareholders           $12,560    10,756,306       $1.17          $11,088       10,636,058         $1.04
                                   -------                     -----          -------                          -----
Effect of dilutive shares                         14,579                                         1,353
                                                  ------                                         -----
Diluted earnings per share         $12,560    10,770,885       $1.17          $11,088       10,637,411         $1.04
                                   =======    ==========       =====          =======       ==========         =====

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Overview

MainSource Financial Group, Inc. ("Company") is a multi-bank, bank holding company that provides an array of financial services and is headquartered in Greensburg, Indiana. The Company's shares trade on the NASDAQ national market under the symbol MSFG. On September 30, 2004, the Company controlled five bank subsidiaries, MainSource Bank, Regional Bank ("Regional"), First Community Bank and Trust ("First Community"), Capstone Bank ("Capstone"), and Peoples Trust Company ("Peoples"). In addition to the banking subsidiaries, the Company owned, either directly or indirectly, the following subsidiaries: MainSource Insurance, Inc., MainSource Statutory Trust I, MainSource Statutory Trust II, MainSource Statutory Trust III, IUB Reinsurance Company, Ltd., MSB Investments of Nevada, Inc., and RB Investments, Inc.

In September 2004, the Company announced its plan to merge its Indiana banking affiliates into MainSource Bank. In addition, the Company's Illinois affiliate, Capstone, will change its name to MainSource Bank of Illinois before the end of 2004. The entire plan is projected to be completed by the end of the third quarter of 2005.

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

Results of Operations

Net income for the third quarter of 2004 was $4,606 or 19.7% greater than the third quarter of 2003. Earnings per share for the third quarter equaled $.42 in 2004, compared to $.36 in 2003, an increase of 16.7%. The Company's return on average total assets for the third quarter was 1.18% in 2004 and 1.08% in 2003. Return on average shareholders' equity for the third quarter was 15.54% in 2004 and 15.08% in 2003.

For the nine months ended September 30, 2004, net income was $12,560 compared to $11,088 for the same period in 2003. Earnings per share for the nine months ending September 30 were $1.17 in 2004 and $1.04 in 2003, which represents an increase of 12.5%.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Third quarter net interest income of $13,500 in 2004 was an increase of 19.4% versus the third quarter of 2003. Net interest income on a tax equivalent basis, reflected as a percentage of average earning assets (net interest margin), was 3.97% for the third quarter of 2004 and 3.61% for the same timeframe in 2003. For the nine months ended September 30, 2004, the Company's net interest margin was 3.85% compared to 3.72% in 2003. The increase in the Company's net interest margin was primarily attributable to the decrease in premium amortization on mortgage-backed securities.

Provision for Loan Losses

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses".

Non-interest Income

Third quarter non-interest income for 2004 was $4,904 compared to $5,524 for the third quarter of 2003. This 11.2% decrease was primarily attributable to a decrease in mortgage banking income. Mortgage banking income, which consists of gains and losses on loan sales and service fee income, was $701 for the third quarter of 2004 versus $1,811 for the third quarter of 2003. This decrease was primarily due to the increase in mortgage rates versus prior year and the corresponding decrease in refinancing activity. The impact of the acquisition of Peoples and the implementation of a formalized overdraft program partially offset the drop in mortgage banking activity.

For the nine months ended September 30, 2004, non-interest income was $15,050 compared to $14,769 for the same period a year ago. The 1.9% increase was primarily due to acquisitions and the formalized overdraft program offsetting lower mortgage banking revenues.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Non-interest expense

Total non-interest expense was $11,768 for the third quarter of 2004, which represented an increase of $1,219, or 11.6%, from the third quarter of 2003. The increase was primarily due to the acquisition of Peoples, which added $947 of non-interest expense in 2004. Excluding this acquisition, non-interest expense would have been $10,821, an increase of 2.6%, and would be primarily attributable to normal staff salary increases.

For the nine months ended September 30, 2004, non-interest expense was $34,665 compared to $30,266 for the same period in 2003. The increase was due primarily to acquisitions, which accounted for approximately $4,000 of non-interest expense in 2004 that was not incurred in 2003. Offsetting this increase was a decrease in the amortization of deferred debt acquisition costs. In the first quarter of 2003, the Company redeemed a portion of its subordinated debentures and expensed approximately $850 in related costs.

Income Taxes

The effective tax rate for the first nine months was 27.4% for 2004 compared to 29.3% for the same period a year ago. The decrease in the Company's effective tax rate was primarily attributable to increased income from tax-free municipal securities and the purchase of bank-owned life insurance. The Company and its subsidiaries file consolidated income tax returns.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Financial Condition

Total assets at September 30, 2004 were $1,556,705 compared to $1,442,729 as of December 31, 2003. The acquisition of Peoples added approximately $120,000 in assets. Average earning assets represented 90.2% of average total assets for the first nine months of 2004 and 91.5% for the same period in 2003. Average loans represented 75.2% of average deposits in the first nine months of 2004 and 71.9% for the comparable period in 2003. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 60.5% and 59.7% for the nine-month period ended September 30, 2004 and 2003 respectively.

The increase in deposits of $42,990 from December 31, 2003 to September 30, 2004 was due primarily to the acquisition of Peoples, which added $99,717 in deposits. This increase was offset by the loss of public fund deposits which are generally temporary and seasonal in nature and higher-priced consumer deposits which matured and did not renew.

Shareholders' equity was $122,079 on September 30, 2004 compared to $105,424 on December 31, 2003. Book value (shareholders' equity) per common share was $11.11 at September 30, 2004 versus $9.94 at year-end 2003. Accumulated other comprehensive income increased book value per share by $.14 at September 30, 2004 and $.12 at December 31, 2003. Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders' equity.

Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses

Loans remain the Company's largest concentration of assets and, by their nature, carry a higher degree of risk. The loan underwriting standards observed by the Company's subsidiaries are viewed by management as a means of controlling problem loans and the resulting charge-offs.

The Company's loan underwriting standards have historically resulted in lower levels of net charge-offs than peer averages. The Company believes credit risks may be elevated if undue concentrations of loans in specific industry segments and to out-of-area borrowers are incurred. Accordingly, the Company's Board of Directors regularly monitors such concentrations to determine compliance with its loan allocation policy. The Company believes it has no undue concentrations of loans.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 37.3% of total loans at September 30, 2004 and 36.9% at December 31, 2003.

On September 30, 2004, the Company had $2,135 of residential real estate loans held for sale, which was relatively unchanged from the year-end balance of $1,965. The Company generally retains the servicing rights on mortgages sold.

The Company's asset quality has improved significantly during the last year. Non-performing assets totaled $12.9 million, or 0.83% of total assets, as of September 30, 2004, which included $0.7 million of non-performing assets recently acquired in the Peoples acquisition, and is compared to $17.4 million, or 1.24% of total assets, as of the same date a year ago, and $17.3 million, or 1.20% of assets at year-end 2003. The allowance for loan losses was $11.9 million as of September 30, 2004 and represented 1.26% of total outstanding loans.

The provision for loan losses was $270 in the third quarter of 2004 compared to $815 for the same period in 2003. The decrease in the provision in 2004 was primarily attributable to the decrease in the balance of non-performing loans. The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and information about specific borrower situations. The allowance for loan losses as of September 30, 2004 was considered adequate by management.

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

As of September 30, 2004, $429,692 of investment securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity. An unrealized pre-tax loss of $2,319 was recorded to adjust the AFS portfolio to current market value at September 30, 2004, compared to an unrealized pre-tax gain of $2,185 at December 31, 2003. Unrealized losses on AFS securities have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreement to repurchase ("agreements") and shareholders' equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 89.2% and 90.7% of total average earning assets for the periods ending September 30, 2004 and 2003. Total interest-bearing deposits averaged 89.3% and 90.1% of average total deposits for the periods ending September 30, 2004 and 2003, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $103,547 outstanding at September 30, 2004. These advances have interest rates ranging from 1.92% to 6.72%. Approximately $47,400 of these advances were obtained in the second and third quarters of 2004 for short-term liquidity needs and had original maturities of six months or less. The remaining advances were originally long-term advances with $14,000 maturing in 2005, $16,000 maturing in 2007, $6,000 maturing in 2010 and $20,000 maturing in 2012.

Capital Resources

Total shareholders' equity was $122,079 at September 30, 2004, which was an increase from $105,424 at December 31, 2003. The increase in equity was primarily attributable to earnings for the nine-month period and the acquisition of Peoples, which increased equity by $8,926. This increase was partially offset by cash dividends paid on common stock.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital consists of shareholders' equity, excluding accumulated other comprehensive income, while Tier 1 consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At September 30, 2004, Tier 1 capital to total average assets was 6.71%. Tier 1

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

capital to risk-adjusted assets was 10.15%. Total capital to risk-adjusted assets was 11.34%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $.125 per share in the third quarter of 2004 versus $.114 for the third quarter of 2003. For the nine months ended September 30, 2004, the Company declared and paid common dividends of $0.37 compared to $0.343 for the same period a year ago.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 78.5% of total earning assets for the nine months ended September 30, 2004 and 81.3% for the same period in 2003.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

At September 30, 2004, the Company held approximately $408 million in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
               (Dollar amounts in thousands except per share data)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Corporation encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2004 from the analysis and disclosures provided in the Corporation's Form 10-K for the year ended December 31, 2003.

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

There was no change in the Company's internal control over financial reporting that occurred during the Company's third fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

                                                                                                       Maximum Number
                                                            Total Number of Shares                (or Approximate Dollar
                  Total Number       Average Price       (or Units) Purchased as Part           Value) of Shares (or Units)
                  of Shares (or      Paid Per Share      of Publicly Announced Plans             That May Yet Be Purchased
Period          Units) Purchased       (or Unit)                 or Programs                Under the Plans or Programs (1) (2)
July 2004                    --                --                           --                              208,219

August 2004               7,000           $ 18.89                        7,000                              496,219

September 2004            2,000           $ 19.85                        2,000                              494,219

(1) The Company has a Stock Repurchase Plan that allows for the repurchase of up to 255,000 shares of common stock. The Plan expires January 31, 2005.

(2) In August 2004, the Company expanded its Stock Repurchase Plan and allowed for an additional 295,000 shares of common stock to be repurchased. The Plan expires January 31, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

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

               31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Executive Officer

               31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Financial Officer

               32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

               32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer


         b) During the quarter ended September 30, 2004 the Company filed the following reports on Form 8-K.

                    The Form 8-K dated July 14, 2004, the Company announced earnings and operating results for the second quarter ended June 30, 2004.

                    The Form 8-K dated August 18, 2004, the Company announced the expansion of its common stock repurchase plan.

                    The Form 8-K dated August 20, 2004, the Company announced the declaration of their third quarter cash dividend.

                    The Form 8-K dated September 3, 2004, the Company announced the details of a restructuring plan that will result in the consolidation of its Indiana charters.


No other information is required to be filed under Part II of this form.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MAINSOURCE FINANCIAL GROUP, INC.


                           November 4, 2004

                           /s/ James L. Saner, Sr.
                           -------------------------------------------------
                           James L. Saner Sr.
                           President and Chief Executive Officer

                           November 4, 2004

                             /s/ Donald A. Benziger
                           -------------------------------------------------
                           Donald A. Benziger
                           Senior Vice President & Chief Financial Officer


                           November 4, 2004

                              /s/ James M. Anderson
                           -------------------------------------------------
                           James M. Anderson
                           Controller & Principal Accounting Officer