Form 10-K
period 2004-12-31
MAINSOURCE FINANCIAL GROUP
filed 2005-03-16
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $223,287,723 as of June 30, 2004.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

As of March 15, 2005, there were outstanding 11,534,056 common shares, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                    Part of Form 10-K
        Documents                                Into Which Incorporated
        ---------                                -----------------------
Definitive Proxy Statement for Annual            Part III (Items 10 through 14)
Meeting of Shareholders to be held
May 25, 2005

EXHIBIT INDEX:  Page 10-11

FORM 10-K TABLE OF CONTENTS
--------------------------------------------------------------------------------
Part I                                                                   Page

Item  1    Business                                                        3

Item  2    Properties                                                      8

Item  3    Legal Proceedings                                               8

Item  4    Submission of Matters to a Vote of Security Holders             8

Part II

Item  5    Market For the Registrant's Common Equity and Related           8
                       Stockholder Matters

Item  6    Selected Financial Data                                         9

Item  7    Management's Discussion and Analysis of Financial               9
                       Condition and Results of Operations

Item  7A   Quantitative and Qualitative Disclosures About Market Risk      9

Item  8    Financial Statements and Supplementary Data                     9

Item  9    Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosure                           10

Item  9A   Controls and Procedures                                        10

Item  9B   Other Information                                              10

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

                                     PART I
ITEM 1.    BUSINESS
-------------------
(Dollars in thousands except per share data)

GENERAL

MainSource Financial Group, Inc. ("the Company") is a financial holding company based in Greensburg, Indiana. As of December 31, 2004, the Company owned four banking subsidiaries: MainSource Bank, Regional Bank, MainSource Bank of Illinois (formerly known as Capstone Bank), and Peoples Trust Company (together "the Banks"). Through its non-bank affiliates, the Company provides services incidental to the business of banking. Since its formation in 1982, the Company has acquired and established various institutions and financial services companies and may acquire additional financial institutions and financial services companies in the future. For further discussion of the business of the Company see Management's Discussion and Analysis in Part II, Item 7.

As of December 31, 2004, the Company operated 62 branch banking offices in Indiana and Illinois as well as nine insurance offices in Indiana and one in Kentucky. As of December 31, 2004, the Company had consolidated assets of $1,549,379, consolidated deposits of $1,226,367 and shareholders' equity of $123,320.

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

Residential real estate lending has been the largest component of the loan portfolio for many years. All affiliate banks generate residential mortgages for their own portfolios. However, the Company elects to sell the majority of its fixed rate mortgages into the secondary market while maintaining the servicing. At December 31, 2004, the Company was servicing a $501 million loan portfolio. By originating loans for sale in the secondary market, the Company can more fully satisfy customer demand for fixed rate residential mortgages and increase fee income.

The principal source of revenues for the Company is interest and fees on loans, which accounted for 61.9% of total revenues in 2004, 61.8% in 2003 and 65.2% in 2002.

The Company's investment securities portfolio is primarily comprised of U. S. Treasuries, federal agencies, state and municipal bonds, mortgage-backed securities and corporate securities. The Company has classified 99.2% of its investment portfolio as available for sale, with market value changes reported separately in shareholders' equity. Funds invested in the investment portfolio generally represent funds not immediately required to meet loan demand. Income related to the Company's investment portfolio accounted for 16.6% of total revenues in 2004, 15.7% in 2003 and 17.3% in 2002. As of December 31, 2004, the Company had not identified any securities as being "high risk" as defined by the FFIEC Supervisory Policy Statement on Securities Activities.

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

EMPLOYEES

As of December 31, 2004, the Company and its subsidiaries had approximately 645 full-time equivalent employees to whom it provides a variety of benefits and with whom it enjoys excellent relations.

REGULATION AND SUPERVISION OF THE COMPANY

The Company is a financial holding company ("FHC") within the meaning of the Bank Holding Company Act of 1956, as amended ("Act"). This Act subjects FHC's to regulations of the Federal Reserve Board ("FRB") and restricts the business of FHC's to financial and related activities.

The Gramm-Leach-Bliley Financial Modernization Act of 1999 was enacted on November 12, 1999. The Modernization Act, which amended the Bank Holding Company Act, provides the following:

     o it allows bank holding companies that qualify as "financial holding companies" to engage in a broad range of financial and related activities;

     o it allows insurers and other financial services companies to acquire banks;

     o it removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

     o it establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

The Company qualified as a financial holding company in December, 2004. Thus the Company is authorized to operate as a financial holding company and therefore is eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the Modernization Act. These activities include those that are determined to be "financial in nature," including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies. If any of our banking subsidiaries ceases to be "well capitalized" or "well managed" under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary. In addition, if any of our banking subsidiaries receives a rating of less than satisfactory under the Community Reinvestment Act of 1977 ("CRA"), we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. Our banking subsidiaries currently meet these capital, management and CRA requirements.

Acquisitions by the Company of banks and savings associations are subject to federal and state regulation. Any acquisition by the Company of more than five percent of the voting stock of any bank requires prior approval of the FRB. Acquisition of savings associations is also subject to the approval of the OTS.

Indiana law permits FHCs to acquire bank holding companies and banks out of state on a reciprocal basis, subject to certain limitations. Under current law, the Company may acquire banks, and may be acquired by bank holding companies, located in any state in the United States that permits reciprocal entry by Indiana FHCs. Under the Act, FHCs may acquire savings associations without geographic restrictions.

A FHC and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with the extension of credit, lease or sale of property, or the provision of any property or service.

The Company is under the jurisdiction of the Securities and Exchange Commission("SEC") and state securities commission for matters relating to the offering and sale of its securities. The Company is subject to the SEC's rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitation and insider trading.

The Company's liquidity is principally derived from dividends paid on the common stock of its subsidiaries. The payment of these dividends is subject to certain regulatory restrictions.

Under bank holding company policy, the Company is expected to act as a source of financial strength to, and commit resources to support, its affiliates. As a result of such policy, the Company may be required to commit resources to its affiliate banks in circumstances where it might not otherwise do so.

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

Branching by banks in Indiana is subject to the jurisdiction, and requires the prior approval, of the bank's primary federal regulatory authority and, if the branching bank is a state bank, of the Indiana Department of Financial Institutions ("DFI"). Under Indiana law, banks may branch anywhere in the state.

The Company is a legal entity separate and distinct from its subsidiary Banks. There are various legal limitations on the extent to which the Banks can supply funds to the Company. The principal source of the Company's funds consists of dividends from its subsidiary Banks. State and Federal law restricts the amount of dividends that may be paid by banks. In addition, the Banks are subject to certain restrictions on extensions of credit to the Company, on investments in the stock or other securities of the Company and in taking such stock or securities as collateral for loans.

CAPITAL REQUIREMENTS

The Company and its subsidiary Banks must meet certain minimum capital requirements mandated by the FRB, FDIC and DFI. These regulatory agencies require BHCs and banks to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. The FRB requires BHCs to maintain a minimum Tier 1 leverage ratio of 3 percent capital to total assets; however, for all but the most highly rated institutions which do not anticipate significant growth, the minimum Tier 1 leverage ratio is 3 percent plus an additional cushion of 100 to 200 basis points. As of December 31, 2004, the Company's leverage ratio of capital to total assets was 7.0%. The FRB and FDIC each have approved the imposition of "risk-adjusted" capital ratios on BHCs and financial institutions. The Company's Tier 1 Capital to Risk-Weighted Assets Ratio was 10.6% and its Total Capital to Risk-Weighted Assets Ratio was 11.8% at December 31, 2004. The Company's Banks had capital to asset ratios and risk-adjusted capital ratios at December 31, 2004, in excess of the applicable regulatory minimum requirements.

ITEM 2.  PROPERTIES
-------------------

MainSource Financial Group owns no physical properties. Its subsidiaries own, or lease, all of the facilities from which they conduct business. All leases are comparable to other leases in the respective market areas and do not contain provisions detrimental to the Company or its subsidiaries. As of December 31, 2004 the Company had 62 banking locations of which MainSource Bank had 42, Regional had 6, Capstone had 7, and Peoples had 7. In addition, the Company operates nine insurance offices in Indiana and one in Kentucky. At December 31, 2004, the Company had approximately $26 million invested in premises and equipment.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The subsidiaries may be parties (both plaintiff and defendant) to ordinary litigation incidental to the conduct of business. Management is presently not aware of any material claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted during the fourth quarter of 2004 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
--------------------------------------------------------------------------

The Company's Common Stock is traded on NASDAQ's National Market System under the symbol MSFG. The Common Stock was held by approximately 3,110 shareholders at March 11, 2004. The quarterly high and low closing prices for the Company's common stock as reported by NASDAQ and quarterly cash dividends declared and paid are set forth in the tables below. All per share data is retroactively restated for all stock dividends and splits.

                        Market Prices
---------------------------------------------------------------
   2004          Q4           Q3           Q2           Q1
----------- ------------ ------------ ------------ ------------
High             $25.21       $20.50       $22.92       $23.08
Low              $18.35       $16.48       $17.81       $20.12

   2003          Q4           Q3           Q2           Q1
----------- ------------ ------------ ------------ ------------
High             $20.17       $16.32       $15.61       $15.46
Low              $16.17       $14.67       $13.90       $13.61


                        Cash Dividends
---------------------------------------------------------------
   2004          Q4           Q3           Q2           Q1
----------- ------------ ------------ ------------ ------------
                 $0.124       $0.119       $0.119       $0.114

   2003          Q4           Q3           Q2           Q1
----------- ------------ ------------ ------------ ------------
                 $0.109       $0.109       $0.109       $0.109


The activity in the Company's Stock Repurchase Program for the fourth quarter of 2004 was as follows:

                                                                                           Maximum Number
                                                       Total Number of Shares           (or Approximate Dollar
                 Total Number      Average Price     (or Units) Purchased as Part     Value) of Shares (or Units)
                 of Shares (or     Paid Per Share    of Publicly Announced Plans       That May Yet Be Purchased
Period         Units) Purchased      (or Unit)               or Programs              Under the Plans or Programs (1)
---------------------------------------------------------------------------------------------------------------------
October 2004            --                 --                         --                       494,219

November 2004        7,171            $ 22.19                      7,171                       487,048

December 2004           --                 --                         --                       487,048

(1) On January 27, 2004, the Company announced that its Board of Directors had approved a stock repurchase program for up to 255,000 of its outstanding common shares. This plan was expanded by the Board of Directors on August 17, 2004 to include an additional 295,000 shares. The plan expired January 31, 2005.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Selected Financial Data
(Dollar amounts in thousands except per share data)

-------------------------------------------------------------------------------------------------------------------------------
                                                     2004             2003            2002            2001             2000
                                                     ----             ----            ----            ----             ----
Results of Operations
   Net interest income                              $ 50,002         $ 44,232        $ 45,050        $ 41,768         $ 39,089
   Provision for loan losses                             600            1,325           2,995           2,136            1,658
   Noninterest income                                 19,544           19,443          14,379          11,486            9,591
   Noninterest expense                                45,880           40,448          35,610          34,311           33,168
   Income before income tax                           23,066           21,902          20,824          16,807           13,854
   Income tax                                          6,273            6,597           6,813           5,630            4,000
   Net income                                         16,793           15,305          14,011          11,177            9,854
   Dividends paid on common stock                      5,421            4,873           4,485           4,121            4,121

-------------------------------------------------------------------------------------------------------------------------------
Per Common Share *
    Earnings per share (basic)                        $ 1.48           $ 1.37          $ 1.24          $ 0.99           $ 0.88
    Earnings per share (diluted)                        1.48             1.37            1.24            0.99             0.88
    Dividends paid **                                  0.476            0.435           0.397           0.365            0.342
    Book value - end of period                         10.68             9.47            8.88            7.78             6.94
    Market price - end of period                       23.88            19.47           14.52           10.10             8.09

-------------------------------------------------------------------------------------------------------------------------------
At Year End
   Total assets                                  $ 1,549,379      $ 1,442,729     $ 1,251,760     $ 1,178,392      $ 1,216,936
   Investment securities                             428,686          425,542         351,143         276,304          294,395
   Loans, excluding held for sale                    929,005          855,471         740,167         760,785          790,550
   Allowance for loan losses                          11,698           11,509           9,517           8,894            8,716
   Total deposits                                  1,226,367        1,191,310       1,034,307       1,014,687        1,053,570
   Notes payable                                       9,100           12,500           2,400           4,062            6,510
   Federal Home Loan Bank advances                    90,981           62,751          50,235          20,346           22,463
   Subordinated debentures                            29,898           29,898          30,425          22,425           22,425
   Shareholders' equity                              123,320          105,424          99,771          87,872           78,005

-------------------------------------------------------------------------------------------------------------------------------
Financial Ratios
   Return on average assets                            1.13%            1.14%           1.16%           0.93%            0.85%
   Return on average common
      shareholders' equity                             14.70            15.07           14.90           13.24            13.76
   Allowance for loan losses to total
      loans (year end,excluding held for sale)          1.26             1.35            1.29            1.17             1.10
   Shareholders' equity to total assets
      (year end)                                        7.96             7.31            7.97            7.46             6.41
   Average equity to average total assets               7.67             7.57            7.77            7.04             6.20
   Dividend payout ratio                               32.28            31.84           32.01           36.87            41.82

*    Adjusted for stock splits and dividends
** Dividends paid by MainSource Financial Group without restatement for pooling of interests

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

MainSource Financial Group
Management's Discussion and Analysis
(Dollar amounts in thousands except per share data)

Forward-Looking Statements
Except for historical information contained herein, the discussion in this Annual Report includes certain forward-looking statements based upon management expectations. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Company's loan and investment portfolios.

    The forward-looking statements included in the Management's Discussion and Analysis ("MD&A") relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, and other similar matters, and reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in the MD&A.

Overview MainSource Financial Group, Inc. ("Company") is a financial holding company whose principal activity is the ownership and management of its four wholly owned subsidiary banks ("Banks"): MainSource Bank headquartered in Greensburg, Indiana, Regional Bank ("Regional"), headquartered in New Albany, Indiana, MainSource Bank of Illinois (formerly known as Capstone Bank), headquartered in Kankakee, Illinois, and Peoples Trust Company ("Peoples Trust"), headquartered in Linton, Indiana. In February 2005, the Company merged Regional Bank into MainSource Bank. The banks operate under state charters and are subject to regulation by their respective state regulatory agencies and the Federal Deposit Insurance Corporation. MainSource Insurance (formerly The Insurance Group, Inc.) is a wholly owned subsidiary of MainSource Bank operating nine offices in Indiana and one in Kentucky and is subject to regulation by the Kentucky and Indiana Departments of Insurance. The Company also has wholly owned subsidiaries to hold investment securities. These investment subsidiaries are incorporated in Nevada. Additionally, the Company owns IUB Reinsurance Company, Ltd., a credit life reinsurance company. In November 2003, the Company formed MSB Realty, Inc., which holds real estate backed assets of MainSource Bank.

Business Strategy
The Company operates under the broad tenets of a long-term strategic plan ("Plan") designed to improve the Company's financial performance, expand its competitive position and enhance long-term shareholder value. The Plan is premised on the belief of the Company's board of directors that it can best promote long-term shareholder interests by pursuing strategies which will continue to preserve its community-focused philosophy. The dynamics of the Plan assure continually evolving goals, with the enhancement of shareholder value being the constant, overriding objective. The extent of the Company's success will depend upon how well it anticipates and responds to competitive changes within its markets, the interest rate environment and other external forces.

     The Company continued its history of external growth through acquisitions during the current year. In June 2004, the Company acquired Peoples Financial Corp. and its wholly-owned subsidiary, Peoples Trust Company, in a combination cash and stock transaction. Peoples Trust Company is headquartered in Linton, Indiana with total assets of approximately $119 million. The Company is continuously reviewing acquisition targets including branches, whole banks, and other financial service related entities focusing on the four-state Midwest region of Indiana, Illinois, Kentucky, and Ohio.

        During 2004, the Company announced a restructuring plan that will eventually lead to the consolidation of its Indiana banking charters into the holding company's lead bank, MainSource Bank. This consolidation is projected to be complete by the end of the third quarter of 2005 and will involve a complete management restructuring. The management structure will include geographical segmentation of the offices and will provide each defined area with a senior management team led by a regional president. This team will provide local decisions and personalized service to the customers and employees of each office.

        In 2005, the Company will continue to emphasize its wide array of both traditional and non-traditional financial products and services. As the economy rebounds, the Company believes that 2005 will see increased activity in its lending areas and an increase in the yield on its investment portfolio. Management expects that these items will be partially offset by a stagnant mortgage banking market.

Results of Operations
Net income was $16,793 in 2004, $15,305 in 2003, and $14,011 in 2002. Earnings
per common share on a fully diluted basis were $1.48 in 2004, $1.37 in 2003, and $1.24 in 2002. In the fourth quarter of 2004, the Company incurred $650 of restructuring costs, or $.03 per share net of tax, related to the consolidation of its Indiana charters and the name change of its Illinois affiliate. Excluding these costs, earnings per share would have been $1.51 for 2004, which represents an increase of 10.2%. The increase was primarily attributable to an increase in the Company's net interest margin, the effect of the Peoples Trust acquisition, and a decrease in the Company's effective tax rate.

    Other key measures of the financial performance of the Company are return on average shareholders' equity and return on average assets. Return on average shareholders' equity was 14.70% in 2004, 15.07% in 2003, and 14.90% in 2002. The
Company's return on average assets was 1.13% in 2004, 1.14% in 2003, and 1.16% in 2002. The current levels of return on shareholders' equity and return on assets are representative of the Company's continuing effort to improve profitability. The Company believes that its consistent performance validates its strategic course of action and will continue to provide increased shareholder value.

Net Interest Income
Net interest income and net interest margin are influenced by the volume and yield or cost of earning assets and interest-bearing liabilities. Tax equivalent net interest income of $52,042 in 2004 increased significantly from $45,655 in 2003 (See Table 3). As rates stayed relatively low throughout 2004, the Company's yield on earning assets decreased to 5.50% in 2004 from 5.64% in 2003. Offsetting the decrease in yield, the Company aggressively repriced its deposits and borrowings and was able to significantly reduce its cost of funds to 1.77% in 2004 from 2.09% in 2003. The overall effect was an increase in the Company's net interest margin in 2004 of 14 basis points going from 3.73% in 2003 to 3.87% in 2004.

The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)*
                                                                  2004                                      2003
                                                -------------------------------------    -------------------------------------
                                                   Average                  Average         Average                  Average
Assets                                             Balance       Interest    Rate           Balance       Interest    Rate
------------------------------------------------------------------------------------------------------------------------------
Short-term investments                                $ 6,139       $ 42    0.68%              $ 1,224        $ 7    0.57%
Federal funds sold and money market accounts            4,377         76     1.74               15,679        192     1.22
Securities
    Taxable                                           353,457     12,094     3.42              352,813     11,480     3.25
    Non-taxable*                                       79,882      4,691     5.87               52,820      3,341     6.33
---------------------------------------------   -------------------------------------    -------------------------------------
         Total securities                             433,339     16,785     3.87              405,633     14,821     3.65
Loans **
    Commercial                                        490,595     31,455     6.41              430,992     29,456     6.83
    Residential real estate                           223,100     13,913     6.24              218,461     14,543     6.66
    Consumer                                          185,783     11,610     6.25              151,127     10,005     6.62
---------------------------------------------   -------------------------------------    -------------------------------------
        Total loans                                   899,478     56,978     6.33              800,580     54,004     6.75
---------------------------------------------   -------------------------------------    -------------------------------------
        Total earning assets                        1,343,333     73,881     5.50            1,223,116     69,024     5.64
---------------------------------------------   -------------------------------------    -------------------------------------

Cash and due from banks                                46,920                                   38,413
Unrealized gains (losses) on securities                   693                                    3,750
Allowance for loan losses                             (11,798)                                 (11,065)
Premises and equipment,net                             24,769                                   21,500
Intangible assets                                      44,332                                   34,206
Accrued interest receivable
and other assets                                       40,617                                   32,199
---------------------------------------------   -------------                            -------------
         Total assets                             $ 1,488,866                              $ 1,342,119
=============================================   =====================================    =====================================

Liabilities
     Interest-bearing deposits
       DDA, savings, and money market accounts      $ 551,885    $ 3,438     0.62            $ 476,627    $ 3,050     0.64
       Certificates of deposit                        521,112     12,928     2.48              526,304     15,494     2.94
---------------------------------------------   -------------------------------------    -------------------------------------
            Total interest-bearing deposits         1,072,997     16,366     1.53            1,002,931     18,544     1.85
Short-term borrowings                                  44,806        580     1.29               18,565        172     0.93
Subordinated debentures                                29,898      1,677     5.61               26,845      1,626     6.06
Notes payable and FHLB borrrowings                     82,836      3,216     3.88               67,706      3,027     4.47
---------------------------------------------   -------------------------------------    -------------------------------------
            Total interest-bearing liabilities      1,230,537     21,839     1.77            1,116,047     23,369     2.09
Demand deposits                                       131,110                                  111,480
Other liabilities                                      13,004                                   13,013
---------------------------------------------   -------------                            -------------
Total liabilities                                   1,374,651                                1,240,540
Shareholders' equity                                  114,215                                  101,579
                                                -------------                            -------------
Total liabilities and shareholders' equity        $ 1,488,866     21,839     1.63 ***      $ 1,342,119     23,369     1.91 ***
                                                =============------------------------    =============------------------------
Net interest income                                             $ 52,042     3.87 ****                   $ 45,655     3.73 ****
=============================================   =====================================    =====================================

Conversion of tax exempt income to a fully
taxable equivalent basis using a marginal
rate of 35%                                                      $ 2,040                                  $ 1,423
---------------------------------------------   -------------------------------------    -------------------------------------


                                                                   2002
                                                ---------------------------------------
                                                   Average                   Average
Assets                                             Balance       Interest      Rate

Short-term investments                                  $ 288        $ 5      1.74%
Federal funds sold and money market accounts           38,002        727       1.91
Securities
    Taxable                                           264,675     12,970       4.90
    Non-taxable*                                       47,611      3,166       6.65
---------------------------------------------   -------------------------------------
         Total securities                             312,286     16,136       5.17
Loans **
    Commercial                                        402,283     29,308       7.29
    Residential real estate                           237,709     17,627       7.42
    Consumer                                          124,626      9,853       7.91
---------------------------------------------   -------------------------------------
        Total loans                                   764,618     56,788       7.43
---------------------------------------------   -------------------------------------
        Total earning assets                        1,115,194     73,656       6.60
---------------------------------------------   -------------------------------------

Cash and due from banks                                36,912
Unrealized gains (losses) on securities                 4,801
Allowance for loan losses                              (9,404)
Premises and equipment,net                             18,521
Intangible assets                                      23,363
Accrued interest receivable
and other assets                                       21,358
---------------------------------------------   -------------
         Total assets                             $ 1,210,745
=============================================   =====================================

Liabilities
     Interest-bearing deposits
       DDA, savings, and money market accounts      $ 443,684    $ 5,064       1.14
       Certificates of deposit                        478,643     17,546       3.67
---------------------------------------------   -------------------------------------
            Total interest-bearing deposits           922,327     22,610       2.45
Short-term borrowings                                  17,769        372       2.09
Subordinated debentures                                22,758      2,035       8.94
Notes payable and FHLB borrrowings                     45,497      2,236       4.91
---------------------------------------------   -------------------------------------
            Total interest-bearing liabilities      1,008,351     27,253       2.70
Demand deposits                                        94,054
Other liabilities                                      14,283
---------------------------------------------   -------------
Total liabilities                                   1,116,688
Shareholders' equity                                   94,057
                                                -------------
Total liabilities and shareholders' equity        $ 1,210,745     27,253       2.44 ***
                                                =============------------------------
Net interest income                                             $ 46,403      4.16  ****
=============================================   =====================================

Conversion of tax exempt income to a fully
taxable equivalent basis using a marginal
rate of 35%                                                      $ 1,353
---------------------------------------------   -------------------------------------

* Adjusted to reflect income related to securities and loans exempt from Federal income taxes.
**    Nonaccruing loans have been included in the average balances.
***  Total interest expense divided by total earning assets.
**** Net interest income divided by total earning assets.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates.

Volume/Rate Analysis of Changes in Net Interest Income
          (Tax Equivalent Basis)
----------------------------------------------   ------------------------------------   ------------------------------------
                                                            2004 OVER 2003                         2003 OVER 2002
----------------------------------------------   ------------------------------------   ------------------------------------
                                                  Volume         Rate        Total       Volume         Rate        Total
----------------------------------------------   ------------------------------------   ------------------------------------
Interest income
     Loans                                       $  6,336     $ (3,362)    $  2,974     $  2,672     $ (5,450)    $ (2,778)
     Securities                                     1,072          892        1,964        4,826       (6,141)      (1,315)
     Federal funds sold and money market funds       (198)          82         (116)        (426)        (109)        (535)
     Short-term investments                            34            1           35           16          (14)           2
----------------------------------------------   ------------------------------------   ------------------------------------
             Total interest income                  7,244       (2,387)       4,857        7,088      (11,714)      (4,626)
----------------------------------------------   ------------------------------------   ------------------------------------
Interest expense
     Interest-bearing DDA, savings,
     and money market accounts                   $    483     $    (95)    $    388     $    376     $ (2,390)    $ (2,014)
     Certificates of deposit                         (145)      (2,421)      (2,566)       1,749       (3,717)      (1,968)
     Borrowings                                       930         (333)         597        1,091         (592)         499
     Subordinated debentures                          172         (121)          51          365         (762)        (397)
----------------------------------------------   ------------------------------------   ------------------------------------
             Total interest expense                 3,581       (2,970)      (1,530)       3,581       (7,461)      (3,880)
----------------------------------------------   ------------------------------------   ------------------------------------
Change in net interest income                    $  3,663     $    583        6,387     $  3,507     $ (4,253)        (746)
                                                 =====================                  =====================
Change in tax equivalent adjustment                                             617                                     72
----------------------------------------------   ------------------------------------   ------------------------------------
Change in net interest income before
        tax equivalent adjustment                                          $  5,770                               $   (818)
==============================================   ====================================   ====================================

Provision for Loan Losses
The Company expensed $600 in provision for loan losses in 2004. This level of provision allowed the Company to maintain an adequate allowance for loan losses. This topic is discussed in detail under the heading "Loans, Credit Risk and the Allowance and Provision for Loan Losses".

Non-interest Income
Non-interest income remained relatively flat in 2004 compared to 2003. The acquisition of Peoples Trust and increased service charge income related to the Company's overdraft program were offset by decreases in mortgage banking activity and lower gains on sales of investment securities. Mortgage banking income was $3.2 million in 2004 versus $5.7 million in 2003, a decrease of 43.9%. As the level of refinancings declined throughout the year, the Company anticipated this decrease in income.

MainSource Financial Group
Management's Discussion and Analysis
(Dollar amounts in thousands except per share data)

     Non-interest income increased in 2003 to $19,443 compared to $14,379 in 2002, which represents an increase of $5,064 or 35.2%. The acquisition of First Community in 2003 added a total of $926, contributing approximately 18% of the increase in 2003. In addition to the acquisition of First Community, the Company realized increases in several areas. As interest rates remained at historically low levels throughout much of 2003, the Company realized a significant increase in its mortgage banking activity. Mortgage banking income, which consists of gains and losses on loan sales and service fee income, net of mortgage servicing right amortization, was $5,671 in 2003 compared to $4,757 in 2002, an increase of 19.2%. As many customers refinanced their existing loans, the Company elected to sell the majority of these loans into the secondary market while maintaining the servicing rights. The Company also realized net gains on sales of investment securities in 2003 of $1,300 compared to gains of $319 in 2002. Other non-interest income increased in 2003 versus 2002 as the Company realized increases in the following areas: annuity fees ($360), cash surrender value of company-owned life insurance policies ($418), gains on the sales of various OREO properties ($245), and contingency fees from insurance companies ($165).

 Non-interest Income and Expense
                                                                                         Percent Change
                                                                                         ---------------
                                                       2004        2003        2002      04/03    03/02
--------------------------------------------------------------------------------------------------------
 Non-interest income
   Insurance commissions                             $ 2,643     $ 2,400     $ 2,156     10.1%     11.3%
   Trust and investment product fees                     911         678         605     34.4%     12.1%
   Mortgage banking                                    3,198       5,671       4,757    -43.6%     19.2%
   Service charges on deposit accounts                 6,912       5,092       4,011     35.7%     27.0%
   Securities gains/(losses)                             991       1,300         319    -23.8%    307.5%
   Gain on cash surrender value of life insurance      1,016         626         208     62.3%    201.0%
   Interchange income                                  1,996       1,796       1,160     11.1%     54.8%
   Other                                               1,877       1,880       1,163     -0.2%     61.7%
                                                     --------------------------------
 Total non-interest income                           $19,544     $19,443     $14,379      0.5%     35.2%
                                                     ================================
-------------------------------------------------------------------------------------

 Non-interest expense
   Salaries and employee benefits                    $25,411     $22,421     $20,381     13.3%     10.0%
   Net occupancy                                       3,165       2,753       2,414     15.0%     14.0%
   Equipment                                           3,949       3,488       2,873     13.2%     21.4%
   Telephone                                           1,581       1,287       1,038     22.8%     24.0%
   Intangible amortization                             1,059         909         828     16.5%      9.8%
   Stationary, printing, and supplies                    988         916         973      7.9%     -5.9%
   Other                                               9,727       8,674       7,103     12.1%     22.1%
                                                     --------------------------------
     Total non-interest expense                      $45,880     $40,448     $35,610     13.4%     13.6%
=====================================================================================

Non-interest Expense

Total non-interest expense increased 13.4% in 2004 to $45,880 compared to $40,448 in 2003, or an increase of $5,432. The largest component of non-interest expense in both years was salaries and benefits. These expenses were $25,411 in 2004 compared to $22,421 in 2003. The increase of approximately $3 million was primarily related to the full-year effect of the acquisition of First Community in 2004, the acquisition of Peoples Trust in June 2004, and normal staff salary increases of roughly 4%. The Company also incurred certain costs in 2004 related to the restructuring of its banking affiliates that were not incurred in 2003. These costs included system conversion costs, costs associated with the name change of the Company's Illinois affiliate, and contract termination penalties. The total restructuring costs incurred in 2004 were $650.

Total non-interest expense increased 13.6% in 2003 to $40,448 compared to $35,610 in 2002, or an increase of $4,838. The largest component of non-interest expense in both years was salaries and benefits. These expenses increased 10.0%, or $2,040, in 2003 due primarily to the acquisition of First Community, which added $1,435 of employee costs. The remaining increase is attributable to normal merit increases. Other non-interest expense increased in 2003 compared to 2002 as the Company incurred approximately $850 of costs related to the redemption of trust preferred securities in the first quarter of 2003. These costs related to the Company's investment in trusts formed to issue trust preferred securities and are a result of accelerated amortization of debt issuance costs by the trusts.

Income Taxes
The effective tax rate was 27.2% in 2004, 30.1% in 2003, and 32.7% in 2002. The decrease in the Company's effective tax rate in 2004 was primarily related to various tax strategies implemented by the Company including the formation of MSB Realty, Inc., a real-estate investment trust.

Balance Sheet
At December 31, 2004, total assets were $1,549,379 compared to $1,442,729 at December 31, 2003, an increase of $106,650. The increase was primarily attributable to the acquisition of Peoples Trust, which accounted for approximately $119 million in assets.

Loans, Credit Risk and the Allowance and Provision for Loan Losses
Loans remain the Company's largest concentration of assets and continue to represent the greatest potential risk. The loan underwriting standards observed by the Company's subsidiaries are viewed by management as a means of controlling problem loans and the resulting charge-offs.

    The Company's conservative loan underwriting standards have historically resulted in higher loan quality and generally lower levels of net charge-offs than peer bank averages. The Company also believes credit risks may be elevated if undue concentrations of loans in specific industry segments and to out-of-area borrowers are incurred. Accordingly, the Company's board of directors regularly monitors such concentrations to determine compliance with its loan concentration policy. The Company believes it has no undue concentrations of loans.

    Total loans (excluding those held for sale) increased by approximately $73 million from year-end 2003. The increase was primarily related to the acquisition of Peoples Trust. Excluding the acquisition of Peoples Trust, the Company's total loan portfolio remained relatively flat. Residential real estate loans continue to represent the largest portion of the total loan portfolio. Such loans represented 38.1% and 36.9% of total loans at December 31, 2004 and 2003, respectively.

The following table details the Company's loan portfolio by type of loan.

Loan Portfolio
                                                            December 31
                                      2004        2003        2002        2001       2000
---------------------------------------------------------------------------------------------
Types of loans
Commercial                          $143,511    $141,571    $ 98,526    $ 83,143    $ 77,648
Agricultural production
   financing and other
   loans to farmers                   22,647      25,897      25,105      20,726      20,744
Commercial real estate
   mortgage                          213,359     183,938     156,277     150,677     138,132
Residential real estate
   mortgage                          353,515     315,848     301,232     328,107     389,622
Farm real estate                      38,281      37,107      43,762      46,524      49,284
Construction and development          38,056      34,686      34,987      53,753      40,813
Consumer                             108,430      99,724      72,702      69,957      64,548
State and political                   11,206      16,700       7,576       7,898       9,759
---------------------------------------------------------------------------------------------
    Total loans                     $929,005    $855,471    $740,167    $760,785    $790,550
---------------------------------------------------------------------------------------------

The following table indicates the amounts of loans (excluding residential and commercial mortgages and consumer loans) outstanding as of December 31, 2004 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Maturities and Sensitivity to Changes in Interest Rates of Commercial and Construction Loans
----------------------------------------------------------------------------------------------------------
                                           Due:   Within 1 Year    1 - 5 Years    Over 5 years     Total
----------------------------------------------------------------------------------------------------------
Loan Type
      Commercial and industrial                        $47,870        $34,137         $61,504     143,511
      Agricultural production financing                 16,276          4,371           2,000      22,647
      Construction and development                      29,533          3,730           4,793      38,056
----------------------------------------------------------------------------------------------------------
          Totals                                       $93,679        $42,238         $68,297    $204,214
----------------------------------------------------------------------------------------------------------
          Percent                                          46%            21%             33%        100%
----------------------------------------------------------------------------------------------------------

Rate Sensitivity
     Fixed Rate                                        $20,666        $22,276          $8,653     $51,595
     Variable Rate                                     108,982         42,636           1,001     152,619
----------------------------------------------------------------------------------------------------------
          Totals                                      $129,648        $64,912          $9,654    $204,214
----------------------------------------------------------------------------------------------------------

The Company regards its ability to identify and correct loan quality problems as one of its greatest strengths. Loans are placed on "non-accrual" status when, in management's judgment, the collateral value and/or the borrower's financial condition does not justify accruing interest.

    As a general rule, commercial and real estate loans are reclassified to nonaccrual status at or before becoming 90 days past due. Interest previously recorded is reversed and charged against current income. Subsequent interest payments collected on nonaccrual loans are thereafter applied as a reduction of the loan's principal balance.

    Non-performing loans were $14.0 million as of December 31, 2004 compared to $14.8 million as of December 31, 2003 and represented 1.51% of total loans at December 31, 2004 versus 1.73% one year ago.

The following table details the Company's non-performing loans as of December 31 for the years indicated.

Non-performing Loans

                                2004      2003      2002      2001      2000
                              -----------------------------------------------
Nonaccruing loans             $13,611   $14,626   $ 7,695   $10,406   $ 3,454
Accruing loans contractually
    past due 90 days or more      431       196       245       766       532
                              -----------------------------------------------
     Total                    $14,042   $14,822   $ 7,940   $11,172   $ 3,986
                              -----------------------------------------------
     % of total loans            1.51%     1.73%     1.07%     1.47%     0.50%

    The provision for loan losses was $600 in 2004, $1,325 in 2003, and $2,995 in 2002. The decrease in the Company's provision in 2004 was primarily due to the decrease in non-performing loans in 2004 and the decrease in net charge-offs on non-acquired loans. Net charge-offs were $2,186 in 2004 compared to $1,411 in 2003 and $2,372 in 2002. As a percentage of average loans, net charge-offs equaled .24%, .18%, and .31% in 2004, 2003 and 2002, respectively. Although net charge-offs were up in 2004, approximately half of these charge-offs related to loans that were acquired in the First Community and Peoples Trust acquisitions and were adequately provided for as of the date of acquisition.

Summary of the Allowance for Loan Losses

                                                  2004          2003          2002          2001          2000
                                            ---------------------------------------------------------------------
Balance at January 1                            $ 11,509       $ 9,517       $ 8,894       $ 8,716       $ 7,718
Chargeoffs
     Commercial                                    1,069           588         1,715         1,392           403
     Commercial real estate mortgage                  43             -             -           100           107
     Residential real estate mortgage                534           555           473           266           164
     Consumer                                        886           777           583           621           443
                                            ---------------------------------------------------------------------
          Total Chargeoffs                         2,532         1,920         2,771         2,379         1,117
                                            ---------------------------------------------------------------------
Recoveries
     Commercial                                      123           160           116           127           201
     Commercial real estate mortgage                   2            43             5            24             7
     Residential real estate mortgage                 43            54           127            40            35
     Consumer                                        178           252           151           230           214
                                            ---------------------------------------------------------------------
          Total Recoveries                           346           509           399           421           457
                                            ---------------------------------------------------------------------
Net Chargeoffs                                     2,186         1,411         2,372         1,958           660
Addition resulting from acquisition                1,775         2,078             -             -             -
Provision for loan losses                            600         1,325         2,995         2,136         1,658
                                            ---------------------------------------------------------------------
Balance at December 31                          $ 11,698      $ 11,509       $ 9,517       $ 8,894       $ 8,716
                                            =====================================================================
Net Chargeoffs to average loans                    0.24%         0.18%         0.31%         0.25%         0.09%
Provision for loan losses to average loans         0.07%         0.17%         0.39%         0.27%         0.22%
Allowance to total loans at year end               1.26%         1.35%         1.29%         1.17%         1.10%
                                            =====================================================================

Allocation of the Allowance for Loan Losses

                                  2004                2003                 2002                 2001                 2000
                         -------------------  -------------------  -------------------  -------------------  -------------------
                                    Percent             Percent              Percent              Percent              Percent
                                    of loans            of loans             of loans             of loans             of loans
                                    to total            to total             to total             to total             to total
December 31               Amount     loans     Amount     loans     Amount     loans     Amount     loans      Amount    loans
-----------------------  -------------------  -------------------  -------------------  -------------------  -------------------
Real estate
  Residential             $ 1,123      38%     $ 1,230      37%     $ 2,097      41%     $ 2,159      43%     $ 1,076      47%
  Farm real estate            681       4          704       4          776       6          301       6          442       6
  Commercial                3,997      23        3,907      21        2,715      21        2,453      20        1,004      16
  Construction and
    development               648       4          658       4          647       5          858       7          909       6
-----------------------  -------------------  -------------------  -------------------  -------------------  -------------------
      Total real estate     6,449      69        6,499      66        6,235      73        5,771      75        3,431      75
-----------------------  -------------------  -------------------  -------------------  -------------------  -------------------
Commercial
  Agribusiness                464       3          491       3          388       3          368       3          965       3
  Other commercial          2,831      17        3,003      19        1,810      14        1,349      11        1,204      12
-----------------------  -------------------  -------------------  -------------------  -------------------  -------------------
      Total Commercial      3,295      20        3,494      22        2,198      17        1,717      14        2,169      15
-----------------------  -------------------  -------------------  -------------------  -------------------  -------------------
Consumer                    1,581      11        1,053      12          951      10          952      11        1,349      10
Unallocated                   373                  463                  133                  554                1,767
-----------------------  -------------------  -------------------  -------------------  -------------------  -------------------
      Total               $11,698     100%     $11,509     100%     $ 9,517     100%     $ 8,994     100%     $ 8,716     100%
-----------------------  -------------------  -------------------  -------------------  -------------------  -------------------

    Management maintains a list of loans warranting either the assignment of a specific reserve amount or other special administrative attention. This watch list, together with a listing of all classified loans, nonaccrual loans and delinquent loans, is reviewed monthly by the board of directors of each subsidiary. Additionally, the Company evaluates its consumer and residential real estate loan pools for probable losses incurred based on historical trends, adjusted by current delinquency and non-performing loan levels.

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

    The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based upon management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The Company's allowance for loan losses was $11,698, or 1.26% of total loans, at December 31, 2004 compared to $11,509, or 1.35% of total loans, at the end of 2003.

Securities
Securities offer flexibility in the Company's management of interest rate risk, and are the primary means by which the Company provides liquidity and responds to changing maturity characteristics of assets and liabilities. The Company's investment policy prohibits trading activities and does not allow investment in high-risk derivative products or junk bonds.

    As of December 31, 2004, 99.2% of the securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. A net unrealized gain of $175 was recorded to adjust the AFS portfolio to current market value at December 31, 2004 compared to a net unrealized gain of $2,185 at December 31, 2003. The remaining 0.8% of the investment portfolio is classified as "held to maturity" ("HTM") and is carried at book value. The majority of the Company's HTM portfolio consists of tax-exempt municipal bonds.

    For 2004 the tax equivalent yield of the investment securities portfolio was 3.87%, compared to 3.65% and 5.17% for 2003 and 2002, respectively. The average life of the Company's investment security portfolio was 3.59 years at December 31, 2004. During 2004 portfolio return increased as rising interest rates due to Federal Reserve tightening improved reinvestment yields and the selective selling of securities provided net gains. Management began the process of moving the portfolio from its defensive position to a more balanced position as higher rates allowed for reinvestment in longer maturity investments. At the beginning of 2005 the portfolio still retains protection against extension risk and will provide significant cash flow for reinvestment. Management anticipates a continued improvement in its investment portfolio return due primarily to rising interest rates and selectively purchasing longer maturity investments when the opportunities arise.

Sources of Funds
The Company relies primarily on customer deposits and securities sold under agreement to repurchase ("repurchase agreements"), along with shareholders' equity to fund earning assets. Federal Home Loan Bank ("FHLB") advances are used to provide additional funding. The Company also attempts to purchase local deposits through branch acquisitions.

    Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits were 89.6% and 91.1% of total average earning assets in 2004 and 2003, respectively. Total interest-bearing deposits averaged 89.1% and 90.0% of average total deposits during 2004 and 2003. Management is continuing efforts to increase the

MainSource Financial Group
Management's Discussion and Analysis
(Dollar amounts in thousands except per share data)

percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

    Repurchase agreements are high denomination investments utilized by public entities and commercial customers as an element of their cash management responsibilities. During 2004, repurchase agreements averaged $22,166.

    Another source of funding is the Federal Home Loan Bank (FHLB). The Company had FHLB advances of $90,981 outstanding at December 31, 2004. These advances have interest rates ranging from 2.36% to 6.58% (see note 10 to the consolidated financial statements for the maturity schedule of these advances). The Company averaged $69,861 in FHLB advances during 2004 compared to $56,721 during 2003.

     In June 2003 the Company borrowed $13,000 at a floating rate based on LIBOR. These funds were used in the cash acquisition of First Community. At year-end 2004, the balance on this note was $9,100 with an effective interest rate of 3.16%.

Average Deposits
------------------------------------------------------     --------------------------    --------------------------
                                         2004                           2003                          2002
------------------------------------------------------     --------------------------    --------------------------
                                Amount           Rate          Amount           Rate         Amount           Rate
------------------------------------------------------     --------------------------    --------------------------
Demand                       $  131,110                     $  111,480                    $   94,054
Interest Bearing Demand         301,611          0.54%         258,213          0.60%        236,802          1.06%
Savings                         250,274          0.73          218,414          0.69         206,882          1.18
Certificates of Deposit         521,112          2.48          526,304          2.94         478,643          3.67
---------------------------------------                    -----------                   -----------
       Totals                $1,204,107          1.36%      $1,114,411          1.67%     $1,016,381          2.22%
                             ==========                     ==========                    ==========

As of December 31, 2004, certificates of deposit and other time deposits of $100 or more mature as follows:

          3 months or less   4-6 months   6-12 months   over 12 months    Total
          ----------------   ----------   -----------   --------------    -----
Amount         $46,687         $14,365      $17,827        $38,482      $117,361
Percent            40%             12%          15%            33%

Capital Resources
The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital ("Tier 1") consists of common shareholders' equity adjusted for unrealized gains or losses on available for sale (AFS) securities plus limited amounts of Trust Preferred Securities less goodwill and intangible assets. Total capital consists of core capital, certain debt instruments and a portion of the allowance for loan losses. At December 31, 2004, Tier 1 capital to average assets was 7.0%. Total capital to risk-weighted assets was 11.8%. Both ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of each of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

     The Trust Preferred Securities (which are classified as subordinated debentures) qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of these securities cannot constitute more than 25% of the total Tier 1 capital of the Company. Consequently, the amount of Trust Preferred Securities in excess of the 25% limitation constitutes Tier 2 capital, or supplementary capital, of the Company.

    Common shareholders' equity is impacted by the Company's decision to categorize a portion of its securities portfolio as available for sale (AFS). Securities in this category are carried at fair value, and common shareholders' equity is adjusted to reflect unrealized gains and losses, net of taxes.

    The Company declared and paid common dividends of $.476 per share in 2004, $.435 in 2003 and $.397 in 2002. Book value per common share increased to $10.68 at December 31, 2004 compared to $9.47 at the end of 2003. The net adjustment for AFS securities increased book value per share by $.01 at December 31, 2004 and by $.11 at December 31, 2003. Depending on market conditions, the adjustment for AFS securities can cause significant fluctuations in equity.

    During 2004, the Company declared a three-for-two stock split and a five percent stock dividend for the fifth consecutive year. All financial information used throughout this report has been adjusted to reflect these transactions.

Liquidity
Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors and creditors. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, loans and securities maturing within one year and money market instruments. In addition, the Company holds approximately $355 million of AFS securities maturing after one year, which can be sold to meet liquidity needs.

    Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, supports liquidity, extends the contractual maturity of liabilities, and limits reliance on volatile short-term purchased funds. Short-term funding needs may arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits, which provide a sizable source of relatively stable low-cost funds. The Company defines core deposits as all deposits except certificates of deposits greater than $100. Average core deposits funded approximately 79.3% of total earning assets during 2004 and approximately 81.2% in 2003.

    Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment. The Company has not received any directives from regulatory authorities that would materially affect liquidity, capital resources or operations.

Contractual Obligations as of December 31, 2004

                                         Less than     1 - 3        3 - 5      More than
                             Total        1 Year       Years        Years       5 Years
                            --------     --------     --------     --------     --------
Notes Payable               $  9,100     $  2,600     $  5,200     $  1,300     $     --
FHLB Advances                 90,981       49,115       15,630           --       26,236
Subordinated Debentures       29,898           --           --           --       29,898
Time Deposits                465,832      286,671      130,977       45,681        2,503
                            --------     --------     --------     --------     --------
     Total                  $595,811     $338,386     $151,807     $ 46,981     $ 58,637
                            ========     ========     ========     ========     ========

MainSource Financial Group
Management's Discussion and Analysis
(Dollar amounts in thousands except per share data)

Interest Rate Sensitivity
At year-end 2004, the Company held approximately $623,000 in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest rate sensitive in one year or less time horizons. The Company's interest rate sensitivity analysis for the year ended December 31, 2004 appears in the table below. A significant assumption that creates the large negative gap in the 0 to 3 month category is that all interest-bearing demand and savings accounts are subject to immediate repricing. While it is true that, contractually, those accounts are subject to immediate repricing, the rates paid on those accounts are generally not tied to specific indices and are influenced by market conditions and other factors. Accordingly, a general movement in interest rates, either up or down, may not have any immediate effect on the rates paid on these deposit accounts. The foregoing table illustrates only one source of information about sensitivity to interest rate movements. Our asset and liability management process also uses simulations that take into account the time that various assets and liabilities may reprice and the degree to which various categories of such assets and liabilities will respond to general interest rate movements. Interest rate risk can only be represented by a measurement of the effects of changing interest rates given the capacity for and magnitude of change on specific assets and liabilities.

Rate Sensitivity Analysis at December 31, 2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Over 5
                                                                                                          Years or
                                               3 Months        1 Year        2 Years        5 Years      Insensitive       Total
-----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets
Loans                                        $   278,070    $   207,071    $   151,592    $   198,734    $    94,362    $   929,829
Securities                                        30,605         93,888         74,658        127,199        102,336        428,686
Federal funds sold and money market fund           4,662             --             --             --             --          4,662
Interest-bearing deposits in banks                   304             --             --             --             --            304
Restricted stock                                   7,902             --             --             --             --          7,902
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest-earning assets                    321,543        300,959        226,250        325,933        196,698      1,371,383
-----------------------------------------------------------------------------------------------------------------------------------
Other assets                                          --             --             --             --        189,694        189,694
Allowance for loan losses                             --             --             --             --        (11,698)       (11,698)
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                 $   321,543    $   300,959    $   226,250    $   325,933    $   374,694    $ 1,549,379
===================================================================================================================================

Interest-bearing liabilities
Interest-bearing demand                      $   310,306             --             --             --             --    $   310,306
Savings                                          304,230             --             --             --             --        304,230
Certificates of deposit                          126,459        159,768         83,578         85,823         10,204        465,832
Short term borrowings                             57,175             --             --             --             --         57,175
Notes payable                                      9,100             --             --             --             --          9,100
Federal Home Loan Bank advances                   35,032         14,215             --         15,498         26,236         90,981
Subordinated debentures                           29,898             --             --             --             --         29,898
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest-bearing liabilities               872,200        173,983         83,578        101,321         36,440      1,267,522
-----------------------------------------------------------------------------------------------------------------------------------
Demand deposits                                       --             --             --             --        145,999        145,999
Other liabilities                                     --             --             --             --         12,538         12,538
Stockholders equity                                   --             --             --             --        123,320        123,320
-----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and stockholders' equity   $   872,200    $   173,983    $    83,578    $   101,321    $   318,297    $ 1,549,379
-----------------------------------------------------------------------------------------------------------------------------------
Rate sensitivity gap
  (assets less liabilities)                    ($550,657)   $   126,976    $   142,672    $   224,612
-----------------------------------------------------------------------------------------------------------------------------------
Rate sensitivity gap(cumulative)                (550,657)      (423,681)      (281,009)       (56,397)
-----------------------------------------------------------------------------------------------------------------------------------

Percent of total assets (cumulative)              -35.54%        -27.35%        -18.14%         -3.64%
Rate sensitive assets/liabilities
  (cumulative)                                     36.87%         59.50%         75.13%         95.42%
-----------------------------------------------------------------------------------------------------------------------------------

    Management believes that the Company has taken steps to position itself to react to changes occurring in the current interest rate environment. With an economic expansion underway, short term rates began rising in the middle of 2004 and both trends are expected to continue in 2005. Management believes this would result in a higher level of loan growth than the Company realized in 2003 and 2004. The Company continues to monitor the repricing characteristics of its balance sheet so as to maintain an acceptable net interest margin during interest rate fluctuations. Assuming a stable to moderately higher interest rate environment, the Company does not foresee its earnings materially impacted for 2005.

    Asset/liability management strategies are developed by the Company to manage market risk. Market risk is the risk of loss in financial instruments including investments, loans, deposits and borrowings arising from adverse changes in prices/rates. Interest rate risk is the Company's primary market risk exposure and represents the sensitivity of earnings to changes in market interest rates.

    The following table provides information about the Company's significant financial instruments at December 31, 2004 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by maturity dates. The table presents only a static measurement of asset and liability volumes based on maturity, cash flow estimates and interest rates. It does not reflect the differences in the timing and degree of repricing of assets and liabilities due to interest rate changes.

Principal Cash Flows

                                                                                      There             Fair
December 31                            2005      2006      2007     2008     2009     after   Total     Value
                                 --------------------------------------------------------------------------------
(Dollars in Thousands)

Assets
   Investment securities
      Fixed rate                      $70,061  $52,865  $102,258  $60,363  $62,154  $73,624  $421,325  $421,477
         Average interest rate          3.20%    3.23%     3.77%    3.90%    4.50%    5.98%     4.12%
      Variable rate                      $423     $161    $1,110   $1,956        -   $3,711    $7,361    $7,380
         Average interest rate          3.60%    2.76%     4.23%    4.27%        -    3.33%     3.72%

   Loans
      Fixed rate                      $37,269  $19,570   $29,992  $39,957  $39,262  $87,036  $253,086  $248,962
         Average interest rate          5.87%    7.66%     6.81%    6.01%    5.96%    6.58%     6.40%
      Variable rate                   $91,836  $10,602    $8,654   $6,519  $15,676 $543,456  $676,743  $664,904
         Average interest rate          5.88%    4.99%     5.47%    5.83%    7.00%    6.03%     6.01%

Liabilities

   Deposits
      NOW, money market and
         savings deposits
      Variable rate                  $614,536        -         -        -        -        -  $614,536  $611,061
         Average interest rate          1.03%        -         -        -        -        -     1.03%

   Certificates of deposit
      Fixed rate                     $264,917  $79,032   $46,116  $33,387  $12,659   $2,290  $438,401  $437,562
         Average interest rate          2.31%    2.71%     3.53%    3.73%    3.87%    4.54%     2.67%
      Variable rate                   $21,209   $5,228      $593     $196     $202       $3   $27,431   $27,431
         Average interest rate          2.36%    2.38%     2.87%    3.57%    3.47%    3.64%     2.39%

   Borrowings
      Variable rate                   $57,175        -         -        -        -        -   $57,175   $57,175
         Average interest rate          1.77%        -         -        -        -        -     1.77%

   FHLB advances
      Variable rate                   $35,000        -         -        -        -        -   $35,000   $35,000
         Average interest rate          1.95%        -         -        -        -        -     1.95%
      Fixed rate                      $14,115     $132   $15,498        -        -  $26,236   $55,981   $57,837
         Average interest rate          5.39%    6.20%     4.88%        -        -    4.06%     4.63%


   Long-term debt
      Variable rate                    $2,600   $2,600    $2,600   $1,300        -        -    $9,100    $9,100
         Average interest rate          3.16%    3.16%     3.16%    3.16%        -        -     3.16%

   Subordinated debentures
      Variable rate                         -        -         -        -        -  $29,898   $29,898   $29,898
         Average interest rate              -        -         -        -        -    5.61%     5.61%

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

Critical Accounting Policies
The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. These policies require estimates and assumptions. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. In management's opinion, some of these areas have a more significant impact than others on the Company's financial reporting. These areas currently include accounting for the allowance for loan losses and goodwill.

    Allowance for Loan Losses -- The level of the allowance for loan losses is based upon management's evaluation of the loan and lease portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The level of allowance maintained is believed by management to be adequate to cover losses inherent in the portfolio. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.

    Goodwill -- Statement of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" were issued in June of 2001 and were effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill and intangible assets deemed to have indefinite lives, if any, will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. The Company has selected June 30 as its date for annual impairment testing.

New Accounting Matters
See Note 1 to the Consolidated Financial Statements regarding the adoption of new accounting standards in 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The information required in this section is incorporated herein by reference to the information provided in the "Interest Rate Sensitivity" section of Item 7.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

 [LOGO OF CROWE CHIZEK AND COMPANY]

          Crowe Chizek and Company LLC
          Member Horwath International




Report of Independent Registered Public Accounting Firm on Financial Statements


Shareholders and Board of Directors
MainSource Financial Group
Greensburg, Indiana


We have audited the accompanying consolidated balance sheets of MainSource Financial Group (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.



                                                /s/ Crowe Chizek and Company LLC


Indianapolis, Indiana
February 11, 2005, except for Note 2
   with respect to the pending acquisition, as to which the date is March 8, 2005

                           MAINSOURCE FINANCIAL GROUP
                           CONSOLIDATED BALANCE SHEETS
               (Dollar amounts in thousands except per share data)

                                                                    December 31,    December 31,
                                                                        2004            2003
                                                                    -----------     -----------
Assets
  Cash and due from banks                                           $    71,607     $    50,564
  Money market and federal funds sold                                     4,662           6,290
                                                                    -----------     -----------
        Cash and cash equivalents                                        76,269          56,854
  Interest bearing time deposits                                            304             201
  Investment securities
    Available for sale                                                  425,443         422,111
    Held to maturity (fair value of $3,414 and $3,683)                    3,243           3,431
                                                                    -----------     -----------
            Total investment securities                                 428,686         425,542
  Loans held for sale                                                       824           1,965
  Loans, net of allowance for loan losses of $11,698 and $11,509        917,307         843,962
  Restricted stock, at cost                                               7,902           6,639
  Premises and equipment, net                                            25,766          22,886
  Goodwill                                                               40,642          36,047
  Purchased intangible assets                                             6,429           5,347
  Cash surrender value of life insurance                                 24,776          22,203
  Interest receivable and other assets                                   20,474          21,083
                                                                    -----------     -----------
            Total assets                                            $ 1,549,379     $ 1,442,729
                                                                    ===========     ===========

Liabilities
  Deposits
    Noninterest bearing                                             $   145,999     $   127,100
    Interest bearing                                                  1,080,368       1,064,210
                                                                    -----------     -----------
            Total deposits                                            1,226,367       1,191,310
  Short-term borrowings                                                  57,175          27,508
  Federal Home Loan Bank (FHLB) advances                                 90,981          62,751
  Subordinated debentures                                                29,898          29,898
  Notes payable                                                           9,100          12,500
  Other liabilities                                                      12,538          13,338
                                                                    -----------     -----------
           Total liabilities                                          1,426,059       1,337,305
                                                                    -----------     -----------

Commitments and contingencies (Note 16)

Shareholders' equity
    Preferred stock, no par value
      Authorized shares - 400,000
      Issued and outstanding shares - none                                   --              --
  Common stock $.50 stated value:
      Authorized shares - 25,000,000
      Issued shares - 11,196,357 and 6,824,405
      Outstanding shares - 10,985,121 and 6,729,256                       5,600           3,413
  Common stock to be distributed, 559,818 and 341,220 shares                280             170
  Treasury stock - 211,236 and 95,149 shares, at cost                    (3,479)         (2,190)
  Additional paid-in capital                                             73,451          53,478
  Retained earnings                                                      47,371          49,338
  Accumulated other comprehensive income                                     97           1,215
                                                                    -----------     -----------
           Total shareholders' equity                                   123,320         105,424
                                                                    -----------     -----------
           Total liabilities and shareholders' equity               $ 1,549,379     $ 1,442,729
                                                                    ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           MAINSOURCE FINANCIAL GROUP
                        CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share data)   2004       2003       2002
                                                    -------    -------    -------
Interest income
  Loans, including fees                             $56,580    $53,754    $56,543
  Investment securities
     Taxable                                         12,094     11,480     12,970
     Tax exempt                                       3,049      2,172      2,058
   Federal funds sold and money market funds             76        192        727
   Deposits with financial institutions                  42          7          5
                                                    -------    -------    -------
    Total interest income                            71,841     67,605     72,303
                                                    -------    -------    -------
Interest expense
  Deposits                                           16,366     18,628     22,610
  Short-term borrowings                                 580        172        372
  Subordinated debentures                             1,677      1,638      2,035
  Other borrowings                                    3,216      2,935      2,236
                                                    -------    -------    -------
    Total interest expense                           21,839     23,373     27,253
                                                    -------    -------    -------
Net interest income                                  50,002     44,232     45,050
  Provision for loan losses                             600      1,325      2,995
                                                    -------    -------    -------
Net interest income after
  provision for loan losses                          49,402     42,907     42,055
Non-interest income
  Insurance commissions                               2,643      2,400      2,156
  Mortgage banking                                    3,198      5,671      4,757
  Trust and investment product fees                     911        678        605
  Service charges on deposit accounts                 6,912      5,092      4,011
  Net realized gains on securities                      991      1,300        319
  Gain on cash surrender value of life insurance      1,016        626        208
  Interchange income                                  1,996      1,796      1,160
  Other income                                        1,877      1,880      1,163
                                                    -------    -------    -------
    Total non-interest income                        19,544     19,443     14,379
                                                    -------    -------    -------
Non-interest expense
  Salaries and employee benefits                     25,411     22,421     20,381
  Net occupancy expenses                              3,165      2,753      2,414
  Equipment expenses                                  3,949      3,488      2,873
  Intangibles amortization                            1,059        909        828
  Telecommunications                                  1,581      1,287      1,038
  Stationery printing and supplies                      988        916        973
  Other expenses                                      9,727      8,674      7,103
                                                    -------    -------    -------
    Total non-interest expense                       45,880     40,448     35,610
                                                    -------    -------    -------
Income before income tax                             23,066     21,902     20,824
  Income tax expense                                  6,273      6,597      6,813
                                                    -------    -------    -------
Net income                                          $16,793    $15,305    $14,011
                                                    =======    =======    =======

Net income per share (basic and diluted)            $  1.48    $  1.37    $  1.24

The accompanying notes are an integral part of these consolidated financial statements.

                           MAINSOURCE FINANCIAL GROUP
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              (Dollar Amounts in Thousands Except Per Share Data)

                                                                                               Accumulated
                                                                       Additional                 Other
                                                     Common Stock       Paid-in     Retained  Comprehensive           Comprehensive
                                          Shares Outstanding   Amount   Capital     Earnings      Income       Total      Income
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2002                        6,500,084     $ 3,251   $ 35,385    $ 47,806     $ 1,430     $ 87,872
  Net income                                                                          14,011                   14,011     $14,011
     Unrealized gains on securities net of
      reclassification adjustment                                                                  3,067        3,067       3,067
                                                                                                                          -------
             Total  comprehensive income                                                                                  $17,078
                                                                                                                          =======
Cash dividends ($ .397 per share)                                                     (4,485)                  (4,485)
Stock dividend and fractional shares              325,004         163      7,640      (7,803)                      --
Purchase of treasury stock                        (30,211)       (694)                                           (694)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                      6,794,877       2,720     43,025      49,529       4,497       99,771
=====================================================================================================================
  Net income                                                                          15,305                   15,305     $15,305
     Unrealized loss on cash flow hedge, net                                                        (117)        (117)       (117)
     Unrealized loss on securities net of
      reclassification adjustment                                                                 (3,165)      (3,165)     (3,165)
                                                                                                                          -------
             Total  comprehensive income                                                                                  $12,023
                                                                                                                          =======
Cash dividends ($ .435 per share)                                                     (4,857)                  (4,857)
Stock dividend and fractional shares              340,537         170     10,453     (10,639)                     (16)
Purchase of treasury stock                        (64,938)     (1,497)                                         (1,497)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                      7,070,476       1,393   $ 53,478    $ 49,338     $ 1,215    $ 105,424
=====================================================================================================================
  Net income                                                                          16,793                   16,793     $16,793
     Unrealized gain on cash flow hedge, net                                                         148          148         148
     Unrealized loss on securities net of
      reclassification adjustment                                                                 (1,266)      (1,266)     (1,266)
                                                                                                                          -------
             Total  comprehensive income                                                                                  $15,675
                                                                                                                          =======
Cash dividends ($ .476 per share)                                                     (5,391)                  (5,391)
Stock split/dividend and fractional shares      4,141,326       2,071     11,268     (13,369)                     (30)
Issuance of common stock in acquisition           449,224         225      8,701                                8,926
Exercise of stock options                           1,575          24          4                                   28
Purchase of treasury stock                       (117,662)     (1,312)                                         (1,312)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                     11,544,939     $ 2,401   $ 73,451    $ 47,371        $ 97    $ 123,320
=====================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                           MAINSOURCE FINANCIAL GROUP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)

                                                                          2004          2003          2002
                                                                       ---------     ---------     ---------
Operating Activities
  Net income                                                           $  16,793     $  15,305     $  14,011
  Adjustments to reconcile net income to net cash
   provided by operating activities:
        Provision for loan losses                                            600         1,325         2,995
        Depreciation and amortization                                      2,962         2,629         2,246
        Amortization of mortgage servicing rights                            956         1,863           649
        Securities amortization, net                                       2,469         4,093         1,623
        Amortization of core deposit intangibles                           1,059           909           828
        Increase in cash surrender value of life insurance policies         (930)         (571)         (208)
        Investment securities gains                                         (991)       (1,300)         (319)
        Change in loans held for sale                                      1,141        12,062         7,541
        Change in other assets and liabilities                             2,904         3,526          (496)
                                                                       ---------     ---------     ---------
             Net cash provided by operating activities                    26,963        39,841        28,870

Investing Activities
   Net change in short-term investments                                      197          (201)          599
   Proceeds from maturities and payments
     on securities held to maturity                                           --         1,288         3,532
   Purchases of securities available for sale                           (166,864)     (379,327)     (227,229)
   Proceeds from maturities and payments
     on securities available for sale                                    110,650       182,311       121,805
   Proceeds from sales of securities available for sale                   69,347       117,382        30,586
   Purchases of restricted stock                                            (455)           --          (581)
   Loan originations and payments, net                                     4,435         4,197        36,646
   Purchases of premises and equipment                                    (2,468)       (1,960)       (3,408)
   Cash received from branch acquisitions, net                                --        12,203        37,054
   Cash paid for bank acquisition, net                                      (342)      (12,836)           --
   Purchase of life insurance policies                                        --       (15,000)           --
                                                                       ---------     ---------     ---------
            Net cash provided (used) by investing activities              14,500       (91,943)         (996)

Financing Activities
   Net change in deposits                                                (64,660)       21,869       (44,475)
   Net change in short-term borrowings                                    29,343         7,229         4,051
   Repayment of notes payable                                             (4,100)       (2,900)       (1,662)
   Proceeds from issuance of notes payable                                    --        13,000            --
   Proceeds from FHLB advances                                           123,500            --        40,000
   Repayment of FHLB advances                                            (99,426)       (1,262)      (10,111)
   Redemption of trust preferred securities                                   --       (22,425)           --
   Proceeds from issuance of trust preferred securities                       --        21,898         8,000
   Purchase of treasury shares                                            (1,312)       (1,497)         (694)
   Cash dividends and fractional stock dividends                          (5,421)       (4,873)       (4,485)
   Proceeds from exercise of stock options                                    28            --            --
                                                                       ---------     ---------     ---------
             Net cash provided (used) by financing activities            (22,048)       31,039        (9,376)
                                                                       ---------     ---------     ---------
Net change in cash and cash equivalents                                   19,415       (21,063)       18,498
Cash and cash equivalents, beginning of year                              56,854        77,917        59,419
                                                                       ---------     ---------     ---------
Cash and cash equivalents, end of year                                 $  76,269     $  56,854     $  77,917
                                                                       =========     =========     =========

Supplemental Information
   Interest paid                                                       $  22,640     $  23,683     $  27,835
   Income taxes paid                                                       3,487         4,150         6,793
   Loan balances transferred to foreclosed real estate                     2,741         1,896         3,658

See Note 2 regarding non-cash transaction included in acquisitions. The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation: The consolidated financial statements include MainSource Financial Group, Inc. and its wholly owned subsidiaries, together referred to as "the Company". Intercompany transactions and balances are eliminated in consolidation.

The Company's wholly owned subsidiaries include MainSource Bank, Regional Bank ("Regional"), MainSource Bank of Illinois (formerly known as Capstone Bank), Peoples Trust Company ("Peoples"), and IUB Reinsurance Company, Ltd. MainSource Insurance, Inc. is a wholly owned subsidiary of MainSource Bank. In October 2004, the Company merged its wholly-owned subsidiary of First Community Bank and Trust into MainSource Bank.

The Company provides financial services through its offices in Indiana, Illinois, and Kentucky. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and actual results could differ. The allowance for loan losses, loan servicing rights, and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash and due from banks, interest bearing deposits with other financial institutions with maturities under 90 days, money market funds and federal funds sold. Net cash flows are reported for loan and deposit transactions, federal funds purchased and repurchase agreements.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Restricted stock, such as Federal Home Loan Bank stock, is carried at cost.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method, which considers prepayments on mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers
(1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale: Loans originated and intended for sale in the secondary market are carried at the lower of cost or market in the aggregate. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the cost allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan originations fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. Loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Payments received on such loans subsequent to being placed on non-accrual are applied to the principal balance of the loans. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers pools of other loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential real estate, consumer, and credit card loans, and are not separately identified for impairment disclosure. Other loans are evaluated individually for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired net of estimated selling costs, establishing a new cost basis. If fair value declines after acquisition, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

Company Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Servicing Assets: Servicing assets represent the allocated value of retained servicing rights on loans sold. Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to product type and interest rates. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement or option to repurchase them before their maturity.

Goodwill and Other Intangible Assets: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Other intangible assets consist of core deposit intangibles arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, generally ten years.

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance. Repurchase agreements are included in short-term borrowings on the consolidated balance sheets.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Derivatives: All derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur.

Mortgage Banking Income: Mortgage banking income consists of gains on loan sales, mortgage servicing rights, and loan servicing fee income, net of amortization of mortgage servicing rights.

Stock Compensation: Compensation expense for stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation".

                                                     2004          2003          2002
                                                  ----------    ----------    ----------
Net income as reported                            $   16,793    $   15,305    $   14,011
Deduct: Stock-based compensation expense, net,
     determined under fair value based method             92            29            --
                                                  ----------    ----------    ----------
Pro forma net income                              $   16,701    $   15,276    $   14,011
                                                  ==========    ==========    ==========

Basic earnings per share as reported              $     1.48    $     1.37    $     1.24
Pro forma basic earnings per share                $     1.47    $     1.37    $     1.24

Diluted earnings per share as reported            $     1.48    $     1.37    $     1.24
Pro forma diluted earnings per share              $     1.47    $     1.37    $     1.24

The pro forma effects are computed using option pricing models, with the following weighted-average assumptions for 2004 as of grant date: risk-free interest rate 3.48%, expected option life 6.69 years, expected stock price volatility 20.34% and dividend yield 2.75%. For 2003, the following weighted-average assumptions were used as of the grant date: risk-free interest rate 2.80%, expected option life 6.54 years, expected stock price volatility 18.60% and dividend yield 2.90%. No stock options were granted in 2002.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and unrealized gains and losses on cash flow hedges, which are also recognized as a separate component of equity.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are now any such matters that will have a material effect on the financial statements.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the banks to the holding company or by the holding company to shareholders. These restrictions pose no practical limit on the ability of the banks or holding company to pay dividends at historical levels.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments: While the Company's chief decision-makers monitor the revenue streams of the various Company products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Effect of Recently Issued Accounting Standards Not Yet Adopted: At December 31, 2004, recently issued but not yet adopted accounting standards were Financial Accounting Standard (FAS) 123 Revised and Statement of Position (SOP) 03-3.

FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $81 during 2005, $81 in 2006, $66 in 2007, and $9 in 2008. There will be no significant effect on financial position as total equity will not change.

SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made. This SOP is effective for fiscal years beginning after December 31, 2004.

The effect of these other new standards on the Company's financial position and results of operations is not expected to be material upon and after adoption.

Note 2 - Business Combinations

In June 2004, the Company acquired 100% of the outstanding shares of Peoples Financial Corp., parent of Peoples Trust Company. Operating results of this acquisition are included in the consolidated financial statements since the date of the acquisition. As a result of this acquisition, the Company expects to further solidify its market share in the southwest Indiana market, expand its customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale.

The aggregate purchase price was $13.6 million in stock and cash. The purchase price resulted in approximately $4.6 million in goodwill, and $2.1 million in core deposit intangible. The core deposit intangible asset is being amortized over 10 years, using an accelerated method. Goodwill will not be amortized but will instead be evaluated periodically for impairment.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

     Cash                                     $   4,320
     Securities available for sale               19,497
     Loans, net                                  81,371
     Goodwill                                     4,595
     Core deposit intangible                      2,141
     Other assets                                 7,290
                                              ---------
         Total assets acquired                  119,214
     Deposits                                   (99,717)
     Borrowings                                  (5,180)
     Other liabilities                             (729)
                                              ---------
         Total liabilities assumed             (105,626)
                                              ---------
                  Net assets acquired         $  13,588

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2004 and 2003. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits and borrowings acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

                                              2004            2003
                                             ------          ------
Net interest income                         $52,219         $48,810
Net income                                   16,580          15,674
Earnings per share (basic and diluted)         1.43            1.35

Pending Acquisition: In March 2005, the Company executed a definitive agreement to acquire The Madison Bank & Trust Company ("Madison"). Madison, which has approximately $180 million in assets, operates a total of five offices with four in Jefferson County, Indiana and one in Ohio County, Indiana. The transaction, which is subject to regulatory approval, is expected to close in the third quarter of 2005.

Note 3 - Restriction on Cash and Due From Banks

The Banks are required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank which do not earn interest. The reserves required at December 31, 2004 and 2003 were $18,614 and $14,588, respectively. The Company also had compensating balances of $6,229 and $2,995 at December 31, 2004 and 2003 respectively.

NOTE 4 - Investment Securities

The fair value of securities available for sale and related unrealized gross gains/losses recognized in accumulated other comprehensive income (loss) at year end were as follows:

---------------------------------------------------------------------------
                                                   Gross        Gross
                                      Fair       Unrealized   Unrealized
2004                                  Value        Gains        Losses
---------------------------------------------------------------------------
Available for Sale
   Federal agencies                  $56,557         $152        ($388)
   State and municipal                88,338        1,546         (583)
   Mortgage-backed                   262,690        1,005       (1,924)
   Equity and other                   17,858          427          (60)
---------------------------------------------------------------------------
     Total available for sale       $425,443       $3,130      ($2,955)

---------------------------------------------------------------------------
2003
---------------------------------------------------------------------------
Available for Sale
   Federal agencies                  $92,867       $1,409         ($36)
   State and municipal                61,324        1,899         (152)
   Mortgage-backed                   255,541        1,297       (1,710)
   Equity and other                   12,379          103         (625)
---------------------------------------------------------------------------
     Total available for sale       $422,111       $4,708      ($2,523)
---------------------------------------------------------------------------

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity at year end were as follows:

                                              Gross         Gross
                                Carrying   Unrecognized  Unrecognized    Fair
2004                             Amount       Gains         Losses       Value
-------------------------------------------------------------------------------
 Held to Maturity
   State and municipal           $2,439          $74         $  --       $2,513
   Other                            804           97            --          901
-------------------------------------------------------------------------------
     Total held to maturity      $3,243         $171          $ --       $3,414
-------------------------------------------------------------------------------

2003
-------------------------------------------------------------------------------
 Held to Maturity
   State and municipal           $2,682         $122         $  --       $2,804
   Other                            749          130            --          879
-------------------------------------------------------------------------------
     Total held to maturity      $3,431         $252          $ --       $3,683
-------------------------------------------------------------------------------

Contractual maturities of securities at December 31, 2004 were as follows. Securities not due at a single maturity at year end are shown separately.

                                                            Available
                                     Held to Maturity       for Sale
                                 -------------------------------------
                                   Carrying        Fair       Fair
                                    Amount        Value       Value
                                 -------------------------------------
Within one year                     $  137       $  138     $ 12,870
Two through five years               1,788        1,919       72,435
Six through ten years                1,318        1,357       27,835
After ten years                         --            -       31,755
Mortgage-backed                         --            -      262,690
Equity and other                        --            -       17,858
                                    ------       ------     --------
       Total investment securities  $3,243       $3,414     $425,443


Gross proceeds from sales of securities available for sale during 2004, 2003 and 2002 were $69,347, $117,382, and $30,586. Gross gains of $1,020, $1,443, and
$384 and gross losses of $29, $143, and $65 were realized on those sales in 2004, 2003 and 2002, respectively.

Securities with a carrying value of $110,175 and $50,560 were pledged at December 31, 2004 and 2003 to secure certain deposits, repurchase agreements and for other purposes as permitted or required by law.

Below is a summary of securities with unrealized losses as of year-end 2004 and 2003 presented by length of time the securities have been in a continuous unrealized loss position.

2004                                 Less than 12 months            12 months or longer                   Total
                                 ----------------------------    --------------------------     ---------------------------
                                                   Unrealized                    Unrealized                      Unrealized
Description of securities        Fair Value          Losses      Fair Value        Losses       Fair Value         Losses
-----------------------------    ----------        ----------    ----------      ----------     ----------       ----------
Federal agencies                  $  33,536           ($388)       $     --       $     --       $  33,536           ($388)
State and municipal                  32,139            (509)          2,713            (74)         34,852            (583)
Mortgage-backed securities          138,958            (879)         56,602         (1,045)        195,560          (1,924)
Equity and other securities              --               -           3,000            (60)          3,000             (60)
                                  ---------         -------        --------       --------       ---------         -------
Total temporarily impaired        $ 204,633         ($1,776)       $ 62,315       $ (1,179)      $ 266,948         ($2,955)

2003                                 Less than 12 months            12 months or longer                   Total
                                 ----------------------------    --------------------------     ---------------------------
                                                   Unrealized                    Unrealized                      Unrealized
Description of securities        Fair Value          Losses      Fair Value        Losses       Fair Value        Losses
-----------------------------    ----------        ----------    ----------      ----------     ----------       ----------
Federal agencies                  $  32,512            ($36)       $     --       $     --       $  32,512            ($36)
State and municipal                   8,061            (152)              -             --           8,061            (152)
Mortgage-backed securities          144,882          (1,710)              -             --         144,882          (1,710)
Equity and other securities              --               -           5,594           (625)          5,594            (625)
                                  ---------         -------        --------       --------       ---------         -------
Total temporarily impaired        $ 185,455         ($1,898)       $  5,594       $   (625)      $ 191,049         ($2,523)

Unrealized losses on state and municipal bonds have not been recognized into income because management has the intent and ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value. The fair value of debt securities is expected to recover as the bonds approach their maturity date.

Unrealized losses on mortgage-backed securities have not been recognized into income as the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the bonds approach their maturity date and/or market rates change.

Unrealized losses on equity and other securities have not been recognized into income because the issuers bonds are of high credit quality (rated AA or higher), management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date or as interest rates change.

Note 5 - Loans and Allowance

Loans at year end were as follows:
------------------------------------------------------------------------------
December 31                                            2004             2003
------------------------------------------------------------------------------

Commercial and industrial loans                     $ 154,717        $ 158,271
Agricultural production financing                      22,647           25,897
Farm real estate                                       38,281           37,107
Commercial real estate                                133,360          101,022
Hotel                                                  80,234           83,997
Residential real estate                               353,515          315,848
Construction and development                           37,821           33,605
Consumer                                              108,430           99,724
                                                   ---------------------------
           Total loans                                929,005          855,471
                                                   ---------------------------
Allowance for loan lossess                            (11,698)         (11,509)
------------------------------------------------------------------------------
           Net loans                                $ 917,307        $ 843,962
==============================================================================


Activity in the allowance for loan losses was as follows:
-------------------------------------------------------------------------------
December 31                                     2004         2003        2002
-------------------------------------------------------------------------------

Allowance for loan losses
     Balances, January 1                     $ 11,509      $  9,517    $  8,894
     Addition resulting from acquisition        1,775         2,078          --
     Provision for losses                         600         1,325       2,995
     Recoveries on loans                          346           509         399
     Loans charged off                         (2,532)       (1,920)     (2,771)
-------------------------------------------------------------------------------
     Balances, December 31                   $ 11,698      $ 11,509    $  9,517
===============================================================================

Impaired loans were as follows:
--------------------------------------------------------------------------------
December 31                                           2004       2003      2002
--------------------------------------------------------------------------------

Impaired loans with an allowance allocated          $ 8,908    $ 6,954   $ 2,267
Impaired loans with no allocated allowances              --         --        --
--------------------------------------------------------------------------------
          Total impaired loans                      $ 8,908    $ 6,954   $ 2,267
================================================================================
Allowance allocated for impaired loans              $ 1,578    $ 1,086     $ 269
                                                   =============================
Average balance of impaired loans during the year   $ 6,758    $ 4,997   $ 2,866
Interest income recognized on impaired loans             --         --        --
Cash basis interest included above                       --         --        --

Nonperforming loans were as follows:
-----------------------------------------------------------------------------
December 31                                            2004             2003
-----------------------------------------------------------------------------
Loans past due 90 days or more still on accrual     $    431         $    196
Nonaccrual loans                                      13,611           14,626
                                                  ---------------------------
Total nonperforming loans                           $ 14,042         $ 14,822
                                                  ---------------------------

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Note 6 - Premises and Equipment

-----------------------------------------------------------------
December 31                                 2004            2003
-----------------------------------------------------------------

Land                                     $  4,604        $  3,731
Buildings                                  24,086          21,556
Furniture and equipment                    23,860          21,451
-----------------------------------------------------------------
              Total cost                   52,550          46,738
Accumulated depreciation                  (26,784)        (23,852)
-----------------------------------------------------------------
              Net                        $ 25,766        $ 22,886
=================================================================

Depreciation expense was $2,962, $2,629, and $2,246 in 2004, 2003 and 2002.

Note 7 - Goodwill and Intangible Assets

Goodwill

The change in carrying amount of goodwill is as follows:

--------------------------------------------------------------------------
                                                  2004             2003
--------------------------------------------------------------------------
Beginning of year                                $36,047          $20,708
Goodwill from acquisition during the year          4,595           15,339
--------------------------------------------------------------------------
End of year                                      $40,642          $36,047
==========================================================================

Acquired Intangible Assets
                                               ---------------------------
                                                  2004              2003
                                               ---------------------------
Core deposit intangibles                         $11,945           $9,804
Accumulated amortization                          (5,516)          (4,457)
                                               ---------------------------
Core deposit intangibles, net                    $ 6,429           $5,347
                                               ---------------------------

Aggregate amortization expense was $1,059, $909, and $828 for 2004, 2003, and 2002.

Estimated amortization expense for each of the next five years follows:
                   2005                       $ 1,161
                   2006                         1,144
                   2007                         1,125
                   2008                         1,007
                   2009                           498

Note 8 - Deposits

Deposits at year end were as follows:
------------------------------------------------------------------------------
December 31                                                2004         2003
------------------------------------------------------------------------------

Non-interest bearing                                   $ 145,999    $  127,100
Interest bearing demand                                   310,306      311,333
Savings deposits                                          304,230      224,318
Certificates and other time deposits of $100 or more      117,361      141,327
Other certificates and time deposits                      348,471      387,232
------------------------------------------------------------------------------
             Total deposits                            $1,226,367   $1,191,310
==============================================================================

Certificates and other time deposits mature as follows:
         2005                                          $  286,671
         2006                                              84,267
         2007                                              46,710
         2008                                              33,581
         2009                                              12,100
         Thereafter                                         2,503
=================================================================
                    Total                              $  465,832
=================================================================

Note 9 - Short Term Borrowings

-----------------------------------------------------------------------------
December 31                                               2004          2003
-----------------------------------------------------------------------------
Short term borrowings consisted of the following
  at year-end:
Federal funds purchased                                $ 26,900      $  7,460
Line of credit                                            3,000            --
Securities sold under repurchase agreements              27,275        20,048
                                                       ----------------------
Total short-term borrowings                            $ 57,175      $ 27,508
                                                       ----------------------

Securities sold under repurchase agreements ("agreements") consist of obligations secured by U.S. Treasury and Federal agency securities, and a safekeeping agent holds such collateral. The maximum amount of outstanding repurchase agreements at any month-end during 2004 and 2003 totaled $28,782 and $20,048. The daily average of such agreements during 2004 and 2003 totaled $22,166 and $16,680. The weighted average rate was 1.34% and 0.71% at December 31, 2004 and 2003, while the weighted average rate during 2004 and 2003 was approximately 0.96% and 0.88%, respectively. The majority of the agreements at December 31, 2004 mature within 30 days.

The Company has a revolving credit facility for $3,000 as a standby for funding needs which matures June 5, 2005. The interest rate is 120 basis points above the 3-month LIBOR rate which resulted in a rate of 3.69% at year-end. The outstanding balance at December 31, 2004 was $3,000. There was no outstanding balance as of December 31, 2003. The line is unsecured.

Note 10 - Federal Home Loan Bank Advances

Federal Home Loan Bank ("FHLB") advances at year end were:

                                                            2004          2003
                                                          -------       -------
Maturities June 2005 through August 2012,
primarily fixed rates from 2.4% to 6.6%, averaging 3.8%   $90,981       $    --

Maturities January 2004 through August 2012,
primarily fixed rates from 1.3% to 6.6%, averaging 4.5%        --        62,751
                                                          -------       -------
   Total FHLB advances                                    $90,981       $62,751
                                                          =======       =======

The majority of the FHLB advances are secured by first mortgage loans totaling approximately 145% of the advance under a blanket security agreement. Approximately $163 of advances are secured by cash. The advances are subject to restrictions or penalties in the event of prepayment.

Maturities over the next five years are:
         2005                                        $ 49,115
         2006                                             132
         2007                                          15,498
         2008                                              --
         2009                                              --
         Thereafter                                    26,236

Note 11 - Notes Payable

Notes payable include a term note secured by the common stock of MainSource Bank with a balance of $9,100 and $11,700 at December 31, 2004 and 2003. The note requires semi-annual principal payments of $1,300 plus quarterly interest payments. Interest accrues at LIBOR plus 140 basis points, which resulted in a rate of 3.16% at December 31, 2004. The loan matures June 30, 2008.

Notes payable at December 31, 2003 also included a term note with a balance of $800 secured by the common stock of MainSource Bank and Regional Bank. The note required semi-annual principal payments of $800 plus quarterly interest payments. Interest accrued at LIBOR plus 120 basis points, which resulted in a rate of 2.41% at December 31, 2003. The loan matured July 1, 2004.

The Company has certain debt covenants related to these notes payable. As of December 31, 2004, the Company was in compliance with all of these covenants.

Note 12 - Subordinated Debentures and Trust Preferred Securities

The Company formed three separate trusts in 2002 and 2003 that issued floating rate trust preferred securities as part of pooled offerings. The Company issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole asset of the trusts. Other than the items detailed below, the terms of the subordinated debentures are generally the same. Interest payments are payable quarterly in arrears and the Company has the option to defer distributions from time to time for a period not to exceed 20 consecutive quarters. The subordinated debentures mature in 30 years from issuance and can be called anytime after five years at par. The following table summarizes the other terms of each issuance.

                               Variable     Rate as of
         Issuance   Amount       Rate        12/31/04   Maturity
         -------------------------------------------------------
Trust 1    2002    $ 8,248    LIBOR +3.25%    5.80%       2032
Trust 2    2003     14,433    LIBOR +3.25%    5.81%       2033
Trust 3    2003      7,217    LIBOR +3.15%    5.64%       2033


During 2003, the Company entered into an interest rate swap and cap. Both the interest rate swap and the cap have a 60 month term and a notional principal amount of $14,000. The interest rate swap and cap were designated as hedges against a portion of the subordinated debentures. Under the interest rate swap agreement, the Company made fixed rate payments at 6.65%, and received variable payments based on LIBOR. Net settlement expense or benefit is included in interest expense. The interest rate cap requires the counter-party to pay the Company the excess of 3 month LIBOR over 12%. No payments are currently required under the agreement. The fair values for the interest rate swap and cap were $55 and $(3) at December 31, 2004 and were included in other assets. The fair values were $(146) and $(49) at December 31, 2003 and were included in other liabilities. Both the interest rate swap and cap expire in April 2008.

Note 13 - Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of loans serviced for others totaled $500,797 and $498,385 at December 31, 2004 and 2003. Mortgage servicing rights are included in other assets on the consolidated balance sheets. The fair value of capitalized mortgage servicing assets is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates. No valuation allowance was necessary during 2004 or 2003. The fair market value of capitalized mortgage servicing rights was $4,789 and $3,395 at year end 2004 and 2003.

-------------------------------------------------------------------
                                                2004         2003
-------------------------------------------------------------------
Mortgage servicing assets
     Balances, January 1                       $ 2,618      $ 2,134
     Additions resulting from acquisition            -          143
     Servicing assets capitalized                1,226        2,204
     Amortization of servicing assets             (956)      (1,863)
-------------------------------------------------------------------
     Balance, December 31                      $ 2,888      $ 2,618
-------------------------------------------------------------------

Note 14 - Income Tax

Income tax expense (benefit) was as follows:
-------------------------------------------------------------------------------
Year Ended December 31                           2004         2003        2002
-------------------------------------------------------------------------------

Income tax expense
     Currently payable                         $ 4,154      $ 4,749     $ 5,899
     Deferred                                    2,119        1,848         914
                                               --------------------------------
           Total income tax expense            $ 6,273      $ 6,597     $ 6,813
                                               ================================

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:
      Federal statutory income tax rate             35%          35%         35%
      Federal statutory income tax             $ 8,073      $ 7,666     $ 7,288
      Tax exempt interest                       (1,231)        (893)       (838)
      Effect of state income taxes                  63          397         483
      Non-deductible expenses                       50           52          42
      Tax exempt income on life insurance         (356)        (219)        (73)
      Low income housing credits                  (132)        (175)         --
      Other                                       (194)        (231)        (89)
                                               --------------------------------
            Income tax expense                 $ 6,273      $ 6,597     $ 6,813
                                               ================================

The components of the net deferred tax asset (liability) are as follows:
-------------------------------------------------------------------------------
December 31                                                   2004        2003
-------------------------------------------------------------------------------
Assets
       Allowance for loan losses                            $ 4,585     $ 4,556
       Deferred compensation                                    439         452
       Fair value adjustments on assets acquired                707         472
       Accrued expenses                                         226         323
       Alternative minimum tax credits                            -         106
       Net operating loss carryforward                          242         189
       Net unrealized depreciation on interest rate swap          -          78
       Other                                                    325         338
-------------------------------------------------------------------------------
            Total assets                                    $ 6,524     $ 6,514
-------------------------------------------------------------------------------

Liabilities
       Accretion on securities                                  (28)        (17)
       Depreciation                                          (1,530)     (1,282)
       Intangibles                                           (2,900)     (1,538)
       Mortgage servicing rights                             (1,151)     (1,037)
       Deferred loan fees/costs                                (195)       (237)
       FHLB stock dividends                                    (303)       (160)
       Unrealized gain on securities AFS                        (35)       (853)
       Net unrealized appreciation on interest rate swap        (21)          -
       Other                                                   (710)       (780)
-------------------------------------------------------------------------------
             Total liabilities                             $ (6,873)   $ (5,904)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
             Less: Valuation allowance                     $   (242)   $     --
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
             Net deferred tax asset/(liability)            $   (591)   $    610
===============================================================================

Retained earnings of Regional Bank include approximately $2,162 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of Regional Bank stock or excess dividends, or loss of "bank" status for Regional Bank would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for Regional at December 31, 2004 was approximately $757.

Note 15 - Other Comprehensive Income

                                                                               Before-Tax      Tax (Expense)/    Net-of-Tax
Year Ended December 31, 2004                                                     Amount            Benefit         Amount
---------------------------------------------------------------------------------------------------------------------------
     Unrealized holding losses on available for sale securities                 $ (1,019)           $ 380         $   (639)
     Unrealized holding gains on interest rate swap and cap                          247              (99)             148
     Less: reclassification adjustment for gains realized in net income              991             (364)             627
---------------------------------------------------------------------------------------------------------------------------
            Other comprehensive loss                                            $ (1,763)           $ 645         $ (1,118)
===========================================================================================================================

                                                                               Before-Tax      Tax (Expense)/    Net-of-Tax
Year Ended December 31, 2003                                                     Amount            Benefit         Amount
---------------------------------------------------------------------------------------------------------------------------

     Unrealized holding losses on available for sale securities                 $ (3,580)         $ 1,260         $ (2,320)
     Unrealized holding losses on interest rate swap and cap                        (195)              78             (117)
     Less: reclassification adjustment for gains realized in net income            1,300             (455)             845
---------------------------------------------------------------------------------------------------------------------------
            Other comprehensive loss                                            $ (5,075)         $ 1,793         $ (3,282)
===========================================================================================================================

                                                                               Before-Tax      Tax (Expense)/    Net-of-Tax
Year Ended December 31, 2002                                                     Amount            Benefit         Amount
---------------------------------------------------------------------------------------------------------------------------

     Unrealized holding gains on available for sale securities                   $ 5,156         $ (1,882)         $ 3,274
     Less: reclassification adjustment for gains realized in net income              319             (112)             207
---------------------------------------------------------------------------------------------------------------------------
            Other comprehensive income                                           $ 4,837         $ (1,770)         $ 3,067
===========================================================================================================================

Note 16 - Commitments

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:
                                                   2004              2003
                                                ---------         ---------
Commitments to extend credit                    $ 155,280         $ 152,494
Commercial letters of credit                       17,925             2,936

Commitments are predominantly short-term or variable in rate.

Note 17 - Stock Dividends and Splits


On November 29, 2004, the Company announced a 5% stock dividend to be paid on January 15, 2005 to shareholders of record as of December 31, 2004. The stock dividend was recorded in 2004, and all share and per share amounts have been retroactively adjusted for all prior years to reflect this stock dividend.

On March 16, 2004, the Company announced a 3-for-2 stock split to be distributed on April 16, 2004 to shareholders of record as of March 31, 2004. The stock split was recorded in 2004, and all share and per share amounts have been retroactively adjusted for all prior years to reflect this stock split.

On November 26, 2003, the Company announced a 5% stock dividend to be paid on January 9, 2004 to shareholders of record as of December 22, 2003. The stock dividend was recorded in 2003, and all share and per share amounts have been retroactively adjusted for all prior years to reflect this stock dividend.

On December 17, 2002, the Company announced a 5% stock dividend to be paid on January 17, 2003 to shareholders of record as of December 31, 2002. The stock dividend was recorded in 2002, and all share and per share amounts have been retroactively adjusted for all prior years to reflect this stock dividend.

Note 18 - Dividends and Capital Restrictions

Without prior approval, the Banks are restricted by state and federal regulations as to the maximum amount of dividends they can pay to the holding company in any calendar year. The Banks may dividend their retained net profits (as defined) for that year and the two preceding years.

At December 31, 2004, total shareholders' equity of the Banks was $155,893 of which $147,269 was restricted or limited from dividend distribution to the holding company. As a practical matter, the Banks may restrict dividends to a lesser amount because of the need to maintain an adequate capital structure.

Note 19 - Dividend Reinvestment Plan

The Company maintains an Automatic Dividend Reinvestment Plan. The plan enables shareholders to elect to have their cash dividends on all or a portion of shares held automatically reinvested in additional shares of the Company's common stock. The stock is purchased by the Company's transfer agent on the open market and credited to participant accounts at fair market value. Dividends are reinvested on a quarterly basis.

Note 20 - Regulatory Capital

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on operations. At December 31, 2004 and 2003, the most recent regulatory notifications categorized the banks as well capitalized under the regulatory framework for prompt corrective actions. There are no conditions or events since that notification that management believes have changed the institutions' category.

Actual and required capital amounts and ratios are presented below.

                                                                             Required for          To Be Well
                                                           Actual          Adequate Capital        Capitalized
------------------------------------------------------------------------------------------------------------------
December 31, 2004                                    Amount      Ratio     Amount     Ratio      Amount     Ratio
------------------------------------------------------------------------------------------------------------------
MainSource Financial Group
Total capital  (to risk-weighted assets)           $ 116,851      11.8%  $ 79,061       8.0%        N/A       N/A
Tier 1 capital  (to risk-weighted assets)            105,153      10.6     39,530       4.0         N/A       N/A
Tier 1 capital  (to average assets)                  105,153       7.0     60,271       4.0         N/A       N/A

MainSource Bank
Total capital  (to risk-weighted assets)              76,178      11.8%    51,572       8.0%     64,465      10.0%
Tier 1 capital  (to risk-weighted assets)             68,331      10.6     25,786       4.0      38,679       6.0
Tier 1 capital  (to average assets)                   68,331       7.3     37,410       4.0      46,762       5.0

Regional
Total capital  (to risk-weighted assets)              19,699      11.6%    13,538       8.0%     16,922      10.0%
Tier 1 capital  (to risk-weighted assets)             18,129      10.7      6,769       4.0      10,153       6.0
Tier 1 capital  (to average assets)                   18,129       7.1     10,253       4.0      12,816       5.0

MainSource Bank of Illinois
Total capital  (to risk-weighted assets)              14,290      15.2%     7,531       8.0%      9,414      10.0%
Tier 1 capital  (to risk-weighted assets)             13,463      14.3      3,765       4.0       5,648       6.0
Tier 1 capital  (to average assets)                   13,463       7.0      7,713       4.0       9,642       5.0

Peoples Trust Company
Total capital  (to risk-weighted assets)               9,808      13.0%     6,020       8.0%      7,525      10.0%
Tier 1 capital  (to risk-weighted assets)              8,867      11.8      3,010       4.0       4,515       6.0
Tier 1 capital  (to average assets)                    8,867       7.9      4,495       4.0       5,619       5.0

                                                                             Required for          To Be Well
                                                           Actual          Adequate Capital        Capitalized
------------------------------------------------------------------------------------------------------------------
December 31, 2003                                    Amount      Ratio     Amount     Ratio      Amount     Ratio
------------------------------------------------------------------------------------------------------------------

MainSource Financial Group
Total capital  (to risk-weighted assets)           $ 103,223      11.3%  $ 73,011       8.0%        N/A       N/A
Tier 1 capital  (to risk-weighted assets)             83,753       9.2     36,505       4.0         N/A       N/A
Tier 1 capital  (to average assets)                   83,753       6.0     55,914       4.0         N/A       N/A

MainSource Bank (includes First Community)
Total capital  (to risk-weighted assets)              76,979      11.7%    52,605       8.0%     65,756      10.0%
Tier 1 capital  (to risk-weighted assets)             68,760      10.5     26,302       4.0      39,454       6.0
Tier 1 capital  (to average assets)                   68,760       7.3     37,873       4.0      47,341       5.0

Regional
Total capital  (to risk-weighted assets)              17,991      11.2%    12,853       8.0%     16,066      10.0%
Tier 1 capital  (to risk-weighted assets)             16,330      10.2      6,426       4.0       9,640       6.0
Tier 1 capital  (to average assets)                   16,330       6.7      9,710       4.0      12,137       5.0

MainSource Bank of Illinois
Total capital  (to risk-weighted assets)              14,352      15.9%     7,233       8.0%      9,042      10.0%
Tier 1 capital  (to risk-weighted assets)             13,418      14.8      3,617       4.0       5,425       6.0
Tier 1 capital  (to average assets)                   13,418       6.7      8,011       4.0      10,014       5.0

Note 21 - Employee Benefit Plans

The Company has a defined-contribution retirement plan in which substantially all employees may participate. The Company matches a portion of employees' contributions and makes additional contributions based on employee compensation. Expense was $1,621 in 2004, $1,284 in 2003, and $1,138 in 2002.

Note 22 - Related Party Transactions

The Company has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2004                               $ 9,592
Changes in composition of related parties                 1,038
New loans, including renewals and advances                4,081
Payments, including renewals                             (4,864)
                                                       ---------
Balances, December 31, 2004                             $ 9,847
                                                       =========

Deposits from related parties held by the company at December 31, 2004 and 2003 totaled $4,462 and $5,980.

Note 23 - Stock Option Plans

Options to buy stock were granted to directors and officers of the Company under the Company's Stock Option Plan, which was adopted in 2003 and provides for the issue of up to 578,813 options. Exercise price is the market price at date of grant, so there is no compensation expense recognized in the consolidated statements of income. The maximum option term is ten years, and options vest immediately for the directors' grant and over four years for the officers' grant. The weighted average remaining contractual life is 8.8 years at December 31, 2004. A summary of the activity in the plan is as follows:

Year Ended December 31                                         2004                        2003
                                                     ------------------------     ------------------------
                                                                  Weighted                     Weighted
                                                                  Average                      Average
Options (restated for stock dividends and splits)     Shares   Exercise Price      Shares   Exercise Price
                                                      ------   --------------      ------   --------------
Outstanding, beginning of year                        57,054      $ 14.03              --           --
Granted                                               61,425        22.26          57,054      $ 14.03
Exercised or redeemed                                 (1,654)       14.03              --           --
                                                     -------      -------          ------      -------
Outstanding, end of year                             116,825      $ 18.36          57,054      $ 14.03
Options exercisable at year end                       39,371      $ 17.09          17,612      $ 14.03

Weighted average fair value of options
granted during the year                               $ 4.21                       $ 2.15

Options outstanding at year-end 2004 were as follows.

                                            Outstanding           Exercisable
                                     -------------------------    -----------
                                                   Remaining
Exercise                                          Contractual
Prices                                Number      Life (years)       Number
------                                ------      ------------       ------
$14.03                                55,400         8.3             24,723
$22.26                                61,425         9.2             14,648
Total at year-end                    116,825                         39,371

Note 24 - Earnings  Per Share

Earnings per share were computed as follows:
--------------------------------------------------------------------------------------
                                                               Weighted
                                                     Net        Average     Per-Share
Year Ended December 31, 2004                        Income      Shares        Amount
--------------------------------------------------------------------------------------
Basic Earnings Per Share
Net income available to common shareholders        $ 16,793    11,355,665      $ 1.48
Effect of dilutive stock options                                   16,329
                                                            --------------

Diluted Earnings Per Share
Net income available to common  shareholders
 and assumed conversions                           $ 16,793    11,371,994      $ 1.48
                                                --------------------------------------

======================================================================================
Year Ended December 31, 2003
--------------------------------------------------------------------------------------
Basic Earnings Per Share
Net income available to common shareholders        $ 15,305    11,157,943      $ 1.37
Effect of dilutive stock options                                    3,290
                                                            --------------

Diluted Earnings Per Share
Net income available to common  shareholders
 and assumed conversions                           $ 15,305    11,161,233      $ 1.37
                                                --------------------------------------

======================================================================================
Year Ended December 31, 2002
--------------------------------------------------------------------------------------
Basic Earnings Per Share
Net income available to common shareholders        $ 14,011    11,255,566      $ 1.24
Effect of dilutive stock options                                        -
                                                            --------------

Diluted Earnings Per Share
Net income available to common  shareholders
 and assumed conversions                           $ 14,011    11,255,566      $ 1.24
                                                --------------------------------------

--------------------------------------------------------------------------------------

Stock options for 61,425 shares of common stock were not considered in computing diluted earnings per common share for 2004 because they were antidilutive. All stock options were dilutive in 2003 and there were no stock options granted in 2002.

Note 25 - Fair Values of Financial Instruments

December 31                                          2004                        2003
                                           -----------------------      -----------------------
                                             Carrying        Fair         Carrying       Fair
                                              Amount         Value         Amount        Value
Assets
Cash and cash equivalents                    $ 76,269     $ 76,269        $ 56,854     $ 56,854
Interest-bearing time deposits                    304          304             201          201
Securities available for sale                 425,443      425,443         422,111      422,111
Securities held to maturity                     3,243        3,414           3,431        3,683
Loans including loans held for sale, net      918,131      913,866         845,927      865,266
Restricted stock                                7,902        7,902           6,639        6,639
Interest receivable                             7,123        7,123           6,938        6,938
Interest rate swap and cap                         52           52              --           --

Liabilities
Deposits                                   (1,226,367)  (1,222,053)     (1,191,310)  (1,201,574)
Borrowings
     Short-term                               (57,175)     (57,175)        (27,508)     (27,508)
     FHLB advances                            (90,981)     (92,837)        (62,751)     (63,519)
     Notes payable                             (9,100)      (9,100)        (12,500)     (12,500)
Interest payable                               (2,391)      (2,391)         (3,192)      (3,192)
Subordinated debentures                       (29,898)     (29,898)        (29,898)     (29,898)
Interest rate swap and cap                          -            -            (195)        (195)

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value of cash and cash equivalents, interest-bearing time deposits, restricted stock, accrued interest receivable and payable, demand deposits, short-term borrowings, variable rate notes payable and subordinated debentures, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of FHLB advances is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements, and are not considered significant.

Note 26 - Quarterly Financial Data (Unaudited)
                                                            Earnings per Share
                      Interest   Net Interest    Net      ----------------------
                       Income       Income      Income    Basic    Fully Diluted
                       ------       ------      ------    -----    -------------
2004
    First quarter     $ 16,764     $ 11,472    $ 3,635   $ 0.33        $ 0.33
    Second quarter      17,474       12,284      4,319     0.38          0.38
    Third quarter       18,985       13,500      4,606     0.40          0.40
    Fourth quarter      18,618       12,746      4,233     0.37          0.37

2003
    First quarter     $ 16,732     $ 10,714    $ 3,505   $ 0.32        $ 0.32
    Second quarter      16,524       10,720      3,734     0.33          0.33
    Third quarter       17,216       11,304      3,849     0.34          0.34
    Fourth quarter      17,133       11,494      4,217     0.38          0.38


Note 27 - Parent Only Condensed Financial Statements

Parent Only Condensed Balance Sheets

December 31                                            2004       2003
                                                   ----------------------
Assets
   Cash and cash equivalents                         $  1,787    $  1,744
   Investment securities available for sale             3,099       1,057
   Investment in subsidiaries                         157,320     142,945
   Other assets                                         4,687       3,290
                                                   ----------------------
       Total assets                                  $166,893    $149,036
                                                   ======================

Liabilities
   Subordinated debentures                           $ 29,898    $ 29,898
   Notes payable                                        9,100      12,500
   Short-term borrowings                                3,000          --
   Other liabilities                                    1,575       1,186
                                                   ----------------------
       Total liabilities                               43,573      43,584
Shareholders' equity                                  123,320     105,452
                                                   ----------------------
       Total liabilities and shareholders' equity    $166,893    $149,036
                                                   ======================

Parent Only Condensed Statements of Income

Year Ended December 31                                                    2004         2003         2002
                                                                     ------------------------------------
    Income
       Dividends from subsidiaries                                     $ 17,850     $ 14,250     $ 18,261
       Fees from subsidiaries                                             9,197        7,813        6,370
       Other Income                                                          95          207          170
                                                                     ------------------------------------
             Total income                                                27,142       22,270       24,801
    Expenses
        Interest expense                                                  1,993        1,898        2,172
        Salaries and benefits                                             5,280        4,869        4,854
        Professional fees                                                   689          582          573
        Other expenses                                                    4,962        5,085        3,882
                                                                     ------------------------------------
              Total expenses                                             12,924       12,434       11,481
                                                                     ------------------------------------
Income (loss) before income taxes and equity in undistributed
   income of subsidiaries                                                14,218        9,836       13,320
   Income tax expense (benefit)                                          (1,588)      (1,877)      (1,995)
                                                                     ------------------------------------
Income (loss) before equity in undistributed income of subsidiaries      15,806       11,713       15,315
Equity in undistributed income of subsidiaries                              987        3,592       (1,304)
                                                                     ------------------------------------
Net income                                                             $ 16,793     $ 15,305     $ 14,011
                                                                     ====================================

Condensed Statements of Cash Flows Parent Only

Year Ended December 31                                         2004         2003         2002
----------------------------------------------------------------------------------------------
Operating Activities
  Net income                                                $ 16,793     $ 15,305     $ 14,011
  Undistributed income of subidiaries                           (987)      (3,592)       1,304
  Changes in other assets and liabilities                        183        3,228         (291)
                                                          ------------------------------------
       Net cash provided by operating activities              15,989       14,941       15,024

Investing Activities
   Capital contributed to subsidiary                          (1,300)      (5,600)      (4,348)
   Cash paid for acquisition                                  (4,662)     (24,283)          --
   Purchases of equipment                                       (948)        (705)      (1,720)
   Proceeds from sales of securities available for sale          165           --           --
   Purchase of securities available for sale                  (2,096)          --         (208)
                                                          ------------------------------------
        Net cash used by investing activities                 (8,841)     (30,588)      (6,276)

Financing Activities
  Payments on long-term debt                                  (3,400)      (2,900)      (1,600)
  Payments on subordinated debentures                             --      (23,119)          --
  Proceeds from issuance of subordinated debentures               --       21,650        8,248
  Proceeds from issuance of long-term debt                        --       13,000           --
  Net change in short-term borrowings                          3,000           --           --
  Purchase of treasury shares                                 (1,312)      (1,497)        (694)
  Proceeds from exercise of stock options                         28           --           --
  Cash dividends and fractional shares                        (5,421)      (4,874)      (4,485)
                                                          ------------------------------------
        Net cash provided (used) by financing activities      (7,105)       2,260        1,469
                                                          ------------------------------------
Net change in cash and cash equivalents                           43      (13,387)      10,217
Cash and cash equivalents, beginning of year                   1,744       15,131        4,914
                                                          ------------------------------------
Cash and cash equivalents, end of year                      $  1,787     $  1,744     $ 15,131
                                                          ====================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

In connection with its audits for the three most recent fiscal years ended December 31, 2004, there have been no disagreements with the Company's independent certified public accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 9A.  CONTROLS & PROCEDURES
-------------------------------

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms as of such date.

Internal Control Over Financial Reporting

1.  Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles.

We are in the process of completing our evaluation and testing of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308(a) of Regulation S-K. In this Annual Report on Form 10-K, we have not published our annual report on internal control over financial reporting (Internal Control Report). We expect to complete our evaluation for the year ended December 31, 2004, and publish our Internal Control Report, prior to April 30, 2005. Based on testing completed to date, utilizing criteria established in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria), we and our registered public accounting firm, Crowe Chizek (our "independent auditors"), have not identified any material weaknesses in the Company's internal control over financial reporting.

2.  Changes in Internal Control Over Financial Reporting

Our management has evaluated our internal control over financial reporting and there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
---------------------------

None


PART IV

ITEM 15--EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.  Financial Statements.

         Financial Statements filed as part of this Form 10-K are included under
Part II, Item 8, above.


(a) 2. Financial statement schedules

          All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes in Part II, Item 8 above.

(a) 3. Exhibits:

     3.1 Restated Articles of Incorporation (incorporated by reference to
Exhibit 3.1 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2003 filed March 12, 2004 with the Commission (Commission File No. 0-12422)).

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

     10.1 Registrant's 2003 Stock Option Plan (incorporated by reference to
Exhibit 10.1 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2003 filed March 12, 2004 with the Commission (Commission File No. 0-12422)).*

     10.2 Form of Stock Option Agreement Under 2003 Stock Option Plan for Directors of Registrant dated May 19, 2003 (incorporated by reference to Exhibit
10.2 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2003 filed March 12, 2004 with the Commission (Commission File No. 0-12422)).*

     10.3 Form of Stock Option Agreement Under 2003 Stock Option Plan for Officers of Registrant (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed February 24, 2005 with the Commission (Commission File No. 0-12422)).*

     10.4 Form of Executive Severance Agreement dated January 16, 2001 between the Registrant and James L. Saner, Sr. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2000 filed March 30, 2001 with the Commission (Commission File No. 0-12422)).*

     10.5 Form of Executive Severance Agreement dated January 16, 2001 between the Registrant and Donald A. Benziger (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2000 filed March 30, 2001 with the Commission (Commission File No. 0-12422)).*

     10.6 Form of Executive Severance Agreement dated January 16, 2001 between the Registrant and John C. Parker (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2002 filed March 28, 2003 with the Commission (Commission File No. 0-12422)).*

     10.7 Form of Indemnification Agreement for Directors and Certain Officers of Registrant (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed February 24, 2005 with the Commission (Commission File No. 0-12422)).

     14 Code of Ethical Conduct (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2003 filed March 12, 2004 with the Commission (Commission File No. 0-12422)).

     21 List of subsidiaries of the Registrant.

     23.1 Consent of Crowe Chizek and Company LLC

     31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Executive Officer

     31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Financial Officer

     The following exhibits accompany this periodic report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the "2002 Act"). These exhibits shall be deemed only to accompany this periodic report and are not part of this periodic report, shall not be deemed filed for purposes of the Securities Exchange Act of 1934, and may not be for any purpose other than compliance with the 2002 Act.

     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

     32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

* A management contract or compensatory plan or agreement.


(b) Exhibits

Reference is made to Item 15(a)(3) above. There are no exhibits included in Item 15(a)(3) above that are filed concurrently with this report.

(c) Schedules

None required

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 16th day of March, 2005.

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


           Signature                 Capacity                        Date
           ---------                 --------                        ----

/s/    William G. Barron
--------------------------------
       William G. Barron             Director                   March 16, 2005

/s/     Dale J. Deffner
--------------------------------
        Dale J. Deffner              Director                   March 16, 2005

/s/    Douglas I. Kunkel
--------------------------------
       Douglas I. Kunkel             Director                   March 16, 2005

/s/     Philip A. Frantz
--------------------------------
        Philip A. Frantz             Director                   March 16, 2005

/s/     Rick S. Hartman
--------------------------------
        Rick S. Hartman              Director                   March 16, 2005

/s/     Robert E. Hoptry
--------------------------------
        Robert E. Hoptry             Director                   March 16, 2005
                                     Chairman of the
                                     Board

/s/    James M. Anderson
--------------------------------
       James M. Anderson             Controller &               March 16, 2005
                                     Principal
                                     Accounting Officer

/s/    Donald A. Benziger
--------------------------------
       Donald A. Benziger            Senior Vice                March 16, 2005
                                     President &
                                     Chief Financial
                                     Officer

/s/   James L. Saner, Sr.
--------------------------------
      James L. Saner, Sr.            Director                   March 16, 2005
                                     President & Chief
                                     Executive Officer