Form 10-K/A
period 2004-12-31
MAINSOURCE FINANCIAL GROUP
filed 2005-04-08
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-K/A

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $223,287,723 as of June 30, 2004.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

         As of March 15, 2005, there were outstanding 11,534,056 common shares, without par value, of the registrant.

                                EXPLANATORY NOTE
        MainSource Financial Group, Inc. (the "Company") is filing this Amendment No. 1 to Form 10-K to amend its Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005 (the "Original Filing") in accordance with Securities and Exchange Commission Release No. 34-50754, to:

         o replace Item 9A, "Controls and Procedures",

         o include management's report on internal control over financial reporting and the attestation report of Crowe Chizek and Company LLC, independent registered public accounting firm,

         o include a consent of Crowe Chizek and Company LLC, independent registered public accounting firm, with respect to its attestation report, and

         o replace Exhibits 31.1 and 31.2, certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Except for the amendments described above, this Amendment No. 1 to Form 10-K does not modify or update in any way the Original Filing.

                                    PART III

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, or the Evaluation Date. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, subject to management's completion of its assessment of internal control over financial reporting.

Internal Control Over Financial Reporting

1.       Management's Report on Internal Control Over Financial Reporting

         MainSource Financial Group (the "Corporation") is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management's best estimates and judgments.

         We, as management of MainSource Financial Group, are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with Untied States generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits and other management testing. Actions are taken to correct potential deficiencies as they are identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2004, in relation to criteria for effective internal control over financial reporting as described in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment excluded internal control over financial reporting for Peoples Financial Corp. (PFC) as allowed by the SEC for current year acquisitions. PFC was acquired on June 8, 2004 and represented 7.5% of assets at December 31, 2004 and 4.9% of net income for 2004. Based on this assessment, management concludes that as of December 31, 2004, its system of internal controls over financial reporting is effective and meets the criteria of the "Internal Control--Integrated Framework". Crowe Chizek and Company LLC, independent registered public accounting firm, has issued an attestation report dated March 10, 2005 on management's assessment of the Corporation's internal control over financial reporting.

James L. Saner, Sr.                              Donald A. Benziger
President and Chief Executive Officer            Senior Vice President and Chief
                                                 Financial Officer

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

         We have audited management's assessment, included in the accompanying Report on Management's Report on Internal Control Over Financial Reporting, that MainSource Financial Group maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MainSource Financial Group's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         As permitted, the Company excluded the bank acquired in June 2004 (Peoples Financial Corporation) from the scope of management's report on internal control over financial reporting. As such, this entity has also been excluded from the scope of our audit of internal control over financial reporting.

         In our opinion, management's assessment that MainSource Financial Group maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

         Also in our opinion, MainSource Financial Group maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of MainSource Financial Group and our report dated February 11, 2005, except for Note 2 with respect to the pending acquisition, as to which the date is March 8, 2005, expressed an unqualified opinion on the consolidated financial statements.

/s/ Crowe Chizek and Company LLC

Indianapolis, Indiana
March 10, 2005

                                     PART IV

ITEM 15--EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

     21 List of subsidiaries of the Registrant.**

     23.1 Consent of Crowe Chizek and Company LLC**

     23.2 Consent of Crowe Chizek and Company LLC***

     31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Executive Officer***

     31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Financial Officer***

     The following exhibits accompany this periodic report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the "2002 Act"). These exhibits shall be deemed only to accompany this periodic report and are not part of this periodic report, shall not be deemed filed for purposes of the Securities Exchange Act of 1934, and may not be for any purpose other than compliance with the 2002 Act.

     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer**

     32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer**

* A management contract or compensatory agreement.

** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

*** Filed herewith.
                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 7th day of April, 2005.

                        MAINSOURCE FINANCIAL GROUP, INC.

                        /s/ James L. Saner, Sr.
                       ------------------------------------------------------
                        James L. Saner, Sr., President
                        And Chief Executive Officer