Form 10-Q
period 2005-03-31
MAINSOURCE FINANCIAL GROUP
filed 2005-05-10
CIK 720002

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED MARCH 31, 2005

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

                                      N/A
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report.)

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

     As of May 6, 2005 there were outstanding 11,471,128 shares of common stock, without par value of the registrant.

                        MAINSOURCE FINANCIAL GROUP, INC.

                                    FORM 10-Q

                                      INDEX


------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION                                           Page

Item 1.  Financial Statements

Consolidated Balance Sheets                                               3

Consolidated Statements of Income and Comprehensive Income                4

Consolidated Statements of Cash Flows                                     5

Notes to Consolidated Financial Statements                                6

Item 2.  Management's Discussion and Analysis of Financial                10
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       18

Item 4.  Controls and Procedures                                          19

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      20

Item 6.  Exhibits                                                         20

Signatures                                                                21

                           MAINSOURCE FINANCIAL GROUP
                           CONSOLIDATED BALANCE SHEETS
               (Dollar amounts in thousands except per share data)

                                                                   (Unaudited)
                                                                    March 31,      December 31,
                                                                      2005            2004
                                                                   -----------     -----------
Assets
  Cash and due from banks                                           $    40,849     $    71,607
  Money market and federal funds sold                                       804           4,662
                                                                    -----------     -----------
        Cash and cash equivalents                                        41,653          76,269
  Interest bearing time deposits                                            100             304
  Investment securities
    Available for sale                                                  425,853         425,443
    Held to maturity (fair value of $3,104 and $3,414)                    2,978           3,243
                                                                    -----------     -----------
            Total investment securities                                 428,831         428,686
  Loans held for sale                                                     3,049             824
  Loans, net of allowance for loan losses of $11,505 and $11,698        889,807         917,307
  Restricted stock, at cost                                               7,994           7,902
  Premises and equipment, net                                            25,516          25,766
  Goodwill                                                               39,311          40,642
  Purchased intangible assets                                             6,134           6,429
  Cash surrender value of life insurance                                 25,017          24,776
  Interest receivable and other assets                                   21,392          20,474
                                                                    -----------     -----------
            Total assets                                            $ 1,488,804     $ 1,549,379
                                                                    ===========     ===========

Liabilities
  Deposits
    Noninterest bearing                                             $   147,181     $   145,999
    Interest bearing                                                  1,044,832       1,080,368
                                                                    -----------     -----------
            Total deposits                                            1,192,013       1,226,367
  Short-term borrowings                                                  21,614          57,175
  Federal Home Loan Bank (FHLB) advances                                103,834          90,981
  Subordinated debentures                                                29,898          29,898
  Notes payable                                                           9,100           9,100
  Other liabilities                                                      11,050          12,538
                                                                    -----------     -----------
           Total liabilities                                          1,367,509       1,426,059
                                                                    -----------     -----------

Shareholders' equity
    Preferred stock, no par value
      Authorized shares - 400,000
      Issued and outstanding shares - none                                   --              --
  Common stock $.50 stated value:
      Authorized shares - 25,000,000
      Issued shares - 11,755,409 and 11,196,357
     Outstanding shares - 11,471,128 and 10,985,121                       5,880           5,600
  Common stock to be distributed, 0 and 559,818 shares                       --             280
  Treasury stock - 284,281 and 211,236, at cost                          (4,861)         (3,479)
  Additional paid-in capital                                             73,433          73,451
  Retained earnings                                                      49,653          47,371
  Accumulated other comprehensive income                                 (2,810)             97
                                                                    -----------     -----------
           Total shareholders' equity                                   121,295         123,320
                                                                    -----------     -----------
           Total liabilities and shareholders' equity               $ 1,488,804     $ 1,549,379
                                                                    ===========     ===========

See notes to consolidated financial statements.

                           MAINSOURCE FINANCIAL GROUP
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)


                                                       Three months ended
                                                            March 31,
(Dollar amounts in thousands except per share data)     2005        2004
                                                      -------      -------
Interest income
  Loans, including fees                               $14,591      $13,290
  Investment securities                                 4,026        3,454
  Other interest income                                    76           20
                                                      -------      -------
    Total interest income                              18,693       16,764
                                                      -------      -------
Interest expense
  Deposits                                              4,309        4,006
  Subordinated debentures                                 458          413
  Other borrowings                                      1,221          873
                                                      -------      -------
    Total interest expense                              5,988        5,292
                                                      -------      -------
Net interest income                                    12,705       11,472
  Provision for loan losses                               120           --
                                                      -------      -------
Net interest income after
  provision for loan losses                            12,585       11,472
Non-interest income
  Insurance commissions                                   587          698
  Mortgage banking                                        546          799
  Trust and investment product fees                       280          217
  Service charges on deposit accounts                   1,666        1,538
  Net realized gains on securities                         11          336
  Gain on cash surrender value of life insurance          235          248
  Interchange income                                      490          408
  Other income                                            764          520
                                                      -------      -------
    Total non-interest income                           4,579        4,764
                                                      -------      -------
Non-interest expense
  Salaries and employee benefits                        6,876        6,441
  Net occupancy expenses                                  899          758
  Equipment expenses                                    1,030          932
  Intangibles amortization                                295          234
  Telecommunications                                      390          340
  Stationery printing and supplies                        178          219
  Other expenses                                        2,426        2,157
                                                      -------      -------
    Total non-interest expense                         12,094       11,081
                                                      -------      -------
Income before income tax                                5,070        5,155
  Income tax expense                                    1,280        1,520
                                                      -------      -------
Net income                                            $ 3,790      $ 3,635
                                                      =======      =======

Comprehensive income                                  $   883      $ 4,821
                                                      =======      =======

Net income per share (basic and diluted)              $  0.33      $  0.33

Cash dividend declared per share                         .130         .114

See notes to consolidated financial statements.

                           MAINSOURCE FINANCIAL GROUP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)

                                                                         Three months ended
                                                                              March 31,
                                                                         2005         2004
                                                                       --------     --------
Operating Activities
  Net income                                                           $  3,790     $  3,635
  Adjustments to reconcile net income to net cash
   provided by operating activities:
        Provision for loan losses                                           120           --
        Depreciation and amortization                                       768          695
        Securities amortization, net                                        424          884
        Amortization of core deposit intangibles                            295          234
        Increase in cash surrender value of life insurance policies        (235)        (241)
        Investment securities gains                                         (11)        (336)
        Change in loans held for sale                                    (2,225)      (3,960)
        Change in other assets and liabilities                             (606)       1,313
                                                                       --------     --------
             Net cash provided by operating activities                    2,320        2,224

Investing Activities
   Net change in short-term investments                                     204           --
   Proceeds from maturities and payments
     on securities held to maturity                                          --          137
   Purchases of securities available for sale                           (32,151)     (62,040)
   Proceeds from maturities and payments
     on securities available for sale                                    26,731       24,673
   Proceeds from sales of securities available for sale                      --       42,552
   Purchases of restricted stock                                             --         (278)
   Loan originations and payments, net                                   27,380       15,989
   Purchases of premises and equipment                                     (518)        (572)
                                                                       --------     --------
            Net cash provided (used) by investing activities             21,646       20,461

Financing Activities
   Net change in deposits                                               (34,354)     (43,352)
   Net change in short-term borrowings                                  (35,561)      18,768
   Proceeds from FHLB advances                                           15,000           --
   Repayment of FHLB advances                                            (2,147)      (5,965)
   Purchase of treasury shares                                              (27)        (440)
   Cash dividends and fractional stock dividends                         (1,518)      (1,269)
   Proceeds from exercise of stock options                                   25           27
                                                                       --------     --------
             Net cash provided (used) by financing activities           (58,582)     (32,231)
                                                                       --------     --------
Net change in cash and cash equivalents                                 (34,616)      (9,546)
Cash and cash equivalents, beginning of year                             76,269       56,854
                                                                       --------     --------
Cash and cash equivalents, end of year                                 $ 41,653     $ 47,308
                                                                       ========     ========

See Note 2 regarding non-cash transaction included in acquisitions. See notes to consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

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

NOTE 2 - STOCK COMPENSATION

Employee compensation expense for stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                         For the three months ended
                                                         --------------------------
                                                    March 31, 2005        March 31, 2004
                                                    --------------        --------------
Net income as reported                                  $3,790                $3,635
Deduct: Stock-based compensation expense
     determined under fair value based method               41                    37
                                                        ------                ------
Pro forma net income                                    $3,749                $3,598

Basic earnings per share as reported                    $ 0.33                $ 0.33
Pro forma basic earnings per share                      $ 0.33                $ 0.32

Diluted earnings per share as reported                  $ 0.33                $ 0.33
Pro forma diluted earnings per share                    $ 0.32                $ 0.32

The pro forma effects are computed using option pricing models, with the following weighted-average assumptions for 2005 as of grant date: risk-free interest rate 4.07%, expected option life 6.82 years, expected stock price volatility 21.66% and dividend yield 2.50%. For 2004, the following weighted-average assumptions were used as of grant date: risk-free interest rate 3.48%, expected option life 6.69 years, expected stock price volatility 20.33% and dividend yield 2.75%.

NOTE 3 - ACQUISITIONS

In June 2004, the Company consummated its acquisition of Peoples Financial Corp ("PFC"). At the date of acquisition, PFC had seven branches located in the southwestern part of Indiana. The acquired company had $4,320 of cash and cash equivalents, $81,371 of net loans, and $99,717 of deposits. A core deposit intangible of $2,141 and goodwill of $4,595 were also recorded. The results of operations for this acquisition have been included since the transaction date which was June 8, 2004. The Company funded the purchase price of $13,588 by issuing 471,685 shares of its common stock valued at $18.92 per share per the NASDAQ closing bid on June 7, 2004 and using $4,454 of cash on hand.

In March 2005, the Company executed a definitive agreement to acquire The Madison Bank & Trust Company ("Madison"). Madison, which has approximately $180,000 in assets, operates a total of five offices with four in Jefferson County, Indiana and one in Ohio County, Indiana. The transaction, which is subject to regulatory approval, is expected to close in the third quarter of 2005.

In March 2005, the Company disposed of the Kentucky division of MainSource Insurance to its previous owners. The consideration received totaled $1,380 of the Company's stock.

NOTE 4 - SECURITIES

The fair value of securities available for sale and related gains/losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                                  Gross             Gross
                                                  Fair         Unrealized        Unrealized
As of March 31, 2005                              Value           Gains             Losses
--------------------------------------------------------------------------------------------
Available for Sale
   Federal agencies                              $63,011              $29           ($1,361)
   State and municipal                            89,198           $1,112            (1,118)
   Mortgage-backed securities                    255,742             $541            (4,339)
   Equity and other securities                    17,902             $511               (60)
--------------------------------------------------------------------------------------------
     Total available for sale                   $425,853           $2,193           ($6,878)
--------------------------------------------------------------------------------------------

As of December 31, 2004
--------------------------------------------------------------------------------------------
Available for Sale
   Federal agencies                              $56,557             $152             ($388)
   State and municipal                            88,338            1,546              (583)
   Mortgage-backed securities                    262,690            1,005            (1,924)
   Equity and other securities                    17,858              427               (60)
--------------------------------------------------------------------------------------------
     Total available for sale                   $425,443           $3,130           ($2,955)
--------------------------------------------------------------------------------------------

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

                                                        Gross             Gross
                                     Carrying        Unrecognized     Unrecognized      Fair
As of March 31, 2005                  Amount            Gains            Losses         Value
-----------------------------------------------------------------------------------------------
 Held to Maturity
   State and municipal                $2,161              $55               $ -         $2,216
   Other securities                      817               71                 -            888
-----------------------------------------------------------------------------------------------
     Total held to maturity           $2,978             $126               $ -         $3,104
-----------------------------------------------------------------------------------------------

As of December 31, 2004
-----------------------------------------------------------------------------------------------
 Held to Maturity
   State and municipal                $2,439              $74               $ -         $2,513
   Other securities                      804               97                 -            901
-----------------------------------------------------------------------------------------------
     Total held to maturity           $3,243             $171               $ -         $3,414
-----------------------------------------------------------------------------------------------

NOTE 5 - LOANS

                                           March 31,      December 31,
                                             2005             2004
----------------------------------------------------------------------

Commercial and industrial loans            $ 162,901        $ 154,717
Agricultural production financing             20,830           22,647
Farm real estate                              37,434           38,281
Commercial real estate                       133,584          133,360
Hotel                                         57,714           80,234
Residential real estate                      344,392          353,515
Construction and development                  35,982           37,821
Consumer                                     108,475          108,430
                                         -----------------------------
           Total loans                       901,312          929,005
                                         -----------------------------
Allowance for loan lossess                   (11,505)         (11,698)
----------------------------------------------------------------------
           Net loans                       $ 889,807        $ 917,307
======================================================================

NOTE 6 - DEPOSITS                                 March 31,      December 31,
                                                    2005             2004
                                               -------------   --------------

   Non-interest-bearing demand                    $ 147,181        $ 145,999
   Interest-bearing demand                          277,829          310,306
   Savings                                          300,641          304,230
   Certificates of deposit of $100 or more          125,059          117,361
   Other certificates and time deposits             341,303          348,471
                                               -------------   --------------
     Total deposits                             $ 1,192,013      $ 1,226,367
                                               =============   ==============

NOTE 7 - EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

For the three months ended                     March 31, 2005                            March 31, 2004
                                   -------------------------------------      -------------------------------------
                                                  Weighted         Per                      Weighted          Per
                                     Net          Average         Share        Net          Average          Share
                                   Income          Shares         Amount      Income         Shares          Amount
                                   ------          ------         ------      ------         ------          ------
Basic earnings per share:
Income available to
     common shareholders           $3,790         11,527,515       $0.33      $3,635        11,116,599        $0.33
                                   ------                          -----      ------                          -----
Effect of dilutive shares                             18,734                                    18,314
                                                      ------                                    ------
Diluted earnings per share         $3,790         11,546,249       $0.33      $3,635        11,134,913        $0.33
                                   ======         ==========       =====      ======        ==========        =====

Stock options for 61,425 shares of common stock were not considered in computing diluted earnings per common share for the first quarter 2005 because they were antidilutive.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Overview

MainSource Financial Group, Inc. ("Company") is a multi-bank, financial holding company that provides an array of financial services and is headquartered in Greensburg, Indiana. The Company's shares trade on the NASDAQ national market under the symbol MSFG. On March 31, 2005, the Company controlled three bank subsidiaries, MainSource Bank, MainSource Bank of Illinois, and Peoples Trust Company ("Peoples"). In addition to the banking subsidiaries, the Company owned the following subsidiaries: MainSource Insurance, LLC, MainSource Statutory Trust I, MainSource Statutory Trust II, MainSource Statutory Trust III, IUB Reinsurance Company, Ltd., MSB Investments of Nevada, Inc., MainSource Title, LLC, and MainSource Mortgage, LLC. As required by current accounting guidance, the trusts are no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by the trusts as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company. During the first quarter of 2005, the Company sold the Kentucky division of MainSource Insurance at its approximate book value.

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

Results of Operations

Net income for the first quarter of 2005 was $3,790 or 4.3% greater than the first quarter of 2004. Earnings per share for the first quarter totaled $.33 in 2005, which was equal to the first quarter of 2004. During the first quarter of 2005, the Company incurred $140 of pre-tax expenses, or $.01 per share, related to the continued collapsing of its Indiana bank charters into MainSource Bank which was previously announced in September 2004. Excluding these costs, the Company's earnings per share would have been $0.34. The Company's return on average total assets for the first quarter was 1.02% in 2005 and 1.03% in 2004. Return on average shareholders' equity for the first quarter was 12.38% in 2005 and 13.60% in 2004.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. First quarter net interest income of $12,705 in 2005 was an increase of 10.7% versus the first quarter of 2004. Net interest income on a tax equivalent basis, reflected as a percentage of average earning assets (net interest margin), was 3.90% for the first quarter of 2005 and 3.68% for the same timeframe in 2004. The increase in the Company's net interest margin was primarily attributable to an increase in the Company's yield on earning assets. The Company's cost of funds also increased, but to a lesser extent.

Provision for Loan Losses

This topic is discussed under the heading "Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses".

Non-interest Income

First quarter non-interest income for 2005 was $4,579 compared to $4,764 for the first quarter of 2004. This decrease was primarily attributable to a decrease in mortgage banking income and a lower level of securities gains. Mortgage banking income, which consists of gains and losses on loan sales and service fee income, was $546 for the first quarter of 2005 versus $799 for the first quarter of 2004. This decrease was primarily due to lower refinancing activity driven by the increase in mortgage rates versus the prior year. Insurance commissions decreased due to the aforementioned sale of the Kentucky division of MainSource Insurance during the quarter. Offsetting these decreases was an increase in service charges on deposit accounts and increases resulting from the acquisition of Peoples in June 2004.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Non-interest expense

Total non-interest expense was $12,094 for the first quarter of 2005, which represented an increase of $1,013, or 9.1%, from the first quarter of 2004. The increase was primarily due to the acquisition of Peoples, which added $930 of non-interest expense in 2005. Excluding this acquisition, non-interest expense would have been $11,164, relatively flat when compared to the same period a year ago.

Income Taxes

The effective tax rate for the first three months was 25.2% for 2005 compared to 29.5% for the same period a year ago. The decrease in the Company's effective tax rate was primarily attributable to increased income from tax-free municipal securities. The Company and its subsidiaries file consolidated income tax returns.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Financial Condition

Total assets at March 31, 2005 were $1,488,804 compared to $1,549,379 as of December 31, 2004. Average earning assets represented 90.2% of average total assets for the first three months of 2005 and 90.5% for the same period in 2004. Average loans represented 76.6% of average deposits in the first three months of 2005 and 73.9% for the comparable period in 2004. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 60.9% and 60.1% for the three-month period ended March 31, 2005 and 2004 respectively.

The decrease in deposits of $34,354 from December 31, 2004 to March 31, 2005 was due primarily to the seasonal fluctuation of public fund deposits.

Shareholders' equity was $121,295 on March 31, 2005 compared to $123,320 on December 31, 2004. Book value (shareholders' equity) per common share was $10.57 at March 31, 2005 versus $10.68 at year-end 2004. Accumulated other comprehensive income decreased book value per share by $.25 at March 31, 2005 and increased book value per share $.01 at December 31, 2004. Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders' equity.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 38.2% of total loans at March 31, 2005 and 38.1% at December 31, 2004.

On March 31, 2005, the Company had $3,049 of residential real estate loans held for sale, which was an increase from the year-end balance of $824. The Company generally retains the servicing rights on mortgages sold.

Non-performing assets totaled $17,548, or 1.18% of total assets, as of March 31, 2005, and is compared to $16,061, or 1.13% of total assets, as of the same date a year ago, and $15,732, or 1.02% of assets at year-end 2004. Included in the $16,562 of non-performing assets as of March 31, 2005 is one credit relationship in the approximate aggregate amount of $1.9 million. However, on April 8, 2005, the customer brought all of its loans to a current status. Excluding this relationship, non-performing assets would have been approximately $14,650, or 1.05% of total assets as of March 31, 2005. The allowance for loan losses was $11,505 as of March 31, 2005 and represented 1.28% of total outstanding loans compared to $11,698 as of December 31, 2004 or 1.26% of total loans.

The provision for loan losses was $120 in the first quarter of 2005 compared to $0 for the same period in 2004. The increase in the provision in 2005 was primarily attributable to the slight increase in the balance of non-performing loans and the corresponding increase in specific allowance allocations for these loans. The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and information about specific borrower situations. The allowance for loan losses as of March 31, 2005 was considered adequate by management.

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

As of March 31, 2005, $425,853 of investment securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity. An unrealized pre-tax loss of $4,685 was recorded to adjust the AFS portfolio to current market value at March 31, 2005, compared to an unrealized pre-tax gain of $175 at December 31, 2004. Unrealized losses on AFS securities have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreement to repurchase and shareholders' equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 88.2% and 89.8% of total average earning assets for the periods ending March 31, 2005 and 2004. Total interest-bearing deposits averaged 88.7% and 89.9% of average total deposits for the periods ending March 31, 2005 and 2004, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $103,834 outstanding at March 31, 2005. These advances have interest rates ranging from 2.36% to 6.58%. Approximately $48,000 of these advances were obtained for short-term liquidity needs and had original maturities of six months or less. The remaining advances were originally long-term advances with $15,000 maturing in 2005, $15,000 maturing in 2007, $5,000 maturing in 2010 and $20,000 maturing in 2012.

Capital Resources

Total shareholders' equity was $121,295 at March 31, 2005, which was a decrease from $123,320 at December 31, 2004. The decrease in equity was primarily attributable to the change in accumulated other comprehensive income and an increase in treasury stock as the Company obtained stock in the sale of its Kentucky insurance division.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital consists of shareholders' equity, excluding accumulated other comprehensive income, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At March 31, 2005, Tier 1 capital to total average assets was 7.29%. Tier 1

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

capital to risk-adjusted assets was 11.12%. Total capital to risk-adjusted assets was 12.31%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $.13 per share in the first quarter of 2005 versus $.114 for the first quarter of 2004.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 79.0% of total earning assets for the three months ended March 31, 2005 and 78.9% for the same period in 2004.

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. In addition, the Company's affiliates have access to the Federal Home Loan Bank for borrowing purposes. The Company has not received any recommendations from regulatory authorities that would materially affect liquidity, capital resources or operations.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

At March 31, 2005, the Company held $637,210 million in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons.

Other

The Securities and Exchange Commission ("Commission") maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including the Company. That address is http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2005 from the analysis and disclosures provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.  Controls and Procedures

As of the end of the quarterly period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms as of such date.

There was no change in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The activity in the Company's Stock Repurchase Program for the first quarter of 2005 was as follows:

                                                                                               Maximum Number
                                                           Total Number of Shares           (or Approximate Dollar
                    Total Number       Average Price    (or Units) Purchased as Part      Value) of Shares (or Units)
                    of Shares (or      Paid Per Share   of Publicly Announced Plans        That May Yet Be Purchased
Period            Units) Purchased       (or Unit)              or Programs             Under the Plans or Programs (1)
-----------------------------------------------------------------------------------------------------------------------
January 2005             --                   --                     --                              487,048

February 2005         1,209  (2)         $ 22.55                  1,209                                    0

March 2005               --                   --                     --                                    0

(1) On January 27, 2004, the Company announced that its Board of Directors had approved a stock repurchase program for up to 255,000 of its outstanding common shares. This plan was expanded by the Board of Directors on August 17, 2004 to include an additional 295,000 shares. The plan expired January 31, 2005.

(2) This transaction was negotiated and agreed to in January 2005, but was consummated during February 2005.


Item 6.  Exhibits

     2.1 Agreement and Plan of Merger dated as of March 10, 2005, among the Registrant, MainSource Bank, National City Corporation and The Madison Bank & Trust Company.

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


                           May 9, 2005

                           /s/ James L. Saner, Sr.
                           -------------------------------------------------
                           James L. Saner Sr.
                           President and Chief Executive Officer

                           May 9, 2005

                           /s/ Donald A. Benziger
                           -------------------------------------------------
                           Donald A. Benziger
                           Senior Vice President & Chief Financial Officer


                           May 9, 2005

                           /s/ James M. Anderson
                           -------------------------------------------------
                           James M. Anderson
                           Controller & Principal Accounting Officer