Form 10-Q/A
period 2005-03-31
MAINSOURCE FINANCIAL GROUP
filed 2005-08-05
CIK 720002

FORM 10-Q/A
                                (Amendment No. 1)

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

                  201 NORTH BROADWAY GREENSBURG, INDIANA 47240
                  ------------------ ------------------- -----
               (Address of principal executive offices) (Zip Code)

                                 (812) 663-0157
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Act) Yes X No ___

         As of August 4, 2005 there were outstanding 13,471,128 shares of common stock, without par value, of the registrant.

                        MAINSOURCE FINANCIAL GROUP, INC.

                   AMENDMENT TO FORM 10-Q FOR QUARTERLY PERIOD
                              ENDED MARCH 31, 2005

Explanatory Note:

         This amendment revises Item 2 (Unregistered Sales of Equity Securities) of Part II to the Quarterly Report on Form 10-Q of MainSource Financial Group, Inc. (the "Company") for the quarter ended March 31, 2005 (the "Original Report") to include the Company's repurchase of certain shares of its common stock in consideration for the sale of a portion of its insurance subsidiary.

         Except for the correction described above, the Company has not modified or updated disclosures presented in the Original Report. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosure made at the time the Original Report was filed. This Form 10-Q/A should be read in conjunction with the Original Report and the filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to any such filings.

MAINSOURCE FINANCIAL GROUP, INC.
FORM 10-Q/A

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the first quarter of 2005, the Company repurchased the following shares of its common stock:

                                                                     Total Number of Shares    Maximum Number (or Approximate
                                                                      Purchased as Part of    Dollar Value) of Shares That May
                          Total Number of                              Publicly Announced     Yet Be Purchased Under the Plans
                         Shares Purchased     Average Price Paid       Plans or Programs               or Programs (1)
        Period                                     Per Share


January 2005                                                                                            487,048
February 2005                1,209(2)              $22.55                   1,209                             0
March 2005                  62,928(3)              $21.93                     0                               0


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

(3) On March 24, 2005, the Company consummated the sale of the Kentucky division of its insurance subsidiary, MainSource Insurance, LLC. In consideration of the sale, MainSource received 62,928 shares of its common stock with an approximate value of $1.380 million.

Item 6.  Exhibits

         31.1 Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer

         31.2 Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer

MAINSOURCE FINANCIAL GROUP, INC.
FORM 10-Q/A

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       August 5, 2005

                                       /s/ James L. Saner, Sr.
                                       James L. Saner Sr.
                                       President and Chief Executive Officer

                                       August 5, 2005

                                       /s/ Donald A. Benziger
                                       Donald A. Benziger
                                       Senior Vice President & Chief Financial
                                       Officer


                                       August 5, 2005

                                       /s/ James M. Anderson
                                       James M. Anderson
                                       Administrative Vice President & Principal
                                       Accounting Officer