Form 10-Q
period 2005-06-30
MAINSOURCE FINANCIAL GROUP
filed 2005-08-09
CIK 720002

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         FOR QUARTER ENDED JUNE 30, 2005

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

     As of August 5, 2005 there were outstanding 13,471,128 shares of common stock, without par value of the registrant.

                        MAINSOURCE FINANCIAL GROUP, INC.

                                    FORM 10-Q

                                      INDEX


------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION                                           Page

Item 1.  Financial Statements

Consolidated Balance Sheets                                               3

Consolidated Statements of Income and Comprehensive Income                4

Consolidated Statements of Cash Flows                                     5

Notes to Consolidated Financial Statements                                6

Item 2.  Management's Discussion and Analysis of Financial                10
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       18

Item 4.  Controls and Procedures                                          19

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders              20

Item 6.  Exhibits                                                         20

Signatures                                                                23

                           MAINSOURCE FINANCIAL GROUP
                           CONSOLIDATED BALANCE SHEETS
               (Dollar amounts in thousands except per share data)

                                                                    (Unaudited)
                                                                      June 30,     December 31,
                                                                        2005            2004
                                                                    -----------     -----------
Assets
  Cash and due from banks                                           $    59,254     $    71,607
  Money market and federal funds sold                                     4,932           4,662
                                                                    -----------     -----------
        Cash and cash equivalents                                        64,186          76,269
  Interest bearing time deposits                                             --             304
  Investment securities
    Available for sale                                                  443,408         425,443
    Held to maturity (fair value of $3,117 and $3,414)                    2,992           3,243
                                                                    -----------     -----------
            Total investment securities                                 446,400         428,686
  Loans held for sale                                                     2,066             824
  Loans, net of allowance for loan losses of $11,275 and $11,698        902,051         917,307
  Restricted stock, at cost                                               8,080           7,902
  Premises and equipment, net                                            25,369          25,766
  Goodwill                                                               39,311          40,642
  Purchased intangible assets                                             5,839           6,429
  Cash surrender value of life insurance                                 24,922          24,776
  Interest receivable and other assets                                   22,088          20,474
                                                                    -----------     -----------
            Total assets                                            $ 1,540,312     $ 1,549,379
                                                                    ===========     ===========

Liabilities
  Deposits
    Noninterest bearing                                             $   146,398     $   145,999
    Interest bearing                                                  1,104,036       1,080,368
                                                                    -----------     -----------
            Total deposits                                            1,250,434       1,226,367
  Short-term borrowings                                                  17,692          57,175
  Federal Home Loan Bank (FHLB) advances                                 75,718          90,981
  Subordinated debentures                                                29,898          29,898
  Notes payable                                                              --           9,100
  Other liabilities                                                      11,597          12,538
                                                                    -----------     -----------
           Total liabilities                                          1,385,339       1,426,059
                                                                    -----------     -----------

Shareholders' equity
    Preferred stock, no par value
      Authorized shares - 400,000
      Issued and outstanding shares - none                                   --              --
    Common stock $.50 stated value:
      Authorized shares - 25,000,000
      Issued shares - 13,494,549 and 11,196,357
      Outstanding shares - 13,210,268 and 10,985,121                      6,750           5,600
  Common stock to be distributed, 0 and 559,818 shares                       --             280
  Treasury stock - 284,281 and 211,236, at cost                          (4,860)         (3,479)
  Additional paid-in capital                                            101,055          73,451
  Retained earnings                                                      52,496          47,371
  Accumulated other comprehensive income                                   (468)             97
                                                                    -----------     -----------
           Total shareholders' equity                                   154,973         123,320
                                                                    -----------     -----------
           Total liabilities and shareholders' equity               $ 1,540,312     $ 1,549,379
                                                                    ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           MAINSOURCE FINANCIAL GROUP
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                         Three months ended        Six months ended
                                                              June 30,                 June 30,
(Dollar amounts in thousands except per share data)        2005       2004          2005       2004
                                                        --------------------     --------------------
Interest income
  Loans, including fees                                 $ 15,208    $ 13,641     $ 29,799    $ 26,931
  Investment securities                                    4,307       3,805        8,333       7,259
  Other interest income                                       18          28           94          48
                                                        --------------------     --------------------
    Total interest income                                 19,533      17,474       38,226      34,238
                                                        --------------------     --------------------
Interest expense
  Deposits                                                 4,554       3,902        8,863       7,908
  Subordinated debentures                                    472         409          930         822
  Other borrowings                                         1,322         879        2,543       1,752
                                                        --------------------     --------------------
    Total interest expense                                 6,348       5,190       12,336      10,482
                                                        --------------------     --------------------
Net interest income                                       13,185      12,284       25,890      23,756
  Provision for loan losses                                  340          60          460          60
                                                        --------------------     --------------------
Net interest income after
  provision for loan losses                               12,845      12,224       25,430      23,696
Non-interest income
  Insurance commissions                                      523         691        1,110       1,389
  Mortgage banking                                           679         919        1,225       1,718
  Trust and investment product fees                          284         225          564         442
  Service charges on deposit accounts                      1,805       1,720        3,471       3,258
  Net realized gains on securities                           213         437          224         773
  Gain on cash surrender of life insurance                   291         264          441         512
  Interchange income                                         473         460          963         868
  Other income                                               571         546        1,420         949
                                                        --------------------     --------------------
    Total non-interest income                              4,839       5,262        9,418       9,909
                                                        --------------------     --------------------
Non-interest expense
  Salaries and employee benefits                           6,886       6,639       13,762      13,080
  Net occupancy expenses                                     824         762        1,723       1,520
  Equipment expenses                                         985         932        2,015       1,864
  Intangibles amortization                                   295         232          590         466
  Telecommunications                                         409         424          799         764
  Stationery printing and supplies                           236         250          414         469
  Other expenses                                           2,228       2,457        4,654       4,497
                                                        --------------------     --------------------
    Total non-interest expense                            11,863      11,696       23,957      22,660
                                                        --------------------     --------------------
Income before income tax                                   5,821       5,790       10,891      10,945
  Income tax expense                                       1,495       1,471        2,775       2,991
                                                        --------------------     --------------------
Net income                                              $  4,326    $  4,319     $  8,116    $  7,954
                                                        ====================     ====================

Comprehensive income (loss)                             $  6,742    $ (1,346)    $  7,625    $  3,475
                                                        ====================     ====================

Cash dividends declared per share                       $   0.13    $   0.12     $   0.26    $   0.23

Net income per share - basic                            $   0.37    $   0.39     $   0.70    $   0.71

Net income per share - diluted                          $   0.37    $   0.38     $   0.70    $   0.71

The accompanying notes are an integral part of these consolidated financial statements.

                           MAINSOURCE FINANCIAL GROUP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                                          Six months ended
                                                                              June 30,
                                                                         2005          2004
                                                                       ---------     ---------
Operating Activities
  Net income                                                           $   8,116     $   7,954
  Adjustments to reconcile net income to net cash
   provided by operating activities:
        Provision for loan losses                                            460            60
        Depreciation and amortization                                      1,561         1,263
        Securities amortization, net                                         806         1,405
        Amortization of core deposit intangibles                             590           466
        Increase in cash surrender value of life insurance policies         (441)         (296)
        Gain on life insurance benefit                                       (85)           --
        Investment securities gains                                         (224)         (773)
        Change in loans held for sale                                     (1,242)         (210)
        Change in other assets and liabilities                            (2,255)          845
                                                                       ---------     ---------
             Net cash provided by operating activities                     7,286        10,714

Investing Activities
   Net change in short-term investments                                      304            --
   Proceeds from maturities and payments
     on securities held to maturity                                          277           137
   Purchases of securities available for sale                           (104,924)      (98,478)
   Proceeds from maturities and payments
     on securities available for sale                                     60,310        53,363
   Proceeds from sales of securities available for sale                   24,929        49,955
   Purchases of restricted stock                                              --          (504)
   Proceeds from life insurance benefit                                      400
   Loan originations and payments, net                                    14,796        (8,678)
   Purchases of premises and equipment                                    (1,164)         (800)
   Cash paid for bank acquisitions, net                                       --          (135)
                                                                       ---------     ---------
            Net cash provided (used) by investing activities              (5,072)       (5,140)

Financing Activities
   Net change in deposits                                                 24,067       (73,030)
   Net change in short-term borrowings                                   (39,483)       39,821
   Repayment of long-term debt                                            (9,100)       (2,100)
   Proceeds from FHLB advances                                            68,000        40,000
   Repayment of FHLB advances                                            (83,263)       (6,045)
   Proceeds from stock issue                                              28,490            --
   Purchase of treasury shares                                               (27)         (982)
   Cash dividends and fractional stock dividends                          (3,009)       (2,629)
   Proceeds from exercise of stock options                                    28            28
                                                                       ---------     ---------
             Net cash provided (used) by financing activities            (14,297)       (4,937)
                                                                       ---------     ---------
Net change in cash and cash equivalents                                  (12,083)          637
Cash and cash equivalents, beginning of year                              76,269        56,854
                                                                       ---------     ---------
Cash and cash equivalents, end of year                                 $  64,186     $  57,491
                                                                       =========     =========

See Note 3 regarding non-cash transaction included in acquisitions. The accompanying notes are an integral part of these consolidated financial statements.

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

                                                   For the three months ended         For the six months ended
                                                 -------------------------------  --------------------------------
                                                 June 30, 2005     June 30, 2004  June 30, 2005      June 30, 2004
                                                 -------------     -------------  -------------      -------------
Net income as reported                               $4,326            $4,319         $8,116             $7,954
Deduct: Stock-based compensation expense
     determined under fair value based method            39                20             80                 51
                                                     ------            ------         ------             ------
Pro forma net income                                 $4,287            $4,299         $8,036             $7,903

Basic earnings per share as reported                  $0.37             $0.39          $0.70              $0.71
Pro forma basic earnings per share                    $0.37             $0.38          $0.69              $0.71

Diluted earnings per share as reported                $0.37             $0.38          $0.70              $0.71
Pro forma diluted earnings per share                  $0.36             $0.38          $0.69              $0.71

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

In March 2005, the Company executed a definitive agreement to acquire The Madison Bank & Trust Company ("Madison"). Madison, which has approximately $180,000 in assets, operates a total of five offices with four in Jefferson County, Indiana and one in Ohio County, Indiana. The transaction is expected to close in the third quarter of 2005.

In March 2005, the Company disposed of the Kentucky division of MainSource Insurance to its previous owners. The consideration received by the Company totaled shares of the Company's common stock with an approximate value of $1,380.

NOTE 4 - SECURITIES

The fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                                   Gross             Gross
                                                  Fair          Unrealized        Unrealized
As of June 30, 2005                               Value            Gains             Losses
--------------------------------------------------------------------------------------------
Available for Sale
   Federal agencies                             $ 66,185           $   74            $ (706)
   State and municipal                           105,669           $1,540              (548)
   Mortgage-backed securities                    256,726             $599            (2,371)
   Equity and other securities                    14,828             $477                (2)
--------------------------------------------------------------------------------------------
     Total available for sale                   $443,408           $2,690           ($3,627)
--------------------------------------------------------------------------------------------

As of December 31, 2004
--------------------------------------------------------------------------------------------
Available for Sale
   Federal agencies                             $ 56,557           $  152             ($388)
   State and municipal                            88,338            1,546              (583)
   Mortgage-backed securities                    262,690            1,005            (1,924)
   Equity and other securities                    17,858              427               (60)
--------------------------------------------------------------------------------------------
     Total available for sale                   $425,443           $3,130           ($2,955)
--------------------------------------------------------------------------------------------

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

                                                                    Gross              Gross
                                                 Carrying       Unrecognized        Unrecognized    Fair
As of June 30, 2005                               Amount            Gains              Losses       Value
-----------------------------------------------------------------------------------------------------------
 Held to Maturity
   State and municipal                            $2,160             $ 52                $-         $2,212
   Other securities                                  832               73                 -            905
-----------------------------------------------------------------------------------------------------------
     Total held to maturity                       $2,992             $125                $-         $3,117
-----------------------------------------------------------------------------------------------------------

As of December 31, 2004
-----------------------------------------------------------------------------------------------------------
 Held to Maturity
   State and municipal                            $2,439             $ 74                $-         $2,513
   Other securities                                  804               97                 -            901
-----------------------------------------------------------------------------------------------------------
     Total held to maturity                       $3,243             $171                $-         $3,414
-----------------------------------------------------------------------------------------------------------


NOTE 5 - LOANS AND ALLOWANCE

                                                                    June 30,      December 31,
                                                                      2005             2004
-----------------------------------------------------------------------------------------------
Commercial and industrial loans                                     $ 159,777        $ 154,717
Agricultural production financing                                      28,449           22,647
Farm real estate                                                       37,358           38,281
Commercial real estate                                                133,475          133,360
Hotel                                                                  57,796           80,234
Residential real estate                                               344,083          353,515
Construction and development                                           38,214           37,821
Consumer                                                              114,174          108,430
                                                             ----------------------------------
           Total loans                                                913,326          929,005
                                                             ----------------------------------
Allowance for loan losses                                             (11,275)         (11,698)
-----------------------------------------------------------------------------------------------
           Net loans                                                $ 902,051        $ 917,307
-----------------------------------------------------------------------------------------------

Activity in the allowance for loan losses was as follows:
-----------------------------------------------------------------
                                               2005        2004
-----------------------------------------------------------------
Allowance for loan losses
-----------------------------------------------------------------
   Balances, January 1                      $ 11,698    $ 11,509
   Addition resulting from acquisition             -       1,775
   Provision for losses                          460          60
   Recoveries on loans                           117         201
   Loans charged off                          (1,000)     (1,291)
-----------------------------------------------------------------
   Balances, June 30                        $ 11,275    $ 12,254
-----------------------------------------------------------------

NOTE 6 - DEPOSITS                                    June 30,     December 31,
                                                       2005           2004
                                                  -------------  -------------

   Non-interest-bearing demand                     $   146,398    $   145,999
   Interest-bearing demand                             357,692        310,306
   Savings                                             303,703        304,230
   Certificates of deposit of $100 or more             116,021        117,361
   Other certificates and time deposits                326,620        348,471
                                                  -------------  -------------
     Total deposits                                $ 1,250,434    $ 1,226,367
                                                  =============  =============


NOTE 7 - EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

For the three months ended                     June 30, 2005                            June 30, 2004
                                ----------------------------------------   ----------------------------------------
                                                  Weighted         Per                     Weighted          Per
                                    Net           Average         Share       Net          Average          Share
                                   Income          Shares         Amount     Income         Shares          Amount
                                   ------          ------         ------     ------         ------          ------
Basic earnings per share:
Income available to
     common shareholders        $    4,326      11,738,688      $   0.37   $    4,319      11,215,135      $   0.39
                                ----------                      --------   ----------                      --------
Effect of dilutive shares                           13,143                                     15,292
                                                ----------                                 ----------
Diluted earnings per share      $    4,326      11,751,831      $   0.37   $    4,319      11,230,427      $   0.38
                                ==========      ==========      ========   ==========      ==========      ========


For the six months ended                       June 30, 2005                            June 30, 2004
                                ----------------------------------------   ----------------------------------------
                                                  Weighted         Per                     Weighted          Per
                                    Net           Average         Share       Net          Average          Share
                                   Income          Shares         Amount     Income         Shares          Amount
                                   ------          ------         ------     ------         ------          ------
Basic earnings per share:
Income available to
     common shareholders        $    8,116      11,633,685      $   0.70   $    7,954      11,165,867      $   0.71
                                ----------                      --------   ----------                      --------
Effect of dilutive shares                           15,853                                     16,854
                                                ----------                                 ----------
Diluted earnings per share      $    8,116      11,649,538      $   0.70   $    7,954      11,182,721      $   0.71
                                ==========      ==========      ========   ==========      ==========      ========

Stock options for 128,425 shares of common stock were not considered in computing diluted earnings per common share for the three months and six months ending June 30, 2005 because they were antidilutive.

NOTE 8 - SUBSEQUENT EVENT.

On July 8, 2005, the Company sold an additional 260,860 shares of its common stock to the public pursuant to the overallotment option in its public offering that closed during the second quarter. Including this additional sale, the net proceeds of the offering were approximately $32,900, before expenses. The majority of the proceeds will be used in connection with the Company's purchase of The Madison Bank and Trust Company, which is anticipated to be completed in the third quarter of 2005.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Overview

MainSource Financial Group, Inc. ("Company") is a multi-bank, financial holding company that provides an array of financial services and is headquartered in Greensburg, Indiana. The Company's shares trade on the NASDAQ national market under the symbol MSFG. On June 30, 2005, the Company controlled three bank subsidiaries, MainSource Bank, MainSource Bank of Illinois, and Peoples Trust Company ("Peoples"). In addition to the banking subsidiaries, the Company owned the following subsidiaries: MainSource Insurance, LLC, MainSource Statutory Trust I, MainSource Statutory Trust II, MainSource Statutory Trust III, IUB Reinsurance Company, Ltd., MSB Investments of Nevada, Inc., MainSource Title, LLC, and MainSource Mortgage, LLC. As required by current accounting guidance, the trusts are no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by the trusts as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company. During the first quarter of 2005, the Company sold the Kentucky division of MainSource Insurance at its approximate book value.

In June 2005, the Company completed a public offering of approximately 1.7 million shares of its common stock at a price to the public of $17.50 per share, resulting in net proceeds of approximately $28,609 before expenses. On July 8, 2005, the Company sold 260,860 additional shares pursuant to the overallotment option on the public offering, resulting in additional net proceeds of approximately $4,291.

The Company continues to actively pursue various acquisition opportunities, and we expect to continue to review such opportunities in the future, including branches, whole banks, and other financial service providers.

Forward-Looking Statements

Except for historical information contained herein, the discussion in this Form 10-Q quarterly report includes certain forward-looking statements based upon management expectations. Factors which could cause future results to differ from these expectations include the following: an inability to find suitable acquisition candidates, or unexpected losses or expenses from acquisitions; loss of key management personnel; general economic conditions;legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the costs of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Company's loan and investment portfolios.

The forward-looking statements included in the Management's Discussion and Analysis ("MD&A") relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, and other similar matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in the MD&A and in the Company's other public filings.

Results of Operations

Net income for the second quarter of 2005 was $4,326 compared to $4,319 for the second quarter of 2004. Diluted earnings per share for the second quarter totaled $0.37 in 2005, which was a 2.6% decrease compared to the $0.38 per share reported in the second quarter of 2004. In June 2005, the Company completed a public offering of approximately 1.7 million shares of common stock. As previously announced, the majority of the proceeds from this offering and the subsequent sale in July 2005 of shares pursuant to the overallotment option, will be used in the acquisition of The Madison Bank and Trust Company, which is expected to close in the third quarter of 2005. Excluding the effect of the additional shares issued in the offering, the Company's earnings per share would have been $0.38. For the six months ended June 30, 2005, the Company reported earnings per share of $0.70, which represents a 1.4% decrease compared to the $0.71 reported for the same period a year ago.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Second quarter net interest income of $13,185 in 2005 was an increase of 7.3% versus the second quarter of 2004. Average earning assets increased 4.6% while net interest margin, on a fully-taxable equivalent basis, was 4.04% for the second quarter of 2005 compared to 3.85% for the same period a year ago. For the six months ended June 30, 2005, the Company's net interest margin was 3.95% versus 3.72% a year ago. The increase in the Company's net interest margin was primarily attributable to an increase in the Company's yield on earning assets. The Company's cost of funds also increased, but to a lesser extent.

Provision for Loan Losses

See "Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses" below.

Non-interest Income

Second quarter non-interest income for 2005 was $4,839 compared to $5,262 for the second quarter of 2004. This decrease was primarily attributable to a decrease in mortgage banking income, lower insurance commissions and a lower level of securities gains. Mortgage banking income, which consists of gains and losses on loan sales and service fee income, was $679 for the second quarter of 2005 versus $919 for the second quarter of 2004. This decrease was primarily due to lower refinancing activity versus the prior year. Insurance commissions decreased due to the aforementioned sale of the Kentucky division of MainSource Insurance during the quarter. Partially offsetting these decreases was an increase in service charges on deposit accounts and increases resulting from the acquisition of Peoples Trust Company in June 2004.

For the six months ended June 30, 2005, non-interest income was $9,418 compared to $9,909 for the same period a year ago. The 5.0% decrease was primarily attributable to the decrease in mortgage banking income and lower gains on sales of investment securities.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Non-interest expense

Total non-interest expense was $11,863 for the second quarter of 2005, which represented an increase of 1.4% from the second quarter of 2004. Normal increases in staffing costs and staff increases associated with the acquisition of Peoples Trust Company in June 2004 were partially offset by the cost savings related to the consolidation of the Indiana bank charters and the disposal of the Kentucky division of the Company's insurance subsidiary.

Income Taxes

The effective tax rate for the first six months was 25.5% for 2005 compared to 27.3% for the same period a year ago. The decrease in the Company's effective tax rate was primarily attributable to increased income from tax-free municipal securities. The Company and its subsidiaries file consolidated income tax returns.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Financial Condition

Total assets at June 30, 2005 were $1,540,386 compared to $1,549,379 as of December 31, 2004. Average earning assets represented 90.2% of average total assets for the first six months of 2005 and 90.3% for the same period in 2004. Average loans represented 76.2% of average deposits in the first six months of 2005 and 74.0% for the comparable period in 2004. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 60.4% and 60.1% for the six-month period ended June 30, 2005 and 2004 respectively.

The increase in deposits of $24,067 from December 31, 2004 to June 30, 2005 was due primarily to the seasonal fluctuation of public fund deposits.

Shareholders' equity was $154,973 on June 30, 2005 compared to $123,320 on December 31, 2004. Book value (shareholders' equity) per common share was $11.74 at June 30, 2005 versus $10.68 at year-end 2004. Accumulated other comprehensive income decreased book value per share by $0.04 at June 30, 2005 and increased book value per share $0.01 at December 31, 2004. Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders' equity.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 37.7% of total loans at June 30, 2005 and 38.1% at December 31, 2004.

On June 30, 2005, the Company had $2,066 of residential real estate loans held for sale, which was an increase from the year-end balance of $824. The Company generally retains the servicing rights on mortgages sold.

Non-performing assets totaled $14,326, or 0.93% of total assets, as of June 30, 2005, compared to $17,548, or 1.18% of total assets, as of March 31, 2005, and $15,732, or 1.02% of assets at year-end 2004. The allowance for loan losses was $11,275 as of June 30, 2005 and represented 1.23% of total outstanding loans compared to $11,698 as of December 31, 2004 or 1.26% of total outstanding loans. This decrease in the allowance as a percent of total outstanding loans was primarily attributable to the decrease in identified problem credits.

The provision for loan losses was $340 in the second quarter of 2005 compared to $60 for the same period in 2004. The increase in the provision in 2005 was primarily attributable to the increase in the balance of non-performing loans versus the prior year and the corresponding increase in specific allowance allocations for these loans. The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and information about specific borrower situations. The allowance for loan losses as of June 30, 2005 was considered adequate by management.

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

As of June 30, 2005, $443,408 of investment securities were classified as "available for sale" ("AFS") and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity. An unrealized pre-tax loss of $937 was recorded to adjust the AFS portfolio to current market value at June 30, 2005, compared to an unrealized pre-tax gain of $175 at December 31, 2004. Unrealized losses on AFS securities have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreement to repurchase and shareholders' equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 88.0% and 89.9% of total average earning assets for the periods ending June 30, 2005 and 2004. Total interest-bearing deposits averaged 88.5% and 89.6% of average total deposits for the periods ending June 30, 2005 and 2004, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $75,718 outstanding at June 30, 2005. These advances have interest rates ranging from 2.36% to 6.58%. Approximately $30,000 of these advances were obtained for short-term liquidity needs and had original maturities of six months or less. The remaining advances were originally long-term advances with approximately $5,000 maturing in 2005, $15,000 maturing in 2007, $5,000 maturing in 2010 and $20,000 maturing in 2012.

Capital Resources

Total shareholders' equity was $154,973 at June 30, 2005, which was an increase of $31,653 compared to the $123,320 of shareholders' equity at December 31, 2004. In June 2005, the Company completed a public offering of approximately 1.7 million shares of common stock. The net proceeds from the offering were $28,490, net of the underwriting discount and expenses. Subsequent to the end of the quarter, the Company sold additional shares of common stock pursuant to the overallotment option granted in the offering, raising additional net proceeds of approximately $4,291.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital consists of shareholders' equity, excluding accumulated other comprehensive income, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At June 30, 2005, Tier 1 capital to total average assets was 9.30%. Tier 1

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

capital to risk-adjusted assets was 14.06%. Total capital to risk-adjusted assets was 15.20%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.13 per share in the second quarter of 2005 versus $0.12 for the second quarter of 2004. For the six months ended June 30, 2005, the Company declared and paid common dividends of $0.26 per share compared to $0.23 for the same period a year ago.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 78.7% of total earning assets for the six months ended June 30, 2005 and 79.0% for the same period in 2004.

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

Effective asset/liability management requires the maintenance of a proper ratio between maturing or repriceable interest-earning assets and interest-bearing liabilities. It is the policy of the Company that the cumulative gap divided by total assets must be not greater than plus or minus 20% at the 3-month, 6-month, and 1-year time horizons.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

At June 30, 2005, the Company held $665,822 million in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2005 from the analysis and disclosures provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.  Controls and Procedures

As of the end of the quarterly period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms as of such date.

There was no change in the Company's internal control over financial reporting that occurred during the Company's second fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of shareholder of the Company was held on May 25, 2005.
     (b) The sole matter voted upon at the meeting and the votes cast with respect to such matter are as follows:

Proposals and Vote Tabulations
                                                           Votes Cast
Election of Directors
                                                  ---------------------------
Director                                             For             Withheld
--------                                          ---------------------------

William G. Barron                                 10,428,305          107,511
Brian J. Crall                                    10,470,863           64,953
Philip A. Frantz                                  10,368,112          167,704
Rick S. Hartman                                   10,359,763          176,053
D.J. Hines                                        10,471,266           64,550
Robert E. Hoptry                                  10,465,296           70,520
Douglas I. Kunkel                                 10,402,630          133,187
James L. Saner, Sr.                               10,475,721           60,095


Item 6.  Exhibits

     2.1 Agreement and Plan of Merger dated as of March 10, 2005, among the Registrant, MainSource Bank, National City Corporation and The Madison Bank & Trust Company (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended March 31, 2005, filed May 9, 2005 with the commission (Commission File 0-12422)).

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

     31.1 Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer

     31.2 Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer

         The following exhibits shall not be deemed filed for purposes of
Section 18 of the Securities Exchange Act of 1934, and are not incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates them by reference.

     32.1 Certification pursuant to Section 1350 by Chief Executive Officer

     32.2 Certification pursuant to Section 1350 by Chief Financial Officer

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   MAINSOURCE FINANCIAL GROUP, INC.


                   August 8, 2005

                   /s/ James L. Saner, Sr.
                   -------------------------------------------------
                   James L. Saner Sr.
                   President and Chief Executive Officer

                   August 8, 2005

                   /s/ Donald A. Benziger
                   -------------------------------------------------
                   Donald A. Benziger
                   Senior Vice President & Chief Financial Officer


                   August 8, 2005

                   /s/ James M. Anderson
                   -------------------------------------------------
                   James M. Anderson
                   Administrative Vice President & Principal Accounting Officer