Form 10-Q
period 2005-09-30
MAINSOURCE FINANCIAL GROUP
filed 2005-11-09
CIK 720002

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED SEPTEMBER 30, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  X    No
                                                   ---      ---

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes  X    No
                                                   ---      ---

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).    Yes       No  X
                                                   ---      ---

     As of November 8, 2005 there were outstanding 13,471,128 shares of common stock, without par value of the registrant.

                        MAINSOURCE FINANCIAL GROUP, INC.

                                    FORM 10-Q

                                      INDEX


------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION                                           Page

Item 1.  Financial Statements

Consolidated Balance Sheets                                               3

Consolidated Statements of Income and Comprehensive Income                4

Consolidated Statements of Cash Flows                                     5

Notes to Consolidated Financial Statements                                6

Item 2.  Management's Discussion and Analysis of Financial                13
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       20

Item 4.  Controls and Procedures                                          21

PART II.  OTHER INFORMATION

Item 6.  Exhibits                                                         22

Signatures                                                                24


                           MAINSOURCE FINANCIAL GROUP
                           CONSOLIDATED BALANCE SHEETS
               (Dollar amounts in thousands except per share data)


                                             (Unaudited)
                                            September 30,         December 31,
                                                2005                  2004
                                           ---------------       ---------------
Assets
  Cash and due from banks                  $       51,129        $       71,607
  Money market and federal funds sold                 782                 4,662
                                           ---------------       ---------------
       Cash and cash equivalents                   51,911                76,269
  Interest bearing time deposits                      -                     304
  Investment securities
    Available for sale                            472,363               425,443
    Held to maturity (fair value of
      $0 and $3,414)                                  -                   3,243
                                           ---------------       ---------------
         Total investment securities              472,363               428,686
  Loans held for sale                               2,010                   824
  Loans, net of allowance for loan
    losses of $12,463 and $11,698                 964,937               917,307
  Restricted stock, at cost                        10,929                 7,902
  Premises and equipment, net                      28,131                25,766
  Goodwill                                         55,560                40,642
  Purchased intangible assets                       5,544                 6,429
  Cash surrender value of life insurance           25,135                24,776
  Interest receivable and other assets             22,990                20,474
                                           ---------------       ---------------
         Total assets                      $    1,639,510        $    1,549,379
                                           ===============       ===============

Liabilities
  Deposits
    Noninterest bearing                    $      166,009        $      145,999
    Interest bearing                            1,152,822             1,080,368
                                           ---------------       ---------------
         Total deposits                         1,318,831             1,226,367
  Short-term borrowings                            54,884                57,175
  Federal Home Loan Bank (FHLB) advances           61,627                90,981
  Subordinated debentures                          29,898                29,898
  Notes payable                                       -                   9,100
  Other liabilities                                12,737                12,538
                                           ---------------       ---------------
         Total liabilities                      1,477,977             1,426,059
                                           ---------------       ---------------

Shareholders' equity
  Preferred stock, no par value
    Authorized shares - 400,000
    Issued and outstanding shares - none              -                     -
  Common stock $.50 stated value:
    Authorized shares - 25,000,000
    Issued shares - 13,755,409 and
      11,196,357
    Outstanding shares - 13,471,128
      and 10,985,121                                6,880                 5,600
  Common stock to be distributed, 0 and
    559,818 shares                                    -                     280
  Treasury stock - 284,281 and 211,236,
    at cost                                        (4,860)               (3,479)
  Additional paid-in capital                      105,102                73,451
  Retained earnings                                55,277                47,371
  Accumulated other comprehensive income             (866)                   97
                                           ---------------       ---------------
         Total shareholders' equity               161,533               123,320
                                           ---------------       ---------------
         Total liabilities and
         shareholders' equity              $    1,639,510        $    1,549,379
                                           ===============       ===============

The accompanying notes are an integral part of these consolidated financial statements.



                           MAINSOURCE FINANCIAL GROUP
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                     Three months ended      Nine months ended
                                        September 30,           September 30,
(Dollar amounts in thousands          2005       2004         2005       2004
except per share data)             ---------------------   ----------  ---------

Interest income
  Loans, including fees            $  15,871  $  15,022    $  45,670   $ 41,953
  Investment securities                4,661      3,948       12,994     11,207
  Other interest income                   66         15          160         46
                                   ---------------------   ----------  ---------
    Total interest income             20,598     18,985       58,824     53,206
                                   ---------------------   ----------  ---------
Interest expense
  Deposits                             5,061      3,948       13,924     11,856
  Subordinated debentures                493      1,095        1,423      2,847
  Other borrowings                     1,415        442        3,958      1,247
                                   ---------------------   ----------  ---------
    Total interest expense             6,969      5,485       19,305     15,950
                                   ---------------------   ----------  ---------
Net interest income                   13,629     13,500       39,519     37,256
  Provision for loan losses              480        270          940        330
                                   ---------------------   ----------  ---------
Net interest income after
  Provision for loan losses           13,149     13,230       38,579     36,926
Non-interest income
  Insurance commissions                  435        706        1,545      2,095
  Mortgage banking                       805        701        2,030      2,419
  Trust and investment product
    fees                                 282        228          846        670
  Service charges on deposit
    accounts                           1,964      1,931        5,435      5,189
  Net realized gains on securities        18         44          242        817
  Increase in CSV of BOLI                222        254          663        766
  Interchange income                     506        474        1,469      1,342
  Other income                           713        445        2,133      1,394
                                   ---------------------   ----------  ---------
    Total non-interest income          4,945      4,783       14,363     14,692
                                   ---------------------   ----------  ---------
Non-interest expense
  Salaries and employee benefits       6,835      6,388       20,597     19,468
  Net occupancy expenses                 870        824        2,593      2,344
  Equipment expenses                     952      1,047        2,967      2,911
  Intangibles amortization               295        296          885        762
  Telecommunications                     434        409        1,233      1,173
  Stationery printing and supplies       271        253          685        722
  Other expenses                       2,416      2,430        7,070      6,927
                                   ---------------------   ----------  ---------
    Total non-interest expense        12,073     11,647       36,030     34,307
                                   ---------------------   ----------  ---------
Income before income tax               6,021      6,366       16,912     17,311
  Income tax expense                   1,489      1,760        4,264      4,751
                                   ---------------------   ----------  ---------
Net income                         $   4,532  $   4,606    $  12,648   $ 12,560
                                   =====================   ==========  =========

Comprehensive income               $   4,134  $   9,382    $  11,759   $ 12,857
                                   =====================   ==========  =========

Cash dividends declared per share  $    0.13  $    0.12    $    0.39   $   0.35

Net income per share - basic and
diluted                            $    0.34  $    0.40    $    1.03   $   1.11

The accompanying notes are an integral part of these consolidated financial statements.



                           MAINSOURCE FINANCIAL GROUP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)

                                                                                              Nine months ended
                                                                                                September 30,
                                                                                             2005             2004
-------------------------------------------------------------------------------------------------------   ---------------
Operating Activities
  Net income                                                                              $    12,648      $    12,560
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for loan losses                                                                    940               330
     Depreciation and amortization                                                              2,313             2,210
     Securities amortization, net                                                               1,063             1,932
     Amortization of core deposit intangibles                                                     885               762
     Increase in cash surrender value of life insurance policies                                 (663)             (527)
     Gain on life insurance benefit                                                               (85)              -
     Investment securities gains                                                                 (242)             (817)
     Change in loans held for sale                                                             (1,186)             (170)
     Change in other assets and liabilities                                                    (2,132)            1,711
                                                                                         --------------   ---------------
        Net cash provided by operating activities                                              13,541            17,991

Investing Activities
  Net change in short-term investments                                                            304                -
  Proceeds from maturities and payments
   on securities held to maturity                                                                 277                237
  Purchases of securities available for sale                                                 (164,517)          (132,136)
  Proceeds from maturities and payments
   on securities available for sale                                                            92,313             74,621
  Proceeds from sales of securities available for sale                                         25,534             69,764
  Purchases of restricted stock                                                                (2,834)              (640)
  Proceeds from life insurance benefit                                                            400                -
  Loan originations and payments, net                                                           5,765             (8,618)
  Purchases of premises and equipment                                                          (2,949)            (1,790)
  Cash received/(paid) for bank acquisitions, net                                             112,885               (342)
                                                                                         --------------   ---------------
     Net cash provided (used) by investing activities                                          67,178              1,096

Financing Activities
  Net change in deposits                                                                      (92,240)           (56,727)
  Net change in short-term borrowings                                                          (2,291)            13,795
  Repayment of long-term debt                                                                  (9,100)            (2,100)
  Proceeds from FHLB advances                                                                 220,000             78,500
  Repayment of FHLB advances                                                                 (249,354)           (41,860)
  Proceeds from stock issue                                                                    32,667                -
  Purchase of treasury shares                                                                     (27)            (1,153)
  Cash dividends and fractional stock dividends                                                (4,760)            (4,003)
  Proceeds from exercise of stock options                                                          28                 28
                                                                                         --------------   ---------------
     Net cash provided (used) by financing activities                                        (105,077)           (13,520)
                                                                                         --------------   ---------------
Net change in cash and cash equivalents                                                       (24,358)             5,567
Cash and cash equivalents, beginning of year                                                   76,269             56,854
                                                                                         --------------   ---------------
Cash and cash equivalents, end of year                                                    $    51,911      $      62,421
                                                                                         ==============   ===============


See  Note 3  regarding  non-cash  transactions  included  in  acquisitions.
The accompanying notes are an integral part of these consolidated financial statements.



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





                                    For the three months    For the nine months
                                          ended                   ended
                                   ---------------------   ---------------------
                                   9/30/2005   9/30/2004   9/30/2005   9/30/2004
                                   ---------   ---------   ---------   ---------
Net income as reported               $4,532      $4,606     $12,648     $12,560
Deduct: Stock-based compensation
    expense determined under fair
    value based method                   39          20         119          71
                                   ---------   ---------   ---------   ---------
Pro forma net income                 $4,493      $4,586     $12,529     $12,489

Basic earnings per share as
reported                              $0.34       $0.40       $1.03       $1.11
Pro forma basic earnings per share    $0.33       $0.40       $1.02       $1.11

Diluted earnings per share as
reported                              $0.34       $0.40       $1.03       $1.11
Pro forma diluted earnings
per share                             $0.33       $0.40       $1.02       $1.10






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

NOTE 3 - ACQUISITIONS

In August 2005, the Company consummated its acquisition of The Madison Bank & Trust Company ("Madison"). As of the date of acquisition, Madison had four branches in Jefferson County and one in Ohio County. Simultaneous to the closing, the Company closed one of the acquired branches in Jefferson County and two of its existing branches in Jefferson County. As a result of this acquisition, the Company expects to expand its geographical presence in southern Indiana, increase its customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale. As of the date of acquisition, the acquired company had $142,046 of cash and cash equivalents, $54,335 of net loans, and $184,704 of deposits. Goodwill of $16,249 was also recorded. As of the date of this report, the Company was in the process of obtaining third party valuations and completing fair value estimates for certain assets acquired and liabilities assumed, and the allocation of the purchase price is subject to refinement. This would include a core deposit intangible that would reduce goodwill. The results of operations for this acquisition have been included since the transaction date which was August 26, 2005.

In March 2005, the Company disposed of the Kentucky division of MainSource Insurance to its previous owners. The consideration received by the Company was shares of the Company's common stock with an approximate value of $1,380.

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

In August 2005, the Company executed a definitive agreement to acquire Union Community Bancorp ("Union"). Union, which has approximately $265,000 in assets, operates six Indiana offices located in Montgomery, Fountain, Warren and Tippecanoe Counties. The transaction is expected to close in the first quarter of 2006.

In September 2005, the Company executed a definitive agreement to acquire Peoples Ohio Financial Corporation ("Peoples"). Peoples, which has approximately $200,000 in assets, operates six Ohio offices located in Miami and Northern Montgomery Counties. The transaction is expected to close in the first quarter of 2006.

In October 2005, the Company executed a definitive agreement to acquire HFS Bank, F.S.B. ("HFS"). HFS, which has approximately $236,000 in assets, operates a total of six offices in Hobart, Portage, Griffith and Crown Point, Indiana. The transaction is expected to close in the second quarter of 2006.

NOTE 4 - SECURITIES

The fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income (loss) were as follows:


                                                              Gross            Gross
                                               Fair         Unrealized      Unrealized
As of September 30, 2005                      Value           Gains           Losses
-----------------------------------------------------------------------------------------
Available for Sale
  US Treasury & Federal agencies              $73,368            $145           ($936)
  State and municipal                         120,726          $1,941            (601)
  Mortgage-backed securities                  260,730            $525          (3,245)
  Equity and other securities                  17,539            $535             (84)
-----------------------------------------------------------------------------------------
   Total available for sale                  $472,363          $3,146         ($4,866)
-----------------------------------------------------------------------------------------

As of December 31, 2004
-----------------------------------------------------------------------------------------
Available for Sale
  US Treasury & Federal agencies              $56,557            $152           ($388)
  State and municipal                          88,338           1,546            (583)
  Mortgage-backed securities                  262,690           1,005          (1,924)
  Equity and other securities                  17,858             427             (60)
-----------------------------------------------------------------------------------------
   Total available for sale                  $425,443          $3,130         ($2,955)
-----------------------------------------------------------------------------------------


The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:


                                                              Gross            Gross
                                            Carrying       Unrecognized    Unrecognized          Fair
As of September 30, 2005                     Amount           Gains           Losses            Value
----------------------------------------------------------------------------------------------------------
Held to Maturity
  State and municipal                            $-              $-              $-               $-
  Other securities                                -               -               -                -
----------------------------------------------------------------------------------------------------------
   Total held to maturity                        $-              $-              $-               $-
----------------------------------------------------------------------------------------------------------

As of December 31, 2004
----------------------------------------------------------------------------------------------------------
Held to Maturity
  State and municipal                          $2,439             $74            $-             $2,513
  Other securities                                804              97             -                901
----------------------------------------------------------------------------------------------------------
   Total held to maturity                      $3,243            $171            $-             $3,414
----------------------------------------------------------------------------------------------------------



During the third quarter of 2005, management transferred all held-to-maturity securities to the available-for-sale category. The redesignation resulted in the transfer of securities with an amortized cost of $3,005 and a fair value of $3,113 from held-to-maturity to available-for-sale. This transfer resulted in an increase to shareholders' equity of $70 as of September 30, 2005.

NOTE 5 - LOANS AND ALLOWANCE


                                                September 30,    December 31,
                                                   2005             2004
--------------------------------------------------------------------------------

Commercial and industrial loans                 $    146,993     $   154,717
Agricultural production financing                     27,287          22,647
Farm real estate                                      37,383          38,281
Commercial real estate                               160,242         133,360
Hotel                                                 59,593          80,234
Residential real estate                              375,661         353,515
Construction and development                          46,002          37,821
Consumer                                             124,239         108,430
                                                -------------    ---------------
      Total loans                                    977,400         929,005
                                                -------------    ---------------
Allowance for loan lossess                           (12,463)        (11,698)
--------------------------------------------------------------------------------
      Net loans                                 $    964,937     $   917,307
--------------------------------------------------------------------------------


Activity in the allowance for loan losses was as follows:
--------------------------------------------------------------------------------
                                                      2005             2004
--------------------------------------------------------------------------------
Allowance for loan losses
    Balances, January 1                         $     11,698     $    11,509
    Addition resulting from acquisition                1,500           1,775
    Provision for losses                                 940             330
    Recoveries on loans                                  213             259
    Loans charged off                                 (1,888)         (1,974)
--------------------------------------------------------------------------------
    Balances, September 30                      $     12,463     $    11,899
--------------------------------------------------------------------------------


NOTE 6 - DEPOSITS


                                                September 30,    December 31,
                                                   2005             2004
                                                --------------   --------------
   Non-interest-bearing demand                  $     166,009    $     145,999
   Interest-bearing demand                            307,109          310,306
   Savings                                            323,904          304,230
   Certificates of deposit of $100 or more            155,094          117,361
   Other certificates and time deposits               366,715          348,471
                                                --------------   --------------
      Total deposits                            $   1,318,831    $    1,226,367
                                                ==============   ==============


NOTE 7 - EARNINGS PER SHARE


Earnings per share (EPS) were computed as follows:

For the three months ended                         September 30, 2005                                 September 30, 2004
                                      ---------------------------------------------     -------------------------------------------
                                                       Weighted            Per                             Weighted            Per
                                         Net           Average            Share             Net            Average            Share
                                       Income           Shares           Amount            Income           Shares            Amount
Basic earnings per share:
Income available to
  common shareholders                    $4,532        13,431,432            $0.34            $4,606       11,548,090         $0.40
                                      ----------                       ------------     -------------                      --------
Effect of dilutive shares                                  12,059                                              11,866
                                                    ---------------                                       ---------------
Diluted earnings per share               $4,532        13,443,491            $0.34            $4,606       11,559,956         $0.40
                                      ==========    ===============    ============     =============     ===============  ========


For the nine months ended                          September 30, 2005                                 September 30, 2004
                                      ---------------------------------------------     -------------------------------------------
                                                       Weighted            Per                             Weighted            Per
                                         Net           Average            Share             Net            Average            Share
                                       Income           Shares           Amount            Income           Shares            Amount
Basic earnings per share:
Income available to
  common shareholders                   $12,648        12,239,519            $1.03           $12,560       11,294,121         $1.11
                                      ----------                       ------------     -------------                      --------
Effect of dilutive shares                                  14,655                                              15,308
                                                    ---------------                                       ---------------
Diluted earnings per share              $12,648        12,254,174            $1.03           $12,560       11,309,429         $1.11
                                      ==========    ===============    ============     =============     ===============  ========


Stock options for 128,425 shares of common stock were not considered in computing diluted earnings per common share for the three months and nine months ended September 30, 2005 because they were antidilutive.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Item 2.

Overview

MainSource Financial Group, Inc. ("Company") is a multi-bank, financial holding company that provides an array of financial services and is headquartered in Greensburg, Indiana. The Company's shares trade on the NASDAQ national market under the symbol MSFG. On September 30, 2005, the Company controlled three bank subsidiaries, MainSource Bank, MainSource Bank of Illinois, and Peoples Trust Company ("Peoples"). In addition to the banking subsidiaries, the Company owned the following subsidiaries: MainSource Insurance, LLC, MainSource Statutory Trust I, MainSource Statutory Trust II, MainSource Statutory Trust III, IUB
Reinsurance Company, Ltd., MSB Investments of Nevada, Inc., MainSource Title, LLC, and MainSource Mortgage, LLC. As required by current accounting guidance, the trusts are no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by the trusts as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company. During the first quarter of 2005, the Company sold the Kentucky division of MainSource Insurance at its approximate book value. In October 2005, the Company merged Peoples into MainSource Bank.

In June 2005, the Company completed a public offering of approximately 1.7 million shares of its common stock at a price to the public of $17.50 per share, resulting in net proceeds of $28,490. On July 8, 2005, the Company sold 260,860 additional shares pursuant to the over allotment option on the public offering, resulting in additional net proceeds of approximately $4,177.

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

The forward-looking statements included in the Management's Discussion and Analysis ("MD&A") involve risks and uncertainties, including anticipated financial performance, business prospects, and other similar matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in the MD&A and in the Company's other public filings.

Results of Operations

Net income for the third quarter of 2005 was $4,532 compared to $4,606 for the third quarter of 2004. Diluted earnings per share for the third quarter totaled $0.34 in 2005, which includes the effect of the Company's two million shares of common stock issued in its public offering in June and July of 2005. The Company was not able to fully utilize the new capital generated from the offering until the close of its acquisition of Madison, which occurred on August 26, 2005. The funds dedicated to this acquisition were invested in highly-liquid, low-yield investments. Excluding the effect of the additional shares issued in the offering and the merger expenses related to the aforementioned acquisition, the Company's earnings per share would have been $0.38 for the third quarter of 2005 compared to $0.40 for the same period a year ago. The results of operations for the Madison acquisition have been included since the transaction date. For the nine months ended September 30, 2005, the Company reported earnings per share of $1.03, which represents a 7.2% decrease versus the $1.11 reported for the same period a year ago.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)


Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Third quarter net interest income of $13,629 in 2005 was an increase of 1.0% versus the third quarter of 2004. Average earning assets increased 2.7% while net interest margin, on a fully-taxable equivalent basis, declined slightly and was 3.93% for the third quarter of 2005 compared to 3.97% for the same period a year ago. On a year to date basis, net interest income increased to $39,519 in 2005 from $37,256 in 2004. This increase was primiarly attributable to the full year effect of the Peoples acquisition and a slight increase in the Company's interest margin. For the nine months ended September 30, 2005, the Company's net interest margin was 3.93% versus 3.85% a year ago.

Provision for Loan Losses

See "Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses" below.

Non-interest Income

Third quarter non-interest income for 2005 was $4,945 compared to $4,783 for the third quarter of 2004. This increase was primarily attributable to an increase in mortgage banking income of $104 and an increase in other income primarily related to the Company's newly-formed title insurance agency. Offsetting this increase was a decrease in insurance commissions due to the sale of the Kentucky division of MainSource Insurance during the first quarter of 2005.

For the nine months ended September 30, 2005, non-interest income was $14,363 compared to $14,692 for the same period a year ago. The 2.2% decrease was primarily attributable to a decrease in insurance commissions due to the sale of the Kentucky division of MainSource Insurance. In addition, as interest rates moved higher over the last year the Company incurred a decrease in mortgage banking income and lower gains on sales of investment securities. Offsetting these decreases were increases in trust and investment product fees, service charges on deposit accounts, and other income. The increase in other income was primarily due to income at the newly-formed title and mortgage companies, an increase in contingency income at the Company's insurance division, and the full year effect of the Peoples acquisition.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Non-interest Expense

Total non-interest expense was $12,073 for the third quarter of 2005 compared to $11,647 for the same period a year ago. This 3.7% increase was primarily in employee-related expenses and was attributable to normal employee merit increases, staff increases associated with the acquisition of Madison, and increased benefit costs.

For the nine months ended September 30, 2005, non-interest expense was $36,030 compared to $34,307 for the same period in 2004. The year over year increase of $1,723 was primarily in employee-related expenses. Employee costs increased $1,129, or 5.8%, for the nine months ended September 30, 2005 compared to the same period a year ago. This increase was mainly attributable to the full year effect of the Peoples acquisition which occurred in June 2004, normal merit increases, and increased benefit costs. Occupancy expenses also increased by $249, or 10.6%, due to the full year effect of the Peoples acquisition.

Income Taxes

The effective tax rate for the first nine months was 25.2% for 2005 compared to 27.4% for the same period a year ago. The decrease in the Company's effective tax rate was primarily attributable to increased income from tax-free municipal securities. The Company and its subsidiaries file consolidated income tax returns.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Financial Condition

Total assets at September 30, 2005 were $1,639,510 compared to $1,549,379 as of December 31, 2004. Average earning assets represented 90.2% of average total assets for the first nine months of 2005 and 2004. Average loans represented 76.3% of average deposits in the first nine months of 2005 and 75.2% for the comparable period in 2004. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 60.1% and 60.5% for the nine-month periods ended September 30, 2005 and 2004 respectively.

The increase in deposits of $92,464 from December 31, 2004 to September 30, 2005 was due primarily to the acquisition of Madison. This increase was partially offset by a decrease in time deposits as the Company has elected to not aggressively pursue these higher-cost deposits given its relatively flat loan growth.

Shareholders' equity was $161,533 on September 30, 2005 compared to $123,320 on December 31, 2004. Book value (shareholders' equity) per common share was $11.99 at September 30, 2005 versus $10.68 at year-end 2004. Accumulated other comprehensive income decreased book value per share by $0.06 at September 30, 2005 and increased book value per share $0.01 at December 31, 2004. Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders' equity.

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

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 38.4% of total loans at September 30, 2005 and 38.1% at December 31, 2004.

On September 30, 2005, the Company had $2,010 of residential real estate loans held for sale, which was an increase from the year-end balance of $824. The Company generally retains the servicing rights on mortgages sold.

Non-performing assets totaled $15,391, or 0.94% of total assets, as of September 30, 2005, compared to $14,326, or 0.93% of total assets, as of June 30, 2005, and $17,548, or 1.18% of assets at March 31, 2005. The allowance for loan losses was $12,463 as of September 30, 2005 and represented 1.28% of total outstanding loans compared to $11,698 as of December 31, 2004 or 1.26% of total outstanding loans. The allowance for loan losses balance as of September 30, 2005 includes $1,500 acquired in the Madison acquisition and is subject to adjustment upon completion of final purchase price allocation.

The provision for loan losses was $480 in the third quarter of 2005 compared to $270 for the same period in 2004. The increase in the provision in 2005 was primarily attributable to the increase in the balance of non-performing loans versus the prior year and the corresponding increase in specific allowance allocations for these loans. Although charge-offs have been relatively high for 2005 compared to the provision expense, the majority of these charge-offs were allocated for in previous periods. The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and information about specific borrower situations. The allowance for loan losses as of September 30, 2005 was considered adequate by management.

Investment Securities

Investment securities offer flexibility in the Company's management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

liabilities. The Company's investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of September 30, 2005, $472,363 of investment securities were classified as "available for sale" ("AFS") and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity. An unrealized pre-tax loss of $1,720 was recorded to adjust the AFS portfolio to current market value at September 30, 2005, compared to an unrealized pre-tax gain of $175 at December 31, 2004. Unrealized losses on AFS securities have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreement to repurchase and shareholders' equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 87.2% and 89.2% of total average earning assets for the nine-month periods ending September 30, 2005 and 2004. Total interest-bearing deposits averaged 88.4% and 89.3% of average total deposits for the nine-month periods ending September 30, 2005 and 2004, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $61,627 outstanding at September 30, 2005. These advances have interest rates ranging from 2.36% to 6.27%. Approximately $20,000 of these advances was obtained for short-term liquidity needs and had original maturities of six months or less. The remaining advances were originally long-term advances with approximately $15,000 maturing in 2007, $5,000 maturing in 2010 and $20,000 maturing in 2012.

Capital Resources

Total shareholders' equity was $161,533 at September 30, 2005, which was an increase of $38,213 compared to the $123,320 of shareholders' equity at December 31, 2004. In June 2005, the Company completed a public offering of approximately
1.7 million shares of common stock. The net proceeds from the offering were $28,490, net of the underwriting discount and expenses. In July 2005, the Company sold additional shares of common stock pursuant to the over allotment option granted in the offering, raising additional net proceeds of approximately $4,177.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital consists of shareholders' equity, excluding accumulated other comprehensive income, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At September 30, 2005, Tier 1 capital to total average assets was 8.52%.

                        MAINSOURCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               (Dollar amounts in thousands except per share data)

Tier 1 capital to risk-adjusted assets was 12.39%. Total capital to risk-adjusted assets was 13.58%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.13 per share in the third quarter of 2005 versus $0.12 for the third quarter of 2004. For the nine months ended September 30, 2005, the Company declared and paid common dividends of $0.39 per share compared to $0.35 for the same period a year ago.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 78.1% of total earning assets for the nine months ended September 30, 2005 and 78.5% for the same period in 2004.

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

At September 30, 2005, the Company held $647,778 in assets comprised of securities, loans, and short-term investments, which were interest sensitive in one year or less time horizons.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2005 from the analysis and disclosures provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.  Controls and Procedures

As of the end of the quarterly period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Based on their evaluation, the Company's Chief Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms as of such date.

There was no change in the Company's internal control over financial reporting that occurred during the Company's third fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

PART II.  OTHER INFORMATION

Item 6.  Exhibits

          3.1  Restated Articles of Incorporation  (incorporated by reference to
               Exhibit 3.1 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2003 filed March 12, 2004 with the Commission (Commission File No. 0-12422)).

          3.2 Amended and Restated Bylaws dated April 28, 1998 (incorporated by reference to Exhibit 3 to the Current Report on Form 8-K of the registrant filed September 22, 2005 with the Commission (Commission File No. 0-12422)).

          31.1 Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer

          31.2 Certification pursuant to Rule 13a-14(a)/15d-14(a) by Principal Financial Officer

     The following exhibits shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, and are not incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates them by reference.

          32.1 Certification pursuant to Section 1350 by Chief Executive Officer

          32.2 Certification pursuant to Section 1350 by Principal Financial Officer

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   MAINSOURCE FINANCIAL GROUP, INC.


                   November 8, 2005

                   /s/ James L. Saner, Sr.
                   -------------------------------------------------
                   James L. Saner Sr.
                   President and Chief Executive Officer


                   November 8, 2005

                   /s/ James M. Anderson
                   -------------------------------------------------
                   James M. Anderson
                   Administrative Vice President & Principal Accounting Officer

                                                                    EXHIBIT 31.1

       Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

I, James L. Saner, Sr. certify that:


1. I have reviewed this quarterly report on Form 10-Q of MainSource Financial Group;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act rules 13a-15(f) and 15d-15(f)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 8, 2005

/s/ James L. Saner, Sr.
-----------------------
James L. Saner, Sr.
President and Chief Executive Officer

                                                                    EXHIBIT 31.2

     Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

I, James M. Anderson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MainSource Financial Group;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act rules 13a-15(f) and 15d-15(f)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: November 8, 2005

/s/ James M. Anderson
-----------------------
James M. Anderson
Administrative Vice President
and Principal Accounting Officer

                                                                    Exhibit 32.1



             SECTION 1350 CERTIFICATION BY CHIEF EXECUTIVE OFFICER


As an accompaniment to the Quarterly Report of MainSource Financial Group, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James L. Saner Sr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

o The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and
o The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods presented.

This certification is based on inquiries that I have made, or have caused to be made, in a good faith effort on my part to be a responsible and competent chief executive officer serving the Company and its many constituencies.

This certification merely accompanies and is not part of the Report, shall not be deemed filed for purposes of the Securities Exchange Act of 1934, and may not be used for any purpose other than compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Date:  November 8, 2005

/s/  James L. Saner, Sr.
------------------------
James L. Saner, Sr.

                                                                    Exhibit 32.2

           SECTION 1350 CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER


As an accompaniment to the Quarterly Report of MainSource Financial Group, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James M. Anderson, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

o The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and
o The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods presented.

This certification is based on inquiries that I have made, or have caused to be made, in a good faith effort on my part to be a responsible and competent principal financial officer serving the Company and its many constituencies.

This certification merely accompanies and is not part of the Report, shall not be deemed filed for purposes of the Securities Exchange Act of 1934, and may not be used for any purpose other than compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Date:  November 8, 2005

/s/  James M. Anderson
-----------------------
James M. Anderson