Form 10-K
period 2005-12-31
MAINSOURCE FINANCIAL GROUP
filed 2006-03-13
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

Commission file number 0-12422

MAINSOURCE FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1562245
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

201 North Broadway

Greensburg, Indiana 47240

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (812) 663-0157

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act

Common shares, no-par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $238,973,748 as of June 30, 2005.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of March 10, 2006, there were outstanding 13,472,616 common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K Into Which Incorporated
Definitive Proxy Statement for Annual	Part III (Items 10 through 14)
Meeting of Shareholders to be held
April 26, 2006

FORM 10-K TABLE OF CONTENTS

Part I
Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders
Part II
Item 5	Market For the Registrant’s Common Equity, Related Stockholder Matters and Issuer’s Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information
Part III
Item 10	Directors and Executive Officers of the Registrant
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accounting Fees and Services
Part IV
Item 15	Exhibits, Financial Statement Schedules

Pursuant to General Instruction G, the information called for by Items 10-14 is omitted by MainSource Financial Group, Inc. since MainSource Financial Group, Inc. will file with the Commission a definitive proxy statement to shareholders pursuant to regulation 14A not later than 120 days after the close of the fiscal year containing the information required by Items 10-14.

Part I.

ITEM 1.     BUSINESS

(Dollars in thousands except per share data)

GENERAL

MainSource Financial Group, Inc. (“the Company”) is a financial holding company based in Greensburg, Indiana. As of December 31, 2005, the Company owned two banking subsidiaries: MainSource Bank and MainSource Bank of Illinois (together “the Banks”). Through its non-bank affiliates, the Company provides services incidental to the business of banking. Since its formation in 1982, the Company has acquired and established various institutions and financial services companies and may acquire additional financial institutions and financial services companies in the future. For further discussion of the business of the Company see Management’s Discussion and Analysis in Part II, Item 7.

As of December 31, 2005, the Company operated 60 branch banking offices in Indiana and Illinois as well as eight insurance offices in Indiana. As of December 31, 2005, the Company had consolidated assets of $1,645,605, consolidated deposits of $1,352,697 and shareholders’ equity of $161,069.

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

The lending activities of the Banks are separated into primarily the categories of commercial/agricultural, real estate and consumer. Loans are originated by the lending officers of the Banks subject to limitations set forth in lending policies. The Boards of Directors of each Bank reviews loans up to the Bank’s legal lending limits, monitors concentrations of credit, problem and past due loans and charge-offs of uncollectible loans and formulates loan policy. The Banks maintain conservative loan policies and underwriting practices in order to address and manage loan risks. These policies and practices include granting loans on a sound and collectible basis, serving the legitimate needs of the community and the general market area while obtaining a balance between maximum yield and minimum risk, ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan, developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category and developing and applying adequate collection policies.

Commercial loans include secured and unsecured loans, including real estate loans, to individuals and companies and to governmental units within the market area of the Banks for a myriad of business purposes.

Agricultural loans are generated in the Banks’ markets. Most of the loans are real estate loans on farm properties. Loans are also made for agricultural production and such loans are generally reviewed annually.

Residential real estate lending has been the largest component of the loan portfolio for many years. All affiliate banks generate residential mortgages for their own portfolios. However, the Company elects to sell the majority of its fixed rate mortgages into the secondary market while maintaining the servicing of such loans.  At December 31, 2005, the Company was servicing a $509 million loan portfolio.  By originating loans for sale in the secondary market, the Company can more fully satisfy customer demand for fixed rate residential mortgages and increase fee income, while reducing the risk of loss caused by rising interest rates.

The principal source of revenues for the Company is interest and fees on loans, which accounted for 63.7% of total revenues in 2005, 61.9% in 2004 and 61.8% in 2003.

The Company’s investment securities portfolio is primarily comprised of U. S. Treasuries, federal agencies, state and municipal bonds, mortgage-backed securities and corporate securities. The Company has classified its entire investment portfolio as available for sale, with market value changes reported separately in shareholders’ equity. Funds invested in the investment portfolio generally represent funds not immediately required to meet loan demand. Income related to the Company’s investment portfolio accounted for 18.3% of total revenues in 2005, 16.6% in 2004 and 15.7% in 2003. As of December 31, 2005, the Company had not identified any securities as being “high risk” as defined by the FFIEC Supervisory Policy Statement on Securities Activities.

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

The Company’s Banks are located in predominantly non-metropolitan areas and their business is centered in loans and deposits generated within markets considered largely rural in nature. In addition to competing vigorously with other banks, thrift institutions, credit unions and finance companies located within their service areas, they also compete, directly and indirectly, with all providers of financial services.

EMPLOYEES

As of December 31, 2005, the Company and its subsidiaries had 617 full-time equivalent employees to whom it provides a variety of benefits and with whom it enjoys excellent relations.

REGULATION AND SUPERVISION OF THE COMPANY

The Company is a financial holding company (“FHC”) within the meaning of the Bank Holding Company Act of 1956, as amended (“Act”). This Act subjects FHC’s to regulations of the Federal Reserve Board (“FRB”) and restricts the business of FHC’s to financial and related activities.

The Gramm-Leach-Bliley Financial Modernization Act of 1999 was enacted on November 12, 1999. The Modernization Act, which amended the Bank Holding Company Act, provides the following:

•                  it allows bank holding companies that qualify as “financial holding companies” to engage in a broad range of financial and related activities;

•                  it allows insurers and other financial services companies to acquire banks;

•                  it removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•                  it establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

The Company initially qualified as a financial holding company in December, 2004. Thus the Company is authorized to operate as a financial holding company and therefore is eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the Modernization Act. These activities include those that are determined to be “financial in nature,” including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies. If any of our banking subsidiaries ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary. In addition, if any of our banking subsidiaries receives a rating of less than satisfactory under the Community Reinvestment Act of 1977 (“CRA”), we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. Our banking subsidiaries currently meet these capital, management and CRA requirements.

Acquisitions by the Company of banks and savings associations are subject to federal and state regulation. Any acquisition by the Company of more than five percent of the voting stock of any bank requires prior approval of the FRB, the FHC and, if applicable, state regulators. Acquisition of savings associations is also subject to the approval of the OTS.

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

The Company is under the jurisdiction of the Securities and Exchange Commission (“SEC”) and state securities commission for matters relating to the offering and sale of its securities. The Company is subject to the SEC’s rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitation and insider trading.

The Company’s liquidity is principally derived from dividends paid on the common stock of its subsidiaries. The payment of these dividends is subject to certain regulatory restrictions.

Under bank holding company policy, the Company is expected to act as a source of financial strength to, and commit resources to support, its affiliates. As a result of such policy, the Company may be required to commit resources to its affiliate banks in circumstances where it might not otherwise do so.

Certain regulations define relevant capital measures for five capital categories. A “well capitalized” institution is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a leverage ratio of at least 5% and is not subject to regulatory direction to maintain a specific level for any capital measure. An “adequately capitalized” institution is one that has ratios greater than 8%, 4% and 4%. An institution is “undercapitalized” if its respective ratios are less than 8%, 4% and 4%.  “Significantly undercapitalized” institutions have ratios of less than 6%, 3% and 3%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity to total assets that is 2% or less. Institutions with capital ratios at levels of “undercapitalized” or lower are subject to various limitations that, in most situations, will reduce the competitiveness of the institution.

REGULATION AND SUPERVISION OF THE SUBSIDIARY BANKS

The Company’s affiliate banks are supervised, regulated and examined by their respective state regulatory banking agencies and the Federal Deposit Insurance Corporation (“FDIC”). A cease-and-desist order may be issued against the banks, if the respective agency finds that the activities of the bank represent an unsafe and unsound banking practice or violation of law. The deposits of the two banking subsidiaries are insured to the maximum extent permitted by law by the Bank Insurance Fund (“BIF”) of the FDIC.

Branching by banks in Indiana is subject to the jurisdiction, and requires the prior approval, of the bank’s primary federal regulatory authority and, if the branching bank is a state bank, of the Indiana Department of Financial Institutions (“DFI”). Under Indiana law, banks may branch anywhere in the state.

The Company is a legal entity separate and distinct from its subsidiary Banks.

There are various legal limitations on the extent to which the Banks can supply funds to the Company. The principal source of the Company’s funds consists of dividends from its subsidiary Banks. State and Federal law restricts the amount of dividends that may be paid by banks. In addition, the Banks are subject to certain restrictions on extensions of credit to the Company, on investments in the stock or other securities of the Company and in taking such stock or securities as collateral for loans.

CAPITAL REQUIREMENTS

The Company and its subsidiary Banks must meet certain minimum capital requirements mandated by the FRB, FDIC and DFI. These regulatory agencies require BHCs and banks to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. The FRB requires BHCs to maintain a minimum Tier 1 leverage ratio of 3 percent capital to total assets; however, for all but the most highly rated institutions which do not anticipate significant growth, the minimum Tier 1 leverage ratio is 3 percent plus an additional cushion of 100 to 200 basis points. As of December 31, 2005, the Company’s leverage ratio of capital to total assets was 8.4%. The FRB and FDIC each have approved the imposition of “risk-adjusted” capital ratios on BHCs and financial institutions. The Company’s Tier 1 Capital to Risk-Weighted Assets Ratio was 12.6% and its Total Capital to Risk-Weighted Assets Ratio was 13.5% at December 31, 2005. The Company’s Banks had capital to asset ratios and risk- adjusted capital ratios at December 31, 2005, in excess of the applicable regulatory minimum requirements.

ITEM 1A.               RISK FACTORS

In addition to the other information contained in this report, the following risks may affect us.  If any of these risks  actually occur, our business, financial condition or results of operations may suffer. As a result, the price of our common shares could decline.

Our historical growth and financial performance trends may not continue if our acquisition strategy is not successful.

Growth in asset size and earnings through acquisitions is an important and continuing part of our business strategy.  As consolidation of the banking industry continues, the competition for suitable acquisition candidates may increase.  We compete with other banking companies for acquisition opportunities, and many of these competitors have greater financial resources and acquisition experience than we do and may be able to pay more for an acquisition than we are able or willing to pay.  We also may need additional debt or equity financing in the future to fund acquisitions.  We may not be able to obtain additional financing or, if available, it may not be in amounts and on terms acceptable to us.  We may use our common stock as the consideration for an acquisition or we may issue additional common stock and use the proceeds for the acquisition.  Our issuance of additional securities will dilute your equity interest in us and may have a dilutive effect on our earnings per share.  If we are unable to locate suitable acquisition candidates willing to sell on terms acceptable to us, or we are otherwise unable to obtain additional debt or equity financing necessary for us to continue our acquisition strategy, we would be required to find other methods to grow our business and we may not grow at the same rate we have in the past, or at all.

Acquisitions entail risks which could negatively affect our operations.

Acquisitions involve numerous risks, including:

•      exposure to asset quality problems of the acquired institution;

•      maintaining adequate regulatory capital;

•      diversion of management’s attention from other business concerns;

•      risks and expenses of entering new geographic markets;

•      potential significant loss of depositors or loan customers from the acquired institution; and

•      exposure to undisclosed or unknown liabilities of an acquired institution.

Any of these acquisition risks could result in unexpected losses or expenses and thereby reduce the expected benefits of the acquisition.

Unanticipated costs related to our acquisition strategy could reduce MainSource’s future earnings per share.

MainSource believes it has reasonably estimated the likely costs of integrating the operations of the banks it acquires into MainSource and the incremental costs of operating such banks as a part of the MainSource family.  However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses, such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on the results of operations and financial condition of MainSource.  If unexpected costs are incurred, acquisitions could have a dilutive effect on MainSource’s earnings per share.  In other words, if MainSource incurs such unexpected costs and expenses as a result of its acquisitions, MainSource believes that the earnings per share of MainSource common stock could be less than they would have been if those acquisitions had not been completed.

MainSource may be unable to successfully integrate the operations of the banks it is acquiring and retain employees of such banks.

MainSource’s acquisition strategy involves the integration of the banks MainSource is acquiring as MainSource subsidiary banks.  The difficulties of integrating the operations of such banks with MainSource and its other subsidiary banks include:

•     coordinating geographically separated organizations;

•     integrating personnel with diverse business backgrounds;

•     combining different corporate cultures; and

•      retaining key employees.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of MainSource, its subsidiary banks and the banks MainSource is acquiring and the loss of key personnel.  The integration of such banks as MainSource subsidiary banks will require the experience and expertise of certain key employees of such banks who are expected to be retained by MainSource.  We cannot be sure, however, that MainSource will be successful in retaining these employees for the time period necessary to successfully integrate such banks’ operations as subsidiary banks of MainSource.  The diversion of management’s attention and any delays or difficulties encountered in connection with the mergers, along with the integration of the banks as MainSource subsidiary banks, could have an adverse effect on the business and results of operation of MainSource.

Like most banking organizations, our business is highly susceptible to credit risk.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans (if any) may not be sufficient to assure repayment. Credit losses could have a material adverse effect on our operating results.

As of December 31, 2005, our total loan portfolio was approximately $958 million or 58% of our total assets. Three major components of the loan portfolio are loans principally secured by real estate, approximately $662 million or 68% of total loans, other commercial loans, approximately $149 million or 16% of total loans, and consumer loans, approximately $123 million or 13% of total loans.  Our credit risk with respect to our consumer installment loan portfolio and commercial loan portfolio relates principally to the general creditworthiness of individuals and businesses within our local market area.  Our credit risk with respect to our residential and commercial real estate mortgage and construction loan portfolio relates principally to the general creditworthiness of individuals and businesses and the value of real estate serving as security for the repayment of the loans.  A related risk in connection with loans secured by commercial real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as security.

Our allowance for loan losses may not be sufficient to cover actual loan losses, which could adversely affect our earnings.

We maintain an allowance for loan losses in an attempt to cover loan losses inherent in our loan portfolio.  Additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date.  In determining the size of the allowance, our management makes various assumptions and judgments about the collectibility of our loan portfolio, including the diversification by industry of our commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, and the evaluation of our loan portfolio by an external loan review.  If our assumptions and judgments prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio.  Federal and state regulators also periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management.  Any increase in our allowance for loan losses or loan charge-offs could have an adverse effect on our operating results and financial condition.

We rely heavily on our management and other key personnel, and the loss of any of them may adversely affect our operations.

We are and will continue to be dependent upon the services of our management team, including James L. Saner, Sr., our President and Chief Executive Officer, James M. Anderson, our Senior Vice President and Chief Financial Officer, the presidents of our subsidiary banks and our other senior managers.  The loss of either Mr. Saner or Mr. Anderson, or any of our other senior managers, could have an adverse effect on our growth and performance because of their skills, knowledge of the markets in which we operate and years of industry experience and the difficulty of promptly finding qualified replacement personnel.  The loss of key personnel in a particular market could have an adverse effect on our performance in that market because it may be difficult to find qualified replacement personnel who are already located in or would be willing to relocate to a non-metropolitan market.

Significant interest rate volatility could reduce our profitability.

Our results of operations are affected principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings. We cannot predict or control changes in interest rates. National, regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, affect market interest rates.  While we have instituted policies and procedures designed to manage the risks from changes in market interest rates, at any given time our assets and liabilities will likely be affected differently by a given change in interest rates, principally because we do not match the maturities of our loans and investments precisely with our deposits and other funding sources.  Changes in interest rates may also affect the level of voluntary prepayments on our loans and the level of financing or refinancing by customers.   As of December 31, 2005, we had a negative interest rate gap of 23% of interest earning assets in the one-year time frame. Although this is within our internal policy limits, our earnings will be adversely affected in periods of rising interest rates because, during such periods, the interest expense paid on deposits and borrowings will generally increase more rapidly than the interest income earned on loans and investments.  If such an interest rate increase occurred gradually, we would use our established procedures to attempt to mitigate the effects over time.  However, if such an interest rate increase occurred rapidly, or interest rates exhibited volatile increases and decreases, we might be unable to mitigate the effects, and our net interest income could suffer significant adverse effects.  While management intends to continue to take measures to mitigate interest rate risk, we cannot assure you that such measures will be entirely effective in minimizing our exposure to the risk of rapid changes in interest rates.

Changes in governmental regulation and legislation could limit our future performance and growth.

We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations, as well as any acquisitions we may propose to make. Any change in applicable federal or state laws or regulations could have a substantial impact on us, our subsidiary banks and our operations. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could reduce the value of your investment.

Our strategy to minimize Indiana state taxes on our investment portfolio may be unsuccessful.

Since 2002, our Indiana state financial institutions taxes have been reduced by our use of subsidiaries we formed in the State of Nevada to hold the investment portfolios of two of our bank subsidiaries.  Nevada has no state or local income tax, and we take the position that none of this income is subject to the Indiana financial institutions tax.  For the year ended December 31, 2005, our net savings in Indiana tax from this arrangement (after federal tax) was approximately $600,000.   Although management believes that this arrangement is permitted under Indiana law, and Indiana tax authorities have not challenged our tax returns in this regard, we understand that Indiana tax authorities have recently challenged a similar arrangement implemented by at least one other Indiana-based bank holding company.   If we were not permitted to realize state tax savings from this arrangement, it would cause our net income after taxes to be lower in the future, and if Indiana tax authorities challenged our arrangement and were successful in assessing additional taxes, interest and penalties for prior years, we might be forced to take a special charge to our earnings in the amount of the assessment.

The geographic concentration of our markets makes our business highly susceptible to local economic conditions.

Unlike larger banking organizations that are more geographically diversified, our operations are currently concentrated in 22 counties in Indiana and three counties in Illinois. As a result of this geographic concentration in two fairly contiguous markets, our financial results depend largely upon economic conditions in these market areas. A deterioration in economic conditions in one or both of these markets could result in one or more of the following:

•      an increase in loan delinquencies;

•      an increase in problem assets and foreclosures;

•      a decrease in the demand for our products and services; and

•      a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

If we do not adjust to rapid changes in the financial services industry, our financial performance may suffer.

We face substantial competition for deposit, credit and trust relationships, as well as other sources of funding in the communities we serve. Competing providers include other banks, thrifts and trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, money market funds and other financial and nonfinancial companies which may offer products functionally equivalent to those offered by our banks. Competing providers may have greater financial resources than we do and offer services within and outside the market areas we serve.  In addition to this challenge of attracting and retaining customers for traditional banking services, our competitors now include securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies who seek to offer one-stop financial services to their customers that may include services that banks have not been able or allowed to offer to their customers in the past. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers.  If we are unable to adjust both to increased competition for traditional banking services and changing customer needs and preferences, it could adversely affect our financial performance and your investment in our common stock.

ITEM 1B.               UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.      PROPERTIES

In September 2005, MainSource Financial Group purchased a property in Greensburg, Indiana that will eventually serve as its corporate headquarters.  The Company’s total current investment in this property is $1.2 million and expects to occupy the property by the end of 2006.  As of December 31, 2005, the Company leased space from one of its subsidiaries for use as its corporate headquaters.   The Company's subsidiaries own, or lease, all of the facilities from which they conduct business. All leases are comparable to other leases in the respective market areas and do not contain provisions materially detrimental to the Company or its subsidiaries. As of December 31, 2005 the Company had 60 banking locations of which MainSource Bank had 53 and MainSource Bank of Illinois had 7. In addition, the Company operates eight insurance offices in Indiana. At December 31, 2005, the Company had approximately $28 million invested in premises and equipment.

ITEM 3.      LEGAL PROCEEDINGS

The Company’s subsidiaries may be parties (both plaintiff and defendant) to ordinary litigation incidental to the conduct of business. Management is presently not aware of any material claims.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2005 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.       MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock is traded on NASDAQ’s National Market System under the symbol MSFG. The Common Stock was held by approximately 3,200 shareholders at March 10, 2006. The quarterly high and low closing prices for the Company’s common stock as reported by NASDAQ and quarterly cash dividends declared and paid are set forth in the tables below. All per share data is retroactively restated for all stock dividends and splits.

The range of known per share prices by calendar quarter, based on actual transactions, excluding commissions, is shown below.

	Market Prices
2005	Q4	Q3	Q2	Q1
High	$18.82	$19.55	$21.62	$23.96
Low	$17.15	$17.73	$17.30	$20.96

2004	Q4	Q3	Q2	Q1
High	$25.21	$20.50	$22.92	$23.08
Low	$18.35	$16.48	$17.81	$20.12

	Cash Dividends
2005	Q4	Q3	Q2	Q1
	$0.130	$0.130	$0.130	$0.130

2004	Q4	Q3	Q2	Q1
	$0.124	$0.119	$0.119	$0.114

Equity Compensation Plan Information

The following table sets forth information regarding securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	173,906	$19.71	390,333
Equity compensation plans not approved by security holders	—	—	—
Total	173,906	$19.71	390,333

ITEM 6.      SELECTED FINANCIAL DATA

Selected Financial Data

(Dollar amounts in thousands except per share data)

	2005	2004	2003	2002	2001
Results of Operations
Net interest income	$53,648	$50,002	$44,232	$45,050	$41,768
Provision for loan losses	1,040	600	1,325	2,995	2,136
Noninterest income	17,332	19,544	19,443	14,379	11,486
Noninterest expense	48,576	45,880	40,448	35,610	34,311
Income before income tax	21,364	23,066	21,902	20,824	16,807
Income tax	5,172	6,273	6,597	6,813	5,630
Net income	16,192	16,793	15,305	14,011	11,177
Dividends paid on common stock	6,514	5,421	4,873	4,485	4,121

Per Common Share *
Earnings per share (basic)	$1.29	$1.48	$1.37	$1.24	$0.99
Earnings per share (diluted)	1.29	1.48	1.37	1.24	0.99
Dividends paid	0.520	0.476	.435	0.397	0.365
Book value - end of period	11.96	10.68	9.47	8.88	7.78
Market price - end of period	17.85	23.88	19.47	14.52	10.10

At Year End
Total assets	$1,645,605	$1,549,379	$1,442,729	$1,251,760	$1,178,392
Investment securities	450,814	428,686	425,542	351,143	276,304
Loans, excluding held for sale	957,995	929,005	855,471	740,167	760,785
Allowance for loan losses	10,441	11,698	11,509	9,517	8,894
Total deposits	1,352,697	1,226,367	1,191,310	1,034,307	1,014,687
Notes payable	—	9,100	12,500	2,400	4,062
Federal Home Loan Bank advances	41,547	90,981	62,751	50,235	20,346
Subordinated debentures	29,898	29,898	29,898	30,425	22,425
Shareholders’ equity	161,069	123,320	105,424	99,771	87,872

Financial Ratios
Return on average assets	1.04%	1.13%	1.14%	1.16%	0.93%
Return on average common shareholders’ equity	11.27	14.70	15.07	14.90	13.24
Allowance for loan losses to total loans (year end,excluding held for sale)	1.09	1.26	1.35	1.29	1.17
Allowance for loan losses to total non-performing loans (year end)	102.19	83.31	77.65	119.86	79.61
Shareholders’ equity to total assets (year end)	9.79	7.96	7.31	7.97	7.46
Average equity to average total assets	9.18	7.67	7.57	7.77	7.04
Dividend payout ratio	40.23	32.28	31.84	32.01	36.87

*Adjusted for stock split and dividends

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

(Dollar amounts in thousands except per share data)

Forward-Looking Statements

Except for historical information contained herein, the discussion in this Annual Report includes certain forward-looking statements based upon management expectations. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Company’s loan and investment portfolios.

The forward-looking statements included in the Management’s Discussion and Analysis (“MD&A”) relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, and other similar matters, and reflect management’s best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements as a result of a number of factors, including but not limited to those discussed in the MD&A.

Overview

MainSource Financial Group, Inc. (“MainSource or Company”) is a financial holding company whose principal activity is the ownership and management of its two wholly owned subsidiary banks (“Banks”): MainSource Bank of Indiana headquartered in Greensburg, Indiana and MainSource Bank of Illinois headquartered in Kankakee, Illinois.  The banks operate under state charters and are subject to regulation by their respective state regulatory agencies and the Federal Deposit Insurance Corporation. MainSource Insurance is a wholly owned subsidiary of the Company operating eight insurance agency offices in Indiana and is subject to regulation by the Indiana Department of Insurance. The Company also has wholly owned subsidiaries to hold investment securities. These investment subsidiaries are incorporated in Nevada. During 2005, the Company also formed MainSource Title, LLC, a title insurance agency, and MainSource Mortgage, LLC, a mortgage origination company.

Business Strategy

The Company operates under the broad tenets of a long-term strategic plan (“Plan”) designed to improve the Company’s financial performance, expand its competitive position and enhance long-term shareholder value. The Plan is premised on the belief of the Company’s board of directors that it can best promote long-term shareholder interests by pursuing strategies which will continue to preserve its community-focused philosophy. The dynamics of the Plan assure continually evolving goals, with the enhancement of shareholder value being the constant, overriding objective. The extent of the Company’s success will depend upon how well it anticipates and responds to competitive changes within its markets, the interest rate environment and other external forces.

The Company continued its history of external growth through acquisitions during 2005. In August 2005, the Company completed its acquisition of The Madison Bank & Trust Company (“Madison) in a cash transaction.  The total consideration paid was $30,267. As of the date of acquisition, Madison had total assets of approximately $200 million.  In addition to the acquisition of Madison, the Company announced three other acquisitions during the second half of 2005.

On August 23, 2005, the Company entered into a definitive agreement to acquire Union Community Bancorp (“Union Community”) of Crawfordsville, Indiana. Union Community’s subsidiary financial institution, Union Federal Savings and Loan Association, will be merged into a newly formed subsidiary of the Company.  The agreement provides that shareholders of Union Community will have the right to elect to receive cash, stock, or a combination thereof, in the approximate amount of $27.33 per share for each share of Union Community common stock owned by them. The transaction value is estimated at $56 million. Consideration for 55% of the outstanding Union Community common stock must be paid in shares of MainSource common stock.   MainSource expects to issue approximately 1.6 million shares of its common stock in the transaction.  The transaction is expected to close in the first quarter of 2006 and is subject to various regulatory approvals and the approval of Union Community’s shareholders.

On September 28, 2005, MainSource entered into a definitive agreement to acquire Peoples Ohio Financial Corporation (“Peoples Ohio”) of Troy, Ohio.  Peoples Ohio’s subsidiary bank, Peoples Savings Bank of Troy, will be merged into a newly formed subsidiary of the Company.  The agreement provides that shareholders of Peoples Ohio will have the right to elect to receive cash, stock, or a combination thereof, in the approximate amount of $5.60 per share for each share of Peoples Ohio common stock owned by them.  The transaction value is estimated at $42 million.  Consideration for 75% of the outstanding Peoples Ohio common stock must be paid in shares of MainSource common stock.  MainSource expects to issue approximately 1.7 million shares of its common stock in the transaction.  The transaction, which is expected to close in the second quarter of 2006, is subject to various regulatory approvals and the approval of Peoples Ohio’s shareholders.

On October 26, 2005, MainSource entered into a definitive agreement to acquire HFS Bank, F.S.B. (“HFS”), a federal savings bank located in Hobart, Indiana.  The agreement provides that shareholders of HFS will have the right to elect to receive cash, stock, or a combination thereof, in the approximate amount of $19.35 per share for each share of HFS common stock owned by them. The transaction value is estimated at $36 million.  Consideration for 52% of the outstanding HFS common stock must be paid in shares of MainSource common stock.  MainSource expects to issue approximately 1.0 million shares of its common stock in the transaction.  The transaction, which is expected to close in the second quarter of 2006, is subject to various regulatory approvals and the approval of HFS’ shareholders.

The Company is continuously reviewing other acquisition targets including branches, whole banks, and other financial service related entities focusing on the four-state Midwest region of Indiana, Illinois, Kentucky, and Ohio.

Results of Operations

Net income was $16,192 in 2005, $16,793 in 2004, and $15,305 in 2003.  Earnings per common share on a fully diluted basis were $1.29 in 2005, $1.48 in 2004, and $1.37 in 2003. In the fourth quarter of 2005, the Company elected to restructure a portion of its investment security portfolio.  Approximately $85 million of under-performing securities were sold.  As a result of this action, a pre-tax loss of $2,421 was incurred, which reduced earnings per share for the year by $0.12.  In addition to the aforementioned loss recorded in the fourth quarter, the Company incurred certain costs related to the acquisition of Madison and the consolidation of the Company’s other Indiana banking affiliates. In total, these costs amounted to $700 on a pre-tax basis, or $0.04 per share on an after-tax basis. The Company’s earnings per share for 2005 also include the addition of two million shares of common stock issued in its public offering in June and July of 2005. The offering negatively impacted earnings per share by $0.04 in 2005 as the Company was not able to fully utilize the new capital generated from the offering until the close of its acquisition of Madison, which occurred on August 26, 2005. Therefore, on an operating basis, the Company’s earnings per share would have been $1.49 for the full year 2005 or basically flat when compared to the same period a year ago.

Net Interest Income

Net interest income and net interest margin are influenced by the volume and yield or cost of earning assets and interest-bearing liabilities. Tax equivalent net interest income of $56,205 in 2005 increased from $52,042 in 2004. As rates rose throughout 2005, the Company’s yield on earning assets increased to 5.89% in 2005 from 5.50% in 2004.  Offsetting the decrease in yield, the Company’s deposits and borrowings also repriced throughout the year, although to a lesser extent.  The Company’s total cost of funds was 2.12% in 2005 compared to 1.77% in 2004. The overall effect was an increase in the Company’s net interest margin in 2005 of 12 basis points going from 3.87% in 2004 to 3.99% in 2005.

The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)*

	2005				2004				2003
	Average		Average		Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate		Balance	Interest	Rate
Assets
Short-term investments	$4,010	$71	1.77%		$6,139	$42	0.68%		$1,224	$7	0.57%
Federal funds sold and money market accounts	4,889	197	4.03		4,377	76	1.74		15,679	192	1.22
Securities
Taxable	359,116	13,819	3.85		353,457	12,094	3.42		352,813	11,480	3.25
Non-taxable*	105,251	6,251	5.94		79,882	4,691	5.87		52,820	3,341	6.33
Total securities	464,367	20,070	4.32		433,339	16,785	3.87		405,633	14,821	3.65
Loans **
Commercial	490,832	33,056	6.73		490,595	31,455	6.41		430,992	29,456	6.83
Residential real estate	225,358	14,083	6.25		223,100	13,913	6.24		218,461	14,543	6.66
Consumer	219,281	15,555	7.09		185,783	11,610	6.25		151,127	10,005	6.62
Total loans	935,471	62,694	6.70		899,478	56,978	6.33		800,580	54,004	6.75
Total earning assets	1,408,737	83,032	5.89		1,343,333	73,881	5.50		1,223,116	69,024	5.64

Cash and due from banks	47,595				46,920				38,413
Unrealized gains (losses) on securities	(2,601)				693				3,750
Allowance for loan losses	(11,754)				(11,798)				(11,065)
Premises and equipment, net	26,291				24,769				21,500
Intangible assets	50,845				44,332				34,206
Accrued interest receivable and other assets	44,905				40,617				32,199
Total assets	$1,564,018				$1,488,866				$1,342,119

Liabilities
Interest-bearing deposits
DDA, savings, and money market accounts	$616,398	$6,916	1.12		$551,885	$3,438	0.62		$476,627	$3,050	0.64
Certificates of deposit	483,457	13,183	2.73		521,112	12,928	2.48		526,304	15,494	2.94
Total interest-bearing deposits	1,099,855	20,099	1.83		1,072,997	16,366	1.53		1,002,931	18,544	1.85
Short-term borrowings	38,720	975	2.52		44,806	580	1.29		18,565	172	0.93
Subordinated debentures	29,898	1,938	6.48		29,898	1,677	5.61		26,845	1,626	6.06
Notes payable and FHLB borrrowings	95,525	3,815	3.99		82,836	3,216	3.88		67,706	3,027	4.47
Total interest-bearing liabilities	1,263,998	26,827	2.12		1,230,537	21,839	1.77		1,116,047	23,369	2.09
Demand deposits	144,647				131,110				111,480
Other liabilities	11,737				13,004				13,013
Total liabilities	1,420,382				1,374,651				1,240,540
Shareholders’ equity	143,636				114,215				101,579
Total liabilities and shareholders’ equity	$1,564,018	26,827	1.90	***	$1,488,866	21,839	1.63	***	$1,342,119	23,369	1.91	***
Net interest income		$56,205	3.99	****		$52,042	3.87	****		$45,655	3.73	****

Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$2,557				$2,040				$1,423

*	Adjusted to reflect income related to securities and loans exempt from Federal income taxes.
**	Nonaccruing loans have been included in the average balances.
***	Total interest expense divided by total earning assets.
****	Net interest income divided by total earning assets.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates.

Volume/Rate Analysis of Changes in Net Interest Income

(Tax Equivalent Basis)

	2005 OVER 2004			2004 OVER 2003
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Loans	$2,388	$3,328	$5,716	$6,336	$(3,362)	$2,974
Securities	1,335	1,950	3,285	1,072	892	1,964
Federal funds sold and money market funds	22	99	121	(198)	82	(116)
Short-term investments	(38)	67	29	34	1	35
Total interest income	3,707	5,444	9,151	7,244	(2,387)	4,857
Interest expense
Interest-bearing DDA, savings, and money market accounts	$719	$2,759	$3,478	$483	$(95)	$388
Certificates of deposit	(1,048)	1,303	255	(145)	(2,421)	(2,566)
Borrowings	352	642	994	930	(333)	597
Subordinated debentures	—	261	261	172	(121)	51
Total interest expense	23	4,965	4,988	1,440	(2,970)	(1,530)
Change in net interest income	$3,684	$479	4,163	$5,804	$583	6,387
Change in tax equivalent adjustment			517			617
Change in net interest income before tax equivalent adjustment			$3,646			$5,770

Provision for Loan Losses

The Company expensed $1,040 in provision for loan losses in 2005. This level of provision allowed the Company to maintain an adequate allowance for loan losses. This topic is discussed in detail under the heading “Loans, Credit Risk and the Allowance and Provision for Loan Losses”.

Non-interest Income and Expense

				Percent Change
	2005	2004	2003	05/04	04/03

Non-interest income
Insurance commissions	$1,991	$2,643	$2,400	-24.7%	10.1%
Mortgage banking	2,693	3,198	5,671	-15.8%	-43.6%
Trust and investment product fees	1,119	911	678	22.8%	34.4%
Service charges on deposit accounts	7,510	6,912	5,092	8.7%	35.7%
Net realized gains/(losses) on securities sales	(2,179)	991	1,300	-319.9%	-23.8%
Increase in cash surrender value of life insurance	891	1,016	626	-12.3%	62.3%
Interchange income	1,926	1,996	1,796	-3.5%	11.1%
Other	3,381	1,877	1,880	80.1%	-0.2%
Total non-interest income	$17,332	$19,544	$19,443	-11.3%	0.5%

Non-interest expense
Salaries and employee benefits	$27,121	$25,411	$22,421	6.7%	13.3%
Net occupancy	3,542	3,165	2,753	11.9%	15.0%
Equipment	4,123	3,949	3,488	4.4%	13.2%
Intangibles amortization	1,306	1,059	909	23.3%	16.5%
Telecommunications	1,664	1,581	1,287	5.2%	22.8%
Stationery, printing, and supplies	984	988	916	-0.4%	7.9%
Other	9,836	9,727	8,674	1.1%	12.1%
Total non-interest expense	$48,576	$45,880	$40,448	5.9%	13.4%

Non-interest Income

Total non-interest income was $17,332 for 2005 compared to $19,544 for 2004.  Excluding the aforementioned $2,421 loss on the sale of securities incurred in the fourth quarter of 2005, non-interest income would have been $19,753 for 2005 or relatively flat compared to 2004.  Increases in service charges on deposit accounts and other income were offset by decreases in mortgage banking and insurance commissions.  Service charges increased primarily due to the increase in overall account levels from acquisitions.  Other income increased due to death benefits on bank-owned life insurance, the establishment of the title insurance agency, an increase in annuity sales, the acquisition of Madison, and the full-year effect of the Peoples Trust acquisition in June 2004.  Insurance commissions decreased as the Company disposed of the Kentucky division of its insurance subsidiary in the first quarter of 2005.

Non-interest income was relatively flat in 2004 compared to 2003. The acquisition of Peoples Trust and increased service charge income related to the Company’s overdraft program were offset by decreases in mortgage banking activity and lower gains on sales of investment securities. Mortgage banking income was $3,198 in 2004 versus $5,671 in 2003, a decrease of 43.6%. As the level of refinancings declined throughout the year, the Company anticipated this decrease in income.

Non-interest Expense

Total non-interest expense increased 5.9% in 2005 to $48,576 compared to $45,880 in 2004, an increase of $2,696. The largest component of non-interest expense in both years was salaries and employee benefits. These expenses were $27,121 in 2005 compared to $25,411 in 2004. The increase of $1,710 was primarily related to the full-year effect of the acquisition of Peoples Trust, the acquisition of Madison in August 2005, and normal staff salary increases.  Occupancy and intangible amortization expenses increased in 2005 due to the acquisition activity in 2004 and 2005.

Total non-interest expense increased 13.4% in 2004 to $45,880 compared to $40,448 in 2003, or an increase of $5,432. The largest component of non-interest expense in both years was salaries and benefits. These expenses were $25,411 in 2004 compared to $22,421 in 2003. The increase of $2,990 was primarily related to the full-year effect of the acquisition of First Community, the acquisition of Peoples Trust in June 2004, and normal staff salary increases. The Company also incurred certain costs in 2004 related to the restructuring of its banking affiliates that were not incurred in 2003.  These costs included system conversion costs, costs associated with the name change of the Company’s Illinois affiliate, and contract termination penalties.  The total restructuring costs incurred in 2004 were $650.

Income Taxes

The effective tax rate was 24.2% in 2005, 27.2% in 2004, and 30.1% in 2003.  The decrease in the Company’s effective tax rate in 2005 was primarily related to an increase in tax-free income from state and municipal securities and an increase in tax-free income related to bank-owned life insurance policies.

Balance Sheet

At December 31, 2005, total assets were $1,645,605 compared to $1,549,379 at December 31, 2004, an increase of $96,226. The increase was primarily attributable to the acquisition of Madison, which accounted for approximately $200 million in assets.  The Company used a portion of the cash received in this acquisition to reduce the overall level of its borrowings.

Loans, Credit Risk and the Allowance and Provision for Loan Losses

Loans remain the Company’s largest concentration of assets and continue to represent the greatest potential risk. The loan underwriting standards observed by the Company’s subsidiaries are viewed by management as a means of controlling problem loans and the resulting charge-offs.

The Company’s conservative loan underwriting standards have historically resulted in higher loan quality and generally lower levels of net charge-offs than peer group averages. The Company also believes credit risks may be elevated if undue concentrations of loans in specific industry segments and to out-of- area borrowers are incurred. Accordingly, the Company’s Board of Directors regularly monitors such concentrations to determine compliance with its loan concentration policy. The Company believes it has no undue concentrations of loans.

Total loans (excluding those held for sale) increased by $28,990 from year-end 2004. The increase was primarily related to the acquisition of Madison, which added $54,835 in net loans. Excluding the acquisition of Madison, the Company’s total loan portfolio decreased by $25,845. This decrease was due primarily to pay offs of approximately $35,000 in the Company’s hotel loan portfolio.  Residential real estate loans continue to represent the largest portion of the total loan portfolio.  Such loans represented 38.5% and 38.1% of total loans at December 31, 2005 and 2004, respectively.

The following table details the Company’s loan portfolio by type of loan.

Loan Portfolio

	December 31
	2005	2004	2003	2002	2001
Types of loans
Commercial and industrial	$134,754	$143,511	$141,571	$98,526	$83,143
Agricultural production financing	23,871	22,647	25,897	25,105	20,726
Farm real estate	38,833	38,281	37,107	43,762	46,524
Commercial real estate mortgage	202,047	213,359	183,938	156,277	150,677
Residential real estate mortgage	368,953	353,515	315,848	301,232	328,107
Construction and development	51,736	38,056	34,686	34,987	53,753
Consumer	123,481	108,430	99,724	72,702	69,957
State and political	14,320	11,206	16,700	7,576	7,898
Total loans	$957,995	$929,005	$855,471	$740,167	$760,785

The following table indicates the amounts of loans (excluding residential and commercial mortgages and consumer loans) outstanding as of December 31, 2005 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Maturities and Sensitivity to Changes in Interest Rates of Commercial and Construction Loans

Due:	Within 1 Year	1 - 5 Years	Over 5 years	Total
Loan Type
Commercial and industrial	$52,785	$38,690	$43,279	134,754
Agricultural production financing	17,283	4,700	1,888	23,871
Construction and development	29,533	13,821	8,382	51,736
Totals	$99,601	$57,211	$53,549	$210,361

Percent	47%	27%	26%	100%

Rate Sensitivity

Fixed Rate	$20,132	$26,029	$5,708	$51,869
Variable Rate	112,512	44,062	1,918	158,492
Totals	$132,644	$70,091	$7,626	$210,361

The Company regards its ability to identify and correct loan quality problems as one of its greatest strengths. Loans are placed on “non-accrual” status when, in management’s judgment, the collateral value and/or the borrower’s financial condition does not justify accruing interest.

As a general rule, commercial and real estate loans are reclassified to nonaccrual status at or before becoming 90 days past due. Interest previously recorded is reversed and charged against current income. Subsequent interest payments collected on nonaccrual loans are thereafter applied as a reduction of the loan’s principal balance.

Non-performing loans were $10,217 as of December 31, 2005 compared to $14,042 as of December 31, 2004 and represented 1.07% of total loans at December 31, 2005 versus 1.51% one year ago.

The following table details the Company’s non-performing loans as of December 31 for the years indicated.

Non-performing Loans

	2005	2004	2003	2002	2001
Nonaccruing loans	$9,984	$13,611	$14,626	$7,695	$10,406
Accruing loans contractually past due 90 days or more	233	431	196	245	766
Total	$10,217	$14,042	$14,822	$7,940	$11,172
% of total loans	1.07%	1.51%	1.73%	1.07%	1.47%

The provision for loan losses was $1,040 in 2005, $600 in 2004, and $1,325 in 2003.  The increase in the Company’s provision in 2005 was primarily due to the increase in net charge-offs during 2005. Net charge-offs were $3,299 in 2005 compared to $2,186 in 2004 and $1,411 in 2003. As a percentage of average loans, net charge-offs equaled .35%, .24%, and .18% in 2005, 2004 and 2003, respectively.

Summary of the Allowance for Loan Losses

	2005	2004	2003	2002	2001
Balance at January 1	$11,698	$11,509	$9,517	$8,894	$8,716
Chargeoffs
Commercial	1,164	1,069	588	1,715	1,392
Commercial real estate mortgage	594	43	—	—	100
Residential real estate mortgage	869	534	555	473	266
Consumer	956	886	777	583	621
Total Chargeoffs	3,583	2,532	1,920	2,771	2,379
Recoveries
Commercial	46	123	160	116	127
Commercial real estate mortgage	—	2	43	5	24
Residential real estate mortgage	35	43	54	127	40
Consumer	203	178	252	151	230
Total Recoveries	284	346	509	399	421
Net Chargeoffs	3,299	2,186	1,411	2,372	1,958
Addition resulting from acquisition	1,002	1,775	2,078	—	—
Provision for loan losses	1,040	600	1,325	2,995	2,136
Balance at December 31	$10,441	$11,698	$11,509	$9,517	$8,894
Net Chargeoffs to average loans	0.35%	0.24%	0.18%	0.31%	0.25%
Provision for loan losses to average loans	0.11%	0.07%	0.17%	0.39%	0.27%
Allowance to total loans at year end	1.09%	1.26%	1.35%	1.29%	1.17%

Allocation of the Allowance for Loan Losses

	2005		2004		2003		2002		2001
December 31	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Real estate
Residential	$1,018	39%	$1,123	38%	$1,230	37%	$2,097	41%	$2,159	43%
Farm real estate	625	4	681	4	704	4	776	6	301	6
Commercial	3,233	21	3,997	23	3,907	21	2,715	21	2,453	20
Construction and development	763	5	648	4	658	4	647	5	858	7
Total real estate	5,639	69	6,449	69	6,499	66	6,235	73	5,771	75
Commercial
Agribusiness	412	3	464	3	491	3	388	3	368	3
Other commercial	2,440	16	2,831	17	3,003	19	1,810	14	1,349	11
Total Commercial	2,852	19	3,295	20	3,494	22	2,198	17	1,717	14
Consumer	1,435	12	1,581	11	1,053	12	951	10	952	11
Unallocated	515		373		463		133		554
Total	$10,441	100%	$11,698	100%	$11,509	100%	$9,517	100%	$8,994	100%

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

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The Company’s allowance for loan losses was $10,441, or 1.09% of total loans, at December 31, 2005 compared to $11,698, or 1.26% of total loans, at the end of 2004. The reduction in non-performing loans supports the decrease in the overall level of the allowance for loan losses.

The acquisition of Madison resulted in an addition to the allowance for loan losses of $1,002.  As of December 31, 2005 management was evaluating the appropriate level of allowance consistent with the probable incurred loss of the portfolio acquired. This acquired allowance is subject to adjustments in the future as part of the finalization of purchase accounting.

Securities

Securities offer flexibility in the Company’s management of interest rate risk, and are the primary means by which the Company provides liquidity and responds to changing maturity characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products or junk bonds.

As of December 31, 2005, all of the securities are classified as “available for sale” (“AFS”) and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders’ equity. A net unrealized loss of $5,272 was recorded to adjust the AFS portfolio to current market value at December 31, 2005 compared to a net unrealized gain of $175 at December 31, 2004.

Investment Securities

(Carrying Values at December 31)

	Within 1 Year	2-5 Yrs	6-10 Yrs	Beyond 10 Years	Total 2004
Available for sale
Federal agencies	$494	$64,786	$11,916	$—	$77,196
State and municipal	6,712	13,457	32,173	60,443	112,785
Mortgage-backed securities	51	904	60,773	185,266	246,994
Equity and other securities	1,016	2,282	607	9,934	13,839
Total available for sale	$8,273	$81,429	$105,469	$255,643	$450,814

Weighted average yield*	5.38%	4.73%	5.30%	5.02%	5.04%

*Adjusted to reflect income related to securities exempt from federal income taxes

Amounts in the table above are based on scheduled maturity dates.  Variable interest rates are subject to change not less than annually based upon certain interest rate indices.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of December 31, 2005, there were no corporate bonds and other securities which represent more than 10% of shareholders’ equity.

For 2005 the tax equivalent yield of the investment securities portfolio was 4.32%, compared to 3.87% and 3.65% for 2004 and 2003, respectively. The average life of the Company’s investment security portfolio was 5.45 years at December 31, 2005. During 2005 the investment portfolio shifted from a shorter than average duration to a slightly longer than average duration when compared to the Company’s average targeted duration.  This move was in direct response to the aggressive move up in short term interest rates as the Federal Reserve increased rates throughout 2005.  The duration extension allowed the portfolio to improve its yield performance throughout the year.  At the end of 2005 management determined that a selective divestiture of underperforming securities would better position the portfolio for the future.  The transaction resulted in a one time pre-tax loss on sale of $2,421 that is expected to be recovered in the next 18 months.  Entering 2006 the portfolio is now positioned to provide consistent yield performance and stable cash flows for reinvestment.  Management anticipates that the portfolio will likely maintain its current duration and expects limited changes to its overall yield performance.

Sources of Funds

The Company relies primarily on customer deposits and securities sold under agreement to repurchase (“repurchase agreements”), along with shareholders’ equity to fund earning assets. Federal Home Loan Bank (“FHLB”) advances are used to provide additional funding. The Company also attempts to obtain deposits through branch acquisitions.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits were 88.5% and 89.6% of total average earning assets in 2005 and 2004, respectively. Total interest-bearing deposits averaged 88.4% and 89.1% of average total deposits during 2005 and 2004. Management is continuing efforts to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

Repurchase agreements are high denomination investments utilized by public entities and commercial customers as an element of their cash management responsibilities. During 2005, repurchase agreements averaged $21,661.

Another source of funding is the Federal Home Loan Bank (FHLB). The Company had FHLB advances of $41,547 outstanding at December 31, 2005. These advances have interest rates ranging from 2.4% to 6.3% (see note 10 to the consolidated financial statements for the maturity schedule of these advances). The Company averaged $89,674 in FHLB advances during 2005 compared to $69,861 during 2004.

Average Deposits

	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
Demand	$144,647		$131,110		$111,480
Interest Bearing Demand	309,551	0.84%	301,611	0.54%	258,213	0.60%
Savings/Money Markets	306,847	1.41	250,274	0.73	218,414	0.69
Certificates of Deposit	483,457	2.73	521,112	2.48	526,304	2.94
Totals	$1,244,502	1.62%	$1,204,107	1.36%	$1,114,411	1.67%

As of December 31, 2005, certificates of deposit and other time deposits of $100 or more mature as follows:

	3 months or less	4-6 months	6-12 months	over 12 months	Total
Amount	$80,335	$20,872	$25,336	$47,113	$173,656
Percent	46%	12%	15%	27%

Capital Resources

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital (“Tier 1”) consists of common shareholders’ equity adjusted for unrealized gains or losses on available for sale (AFS) securities plus limited amounts of Trust Preferred Securities less goodwill and intangible assets. Total capital consists of core capital, certain debt instruments and a portion of the allowance for loan losses. At December 31, 2005, Tier 1 capital to average assets was 8.4%. Total capital to risk-weighted assets was 13.5%. Both ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of each of the Company’s subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Trust Preferred Securities (which are classified as subordinated debentures) qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of these securities cannot constitute more than 25% of the total Tier 1 capital of the Company. Consequently, the amount of Trust Preferred Securities in excess of the 25% limitation constitutes Tier 2 capital, or supplementary capital, of the Company.  As of December 31, 2005, all of the Company’s Trust Preferred Securities qualify as Tier 1 capital.

Common shareholders’ equity is impacted by the Company’s decision to categorize its securities portfolio as available for sale (AFS). Securities in this category are carried at fair value, and common shareholders’ equity is adjusted to reflect unrealized gains and losses, net of taxes.

The Company declared and paid common dividends of $.520 per share in 2005 compared to $.476 and $.435 in 2004 and 2003 respectively. Book value per common share increased to $11.96 at December 31, 2005 compared to $10.68 at the end of 2004. The net adjustment for AFS securities decreased book value per share by $.23 at December 31, 2005 and increased book value per share by $.01 at December 31, 2004. Depending on market conditions, the adjustment for AFS securities can cause significant fluctuations in equity.

Liquidity

Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors and creditors. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, loans and securities maturing within one year and money market instruments. In addition, the Company holds approximately $425 million of AFS securities maturing after one year, which can be sold to meet liquidity needs.

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, supports liquidity, extends the contractual maturity of liabilities, and limits reliance on volatile short-term purchased funds. Short-term funding needs may arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits, which provide a sizable source of relatively stable low-cost funds. The Company defines core deposits as all deposits except certificates of deposits greater than $100. Average core deposits funded approximately 78.8% of total earning assets during 2005 and approximately 79.3% in 2004.

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment. The Company has not received any directives from regulatory authorities that would materially affect liquidity, capital resources or operations.

Contractual Obligations as of December 31, 2005

		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
Time Deposits	$538,876	$336,680	$161,627	$31,038	$9,531
FHLB Advances	41,547	132	15,305	5,581	20,529
Subordinated Debentures	29,898	—	—	—	29,898
Total	$610,321	$336,812	$176,932	$36,619	$59,958

Interest Rate Sensitivity

At year-end 2005, the Company held approximately $666 million in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest rate sensitive in one year or less time horizons. The Company’s interest rate sensitivity analysis for the year ended December 31, 2005 appears in the table below. A significant assumption that creates the large negative gap in the 0 to 3 month category is that all interest-bearing demand and savings accounts are subject to immediate repricing. While it is true that, contractually, those accounts are subject to immediate repricing, the rates paid on those accounts are generally not tied to specific indices and are influenced by market conditions and other factors. Accordingly, a general movement in interest rates, either up or down, may not have any immediate effect on the rates paid on these deposit accounts. The following table illustrates only one source of information about sensitivity to interest rate movements. Our asset and liability management process also uses simulations that take into account the time that various assets and liabilities may reprice and the degree to which various categories of such assets and liabilities will respond to general interest rate movements. Interest rate risk can only be represented by a measurement of the effects of changing interest rates given the capacity for and magnitude of change on specific assets and liabilities.

Rate Sensitivity Analysis at December 31, 2005

	3 Months	1 Year	2 Years	5 Years	Over 5 Years or Insensitive	Total
Interest-earning assets
Loans	$320,739	$237,795	$148,668	$185,781	$67,578	$960,561
Securities	19,170	42,041	49,355	135,143	205,105	450,814
Federal funds sold and money market fund	35,136					35,136
Interest-bearing deposits in banks	210					210
Restricted stock	10,940					10,940
Total Interest-earning assets	386,195	279,836	198,023	320,924	272,683	1,457,661
Other assets					198,385	198,385
Allowance for loan losses					(10,441)	(10,441)
Total assets	$386,195	$279,836	$198,023	$320,924	$460,627	$1,645,605

Interest-bearing liabilities
Interest-bearing demand	$330,592					$330,592
Savings	321,661					321,661
Certificates of deposit	149,575	186,166	115,560	77,105	10,470	538,876
Short term borrowings	26,516					26,516
Federal Home Loan Bank advances	132		15,305	6,110	20,000	41,547
Subordinated debentures	29,898					29,898
Total Interest-bearing liabilities	858,374	186,166	130,865	83,215	30,470	1,289,090
Demand deposits	—	—	—	—	161,568	161,568
Other liabilities	—	—	—	—	33,878	33,878
Stockholders equity	—	—	—	—	161,069	161,069
Total Liabilities and stockholders’ equity	$858,374	$186,166	$130,865	$83,215	$386,985	$1,645,605
Rate sensitivity gap (assets less liabilities)	$(472,179)	$93,670	$67,158	$237,709
Rate sensitivity gap(cumulative)	(472,179)	(378,509)	(311,351)	(73,642)
Percent of total assets (cumulative)	-28.69%	-23.00%	-18.92%	-4.48%
Rate sensitive assets/liabilities (cumulative)	44.99%	63.76%	73.51%	94.15%

Management believes that the Company has taken steps to position itself to react to changes in the current interest rate environment.  Short term interest rates rose significantly in 2005 as the Federal Reserve increased rates in response to a maturing economic expansion.  The Company was able to increase its margin in this environment but increased deposit pricing competition will likely pressure this trend in 2006.  The Company continues to monitor the repricing characteristics of its balance sheet so as to maintain an acceptable net interest margin during interest rate fluctuations. Assuming a stable to moderately higher interest rate environment, the Company does not foresee its earnings materially impacted for 2006.

Asset/liability management strategies are developed by the Company to manage market risk. Market risk is the risk of loss in financial instruments including investments, loans, deposits and borrowings arising from adverse changes in prices/rates. Interest rate risk is the Company’s primary market risk exposure and represents the sensitivity of earnings to changes in market interest rates.

The following table provides information about the Company’s significant financial instruments at December 31, 2005 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by maturity dates. The table presents only a static measurement of asset and liability volumes based on maturity, cash flow estimates and interest rates. It does not reflect the differences in the timing and degree of repricing of assets and liabilities due to interest rate changes.

Principal Cash Flows

December 31	2006	2007	2008	2009	2010	There- after	Total	Fair Value

Assets
Investment securities
Fixed rate	$27,287	$5,494	$70,905	$44,054	$145,455	$155,813	$449,008	$449,008
Average interest rate	4.07%	6.11%	4.09%	4.63%	4.86%	5.84%	5.02%
Variable rate	$273	—	$4	—	$29	$1,500	$1,806	$1,806
Average interest rate	4.90%	—	5.15%	—	4.83%	5.99%	5.81%

Loans
Fixed rate	$35,032	$18,531	$32,624	$40,270	$53,039	$103,271	$282,767	$278,637
Average interest rate	6.66%	6.93%	6.57%	6.60%	6.69%	6.55%	6.62%
Variable rate	$92,938	$13,645	$14,711	$9,159	$23,653	$523,688	$677,794	$669,513
Average interest rate	7.67%	7.08%	7.20%	7.35%	6.44%	6.51%	6.71%

Liabilities

Deposits
NOW, money market and savings deposits
Variable rate	$652,253	—	—	—	—	—	$652,253	$640,168
Average interest rate	1.39%	—	—	—	—	—	1.39%
Certificates of deposit
Fixed rate	$306,657	$111,911	$45,144	$28,488	$1,788	$9,528	$503,516	$503,054
Average interest rate	3.17%	3.54%	3.67%	4.02%	4.26%	3.74%	3.37%
Variable rate	$30,022	$3,649	$923	$229	$534	$3	$35,360	$35,360
Average interest rate	3.90%	3.11%	2.42%	3.28%	3.86%	3.66%	3.78%

Borrowings
Variable rate	$26,516	—	—	—	—	—	$26,516	$26,516
Average interest rate	2.36%	—	—	—	—	—	2.36%

FHLB advances
Fixed rate	$132	$15,305	—	—	$5,581	$20,529	$41,547	$40,951
Average interest rate	6.20%	4.91%	—	—	3.38%	4.24%	4.38%

Subordinated debentures
Variable rate	—	—	—	—	—	$29,898	$29,898	$31,090
Average interest rate	—	—	—	—	—	6.98%	6.98%

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

Effects of Changing Prices

The Company’s asset and liability structure is substantially different from that of an industrial company in that most of its assets and liabilities are monetary in nature. Management believes the impact of inflation on financial results depends upon the Company’s ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction at the same time, or at the same magnitude, as the prices of other goods and services. As discussed previously, management relies on its ability to manage the relationship between interest-sensitive assets and liabilities to protect against wide interest rate fluctuations, including those resulting from inflation.

Critical Accounting Policies

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. These policies require estimates and assumptions. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. In management’s opinion, some of these areas have a more significant impact than others on the Company’s financial reporting. These areas currently include accounting for the allowance for loan losses and goodwill.

Allowance for Loan Losses — The level of the allowance for loan losses is based upon management’s evaluation of the loan and lease portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The level of allowance maintained is believed by management to be adequate to cover losses inherent in the portfolio. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.

Goodwill — Statement of Financial Accounting Standards No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets” were issued in June of 2001 and were effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill and intangible assets deemed to have indefinite lives, if any, will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. The Company has selected June 30 as its date for annual impairment testing.

New Accounting Matters

See Note 1 to the Consolidated Financial Statements regarding the adoption of new accounting standards in 2005.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required in this section is incorporated herein by reference to the information provided in the “Interest Rate Sensitivity” section of Item 7.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Crowe Chizek and Company LLC Member Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

Shareholders and Board of Directors

MainSource Financial Group, Inc.

Greensburg, Indiana

We have audited the accompanying balance sheets of MainSource Financial Group, Inc. as of December 31, 2005 and 2004, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the MainSource Financial Group Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2006 expressed an unqualified opinion thereon.

Crowe Chizek and Company LLC

Indianapolis, Indiana
February 10, 2006

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	December 31, 2005	December 31, 2004
Assets
Cash and due from banks	$51,069	$71,607
Money market and federal funds sold	35,136	4,662
Cash and cash equivalents	86,205	76,269
Interest bearing time deposits	210	304
Investment securities
Available for sale	450,814	425,443
Held to maturity (fair value of $0 and $3,414)	—	3,243
Total investment securities	450,814	428,686
Loans held for sale	2,566	824
Loans, net of allowance for loan losses of $10,441 and $11,698	947,554	917,307
Restricted stock, at cost	10,940	7,902
Premises and equipment, net	27,863	25,766
Goodwill	51,301	40,642
Purchased intangible assets	9,274	6,429
Cash surrender value of life insurance	24,467	24,776
Interest receivable and other assets	34,411	20,474
Total assets	$1,645,605	$1,549,379

Liabilities
Deposits
Noninterest bearing	$161,568	$145,999
Interest bearing	1,191,129	1,080,368
Total deposits	1,352,697	1,226,367
Short-term borrowings	26,516	57,175
Federal Home Loan Bank (FHLB) advances	41,547	90,981
Subordinated debentures	29,898	29,898
Notes payable	—	9,100
Other liabilities	33,878	12,538
Total liabilities	1,484,536	1,426,059

Shareholders’ equity
Preferred stock, no par value Authorized shares - 400,000 Issued and outstanding shares - none	—	—
Common stock $.50 stated value: Authorized shares - 25,000,000 Issued shares - 13,755,409 and 11,196,357
Outstanding shares - 13,472,616 and 10,985,121	6,881	5,600
Common stock to be distributed, 0 and 559,818 shares	—	280
Treasury stock - 282,793 and 211,236, at cost	(4,835)	(3,479)
Additional paid-in capital	105,089	73,451
Retained earnings	57,067	47,371
Accumulated other comprehensive income/(loss)	(3,133)	97
Total shareholders’ equity	161,069	123,320
Total liabilities and shareholders’ equity	$1,645,605	$1,549,379

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share data)

	2005	2004	2003

Interest income
Loans, including fees	$62,321	$56,580	$53,754
Investment securities
Taxable	13,819	12,094	11,480
Tax exempt	4,067	3,049	2,172
Federal funds sold and money market funds	197	76	192
Deposits with financial institutions	71	42	7
Total interest income	80,475	71,841	67,605
Interest expense
Deposits	20,099	16,366	18,628
Short-term borrowings	975	580	172
Subordinated debentures	1,938	1,677	1,638
Other borrowings	3,815	3,216	2,935
Total interest expense	26,827	21,839	23,373
Net interest income	53,648	50,002	44,232
Provision for loan losses	1,040	600	1,325
Net interest income after provision for loan losses	52,608	49,402	42,907
Non-interest income
Insurance commissions	1,991	2,643	2,400
Mortgage banking	2,693	3,198	5,671
Trust and investment product fees	1,119	911	678
Service charges on deposit accounts	7,510	6,912	5,092
Net realized gains/(losses) on securities sales	(2,179)	991	1,300
Increase in cash surrender value of life insurance	891	1,016	626
Interchange income	1,926	1,996	1,796
Other income	3,381	1,877	1,880
Total non-interest income	17,332	19,544	19,443
Non-interest expense
Salaries and employee benefits	27,121	25,411	22,421
Net occupancy expenses	3,542	3,165	2,753
Equipment expenses	4,123	3,949	3,488
Intangibles amortization	1,306	1,059	909
Telecommunications	1,664	1,581	1,287
Stationery printing and supplies	984	988	916
Other expenses	9,836	9,727	8,674
Total non-interest expense	48,576	45,880	40,448
Income before income tax	21,364	23,066	21,902
Income tax expense	5,172	6,273	6,597
Net income	$16,192	$16,793	$15,305

Net income per share - basic and diluted	$1.29	$1.48	$1.37

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Comprehensive Income
	Shares Outstanding	Amount
Balance, January 1, 2003	6,794,877	$2,720	$43,025	$49,529	$4,497	$99,771
Net income				15,305		15,305	$15,305
Unrealized loss on cash flow hedge, net					(117)	(117)	(117)
Unrealized loss on securities net of reclassification adjustment					(3,165)	(3,165)	(3,165)
Total comprehensive income							$12,023
Cash dividends ($.435 per share)				(4,857)		(4,857)
5% Stock dividend and fractional shares	340,537	170	10,453	(10,639)		(16)
Purchase of treasury stock	(64,938)	(1,497)				(1,497)
Balance, December 31, 2003	7,070,476	1,393	$53,478	$49,338	$1,215	$105,424
Net income				16,793		16,793	$16,793
Unrealized gain on cash flow hedge, net					148	148	148
Unrealized loss on securities net of reclassification adjustment					(1,266)	(1,266)	(1,266)
Total comprehensive income							$15,675
Cash dividends ($.476 per share)				(5,391)		(5,391)
3:2 Stock split and fractional shares	3,581,508	1,791	(1,800)			(9)
Issuance of common stock in acquisition	449,224	225	8,701			8,926
5% Stock dividend and fractional shares	559,818	280	13,068	(13,369)		(21)
Exercise of stock options	1,575	24	4			28
Purchase of treasury stock	(117,662)	(1,312)				(1,312)
Balance, December 31, 2004	11,544,939	$2,401	$73,451	$47,371	$97	$123,320
Net income				$16,192		$16,192	$16,192
Unrealized gain on cash flow hedge, net					225	225	225
Unrealized loss on securities net of reclassification adjustment					(3,455)	(3,455)	(3,455)
Total comprehensive income							$12,962
Cash dividends ($.52 per share)				(6,496)		(6,496)
5% Stock dividend - treasury shares	(10,562)					—
5% stock dividend and fractional shares	(766)		(18)			(18)
Exercise of stock options	3,142	52	(4)			48
Purchase of treasury stock	(1,209)	(27)				(27)
Disposal of MSI - Kentucky	(62,928)	(1,380)				(1,380)
Issuance of common stock in acquisition	2,000,000	1,000	31,660			32,660
Balance, December 31, 2005	13,472,616	$2,046	$105,089	$57,067	$(3,133)	$161,069

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	2005	2004	2003
Operating Activities
Net income	$16,192	$16,793	$15,305
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,040	600	1,325
Depreciation and amortization	3,087	2,962	2,629
Amortization of mortgage servicing rights	558	956	1,863
Securities amortization, net	1,197	2,469	4,093
Amortization of core deposit intangibles	1,306	1,059	909
Increase in cash surrender value of life insurance policies	(891)	(930)	(571)
Gain on life insurance benefit	(459)	—	—
Investment securities (gains)/losses	2,179	(991)	(1,300)
Gain on the sale of loans	(944)	(1,301)	(3,836)
Change in loans held for sale	(798)	2,442	15,898
Change in other assets and liabilities	12,699	2,904	3,526
Net cash provided by operating activities	35,166	26,963	39,841

Investing Activities
Net change in short-term investments	94	197	(201)
Proceeds from maturities and payments on securities held to maturity	277	—	1,288
Purchases of securities available for sale	(257,256)	(166,864)	(379,327)
Proceeds from maturities and payments on securities available for sale	119,472	110,650	182,311
Proceeds from sales of securities available for sale	106,556	69,347	117,382
Purchases of restricted stock	(2,834)	(455)	—
Proceeds from life insurance benefit	1,675	—	—
Loan originations and payments, net	19,856	4,435	4,197
Purchases of premises and equipment	(3,455)	(2,468)	(1,960)
Cash received from branch acquisitions, net	—	—	12,203
Cash received/(paid) for bank acquisitions, net	111,785	(342)	(12,836)
Purchase of life insurance policies	—	—	(15,000)
Net cash provided (used) by investing activities	96,170	14,500	(91,943)

Financing Activities
Net change in deposits	(58,374)	(64,660)	21,869
Net change in short-term borrowings	(30,659)	29,343	7,229
Repayment of note payable	(9,100)	(4,100)	(2,900)
Proceeds from issuance of long term debt	—	—	13,000
Proceeds from FHLB advances	220,000	123,500	—
Repayment of FHLB advances	(269,434)	(99,426)	(1,262)
Redemption of subordinated debentures	—	—	(22,425)
Proceeds from issuance of subordinated debentures	—	—	21,898
Proceeds from common stock issuance	32,660	—	—
Purchase of treasury shares	(27)	(1,312)	(1,497)
Cash dividends and fractional share payments	(6,514)	(5,421)	(4,873)
Proceeds from exercise of stock options	48	28	—
Net cash provided (used) by financing activities	(121,400)	(22,048)	31,039
Net change in cash and cash equivalents	9,936	19,415	(21,063)
Cash and cash equivalents, beginning of year	76,269	56,854	77,917
Cash and cash equivalents, end of year	$86,205	$76,269	$56,854

Supplemental Information
Interest paid	$25,845	$22,640	$23,683
Income taxes paid	5,658	3,487	4,150
Loan balances transferred to foreclosed real estate	3,692	2,741	1,896

See Note 2 regarding non-cash transactions included in acquisitions and dispositions and Note 4 regarding non-cash securities transfer in 2005.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:  The consolidated financial statements include MainSource Financial Group, Inc. and its wholly owned subsidiaries, together referred to as “the Company”.  Intercompany transactions and balances are eliminated in consolidation.

The Company’s wholly owned subsidiaries include MainSource Bank, MainSource Bank of Illinois (formerly known as Capstone Bank), MainSource Insurance, LLC, MainSource Title, LLC, MainSource Mortgage, LLC, and IUB Reinsurance Company, Ltd.  In February 2005, the Company disposed of the Kentucky division of its insurance subsidiary.  The disposition did not result in a significant gain or loss to the Company as it was sold at its approximate book value.  In February 2005, the Company merged its wholly-owned subsidiary of Regional Bank into MainSource Bank and in October 2005, the Company merged its wholly-owned subsidiary of Peoples Trust Company into MainSource Bank.

The Company provides financial services through its offices in Indiana and Illinois.  Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate.  Commercial loans are expected to be repaid from cash flow from operations of businesses.  Real estate loans are secured by both residential and commercial real estate.  Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

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

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method, which considers prepayments on mortgage-backed securities.  Gains and losses on sales are based on the amortized cost of the security sold.  Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

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

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful.  The general component covers pools of other loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected.  Impairment is evaluated in total for smaller-balance loans of similar nature such as residential real estate and consumer loans, and is not separately identified for impairment disclosure.  Other loans are evaluated individually for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Federal Home Loan Bank (FHLB) Stock:  The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment.  Because this stock is viewed as long term investment, impairment is based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

Foreclosed Assets:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired net of estimated selling costs, establishing a new cost basis.  If fair value declines after acquisition, a valuation allowance is recorded through expense.  Costs after acquisition are expensed.

Premises and Equipment:  Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation.  Buildings and related components are depreciated using the straight-line method with useful lives ranging from 30 to 39 years for buildings and 5 to 15 years for components.  Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

Company Owned Life Insurance:  The Company has purchased life insurance policies on certain employees.  Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

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

Goodwill and Other Intangible Assets:  Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

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

Stock Compensation:  Compensation expense for stock options is reported using the intrinsic value method.  No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.  The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”.  During 2005, the Company accelerated vesting on selected pools of stock options granted in order to reduce expense that would have been recognized upon adoption of FAS 123R.

	2005	2004	2003
Net income as reported	$16,192	$16,793	$15,305
Deduct: Stock-based compensation expense, net, determined under fair value based method	517	92	29
Pro forma net income	$15,675	$16,701	$15,276

Basic earnings per share as reported	$1.29	$1.48	$1.37
Pro forma basic earnings per share	$1.25	$1.47	$1.37

Diluted earnings per share as reported	$1.29	$1.48	$1.37
Pro forma diluted earnings per share	$1.25	$1.47	$1.37

The pro forma effects are computed using option pricing models, with the following weighted-average assumptions for 2005 as of grant date: risk-free interest rate 4.08%, expected option life 6.83 years, expected stock price volatility 21.64% and dividend yield 2.50%.  For 2004, the following weighted-average assumptions were used as of the grant date: risk-free interest rate 3.48%, expected option life 6.69 years, expected stock price volatility 20.34% and dividend yield 2.75%.  For 2003, the following weighted-average assumptions were used as of the grant date: risk-free interest rate 2.80%, expected option life 6.54 years, expected stock price volatility 18.60% and dividend yield 2.90%.

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

Operating Segments:  While the Company’s chief decision-makers monitor the revenue streams of the various Company products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis.  Accordingly, all of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.

Recently Issued Accounting Standards: During 2005, the Company adopted the following accounting standards and guidance: SOP 03-3 and FASB Staff Position 115-1.  Additionally, the Company will adopt FAS 123R on January 1, 2006.  The impact of these issues is discussed below.

SOP 03-3 requires that acquired loans to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for those individually evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected.  SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan.  Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life, while subsequent decreases are recognized as impairment.  Management adopted the provision of SOP 03-03 effective January 1, 2005.  The adoption of this standard did not have a material impact on financial condition, results of operation, or liquidity as no material amount of loans acquired in the current year fell within the scope of this standard.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings.  Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made.  The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  Management applied this guidance in this FSP in 2005.

FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service.  The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options.  This will apply to awards granted or modified in fiscal years beginning in 2006.  Compensation cost will also be recorded for prior option grants that vest after the date of adoption.  The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted.  Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $28 during 2006, $13 in 2007, $3 in 2008, and $2 in 2009.

NOTE 2 – BUSINESS COMBINATIONS

In August 2005, the Company acquired 100% of the outstanding shares of The Madison Bank & Trust Company.  Operating results of this acquisition are included in the consolidated financial statements since the date of the acquisition.  As a result of this acquisition, the Company expects to further solidify its market share in the southern Indiana market, expand its customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale.

The aggregate purchase price was $30.3 million in cash.  The purchase price resulted in approximately $12.0 million in goodwill, and $4.2 million in core deposit intangible.  The core deposit intangible asset is being amortized over 10 years, using an accelerated method.  Goodwill will not be amortized but will instead be evaluated periodically for impairment.  Goodwill and intangible assets will be deducted for tax purposes over 15 years using a straight line method.  As of the date of this report, the Company was in the process of obtaining third party valuations and completing fair value estimates for certain assets acquired and liabilities assumed, and the allocation of the purchase price is subject to refinement.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

Cash	$142,046
Loans, net	54,835
Goodwill	11,990
Core deposit intangible	4,151
Other assets	2,372
Total assets acquired	215,394
Deposits	(184,704)
Other liabilities	(423)
Total liabilities assumed	(185,127)
Net assets acquired	$30,267

Pending Acquisitions:

In August 2005, the Company executed a definitive agreement to acquire Union Community Bancorp (“Union”).  Union, which has approximately $255 million in assets, operates a total of six offices in Montgomery, Fountain, Warren, and Tippecanoe Counties in Indiana through its wholly-owned subsidiary, Union Federal Bank and Trust Association.  The transaction is expected to close in the first quarter of 2006.

In September 2005, the Company executed a definitive agreement to acquire Peoples Ohio Financial Corporation (“Peoples”).  Peoples, which has approximately $201 million in assets, operates a total of six offices in Montgomery and Miami Counties in Ohio through its wholly-owned subsidiary, Peoples Savings Bank of Troy.  The transaction is expected to close in the second quarter of 2006.

In October 2005, the Company executed a definitive agreement to acquire HFS Bank, F.S.B. (“HFS”).  HFS, which has approximately $236 million in assets, operates a total of six offices in Hobart, Portage, Griffith and Crown Point, Indiana.  The transaction is expected to close in the second quarter of 2006.

NOTE 3 – RESTRICTION ON CASH AND DUE FROM BANKS

The Banks are required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank which do not earn interest. The reserves required at December 31, 2005 and 2004 were $23,313 and $18,614, respectively.  The Company also had compensating balances of $3,382 and $6,229 at December 31, 2005 and 2004 respectively.

NOTE 4 - SECURITIES

The fair value of securities available for sale and related unrealized gains/losses recognized in  accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
As of Dectember 31, 2005
Available for Sale
Federal agencies	$77,196	$94	$(552)
State and municipal	112,785	$995	(1,369)
Mortgage-backed securities	246,994	$344	(5,211)
Equity and other securities	13,839	$427	—
Total available for sale	$450,814	$1,860	$(7,132)

As of December 31, 2004
Available for Sale
Federal agencies	$56,557	$152	$(388)
State and municipal	88,338	1,546	(583)
Mortgage-backed securities	262,690	1,005	(1,924)
Equity and other securities	17,858	427	(60)
Total available for sale	$425,443	$3,130	$(2,955)

During the third quarter of 2005, management transferred all held to maturity securities to available for  sale category.  This redesignation resulted in the transfer of securities with an amortized cost of $3,005 and a fair value of $3,113 from held to maturity to available for sale.  This transfer resulted in an increase to shareholders’ equity of $70 as of September 30, 2005.  For the foreseeable future, newly acquired securities will not be classified as held to maturity.

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity  at year end 2004 were as follows:

As of December 31, 2004	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Held to Maturity
State and municipal	$2,439	$74	$—	$2,513
Other securities	804	97	—	901
Total held to maturity	$3,243	$171	$—	$3,414

No securities were classified as held to maturity at year end 2005. Contractual maturities of securities at December 31, 2005 were as follows.  Securities not due at a single  maturity at year end are shown separately.

Available for Sale
Fair Value
Within one year	$7,206
Two through five years	78,243
Six through ten years	44,089
After ten years	60,443
Mortgage-backed	246,994
Equity and other	13,839
Total investment securities	$450,814

Gross proceeds from sales of securities available for sale during 2005, 2004 and  2003 were $106,556, $69,347, and $117,382. Gross gains of $294, $1,020, and $1,443 and gross  losses of $2,473, $29, and $143 were realized on those sales in 2005, 2004 and 2003, respectively.

Securities with a carrying value of $152,542 and $110,175 were pledged at  December 31, 2005 and 2004 to secure certain deposits, repurchase agreements and for other  purposes as permitted or required by law.

Below is a summary of securities with unrealized losses as of year-end 2005 and 2004 presented by length of time the securities  have been in a continuous unrealized loss position.

2005

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agencies	$52,984	$(552)	$—	$—	$52,984	$(552)
State and municipal	45,073	(689)	20,782	(680)	65,855	(1,369)
Mortgage-backed securities	172,599	(4,082)	36,818	(1,129)	209,417	(5,211)
Equity and other securities	—	—	—	—	—	—
Total temporarily impaired	$270,656	$(5,323)	$57,600	$(1,809)	$328,256	$(7,132)

2004

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agencies	$33,536	$(388)	$—	$—	$33,536	$(388)
State and municipal	32,139	(509)	2,713	(74)	34,852	(583)
Mortgage-backed securities	138,958	(879)	56,602	(1,045)	195,560	(1,924)
Equity and other securities	—	—	3,000	(60)	3,000	(60)
Total temporarily impaired	$204,633	$(1,776)	$62,315	$(1,179)	$266,948	$(2,955)

Unrealized losses on state and municipal securities have not been recognized into income because  management has the intent and ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value.   The fair value of debt securities is expected to recover as the securities approach their maturity date.

Unrealized losses on mortgage-backed securities and agencies have not been recognized into income as the decline in fair value  is largely due to increases in market interest rates.  The fair value is expected to recover as the bonds approach their maturity date  and/or market rates decline.

NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES

	December 31, 2005	December 31, 2004

Commercial and industrial loans	$149,074	$154,717
Agricultural production financing	23,871	22,647
Farm real estate	38,833	38,281
Commercial real estate	160,061	133,360
Hotel	47,939	80,234
Residential real estate	368,953	353,515
Construction and development	45,783	37,821
Consumer	123,481	108,430
Total loans	957,995	929,005
Allowance for loan lossess	(10,441)	(11,698)
Net loans	$947,554	$917,307

Activity in the allowance for loan losses was as follows:

December 31	2005	2004	2003

Allowance for loan losses
Balances, January 1	$11,698	$11,509	$9,517
Addition resulting from acquisition	1,002	1,775	2,078
Provision for losses	1,040	600	1,325
Recoveries on loans	284	346	509
Loans charged off	(3,583)	(2,532)	(1,920)
Balances, December 31	$10,441	$11,698	$11,509

Impaired loans were as follows:

December 31	2005	2004	2003

Impaired loans with an allowance allocated	$5,888	$8,908	$6,954
Impaired loans with no allocated allowances	4,239	—	—
Total impaired loans	$10,127	$8,908	$6,954
Allowance allocated for impaired loans	$1,615	$1,578	$1,086
Average balance of impaired loans during the year	$13,431	$6,758	$4,997
Interest income recognized on impaired loans	—	—	—
Cash basis interest included above	—	—	—

Nonperforming loans were as follows:

December 31	2005	2004
Loans past due 90 days or more still on accrual	$233	$431
Nonaccrual loans	9,984	13,611
	$10,217	$14,042

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 6 - PREMISES AND EQUIPMENT

December 31	2005	2004

Land	$4,762	$4,604
Buildings	27,314	24,086
Furniture and equipment	25,260	23,860
Total cost	57,336	52,550
Accumulated depreciation	(29,473)	(26,784)
Net	$27,863	$25,766

Depreciation expense was $3,087, $2,962, and $2,629 in 2005, 2004 and 2003.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in carrying amount of goodwill is as follows:

	2005	2004
Beginning of year	$40,642	$36,047
Goodwill from acquisition during the year	11,990	4,595
Goodwill reduced from disposal of business	(1,331)	—
End of year	$51,301	$40,642

Acquired Intangible Assets

	2005	2004
Core deposit intangibles	$16,096	$11,945
Accumulated amortization	(6,822)	(5,516)
Core deposit intangibles, net	$9,274	$6,429

Aggregate amortization expense was $1,306, $1,059, and $909 for 2005, 2004, and 2003.

Estimated amortization expense for each of the next five years follows:

2006	$1,638
2007	1,603
2008	1,471
2009	945
2010	820

NOTE 8 - DEPOSITS

	December 31 2005	December 31, 2004
Non-interest-bearing demand	$161,568	$145,999
Interest-bearing demand	330,592	310,306
Savings	321,661	304,230
Certificates of deposit of $100 or more	173,656	117,361
Other certificates and time deposits	365,220	348,471
Total deposits	$1,352,697	$1,226,367

Certificates and other time deposits mature as follows:

2006	$336,679
2007	115,560
2008	46,067
2009	28,717
2010	2,322
Thereafter	9,531
Total	538,876

NOTE 9 - SHORT TERM BORROWINGS

December 31	2005	2004
Short term borrowings consisted of the following at year-end:
Securities sold under repurchase agreements	$26,516	$27,275
Federal funds purchased	—	26,900
Line of credit	—	3,000
Total short-term borrowings	$26,516	$57,175

Securities sold under repurchase agreements (“agreements”) consist of obligations secured by Federal agency securities, and a safekeeping agent holds such collateral.  The maximum amount of outstanding repurchase agreements at any month-end during 2005, 2004, and 2003 totaled $28,581, $28,782, and $20,048.  The daily average of such agreements during 2005, 2004, and 2003 totaled $21,661, $22,166, and $16,680.   The weighted average rate was 2.36%, 1.34%, and 0.71% at December 31, 2005, 2004, and 2003 while the weighted  average rate during 2005, 2004, and 2003 was approximately 1.98%, 0.96%, and 0.88% respectively.  The majority  of the agreements at December 31, 2005 mature within 30 days.

The Company has a revolving credit facility for $30,000 as a standby for funding needs which matures July 1, 2007.   The interest rate is 120 basis points above the 3-month LIBOR rate which resulted in a rate of 5.72% at year-end 2005.   There was no outstanding balance as of December 31, 2005.  The line is secured by the stock of MainSource Bank.

As of December 31, 2004, the Company had a revolving credit facility for $3,000 which matured June 5, 2005.

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank (“FHLB”) advances at year end were:

	2005	2004
Maturities March 2006 through August 2012, primarily fixed rates from 2.4% to 6.3%, averaging 4.4%	$41,547	$—

Maturities June 2005 through August 2012, primarily fixed rates from 2.4% to 6.6%, averaging 3.8%	—	90,981
	$41,547	$90,981

The majority of the FHLB advances are secured by first mortgage loans totaling approximately 150% of the advance under a blanket security agreement.  Approximately $132 of advances are secured by cash. The advances are subject to restrictions or penalties in the event of prepayment.

Maturities over the next five years are:

2006	132
2007	15,305
2008	—
2009	—
2010	5,581
Thereafter	20,529

NOTE 11 – NOTES PAYABLE

Notes payable at December 31, 2004 include a term note with a balance of $9,100 secured by the common stock of MainSource Bank.  The note required semi annual principal payments of $1,300 plus quarterly interest payments. Interest accrued at LIBOR plus 120 basis points.  This note was paid off in full in June of 2005.

NOTE 12 – SUBORDINATED DEBENTURES

The Company formed three separate trusts in 2002 and 2003 that issued floating rate trust preferred securities as part of pooled offerings.  The Company issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole asset of the trusts.  Under FAS Interpretation No. 46, the trusts are no longer consolidated with the Company.  Other than the items detailed below, the terms of the subordinated debentures are generally the same.  Interest payments are payable quarterly in arrears and the Company has the option to defer interest payments from time to time for a period not to exceed 20 consecutive quarters.  The subordinated debentures mature in 30 years from issuance and can be called anytime after five years at par.   The following table summarizes the other terms of each issuance.

	Issuance	Amount	Variable Rate	Rate as of 12/31/05	Maturity
Trust 1	2002	$8,248	LIBOR +3.25%	7.77%	2032
Trust 2	2003	14,433	LIBOR +3.25%	7.78%	2033
Trust 3	2003	7,217	LIBOR +3.15%	7.64%	2033

During 2003, the Company entered into an interest rate swap and cap to mitigate overall risk to changes in interest rates.  Both the interest rate swap and the cap have a 60 month term and a notional principal amount of $14,000.  The notional amount of the interest rate swaps do not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amounts and other terms of the contract.  The interest rate swap and cap were designated as cash flow hedges against a portion of the subordinated debentures.  As such, the aggregate fair value of the swaps are recorded as other assets or other liabilities with changes in the fair value recorded in other comprehensive income and no amount of ineffectiveness was included in net income.  Under the interest rate swap agreement, the Company made fixed rate payments at 6.65%, and received variable payments based on LIBOR.  Net settlement expense or benefit is included in interest expense.  A payment of $23 was due to the Company at December 31, 2005.  The interest rate cap requires the counter-party to pay the Company the excess of 3 month LIBOR over 12%.  The fair value for the interest rate swap and cap was $426 at December 31, 2005 and was included in other assets.  The fair value was $52 at December 31, 2004 and was included in other assets.  Both the interest rate swap and cap expire in April 2008.

NOTE 13 - LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $509,211 and $500,797 at December 31, 2005 and 2004. Mortgage servicing rights are included in other assets on the consolidated balance sheets.  The fair value of capitalized mortgage servicing assets is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates.  No valuation allowance was necessary during 2005 or 2004. The fair market value of capitalized mortgage servicing rights was $4,861 and $4,789 at year end 2005 and 2004.

	2005	2004

Mortgage servicing assets
Balances, January 1	$2,888	$2,618
Servicing assets capitalized	828	1,226
Amortization of servicing assets	(558)	(956)
Balance, December 31	$3,158	$2,888

NOTE 14 - INCOME TAX

Income tax expense (benefit) was as follows:

Year Ended December 31	2005	2004	2003

Income tax expense
Currently payable	$2,972	$4,154	$4,749
Deferred	2,200	2,119	1,848
Total income tax expense	$5,172	$6,273	$6,597

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

Federal statutory income tax rate	35%	35%	35%
Federal statutory income tax	$7,477	$8,073	$7,666
Tax exempt interest	(1,612)	(1,231)	(893)
Effect of state income taxes	25	63	397
Non-deductible expenses	36	50	52
Tax exempt income on life insurance	(472)	(356)	(219)
Low income housing credits	(132)	(132)	(175)
Other	(150)	(194)	(231)
Income tax expense	$5,172	$6,273	$6,597

The components of the net deferred tax asset (liability) are as follows:

December 31	2005	2004
Assets
Allowance for loan losses	$3,653	$4,585
Deferred compensation	435	439
Fair value adjustments on assets acquired	336	707
Accrued expenses	343	226
Unrealized loss on securities AFS	1,845	—
Other	136	325
Total assets	$6,748	$6,282

Liabilities
Accretion on securities	(56)	(28)
Depreciation	(1,228)	(1,530)
Intangibles	(3,004)	(2,900)
Mortgage servicing rights	(1,105)	(1,151)
Deferred loan fees/costs	(285)	(195)
FHLB stock dividends	(336)	(303)
Unrealized gain on securities AFS	—	(35)
Net unrealized appreciation on interest rate swap	(149)	(21)
Other	(1,224)	(710)
Total liabilities	$(7,387)	$(6,873)

Net deferred tax asset/(liability)	$(639)	$(591)

The Company has a state operating loss carryforward of $5,200, which begins to expire in 2019.

Retained earnings of MainSource Bank include approximately $2,162 for which no deferred income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions as of  December 31, 1987 for tax purposes only.  Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of MainSource Bank stock or excess dividends, or loss of “bank” status for MainSource Bank would create income for tax purposes only, which  would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount for MainSource at December 31, 2005 was approximately $757.

NOTE 15 - OTHER COMPREHENSIVE INCOME

Year Ended December 31, 2005	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount

Unrealized holding losses on available for sale securities	$(7,626)	$2,788	$(4,838)
Unrealized holding gains on interest rate swap and cap	374	(149)	225
Less: reclassification adjustment for losses realized in net income	(2,179)	796	(1,383)
Other comprehensive loss	$(5,073)	$1,843	$(3,230)

Year Ended December 31, 2004	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount

Unrealized holding losses on available for sale securities	$(1,019)	$380	$(639)
Unrealized holding gains on interest rate swap and cap	247	(99)	148
Less: reclassification adjustment for gains realized in net income	991	(364)	627
Other comprehensive loss	$(1,763)	$645	$(1,118)

Year Ended December 31, 2003	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount

Unrealized holding losses on available for sale securities	$(3,580)	$1,260	$(2,320)
Unrealized holding losses on interest rate swap and cap	$(195)	$78	$(117)
Less: reclassification adjustment for gains realized in net income	1,300	(455)	845
Other comprehensive loss	$(5,075)	$1,793	$(3,282)

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

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2005	2004
Commitments to extend credit	$222,373	$155,280
Commercial letters of credit	14,404	17,925

Commitments are predominantly short-term or variable in rate.

NOTE 17 – STOCK DIVIDENDS AND SPLITS

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

NOTE 18 - DIVIDENDS

Without prior approval, the Banks are restricted by state and federal regulations as to the maximum amount of dividends they can pay to the holding company in any calendar year.  The Banks may dividend their retained net profits (as defined) for that year and the two preceding years.  From time to time, the holding company may seek the approval of the appropriate regulatory authorities to allow the banks to pay additional dividends to the holding company in excess of the aforementioned amount.  At December 31, 2005, total shareholders’ equity of the Banks was $171,516 of which $170,238 was restricted or limited from dividend distribution to the holding company.

NOTE 19 – DIVIDEND REINVESTMENT PLAN

The Company maintains an Automatic Dividend Reinvestment Plan.  The plan enables shareholders to elect to have their cash dividends on all or a portion of shares held automatically reinvested in additional shares of the Company’s common stock. The stock is purchased by the Company’s transfer agent on the open market and credited to participant accounts at fair market value.  Dividends are reinvested on a quarterly basis.

NOTE 20 - REGULATORY CAPITAL

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity’s activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on operations. At December 31, 2005 and 2004, the most recent regulatory notifications categorized the banks as well capitalized under the regulatory framework for prompt corrective actions.  There are no conditions or events since that notification that management believes have changed the institutions’ category.

Actual and required capital amounts and ratios are presented below.

	Actual		Required for Adequate Capital		To Be Well Capitalized
December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$143,068	13.5%	$84,537	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	132,627	12.6	42,268	4.0	N/A	N/A
Tier 1 capital (to average assets)	132,627	8.4	63,284	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	$112,673	12.0%	$75,301	8.0%	$94,126	10.0%
Tier 1 capital (to risk-weighted assets)	102,969	10.9	37,650	4.0	56,475	6.0
Tier 1 capital (to average assets)	102,969	7.5	55,194	4.0	68,993	5.0

MainSource Bank of Illinois
Total capital (to risk-weighted assets)	$13,166	12.3%	$8,596	8.0%	$10,745	10.0%
Tier 1 capital (to risk-weighted assets)	12,429	11.6	4,298	4.0	6,447	6.0
Tier 1 capital (to average assets)	12,429	6.8	7,370	4.0	9,212	5.0

	Actual		Required for Adequate Capital		To Be Well Capitalized
December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$116,851	11.8%	$79,061	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	105,153	10.6	39,530	4.0	N/A	N/A
Tier 1 capital (to average assets)	105,153	7.0	60,271	4.0	N/A	N/A

MainSource Bank (includes Regional and Peoples Trust Company)
Total capital (to risk-weighted assets)	$105,685	11.9%	$71,130	8.0%	$88,912	10.0%
Tier 1 capital (to risk-weighted assets)	95,327	10.7	35,565	4.0	53,347	6.0
Tier 1 capital (to average assets)	95,327	7.3	52,158	4.0	65,198	5.0

MainSource Bank of Illinois
Total capital (to risk-weighted assets)	$14,290	15.2%	$7,531	8.0%	$9,414	10.0%
Tier 1 capital (to risk-weighted assets)	13,463	14.3	3,765	4.0	5,648	6.0
Tier 1 capital (to average assets)	13,463	7.0	7,713	4.0	9,642	5.0

NOTE 21 – EMPLOYEE BENEFIT PLANS

The Company has a defined-contribution retirement plan in which substantially all employees may participate. The Company matches a portion of employees’ contributions and makes additional contributions based on employee compensation. Expense was $1,309 in 2005, $1,621 in 2004, and $1,284 in 2003.

NOTE 22 - RELATED PARTY TRANSACTIONS

The Company has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2005	$9,847
Changes in composition of related parties	(231)
New loans, including renewals and advances	10,871
Payments, including renewals	(9,679)
Balances, December 31, 2005	$10,808

Deposits from related parties held by the Company at December 31, 2005 and 2004 totaled $2,847 and $4,462.

NOTE 23 - STOCK OPTION PLANS

Options to buy stock were granted to directors and employees of the Company under the Company’s Stock Option Plan, which was adopted in 2003 and provides for the issuance of up to 578,813 options, of  which 390,333 are still available for granting at year-end 2005.

Exercise price is the market price at date of grant, so there is no compensation expense  recognized in the consolidated statements of income.  The maximum option term is ten years, and options vest immediately for the directors’ grant and over four years for the employees’ grants.  The weighted average remaining contractual life is 8.3 years at December 31, 2005.  A summary of the activity in the plan is as follows:

	2005		2004		2003
		Weighted Average		Weighted Average		Weighted Average
Year Ended December 31	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options (restated for stock dividends and splits)
Outstanding, beginning of year	116,825	$18.36	57,054	$14.03	—	$—
Granted	70,000	21.45	61,425	22.26	57,054	14.03
Exercised	(3,142)	14.03	(1,654)	14.03	—	—
Forfeited or expired	(9,777)	17.84	—	—	—	—
Outstanding, end of year	173,906	$19.71	116,825	$18.36	57,054	$14.03
Options exercisable at year end	155,662	$20.30	39,371	$17.09	17,612	$14.03

Options outstanding at year-end 2005 were as follows.

	Outstanding		Exercisable
Exercise Prices	Number	Remaining Contractual Life (years)	Number
$14.03	47,131	7.3	31,587
$18.13	3,000	9.8	300
21.60 *	65,500	9.2	65,500
22.26 *	58,275	8.2	58,275
Total at year-end	173,906		155,662

* Stock options for which vesting was accelerated in 2005.

NOTE 24 - EARNINGS PER SHARE

Earnings per share were computed as follows:

	Net Income	Weighted Average Shares	Per - Share Amount
Year Ended December 31, 2005
Basic Earnings Per Share
Net income available to common shareholders	$16,192	12,549,964	$1.29
Effect of dilutive stock options		13,496

Diluted Earnings Per Share
Net income available to common shareholders and assumed conversions	$16,192	12,563,460	$1.29

Year Ended December 31, 2004
Basic Earnings Per Share
Net income available to common shareholders	$16,793	11,355,665	$1.48
Effect of dilutive stock options		16,329

Diluted Earnings Per Share
Net income available to common shareholders and assumed conversions	$16,793	11,371,994	$1.48

Year Ended December 31, 2003
Basic Earnings Per Share
Net income available to common shareholders	$15,305	11,157,943	$1.37
Effect of dilutive stock options		3,290

Diluted Earnings Per Share
Net income available to common shareholders and assumed conversions	$15,305	11,161,233	$1.37

Stock options for 123,775 and 61,425 shares of common stock were not considered in computing diluted earnings per  common share for 2005 and 2004 because they were antidilutive.  All stock options were dilutive in 2003.

NOTE 25 - FAIR VALUES OF FINANCIAL INSTRUMENTS

	2005		2004
December 31	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$86,205	$86,205	$76,269	$76,269
Interest-bearing time deposits	210	210	304	304
Securities available for sale	450,814	450,814	425,443	425,443
Securities held to maturity	—	—	3,243	3,414
Loans including loans held for sale, net	950,120	948,150	918,131	913,866
Restricted stock	10,940	10,940	7,902	7,902
Interest receivable	8,400	8,400	7,123	7,123
Interest rate swap and cap	426	426	52	52

Liabilities
Deposits	(1,352,697)	(1,340,150)	(1,226,367)	(1,222,053)
Borrowings
Short-term	(26,516)	(26,516)	(57,175)	(57,175)
FHLB advances	(41,547)	(40,951)	(90,981)	(91,603)
Notes payable	—	—	(9,100)	(9,100)
Interest payable	(3,373)	(3,373)	(2,391)	(2,391)
Subordinated debentures	(29,898)	(31,090)	(29,898)	(29,898)

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value of cash and cash equivalents, interest-bearing time deposits, restricted stock, accrued interest receivable and payable, demand and all other transactional deposits, short-term borrowings, variable rate notes payable and subordinated debentures, and variable rate loans or deposits that reprice frequently and fully.   Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted  cash flows using current market rates applied to the estimated life and credit risk.  Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values.  Fair value of loans held for sale is based on market quotes.  Fair value of FHLB advances is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to  enter into or terminate such arrangements, and are not considered significant.  The fair value of interest rate swaps is based on market prices or dealer quotes.

NOTE 26 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest Income	Net Interest Income	Net Income	Earnings per Share
				Basic	Fully Diluted
2005
First quarter	$18,693	$12,705	$3,790	$0.33	$0.33
Second quarter	19,533	13,185	4,326	0.37	0.37
Third quarter	20,598	13,629	4,532	0.34	0.34
Fourth quarter	21,651	14,129	3,544	0.26	0.26

2004
First quarter	$16,764	$11,472	$3,635	$0.33	$0.33
Second quarter	17,474	12,284	4,319	0.38	0.38
Third quarter	18,985	13,500	4,606	0.40	0.40
Fourth quarter	18,618	12,746	4,233	0.37	0.37

NOTE 27 - PARENT ONLY CONDENSED FINANCIAL STATEMENTS

Parent Only Condensed Balance Sheets

December 31	2005	2004
Assets
Cash and cash equivalents	$9,457	$1,787
Investment securities available for sale	3,111	3,099
Investment in subsidiaries	174,471	157,320
Other assets	5,713	4,687
Total assets	$192,752	$166,893

Liabilities
Subordinated debentures	$29,898	$29,898
Notes payable	—	9,100
Short-term borrowings	—	3,000
Other liabilities	1,785	1,575
Total liabilities	31,683	43,573
Shareholders’ equity	161,069	123,320
Total liabilities and shareholders’ equity	$192,752	$166,893

Parent Only Condensed Statements of Income

Year Ended December 31	2005	2004	2003
Income
Dividends from subsidiaries	$27,797	$17,850	$14,250
Fees from subsidiaries	10,345	9,197	7,813
Other Income	132	95	207
Total income	38,274	27,142	22,270
Expenses
Interest expense	2,192	1,993	1,898
Salaries and benefits	6,115	5,280	4,869
Professional fees	932	689	582
Other expenses	5,805	4,962	5,085
Total expenses	15,044	12,924	12,434
Income (loss) before income taxes and equity in undistributed income of subsidiaries	23,230	14,218	9,836
Income tax expense (benefit)	(1,980)	(1,588)	(1,877)
Income (loss) before equity in undistributed income of subsidiaries	25,210	15,806	11,713
Equity in undistributed income of subsidiaries	(9,018)	987	3,592
Net income	$16,192	$16,793	$15,305

Condensed Statements of Cash Flows Parent Only

Year Ended December 31	2005	2004	2003
Operating Activities
Net income	$16,192	$16,793	$15,305
Undistributed income of subidiaries	9,018	(987)	(3,592)
Changes in other assets and liabilities	1,172	183	3,228
Net cash provided by operating activities	26,382	15,989	14,941

Investing Activities
Capital contributed to subsidiary	(735)	(1,300)	(5,600)
Cash paid for acquisition	(30,267)	(4,662)	(24,283)
Purchases of equipment	(1,777)	(948)	(705)
Proceeds from sales of securities available for sale	—	165	—
Purchase of securities available for sale	—	(2,096)	—
Net cash used by investing activities	(32,779)	(8,841)	(30,588)

Financing Activities
Payments on note payable	(9,100)	(3,400)	(2,900)
Payments on subordinated debentures	—	—	(23,119)
Proceeds from issuance of subordinated debentures	—	—	21,650
Proceeds from issuance of long-term debt	—	—	13,000
Net change in short-term borrowings	(3,000)	3,000	—
Purchase of treasury shares	(27)	(1,312)	(1,497)
Proceeds from exercise of stock options	48	28	—
Proceeds from stock issuance	32,660
Cash dividends and fractional shares	(6,514)	(5,421)	(4,874)
Net cash provided (used) by financing activities	14,067	(7,105)	2,260
Net change in cash and cash equivalents	7,670	43	(13,387)
Cash and cash equivalents, beginning of year	1,787	1,744	15,131
Cash and cash equivalents, end of year	$9,457	$1,787	$1,744

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with its audits for the three most recent fiscal years ended December 31, 2005, there have been no disagreements with the Company’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 9A.  CONTROLS & PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms as of such date.

Our management has evaluated our internal control over financial reporting and there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

We, as management of the Company, are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with Untied States generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2005, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concludes that as of December 31, 2005, its system of internal controls over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework”.  Crowe Chizek and Company LLC, independent registered public accounting firm, has issued an attestation report dated February 10, 2006 on management’s assessment of the Company’s internal control over financial reporting.

James L. Saner, Sr.

President and Chief Executive Officer

James M. Anderson

Senior Vice President and Chief Financial Officer

Report Of Independent Registered Public Accounting Firm On Internal Controls

Crowe Chizek and Company LLC Member Horwath International

Shareholders and Board of Directors

MainSource Financial Group, Inc.

Greensburg, Indiana

We have audited management’s assessment, included in the accompanying Report on Management’s Report on Internal Control Over Financial Reporting, that  MainSource Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   MainSource Financial Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that MainSource Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Also in our opinion, MainSource Financial Group, Inc.  maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of MainSource Financial Group, Inc. and our report dated February 10, 2006 expressed an unqualified opinion.

Crowe Chizek and Company LLC

Indianapolis, Indiana
February 10, 2006

ITEM 9B.    OTHER INFORMATION

None

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements.

Financial Statements filed as part of this Form 10-K are included under Part II, Item 8, above.

(a)(2) Financial statement schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes in Part II, Item 8 above.

(a)(3) Exhibits:

3.1           Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2003 filed March 12, 2004 with the Commission (Commission File No. 0-12422)).

3.2           Bylaws of MainSource Financial Group, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 3 to the Report on Form 8-K of the registrant filed September 22, 2005 with the Commission (Commission File No. 0-12422)).

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

10.1         Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2003 filed March 12, 2004 with the Commission (Commission File No. 0-12422)).*

10.2         Form of Stock Option Agreement Under 2003 Stock Option Plan for Directors of Registrant dated May 19, 2003 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2003 filed March 12, 2004 with the Commission (Commission File No. 0-12422)).*

10.3         Form of Stock Option Agreement Under 2003 Stock Option Plan for Officers of Registrant (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed February 24, 2005 with the Commission (Commission File No. 0-12422)).*

10.4         Form of Executive Severance Agreement dated January 16, 2001 between the Registrant and James L. Saner, Sr. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2000 filed March 30, 2001 with the Commission (Commission File No. 0-12422)).*

10.5         Form of Executive Severance Agreement dated January 16, 2001 between the Registrant and John C. Parker (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2002 filed March 28, 2003 with the Commission (Commission File No. 0-12422)).*

10.6         Form of Executive Severance Agreement dated January 16, 2001 between Registrant and James M. Anderson.*

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

23.1         Consent of Crowe Chizek and Company LLC

31.1         Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2         Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Financial Officer

The following exhibits accompany this periodic report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the “2002 Act”). These exhibits shall be deemed only to accompany this periodic report and are not part of this periodic report, shall not be deemed filed for purposes of the Securities Exchange Act of 1934, and may not be for any purpose other than compliance with the 2002 Act.

32.1         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

* A management contract or compensatory plan or agreement.

(b) Exhibits

Reference is made to Item 15(a)(3) above.

(c) Schedules

None required

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 10th day of March, 2006.

MAINSOURCE FINANCIAL GROUP, INC.

/s/ James L. Saner, Sr.
James L. Saner, Sr., President
And Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities with the Company and on the dates indicated.

Signature		Capacity	Date

/s/	William G. Barron
	William G. Barron	Director	March 10, 2006

/s/	Brian J. Crall
	Brian J. Crall	Director	March 10, 2006

/s/	Douglas I. Kunkel
	Douglas I. Kunkel	Director	March 10, 2006

/s/	Philip A. Frantz
	Philip A. Frantz	Director	March 10, 2006

/s/	Rick S. Hartman
	Rick S. Hartman	Director	March 10, 2006

/s/	D.J. Hines
	D.J. Hines	Director	March 10, 2006

/s/	Robert E. Hoptry
	Robert E. Hoptry	Director	March 10, 2006
Chairman of the Board

/s/	James M. Anderson
	James M. Anderson	Senior Vice President & Chief Financial Officer	March 10, 2006

/s/	James L. Saner, Sr.
	James L. Saner, Sr.	Director	March 10, 2006
President & Chief Executive Officer