Form 10-Q
period 2006-03-31
MAINSOURCE FINANCIAL GROUP
filed 2006-05-09
CIK 720002

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2006

COMMISSION FILE NUMBER 0-12422

MAINSOURCE FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

INDIANA	35-1562245
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

201 NORTH BROADWAY GREENSBURG, INDIANA	47240
(Address of principal executive offices)	(Zip Code)

(812) 663-0157

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if

changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐  No    ☒

As of May 8, 2006 there were outstanding 15,049,838 shares of common stock, without par value of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

(Unaudited)

	March 31,	December 31,
	2006	2005
Assets
Cash and due from banks	$52,437	$51,069
Money market and federal funds sold	4,700	35,136
Cash and cash equivalents	57,137	86,205
Interest bearing time deposits	116	210
Investment securities available for sale	464,016	450,814
Loans held for sale	524	2,566
Loans, net of allowance for loan losses of $11,804 and $10,441	1,158,157	947,554
Restricted stock, at cost	14,740	10,940
Premises and equipment, net	31,525	27,863
Goodwill	76,730	51,301
Purchased intangible assets	8,853	9,274
Cash surrender value of life insurance	31,947	24,467
Interest receivable and other assets	34,514	34,411
Total assets	$1,878,259	$1,645,605

Liabilities
Deposits
Noninterest bearing	$159,542	$161,568
Interest bearing	1,305,201	1,191,129
Total deposits	1,464,743	1,352,697
Short-term borrowings	43,585	26,516
Federal Home Loan Bank (FHLB) advances	133,467	41,547
Subordinated debentures	29,898	29,898
Other liabilities	14,882	33,878
Total liabilities	1,686,575	1,484,536

Shareholders’ equity
Preferred stock, no par value Authorized shares - 400,000 Issued and outstanding shares - none	—	—
Common stock $.50 stated value:
Authorized shares - 25,000,000 Issued shares - 15,332,631 and 13,755,409 Outstanding shares - 15,049,838 and 13,472,616	7,670	6,881
Treasury stock - 282,793 and 282,793, at cost	(4,835)	(4,835)
Additional paid-in capital	133,502	105,089
Retained earnings	60,034	57,067
Accumulated other comprehensive loss	(4,687)	(3,133)
Total shareholders’ equity	191,684	161,069
Total liabilities and shareholders’ equity	$1,878,259	$1,645,605

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollar amounts in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2006	2005

Interest income
Loans, including fees	$17,145	$14,591
Investment securities	5,386	4,026
Other interest income	124	76
Total interest income	22,655	18,693
Interest expense
Deposits	6,652	4,309
Subordinated debentures	522	458
Other borrowings	1,247	1,221
Total interest expense	8,421	5,988
Net interest income	14,234	12,705
Provision for loan losses	360	120
Net interest income after provision for loan losses	13,874	12,585
Non-interest income
Insurance commissions	420	587
Mortgage banking	580	546
Trust and investment product fees	293	280
Service charges on deposit accounts	1,851	1,666
Net realized gains on securities	61	11
Increase in cash surrender value of life insurance	227	235
Interchange income	497	490
Other income	970	764
Total non-interest income	4,899	4,579
Non-interest expense
Salaries and employee benefits	7,405	6,876
Net occupancy expenses	1,058	899
Equipment expenses	1,134	1,030
Intangibles amortization	421	295
Telecommunications	447	390
Stationery printing and supplies	235	178
Other expenses	1,701	2,426
Total non-interest expense	12,401	12,094
Income before income tax	6,372	5,070
Income tax expense	1,586	1,280
Net income	$4,786	$3,790

Comprehensive income	$3,232	$883

Cash dividends declared per share	$0.135	$0.130

Net income per share - basic and diluted	$0.35	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollar amounts in thousands)

(Unaudited)

	Three months ended
	March 31,
	2006	2005
Operating Activities
Net income	$4,786	$3,790
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	360	120
Depreciation and amortization	813	768
Securities amortization, net	(25)	424
Stock option expense	23	—
Amortization of core deposit intangibles	421	295
Increase in cash surrender value of life insurance policies	(227)	(235)
Investment securities (gains)	(61)	(11)
Change in loans held for sale	2,042	(2,225)
Change in other assets and liabilities	(9,684)	(606)
Net cash provided (used) by operating activities	(1,552)	2,320

Investing Activities
Net change in short-term investments	210	204
Purchases of securities available for sale	(34,145)	(32,151)
Proceeds from maturities and payments on securities available for sale	16,606	26,731
Proceeds from sales of securities available for sale	4,946	—
Loan originations and payments, net	5,968	27,380
Purchases of premises and equipment	(646)	(518)
Cash paid for bank acquisitions, net	(9,138)	—
Net cash provided (used) by investing activities	(16,199)	21,646

Financing Activities
Net change in deposits	(66,351)	(34,354)
Net change in short-term borrowings	17,069	(35,561)
Proceeds from FHLB advances	60,000	15,000
Repayment of FHLB advances	(20,216)	(2,147)
Purchase of treasury shares	—	(27)
Cash dividends and fractional stock dividends	(1,819)	(1,518)
Proceeds from exercise of stock options	—	25
Net cash provided (used) by financing activities	(11,317)	(58,582)
Net change in cash and cash equivalents	(29,068)	(34,616)
Cash and cash equivalents, beginning of year	86,205	76,269
Cash and cash equivalents, end of year	$57,137	$41,653

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The significant accounting policies followed by MainSource Financial Group, Inc. (“Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared according to accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. The interim statements do not include all information and footnotes normally included in the annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature. Some items in prior period financial statements were reclassified to conform to current presentation.  It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the MainSource Financial Group December 31, 2005 Annual Report on Form 10-K.

NOTE 2 - STOCK PLANS AND STOCK BASED COMPENSATION

Options to buy stock were granted to directors and officers of the Company under the Company’s Stock Option Plan, which was adopted in 2003 and provides for the issuance of up to 578,813 options, of which 355,833 are still available for granting at March 31, 2006.  All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted.  The maximum option term is ten years, and options vest immediately for the directors’ grant and over four years for the officers’ grant.  It is the Company’s intent that shares issued under the above mentioned plan will come from treasury shares.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” The Company elected to utilize the modified prospective transition method, therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. For options with graded vesting, we value the stock option grants and recognize compensation expense as if each vesting portion of the award was a single award. Under the modified prospective method, unvested awards, and awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R.

The following table summarizes stock option activity:

	Three Months Ended March 31, 2006
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	173,906	$19.71
Granted	34,500	18.94
Exercised	—	—
Forfeited or expired	—	—
Outstanding, quarter end	208,406	$19.58
Options exercisable at quarter end	159,162	$20.27

The following table details stock options outstanding:

(dollars in thousands)	March 31, 2006	December 31, 2005
Stock options vested and currently exercisable:
Number	159,162	155,662
Weighted average exercise price	$20.27	$20.30
Aggregate intrinsic value	154	121
Weighted average remaining life (in years)	8.5	8.4

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $23 in stock compensation expense during the three months ended March 31, 2006 to salaries and employee benefits.  There were 34,500 options granted in the first quarter of 2006.  In order to calculate the fair value of this option grant, the following weighted-average assumptions were used as of the grant date: risk-free interest rate 4.56%, expected option life 6.8 years, expected stock price volatility 21.1%, and dividend yield 2.75%.  The resulting weighted average fair value of the options granted in the first quarter of 2006 was $4.19 for each option granted.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model.  This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors.  Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant.  The Company uses historical data to estimate option exercises within the valuation model.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. The Company did not reduce its compensation expense for estimated forfeitures prior to vesting primarily based on the limited number of holders of unvested stock options in the first quarter of 2006.  Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2006 and beyond is estimated as follows:

Year	(in thousands)
April 2006 - December 2006	$45
2007	46
2008	36
2009	35
2010	5
2011	—

The following table illustrates the effect on net income and earnings per share for the periods indicated if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2006	March 31, 2005
Net income as reported	$4,786	$3,790
Deduct: Stock-based compensation expense, net, determined under fair value based method	—	41
Pro forma net income	$4,786	$3,749

Basic earnings per share as reported	$0.35	$0.33
Pro forma basic earnings per share	$0.35	$0.33

Diluted earnings per share as reported	$0.35	$0.33
Pro forma diluted earnings per share	$0.35	$0.32

NOTE 3 - ACQUISITIONS

In March 2006, the Company consummated its acquisition of Union Community Bancorp (“Union”). As of the date of acquisition, Union, through its subsidiary, Union Federal Savings and Loan Association, had six branches in Montgomery, Warren, Tippecanoe and Fountain Counties, Indiana. Simultaneous to the acquisition, Union Federal was merged into a newly-formed subsidiary of the Company, MainSource Bank - Crawfordsville. As a result of this acquisition, the Company expects to expand its geographical presence in Indiana, increase its customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale. As of the date of acquisition, Union had $217 million of loans, and $178 million of deposits. Goodwill of $25.4 million was also recorded. The Company funded the $56.0 million purchase price by issuing 1,577,222 of shares of its common stock valued at $18.50 per the NASDAQ closing bid on March 17, 2006 and using $26.8 million of cash on hand. As of the date of this report, the Company was in the process of obtaining third party valuations and completing fair value estimates for certain assets acquired and liabilities assumed, and the allocation of the purchase price is subject to refinement. This would include a core deposit intangible that would reduce goodwill. The results of operations for this acquisition have been included since the transaction date which was March 17, 2006.

The following table presents proforma information for the periods ended March 31 as if the acquisition had occurred at the beginning of 2006 and 2005. The pro forma information includes adjustments for the amortization of intangibles arising from the transaction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

	For the three months ended
	March 31, 2006	March 31, 2005
Net interest income	$15,667	$14,698
Net income	4,529	4,123
Basic earnings per share	0.30	0.31
Diluted earnings per share	0.30	0.31

Pending Acquisitions:

In September 2005, the Company executed a definitive agreement to acquire Peoples Ohio Financial Corporation (“Peoples”). Peoples, which has approximately $201 million in assets, operates a total of six offices in Montgomery and Miami Counties in Ohio. The transaction is expected to close in the second quarter of 2006.

In October 2005, the Company executed a definitive agreement to acquire HFS Bank, F.S.B. (“HFS”). HFS, which has approximately $236 million in assets, operates a total of six offices in Hobart, Portage, Griffith and Crown Point, Indiana. The transaction is expected to close in the second quarter of 2006.

In April 2006, the Company executed a purchase and assumption agreement with First Financial Bank, N.A. to purchase five branch locations with one office in each of Madison, East Enterprise, and Liberty, Indiana and two offices in Vevay, Indiana.  In total, these branches comprise approximately $30 million in loans and $56 million in deposits.

NOTE 4 - SECURITIES

The fair value of securities available for sale and related urealized gains/losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
As of March 31, 2006
Available for Sale
Federal agencies	$81,106	$36	$(1,066)
State and municipal	120,657	$973	(1,455)
Mortgage-backed securities	250,300	$269	(6,912)
Equity and other securities	11,953	$386	—
Total available for sale	$464,016	$1,664	$(9,433)

As of December 31, 2005
Available for Sale
Federal agencies	$77,196	$94	$(552)
State and municipal	112,785	995	(1,369)
Mortgage-backed securities	246,994	344	(5,211)
Equity and other securities	13,839	427	—
Total available for sale	$450,814	$1,860	$(7,132)

Unrealized losses on AFS securities have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.

NOTE 5 - LOANS AND ALLOWANCE

	March 31,	December 31,
	2006	2005

Commercial and industrial loans	$155,783	$149,074
Agricultural production financing	22,611	23,871
Farm real estate	43,777	38,833
Commercial real estate	195,331	160,061
Hotel	49,738	47,939
Residential real estate	524,235	368,953
Construction and development	56,702	45,783
Consumer	121,784	123,481
Total loans	1,169,961	957,995
Allowance for loan lossess	(11,804)	(10,441)
Net loans	$1,158,157	$947,554

	March 31,
	2006	2005
Allowance for loan losses
Balances, January 1	$10,441	$11,698
Addition resulting from acquisition	1,520	—
Adjustments to prior acquisition	(110)	—
Provision for losses	360	120
Recoveries on loans	163	75
Loans charged off	(570)	(388)
Balances, March 31	$11,804	$11,505

NOTE 6 - DEPOSITS

	March 31,	December 31,
	2006	2005

Non-interest-bearing demand	$159,542	$161,568
Interest-bearing demand	307,861	330,592
Savings	346,823	321,661
Certificates of deposit of $100 or more	217,069	173,656
Other certificates and time deposits	433,448	365,220
Total deposits	$1,464,743	$1,352,697

NOTE 7 - EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

	March 31, 2006			March 31, 2005
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
For the three months ended	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Income available to common shareholders	$4,786	13,717,962	$0.35	$3,790	11,527,515	$0.33
Effect of dilutive shares		11,009			18,734
Diluted earnings per share	$4,786	13,728,971	$0.35	$3,790	11,546,249	$0.33

Stock options for 158,275 and 61,425 shares of common stock were not considered in computing diluted earnings per share for 2006 and 2005 because they were antidilutive.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollar amounts in thousands except per share data)

Item 2.

Overview

MainSource Financial Group, Inc. (“Company”) is a multi-bank, financial holding company that provides an array of financial services and is headquartered in Greensburg, Indiana. The Company’s shares trade on the NASDAQ national market under the symbol MSFG. On March 31, 2006, the Company controlled three bank subsidiaries, MainSource Bank, MainSource Bank of Illinois, and MainSource Bank - Crawfordsville. In addition to the banking subsidiaries, the Company owned the following subsidiaries: MainSource Insurance, LLC, MainSource Statutory Trust I, MainSource Statutory Trust II, MainSource Statutory Trust III, IUB Reinsurance Company, Ltd., MSB Investments of Nevada, Inc., MainSource Title, LLC, and MainSource Mortgage, LLC. As required by current accounting guidance, the trusts are no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by the trusts as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company.

Forward-Looking Statements

Except for historical information contained herein, the following discussion and analysis includes certain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements involve risks and uncertainties, including anticipated financial performance, business prospects and other similar matters, which reflect management's best judgment based on factors currently known.  Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  Factors which might cause such a difference include, but are not limited to, general economic conditions, monetary and fiscal policies of the federal government, demand for loan products, and other factors discussed in our Annual Report on 10K for the year ended December 31, 2005, under ITEM 1A "Risk Factors", and our other filings with the Securities and Exchange Commission.  The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

Results of Operations

Net income for the first quarter of 2006 was $4,786 compared to $3,790 for the first quarter of 2005. The increase in net income was primarily attributable to the acquisition of Madison, which occurred in August 2005. Diluted earnings per share for the first quarter totaled $0.35 in 2006, an increase from $0.33 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 11.83% for the first quarter of 2006 while return on average assets was 1.17% for the same period, compared to 12.38% and 1.02% in the first quarter of 2005.  Return on equity has been impacted by shares issued in connection with the public offering in the second and third quarters of 2005, and by the issuance of shares in the first quarter of 2006 with the Union acquisition.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollar amounts in thousands except per share data)

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. First quarter net interest income of $14,234 in 2006 was an increase of 12.0% versus the first quarter of 2005. Average earning assets increased 8.9% while net interest margin, on a fully-taxable equivalent basis, increased slightly and was 4.04% for the first quarter of 2006 compared to 3.90% for the same period a year ago.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and provision for Probable Loan Losses” below.

Non-interest Income

First quarter non-interest income for 2006 was $4,899 compared to $4,579 for the first quarter of 2005. This increase was primarily attributable to the acquisition of Madison, which occurred in August 2005, and the correlating increase in the number of deposit accounts generating additional fee income. Offsetting this increase was a reduction in insurance commissions due to the sale of the Kentucky division of MainSource Insurance during the first quarter of 2005.

Non-interest Expense

The Company’s non-interest expense was $12,401 for the first quarter of 2006 compared to $12,094 for the same period in 2005, an increase of 2.5%. Increases in employee costs, occupancy expenses, equipment expenses, and intangibles amortization were primarily attributable to the additional physical locations and increased staffing levels related to the acquisitions of Madison and Union. These increases were partially offset by a decrease in other expenses due primarily to the cost savings derived from the consolidation of the Company’s Indiana banking charters. The Company’s efficiency ratio was 63.0% for the first quarter of 2006 compared to 68.4% for the same period a year ago.

Income Taxes

The effective tax rate for the first three months was 24.9% for 2006 compared to 25.2% for the same period a year ago. The slight decrease in the Company’s effective tax rate was primarily attributable to increased income from tax-free municipal securities. The Company and its subsidiaries file consolidated income tax returns.

Financial Condition

Total assets at March 31, 2006 were $1,878,259 compared to $1,645,605 as of December 31, 2005. The increase in assets from year-end 2005 was primarily attributable to the acquisition of Union. Average earning assets represented 89.8% of average total assets for the first three months of 2006 and 90.2% for the same period in 2005. Average loans represented 74.6% of average deposits in the first three months of 2005 and 76.6% for the comparable period in 2005. Management continues to emphasize quality loan growth to increase these

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollar amounts in thousands except per share data)

averages. Average loans as a percent of average assets were 59.9% and 60.9% for the three-month periods ended March 31, 2006 and 2005 respectively.

The increase in deposits of $112,046 from December 31, 2005 to March 31, 2006 was due primarily to the acquisition of Union, which had approximately $178 million of deposits at the time of acquisition. This increase was partially offset by a decrease of approximately $30 million in public fund deposits, which are seasonal in nature.

Shareholders’ equity was $191,684 on March 31, 2006 compared to $161,069 on December 31, 2005. The Company issued common stock with a value of approximately $29 million in the acquisition of Union. Book value (shareholders’ equity) per common share was $12.74 at March 31, 2006 versus $11.96 at year-end 2005. Accumulated other comprehensive income decreased book value per share by $0.31 at March 31, 2006 and $0.23 at December 31, 2005. Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.

Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses

Loans remain the Company’s largest concentration of assets and, by their nature, carry a higher degree of risk. The loan underwriting standards observed by the Company’s subsidiaries are viewed by management as a means of controlling problem loans and the resulting charge-offs.

The Company believes credit risks may be elevated if undue concentrations of loans in specific industry segments and to out-of-area borrowers are incurred. Accordingly, the Company’s Board of Directors regularly monitors such concentrations to determine compliance with its loan allocation policy. The Company believes it has no undue concentrations of loans.

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 44.8% of total loans at March 31, 2006 and 38.5% at December 31, 2005. The acquisition of Union and its significant residential real estate loan portfolio was the primary reason for the increase. As the Company consummates its pending acquisitions in 2006, the mix of loans is expected to shift even more significantly to residential real estate loans.

On March 31, 2006, the Company had $524 of residential real estate loans held for sale, which was a decrease from the year-end balance of $2,566. The Company generally retains the servicing rights on mortgages sold.

Non-performing loans totaled $13,077, or 1.12% of total loans, as of March 31, 2006, compared to $16,473, or 1.83% of total loans, as of March 31, 2005, and $10,217, or 1.07% of loans at December 31, 2005. The increase in non-performing loans since year-end was due primarily to the acquisition of Union, which had $1,817 of non-performing loans at the time of acquisition, and one commercial credit of $600, which had adequate allowance allocated as of March 31, 2006. The allowance for loan losses was $11,804 as of March 31, 2006 and represented 1.01% of total outstanding loans compared to $10,441 as of December 31, 2005 or 1.09% of total outstanding loans.

The provision for loan losses was $360 in the first quarter of 2006 compared to $120 for the same period in 2005. The increase in the provision in 2006 was primarily attributable to the increase in net loan losses for the quarter and an increase in the specific allowance allocations on certain commercial credits which is also related to the increase in non-performing loans since year-end. Net loan losses were $407 for the first quarter of 2006 compared to $313 for the

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollar amounts in thousands except per share data)

same period a year ago. The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and information about specific borrower situations. The allowance for loan losses as of March 31, 2006 was considered adequate by management.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of March 31, 2006, the Company had $464,016 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax loss of $7,769 was recorded to adjust the AFS portfolio to current market value at March 31, 2006, compared to an unrealized pre-tax loss of $5,272 at December 31, 2005. Unrealized losses on AFS securities have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreement to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 89.4% and 88.2% of total average earning assets for the three-month periods ending March 31, 2006 and 2005. Total interest-bearing deposits averaged 88.4% and 88.7% of average total deposits for the three-month periods ending March 31, 2006 and 2005, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $133,467 outstanding at March 31, 2006. These advances have interest rates ranging from 2.36% to 6.62%. Approximately $40,000 of these advances was obtained for short-term liquidity needs and had original maturities of six months or less. The remaining advances were originally long-term advances with approximately $13,000 maturing in 2006, $25,000 maturing in 2007, $20,000 maturing in 2010 and $36,000 maturing in 2011 and beyond.

Capital Resources

Total shareholders’ equity was $191,684 at March 31, 2006, which was an increase of $30,615 compared to the $161,069 of shareholders’ equity at December 31, 2005. In March 2006, the Company completed its acquisition of Union and issued

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollar amounts in thousands except per share data)

approximately 1.6 million shares of common stock with a value of approximately $29 million.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At March 31, 2006, Tier 1 capital to total average assets was 7.8%. Tier 1 capital to risk-adjusted assets was 11.6%. Total capital to risk-adjusted assets was 12.6%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company’s subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.135 per share in the first quarter of 2006 versus $0.130 for the first quarter of 2005.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 78.8% of total earning assets for the three months ended March 31, 2006 and 79.0% for the same period in 2005.

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. In addition, the Company’s affiliates have access to the Federal Home Loan Bank for borrowing purposes. The Company has not received any recommendations from regulatory authorities that would materially affect liquidity, capital resources or operations.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollar amounts in thousands except per share data)

Interest Rate Risk

Asset/liability management strategies are developed by the Company to manage market risk. Market risk is the risk of loss in financial instruments including investments, loans, deposits and borrowings arising from adverse changes in prices/rates. Interest rate risk is the Company’s primary market risk exposure, and represents the sensitivity of earnings to changes in market interest rates.

Effective asset/liability management requires the maintenance of a proper ratio between maturing or repriceable interest-earning assets and interest-bearing liabilities. It is the policy of the Company that the cumulative gap divided by total assets must be not greater than plus or minus 20% at the 3-month, 6-month, and 1-year time horizons.

At March 31, 2006, the Company held approximately $575 million in assets comprised of securities, loans, and short-term investments, which were interest sensitive in one year or less time horizons.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2006 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. As of the date of this report, the Company was evaluating the impact of the acquisition of Union as it relates, to liquidity and interest rate risk.  However, the Company does not expect the acquisition to have a material impact on its exposure.

Item 4. Controls and Procedures

As of the end of the quarterly period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms as of such date.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

May 9, 2006

/s/ James L. Saner, Sr.
James L. Saner Sr.
President and Chief Executive Officer

May 9, 2006

/s/ James M. Anderson
James M. Anderson
Senior Vice President & Chief Financial Officer