Form 10-Q
period 2006-06-30
MAINSOURCE FINANCIAL GROUP
filed 2006-08-04
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2006

COMMISSION FILE NUMBER 0-12422

MAINSOURCE FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

INDIANA	35-1562245
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

201 NORTH BROADWAY, GREENSBURG, INDIANA	47240
(Address of principal executive offices)	(Zip Code)

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

As of August 4, 2006 there were outstanding 17,956,624 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share data)

	(Unaudited)
	June 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$74,785	$51,069
Money market and federal funds sold	9,488	35,136
Cash and cash equivalents	84,273	86,205
Interest bearing time deposits	192	210
Investment securities available for sale	483,735	450,814
Loans held for sale	615	2,566
Loans, net of allowance for loan losses of $14,426 and $10,441	1,537,235	947,554
Restricted stock, at cost	25,393	10,940
Premises and equipment, net	40,363	27,863
Goodwill	111,876	51,301
Purchased intangible assets	10,370	9,274
Cash surrender value of life insurance	39,186	24,467
Interest receivable and other assets	42,310	34,411
Total assets	$2,375,548	$1,645,605

Liabilities
Deposits
Noninterest bearing	$189,682	$161,568
Interest bearing	1,567,387	1,191,129
Total deposits	1,757,069	1,352,697
Short-term borrowings and note payable	55,743	26,516
Federal Home Loan Bank (FHLB) advances	273,093	41,547
Subordinated debentures	29,898	29,898
Other liabilities	19,848	33,878
Total liabilities	2,135,651	1,484,536

Shareholders’ equity
Preferred stock, no par value Authorized shares - 400,000 Issued and outstanding shares - none	—	—
Common stock $.50 stated value: Authorized shares - 25,000,000 Issued shares - 18,239,417 and 13,755,409 Outstanding shares - 17,956,624 and 13,472,616	9,123	6,881
Treasury stock - 282,793, at cost	(4,835)	(4,835)
Additional paid-in capital	181,694	105,089
Retained earnings	63,409	57,067
Accumulated other comprehensive loss	(9,494)	(3,133)
Total shareholders’ equity	239,897	161,069
Total liabilities and shareholders’ equity	$2,375,548	$1,645,605

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands except per share data)

	(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest income
Loans, including fees	$22,741	$15,208	$39,886	$29,799
Investment securities	5,759	4,307	11,145	8,333
Other interest income	82	18	206	94
Total interest income	28,582	19,533	51,237	38,226
Interest expense
Deposits	9,279	4,554	15,931	8,863
Subordinated debentures	547	472	1,069	930
Other borrowings	2,348	1,322	3,595	2,543
Total interest expense	12,174	6,348	20,595	12,336
Net interest income	16,408	13,185	30,642	25,890
Provision for loan losses	363	340	723	460
Net interest income after provision for loan losses	16,045	12,845	29,919	25,430
Non-interest income
Insurance commissions	521	523	941	1,110
Mortgage banking	564	679	1,144	1,225
Trust and investment product fees	296	284	589	564
Service charges on deposit accounts	2,303	1,805	4,154	3,471
Net realized gains on securities	—	213	61	224
Increase in cash surrender value of life insurance	307	291	534	441
Interchange income	639	473	1,136	963
Other income	1,265	571	2,235	1,420
Total non-interest income	5,895	4,839	10,794	9,418
Non-interest expense
Salaries and employee benefits	8,309	6,886	15,714	13,762
Net occupancy expenses	1,164	824	2,222	1,723
Equipment expenses	1,245	985	2,379	2,015
Intangibles amortization	469	295	890	590
Telecommunications	440	409	887	799
Stationery printing and supplies	289	236	524	414
Other expenses	2,686	2,228	4,387	4,654
Total non-interest expense	14,602	11,863	27,003	23,957
Income before income tax	7,338	5,821	13,710	10,891
Income tax expense	1,856	1,495	3,442	2,775
Net income	$5,482	$4,326	$10,268	$8,116

Comprehensive income	$693	$6,742	$3,925	$7,625

Cash dividends declared per share	$0.140	$0.130	$0.275	$0.260

Net income per share - basic and diluted	$0.35	$0.37	$0.70	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollar amounts in thousands)

	(Unaudited)
	Six months ended June 30,
	2006	2005
Operating Activities
Net income	$10,268	$8,116
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	723	460
Depreciation and amortization	1,727	1,561
Securities amortization, net	(147)	806
Stock option expense	39	—
Amortization of core deposit intangibles	890	590
Increase in cash surrender value of life insurance policies	(534)	(441)
Gain on life insurance benefit	—	(85)
Investment securities (gains)/losses	(61)	(224)
Change in loans held for sale	1,951	(1,242)
Change in other assets and liabilities	(10,540)	(2,255)
Net cash provided by operating activities	4,316	7,286

Investing Activities
Net change in short-term investments	134	304
Proceeds from maturities and payments on securities held to maturity	—	277
Purchases of securities available for sale	(52,304)	(104,924)
Proceeds from maturities and payments on securities available for sale	34,657	60,310
Proceeds from sales of securities available for sale	4,988	24,929
Purchases of restricted stock	(85)	—
Proceeds from life insurance benefit	—	400
Loan originations and payments, net	(13,480)	14,796
Purchases of premises and equipment	(1,834)	(1,164)
Cash received/(paid) for bank acquisitions, net	(19,597)	—
Net cash provided (used) by investing activities	(47,521)	(5,072)

Financing Activities
Net change in deposits	(33,699)	24,067
Net change in short-term borrowings	29,227	(39,483)
Repayment of long-term debt	—	(9,100)
Proceeds from FHLB advances	127,500	68,000
Repayment of FHLB advances	(77,829)	(83,263)
Proceeds from stock issue	—	28,490
Purchase of treasury shares	—	(27)
Cash dividends and fractional stock dividends	(3,926)	(3,009)
Proceeds from exercise of stock options	—	28
Net cash provided (used) by financing activities	41,273	(14,297)
Net change in cash and cash equivalents	(1,932)	(12,083)
Cash and cash equivalents, beginning of year	86,205	76,269
Cash and cash equivalents, end of year	$84,273	$64,186

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

Recently Issued Accounting Standards:

In March 2006, Financial Accounting Standards Board (FASB) issued FAS No. 156, which changes the accounting for all servicing rights recorded as the result of purchasing or originating a loan servicing right. FAS No. 156 amends the current accounting guidance for servicing rights in that it allows companies to carry their servicing rights at fair value, where presently servicing rights are recorded at cost allocated on a fair value basis at inception and assessed for impairment based on their fair value at each reporting date, using lower of cost or market value. This pronouncement is effective beginning January 1, 2007. The Company is in the process of evaluating the impact, if any, the adoption of FAS No. 156 will have on the financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective beginning in 2007. The Company is in the process of evaluating the impact, if any, the adoption of FIN 48 will have on the financial statements.

NOTE 2 - STOCK PLANS AND STOCK BASED COMPENSATION

Options to buy stock were granted to directors and officers of the Company under the Company’s Stock Option Plan, which was adopted in 2003 and provides for the issuance of options to purchase up to 578,813 shares of common stock of the Company, of which 355,833 are still available for granting at June 30, 2006. All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted. The maximum option term is ten years, and options vest immediately for the directors’ grant and over four years for the officers’ grant. It is the Company’s intent that shares issued under the above mentioned plan will come from treasury shares. Pursuant to the merger agreement related to the Company’s acquisition of Peoples Ohio Financial Corporation (Peoples) in June 2006, the Company assumed the obligation of Peoples to issue 265,150 shares of Peoples common stock, or 87,431 shares of MainSource common stock, based on the exchange ratio in the merger transaction. Because these options were fully vested at the time of acquisition, no compensation expense was recorded.

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

The following table summarizes stock option activity:

	Six Months Ended June 30, 2006
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	173,906	$19.71
Granted	34,500	18.94
Additions related to acquisition	87,431	13.64
Exercised	—	—
Forfeited or expired	—	—
Outstanding, end of year	295,837	$17.83
Options exercisable at period end	246,593	$17.92

The following table details stock options outstanding:

(dollars in thousands)	June 30, 2006	December 31, 2005
Stock options vested and currently exercisable:
Number	246,593	155,662
Weighted average exercise price	$17.92	$20.30
Aggregate intrinsic value	$572	$121
Weighted average remaining life (in years)	6.4	8.4

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $16 in stock compensation expense during the three months ended June 30, 2006 to salaries and employee benefits. There were 34,500 options granted in the first quarter of 2006. In order to calculate the fair value of this option grant, the following weighted-average assumptions were used as of the grant date: risk-free interest rate 4.56%, expected option life 6.8 years, expected stock price volatility 21.1%, and dividend yield 2.75%. The resulting weighted average fair value of the options granted in the first quarter of 2006 was $4.19 for each option granted.

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

SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. The Company did not reduce its compensation expense for estimated forfeitures prior to vesting primarily based on the limited number of holders of unvested stock options in the second quarter of 2006. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2006 and beyond is estimated as follows:

Year	(in thousands)
July 2006 - December 2006	$30
2007	46
2008	36
2009	35
2010	5
2011	—

The following table illustrates the effect on net income and earnings per share for the periods indicated if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income as reported	$5,482	$4,326	$10,268	$8,116
Deduct: Stock-based compensation expense, net, determined under fair value based method	—	39	—	80
Pro forma net income	$5,482	$4,287	$10,268	$8,036

Basic earnings per share as reported	$0.35	$0.37	$0.70	$0.70
Pro forma basic earnings per share	$0.35	$0.37	$0.70	$0.69

Diluted earnings per share as reported	$0.35	$0.37	$0.70	$0.70
Pro forma diluted earnings per share	$0.35	$0.36	$0.70	$0.69

NOTE 3 - ACQUISITIONS

In March 2006, the Company consummated its acquisition of Union Community Bancorp (“Union”). As of the date of acquisition, Union, through its subsidiary, Union Federal Savings and Loan Association, had six branches in Montgomery, Warren, Tippecanoe and Fountain Counties, Indiana. Simultaneous to the acquisition, Union Federal was merged into a newly-formed subsidiary of the Company, MainSource Bank - Crawfordsville. As of the date of acquisition, Union had $217 million of loans, and $178 million of deposits. Goodwill of $26.1 million and a core deposit of $2.0 million were also recorded. The core deposit intangible asset is being amortized over 10 years using an accelerated method. The Company funded the $56.0 million purchase price by issuing 1,577,222 shares of its common stock valued at $18.50 per the NASDAQ closing bid on March 17, 2006 and using $26.8 million of cash on hand. The results of operations for this acquisition have been included since the transaction date which was March 17, 2006.

In May 2006, the Company consummated its acquisition of HFS Bank, F.S.B. (“HFS”). As of the date of acquisition, HFS had six offices in Lake and Porter Counties, Indiana. Simultaneous to the acquisition, HFS was merged into a newly-formed subsidiary of the Company, MainSource Bank - Hobart. As of the date of acquisition, HFS had $182 million of loans, and $140 million of deposits. Goodwill of $16.4 million was also recorded. The purchase price of $36.1 million was paid with 1,089,736 shares of MainSource common stock valued at $17.28 per share and $17.3 million of cash. The results of operations for this acquisition have been included since the transaction date which was May 24, 2006.

In June 2006, the Company consummated its acquisition of Peoples Ohio Financial Corporation (“Peoples”). As of the date of acquisition, Peoples, through its subsidiary, Peoples Savings Bank of Troy, had six offices in Miami and Montgomery counties in Ohio. Simultaneous to the acquisition, Peoples Savings Bank of Troy was merged into a newly-formed subsidiary of the Company, MainSource Bank - Ohio. As of the date of acquisition, Peoples had $183 million of loans, and $118 million of deposits. Goodwill of $17.8 million was also recorded. The purchase price of $41.6 million was paid with 1,817,050 shares of MainSource common stock valued at $16.95 per share and $10.3 million of cash. The results of operations for this acquisition have been included since the transaction date which was June 16, 2006.

As a result of these acquisitions, the Company has expanded its geographical presence in the states of Indiana and Ohio. The Company expects that the acquisitions will allow it to increase its customer base to enhance deposit fee income, market additional products and services to new customers and reduce operating costs through economics of scale. The Company is currently in the process of obtaining third party valuations and completing fair value estimates for certain assets acquired and liabilities assumed in the three transactions, and the allocations of each purchase price is subject to refinement based on such valuations and estimates. For the Peoples and HFS acquisitions, this refinement will include a core deposit intangible that would reduce goodwill.

The following table presents proforma information for the periods ended June 30 as if the acquisitions had occurred at the beginning of 2006 and 2005. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates and is not intended to be a projection of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net interest income	$18,854	$19,340	$37,880	$37,952
Net income	6,050	5,760	11,388	10,752
Net income per share - Basic	0.34	0.32	0.63	0.60
Net income per share - Diluted	0.34	0.32	0.63	0.60

Pending Acquisition:

In April 2006, the Company executed a purchase and assumption agreement with First Financial Bank, N.A. to purchase five branch locations with one office in each of Madison, East Enterprise, and Liberty, Indiana and two offices in Vevay, Indiana. In total, these branches comprise approximately $30 million in loans and $53 million in deposits. The transaction is expected to close in the third quarter of 2006. The all-cash purchase price is expected to be approximately $4.6 million. As of the date of this report, all regulatory approvals for this transaction have been received.

NOTE 4 - SECURITIES

The fair value of securities available for sale and related urealized gains/losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
As of June 30, 2006
Available for Sale
Federal agencies	$101,618	$25	$(2,249)
State and municipal	121,531	553	(2,865)
Mortgage-backed securities	249,772	134	(10,634)
Equity and other securities	10,814	266	(2)
Total available for sale	$483,735	$978	$(15,750)

As of December 31, 2005
Available for Sale
Federal agencies	$77,196	$94	$(552)
State and municipal	112,785	995	(1,369)
Mortgage-backed securities	246,994	344	(5,211)
Equity and other securities	13,839	427	—
Total available for sale	$450,814	$1,860	$(7,132)

Unrealized losses on AFS securities have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.

NOTE 5 - LOANS AND ALLOWANCE

	June 30, 2006	December 31, 2005

Commercial and industrial loans	$170,081	$149,074
Agricultural production financing	24,311	23,871
Farm real estate	44,555	38,833
Commercial real estate	241,270	160,061
Hotel	56,565	47,939
Residential real estate	798,837	368,953
Construction and development	85,488	45,783
Consumer	130,554	123,481
Total loans	1,551,661	957,995
Allowance for loan lossess	(14,426)	(10,441)
Net loans	$1,537,235	$947,554

	June 30,
	2006	2005
Allowance for loan losses
Balances, January 1	$10,441	$11,698
Addition resulting from acquisition	4,474	—
Adjustments to prior acquisition	(110)	—
Provision for losses	723	460
Recoveries on loans	241	117
Loans charged off	(1,343)	(1,000)
Balances, June 30	$14,426	$11,275

NOTE 6 - DEPOSITS

	June 30, 2006	December 31, 2005

Non-interest-bearing demand	$189,682	$161,568
Interest-bearing demand	423,999	330,592
Savings	369,051	321,661
Certificates of deposit of $100 or more	233,430	173,656
Other certificates and time deposits	540,907	365,220
Total deposits	$1,757,069	$1,352,697

NOTE 7 - EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

For the three months ended	June 30, 2006			June 30, 2005
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Income available to common shareholders	$5,482	15,772,464	$0.35	$4,326	11,738,688	$0.37
Effect of dilutive shares		13,243			13,143
Diluted earnings per share	$5,482	15,785,707	$0.35	$4,326	11,751,831	$0.37

For the six months ended	June 30, 2006			June 30, 2005
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Income available to common shareholders	$10,268	14,750,888	$0.70	$8,116	11,633,685	$0.70
Effect of dilutive shares		12,198			15,853
Diluted earnings per share	$10,268	14,763,086	$0.70	$8,116	11,649,538	$0.70

Stock options for 161,275 and 128,425 shares of common stock were not considered in computing diluted earnings per share for 2006 and 2005 because they were antidilutive.

MAINSOURCE FINANCIAL GROUP, INC.
FORM 10-Q
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollar amounts in thousands except per share data)

Item 2.

Overview

MainSource Financial Group, Inc. (“Company”) is a multi-bank, financial holding company that provides an array of financial services and is headquartered in Greensburg, Indiana. The Company’s shares trade on the NASDAQ national securities exchange under the symbol MSFG. On June 30, 2006, the Company controlled five bank subsidiaries, MainSource Bank, MainSource Bank of Illinois, MainSource Bank - Crawfordsville, MainSource Bank - Hobart, and MainSource Bank - Ohio. In addition to the banking subsidiaries, the Company owned the following subsidiaries: MainSource Insurance, LLC, MainSource Statutory Trust I, MainSource Statutory Trust II, MainSource Statutory Trust III, IUB Reinsurance Company, Ltd., MSB Investments of Nevada, Inc., MainSource Title, LLC, and MainSource Mortgage, LLC. As required by current accounting guidance, the trusts are no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by the trusts as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company.

Forward-Looking Statements

Except for historical information contained herein, the following discussion and analysis includes certain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including anticipated financial performance, business prospects and other similar matters, which reflect management’s best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. Factors which might cause such a difference include, but are not limited to, general economic conditions, monetary and fiscal policies of the federal government, demand for loan products, and other factors discussed in our Annual Report on 10K for the year ended December 31, 2005, under ITEM 1A “Risk Factors”, and our other filings with the Securities and Exchange Commission. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

Results of Operations

Net income for the second quarter of 2006 was $5,482 compared to $4,326 for the second quarter of 2005. The increase in net income was primarily attributable to the acquisitions detailed in Note 3 as well as the acquisition of The Madison Bank & Trust Company, which occurred in August 2005. Diluted earnings per share for the second quarter totaled $0.35 in 2006, a decrease from the $0.37 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 11.11% for the second quarter of 2006 while return on average assets was 1.10% for the same period, compared to 13.66% and 1.15% in the second quarter of 2005. Return on equity has been impacted by shares issued in connection with the public offering in the second and third quarters of 2005, and by the issuance of shares in the first and second quarters of 2006 in the aforementioned acquisitions.

For the six months ended June 30, 2006, net income was $10,268 compared to $8,116 for the same period a year ago. Earnings per share were flat year over year at $0.70 per share. Return on average shareholders’ equity was 11.44% for the first six months of 2006 while return on average assets was 1.13% for the same period, compared to 12.96% and 1.08% in the first six months of 2005.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Second quarter net interest income of $16,408 in 2006 was an increase of 24.4% versus the second quarter of 2005. Average earning assets increased 29.9% while net interest margin, on a fully-taxable equivalent basis, decreased to 3.82% for the second quarter of 2006 compared to 4.04% for the same period a year ago. The acquisitions of the thrift institutions in the first and second quarters of 2006 and their corresponding lower net interest margins were the primary cause for the decrease in the Company’s net interest margin. In addition, the Company has seen a shift in its existing deposit mix as many customers have moved their balances from lower-cost transactional accounts to higher-yielding time and money market accounts. This shift, coupled with the increase in short-term borrowing rates, has resulted in a higher than expected increase in the overall cost of funds.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and provision for Probable Loan Losses” below.

Non-interest Income

Second quarter non-interest income for 2006 was $5,895 compared to $4,839 for the second quarter of 2005. This increase was primarily attributable to acquisition activity. Excluding acquisition activity, the Company’s non-interest income would have been $5,418, an increase of 12.0% compared to the same period a year ago. In June 2006, the Company settled its interest rate swap agreement and realized a pre-tax gain of $483, which is reported as other income.

For the six months ended June 30, 2006, non-interest income was $10,794 compared to $9,418 for the same period a year ago. An increase in service charge income due primarily to the acquisition of Madison and the aforementioned gain on the settlement of the Company’s interest rate swap were offset by decreases in mortgage banking, investment security gains, and insurance commissions. Insurance commissions decreased year over year due to the sale of the Kentucky division of MainSource Insurance during the first quarter of 2005.

Non-interest Expense

The Company’s non-interest expense was $14,602 for the second quarter of 2006 compared to $11,863 for the same period in 2005. Increases in employee costs, occupancy expenses, equipment expenses, and intangibles amortization were primarily attributable to the additional physical locations and increased staffing levels related to the acquisitions. These increases were partially offset by a decrease in other expenses (excluding the acquisitions) due primarily to the cost savings derived from the consolidation of the Company’s Indiana banking charters. The Company’s efficiency ratio was 63.9% for the second quarter of 2006 compared to 64.2% for the same period a year ago.

For the six months ended June 30, 2006, non-interest expense was $27,003 compared to $23,957 for the same period a year ago. The aforementioned acquisition activity was the primary reason for the increase. The Company’s efficiency ratio was 63.4% for the first six months of 2006 compared to 66.2% for the same period a year ago.

Income Taxes

The effective tax rate for the first six months was 25.1% for 2006 compared to 25.5% for the same period a year ago. For the second quarter, the effective tax rate was 25.3% in 2006 compared to 25.7% in 2005. The slight decrease in the Company’s effective tax rate was primarily attributable to increased income from tax-free municipal securities. The Company and its subsidiaries file consolidated income tax returns.

Financial Condition

Total assets at June 30, 2006 were $2,375,548 compared to $1,645,605 as of December 31, 2005. The increase in assets from year-end 2005 was primarily attributable to the acquisitions of Union, HFS, and Peoples. Average earning assets represented 89.5% of average total assets for the first six months of 2006 and 90.2% for the same period in 2005. Average loans represented 78.5% of average deposits in the first six months of 2006 and 76.2% for the comparable period in 2005. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 62.1% and 60.4% for the six-month periods ended June 30, 2006 and 2005 respectively.

The increase in deposits of $404,372 from December 31, 2005 to June 30, 2006 was due primarily to acquisitions adding $436,261 of deposits. Excluding acquisitions, total deposits decreased by $31,889. During the first six months of 2006, the Company has experienced a shift in its overall deposit mix. Customer balances have been moving out of the lower-cost core deposit categories and into higher-rate certificates of deposit. However, the decrease in the core deposit balances have not been offset by the increase in certificates of deposit.

Shareholders’ equity was $239,897 on June 30, 2006 compared to $161,069 on December 31, 2005. The Company issued common stock with an aggregate value of approximately $79 million in the acquisitions of Union, HFS, and Peoples. Book value (shareholders’ equity) per common share was $13.36 at June 30, 2006 versus $11.96 at year-end 2005. Accumulated other comprehensive income/loss decreased book value per share by $0.53 at June 30, 2006 and $0.23 at December 31, 2005. Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.

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

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 51.5% of total loans at June 30, 2006 and 38.5% at December 31, 2005. The acquisition of the three institutions in 2006 and their high percentage of residential real estate loans to total loans was the primary reason for the increase.

On June 30, 2006, the Company had $615 of residential real estate loans held for sale, which was a decrease from the year-end balance of $2,566. The Company generally retains the servicing rights on mortgages sold.

Non-performing loans totaled $16,860, or 1.08% of total loans, as of June 30, 2006, compared to $13,151, or 1.44% of total loans, as of June 30, 2005, and $10,217, or 1.07% of loans at December 31, 2005. The increase in non-performing loans since year-end was due primarily to the acquisitions, which had approximately $6,100 of non-performing loans at their respective acquisition dates. The allowance for loan losses was $14,426 as of June 30, 2006 and represented 0.93% of total outstanding loans compared to $10,441 as of December 31, 2005 or 1.09% of total outstanding loans. Because of the acquisition of the three thrift institutions in the first six months of 2006 and their large residential real estate loan portfolios, the Company aniticipated this decrease in its allowance for loan losses as a percent of outstanding loans.

The provision for loan losses was $363 in the second quarter of 2006 compared to $340 for the same period in 2005 and $360 for the first quarter of 2006. The provision remained relatively flat for the second quarter of 2006 as the increase in net loan losses was mitigated by the decrease in specific allocations for certain non-performing and watch list loans. Net loan losses were $695 for the second quarter of 2006 compared to $569 for the same period a year ago. For the six months ended June 30, 2006, net loan losses were $1,102, or 0.20% of average loans outstanding, compared to $883 of net loan losses for the six months ended June 30, 2005, which represented 0.19% of average loans outstanding for that period. The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and information about specific borrower situations. The allowance for loan losses as of June 30, 2006 was considered adequate by management.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of June 30, 2006, the Company had $483,735 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax loss of $14,772 was recorded to adjust the AFS portfolio to current market value at June 30, 2006, compared to an unrealized pre-tax loss of $5,272 at December 31, 2005. Unrealized losses on AFS securities have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 88.4% and 88.0% of total average earning assets for the six-month periods ending June 30, 2006 and 2005. Total interest-bearing deposits averaged 89.1% and 88.5% of average total deposits for the six-month periods ending June 30, 2006 and 2005, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $273,093 outstanding at June 30, 2006. These advances have interest rates ranging from 2.36% to 6.50%. Approximately $62,000 of these advances were obtained for short-term liquidity needs and had original maturities of six months or less. The remaining advances were originally long-term advances with approximately $10,000 maturing in 2006, $32,000 maturing in 2007, $28,000 maturing in 2008, $9,000 maturing in 2009, $69,000 maturing in 2010 and $63,000 maturing in 2011 and beyond.

Capital Resources

Total shareholders’ equity was $239,897 at June 30, 2006, which was an increase of $78,828 compared to the $161,069 of shareholders’ equity at December 31, 2005. During the first six months of 2006, the Company completed its acquisitions of Union, HFS, and Peoples and issued approximately 4.5 million shares of common stock with a value of approximately $79 million.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At June 30, 2006, Tier 1 capital to total average assets was 7.0%. Tier 1 capital to risk-adjusted assets was 10.4%. Total capital to risk-adjusted assets was 11.3%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company’s subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.14 per share in the second quarter of 2006 versus $0.13 for the second quarter of 2005.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 76.5% of total earning assets for the six months ended June 30, 2006 and 78.7% for the same period in 2005.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2006 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. As of the date of this report, the Company was evaluating the impact of the acquisitions as it relates to liquidity and interest rate risk. Differences in the balance sheet composition of the acquisitions may potentially add some exposure to the Company’s asset/liability position. However, the Company does not expect this additional exposure to have a material impact on the financial statements.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

(a)            The annual meeting of the shareholders of the Company was held on April 26, 2006.

(c)            The sole matter voted upon at the meeting and the votes cast with respect to such matter are as follows:

Proposals and Vote Tabulations

Election of Directors

	Votes Cast

Director	For	Withheld

William G. Barron	11,663,666	27,210
Brian J. Crall	11,656,843	34,033
Philip A. Frantz	11,562,805	128,071
Rick S. Hartman	11,569,754	121,122
D.J. Hines	11,657,560	33,316
Robert E. Hoptry	11,663,363	27,513
Douglas I. Kunkel	11,648,289	42,587
James L. Saner, Sr.	11,652,991	37,885

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

August 4, 2006

/s/ James L. Saner, Sr.
James L. Saner Sr.
President and Chief Executive Officer

August 4, 2006

/s/ James M. Anderson
James M. Anderson
Senior Vice President & Chief Financial Officer