Form 10-Q
period 2006-09-30
MAINSOURCE FINANCIAL GROUP
filed 2006-11-03
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2006

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

As of November 3, 2006 there were outstanding 17,943,807 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share data)

	(Unaudited)
	September 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$61,354	$51,069
Money market and federal funds sold	2,483	35,136
Cash and cash equivalents	63,837	86,205
Interest bearing time deposits	1,150	210
Investment securities available for sale	481,622	450,814
Loans held for sale	910	2,566
Loans, net of allowance for loan losses of $13,855 and $10,441	1,566,219	947,554
Restricted stock, at cost	23,762	10,940
Premises and equipment, net	40,712	27,863
Goodwill	117,531	51,301
Purchased intangible assets	15,506	9,274
Cash surrender value of life insurance	39,534	24,467
Interest receivable and other assets	38,342	34,411
Total assets	$2,389,125	$1,645,605

Liabilities
Deposits
Noninterest bearing	$189,098	$161,568
Interest bearing	1,589,024	1,191,129
Total deposits	1,778,122	1,352,697
Short-term borrowings and note payable	46,001	26,516
Federal Home Loan Bank (FHLB) advances	264,321	41,547
Subordinated debentures	29,898	29,898
Other liabilities	21,206	33,878
Total liabilities	2,139,548	1,484,536

Shareholders' equity
Preferred stock, no par value
Authorized shares - 400,000
Issued and outstanding shares - none	—	—
Common stock $.50 stated value:
Authorized shares - 25,000,000
Issued shares - 18,240,772 and 13,755,409
Outstanding shares - 17,943,807 and 13,472,616	9,131	6,881
Treasury stock - 296,965 and 282,793, at cost	(5,056)	(4,835)
Additional paid-in capital	181,527	105,089
Retained earnings	66,831	57,067
Accumulated other comprehensive loss	(2,856)	(3,133)
Total shareholders' equity	249,577	161,069
Total liabilities and shareholders' equity	$2,389,125	$1,645,605

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands except per share data)

	(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income
Loans, including fees	$28,321	$15,871	$68,207	$45,670
Investment securities	5,950	4,661	17,095	12,994
Other interest income	160	66	366	160
Total interest income	34,431	20,598	85,668	58,824
Interest expense
Deposits	11,054	5,061	26,985	13,924
FHLB advances	3,252	1,061	6,058	3,029
Subordinated debentures	633	493	1,702	1,423
Other borrowings	667	354	1,456	929
Total interest expense	15,606	6,969	36,201	19,305
Net interest income	18,825	13,629	49,467	39,519
Provision for loan losses	570	480	1,293	940
Net interest income after provision for loan losses	18,255	13,149	48,174	38,579
Non-interest income
Insurance commissions	455	435	1,396	1,545
Mortgage banking	577	805	1,721	2,030
Trust and investment product fees	312	282	901	846
Service charges on deposit accounts	2,732	1,964	6,886	5,435
Net realized gains (losses) on securities	(10)	18	51	242
Increase in cash surrender value of life insurance	361	222	895	663
Interchange income	747	506	1,883	1,469
Other income	1,268	713	3,503	2,133
Total non-interest income	6,442	4,945	17,236	14,363
Non-interest expense
Salaries and employee benefits	9,173	6,835	24,887	20,597
Net occupancy expenses	1,258	870	3,480	2,593
Equipment expenses	1,369	952	3,748	2,967
Intangibles amortization	664	295	1,554	885
Telecommunications	528	434	1,415	1,233
Stationery printing and supplies	468	271	992	685
Other expenses	3,246	2,416	7,633	7,070
Total non-interest expense	16,706	12,073	43,709	36,030
Income before income tax	7,991	6,021	21,701	16,912
Income tax expense	2,057	1,489	5,499	4,264
Net income	$5,934	$4,532	$16,202	$12,648

Comprehensive income	$12,572	$4,134	$16,479	$11,759

Cash dividends declared per share	$0.140	$0.130	$0.415	$0.390

Net income per share - basic and diluted	$0.33	$0.34	$1.02	$1.03

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollar amounts in thousands)

	(Unaudited)
	Nine months ended
	September 30,
	2006	2005
Operating Activities
Net income	$16,202	$12,648
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,293	940
Depreciation and amortization	2,809	2,313
Securities amortization, net	(345)	1,063
Stock option expense	53	—
Amortization of core deposit intangibles	1,554	885
Increase in cash surrender value of life insurance policies	(895)	(663)
Gain on life insurance benefit	—	(85)
Investment securities (gains)/losses	(51)	(242)
Change in loans held for sale	1,656	(1,186)
Change in other assets and liabilities	(8,234)	(2,132)
Net cash provided by operating activities	14,042	13,541

Investing Activities
Net change in short-term investments	(824)	304
Proceeds from maturities and payments on securities held to maturity	—	277
Purchases of securities available for sale	(77,642)	(164,517)
Proceeds from maturities and payments on securities available for sale	51,095	92,313
Proceeds from sales of securities available for sale	25,926	25,534
Purchases of restricted stock	—	(2,834)
Proceeds from life insurance benefit	—	400
Loan originations and payments, net	(19,685)	5,765
Purchases of premises and equipment	(2,510)	(2,949)
Proceeds from sale of restricted stock	1,719	—
Cash received/(paid) for bank acquisitions, net	(1,864)	112,885
Net cash provided (used) by investing activities	(23,785)	67,178

Financing Activities
Net change in deposits	(64,449)	(92,240)
Net change in short-term borrowings	19,485	(2,291)
Repayment of long-term debt	—	(9,100)
Proceeds from FHLB advances	189,500	220,000
Repayment of FHLB advances	(150,329)	(249,354)
Proceeds from stock issue	—	32,667
Purchase of treasury shares	(490)	(27)
Cash dividends and fractional stock dividends	(6,438)	(4,760)
Proceeds from exercise of stock options	96	28
Net cash provided (used) by financing activities	(12,625)	(105,077)
Net change in cash and cash equivalents	(22,368)	(24,358)
Cash and cash equivalents, beginning of year	86,205	76,269
Cash and cash equivalents, end of year	$63,837	$51,911

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

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment to FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”).  This statement requires that an employer (a) recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement   No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”, (c) measure defined benefit plan  assets and  obligations  as  of  the  date  of the employer’s fiscal year-end statement of financial position, and (d) disclose in the notes to the financial  statements  additional information about certain effects on net  periodic benefit cost for the next fiscal year that arise from delayed recognition  of  the  gains and losses, prior service costs or credits, and transition  assets or obligations.  This pronouncement is effective for the year ending December 31, 2006.  We are in the process of evaluating the impact, if any, the adoption of SFAS No. 158 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No.  157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals (GAAP), and expands disclosures about fair value measurements.  More specifically, this statement clarifies the definition of fair value, establishes a fair valuation hierarchy based upon observable (e.g. quoted prices, interest rates, yield curves) and unobservable market inputs, and expands disclosure requirements  to include the inputs used to develop estimates of fair value and the effects of the estimates on income for the period.  This statement does not require any new fair value measurements.  This pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, which requires entities to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods.  The liability should be recognized in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, based on the substantive  agreement with the employee.  This Issue is effective for us beginning January 1, 2007.   The Issue can be applied as either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all periods.   We are in the process of evaluating the impact, if any, the adoption of Issue 06-4 will have on our financial statements.

In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) consensus on Issue 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4,  “Accounting  for  Purchases  of Life Insurance”  ”.  FASB Technical Bulletin No. 85-4 requires that assets such as bank owned life insurance be carried at their cash surrender value (CSV) or the amount that could be realized, with changes in CSV reported in earnings.   Issue 06-5 requires that a policyholder consider any additional amounts (e.g. claims stabilization reserves and deferred acquisition costs) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract.  Certain life insurance contracts provide the policyholder with an amount that, upon surrender, is greater if all individual policies are surrendered at the same time rather than if the policies were surrendered over a period of time.  The Issue requires that policyholders determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy.  This Issue is effective for us beginning January 1, 2007.   The Issue can be applied as either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all periods.  We are in the process of evaluating the impact, if any, the adoption of Issue 06-5 will have on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 Topic 1N, “Financial Statements—Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 requires that a dual approach be used to compute the amount of a financial statement misstatement.  More specifically, the amount should be computed using both the  “rollover”  (current  year  income  statement  perspective)  and “iron curtain”  (year-end  balance  sheet perspective)  methods.  A registrant’s financial statements require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors.  Registrants will not be required to restate prior period financial statements when initially applying SAB 108 if management properly applied its previous approach (i.e. rollover or iron curtain) given that all relevant qualitative factors were considered.  SAB108 states that, upon initial application, registrants may elect to (a) restate prior periods, or (b) record the cumulative effect of the initial application of SAB 108 in the carrying amounts of assets and liabilities, with the offsetting adjustment made to retained earnings.  To the extent that registrants elect to record the cumulative effect of initially applying SAB 108, they will disclose the nature and amount of each individual error being corrected in the cumulative adjustment.  The disclosure will also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial.  SAB 108 is effective for us for the fiscal year ending December 31, 2006. We are in the process of evaluating the impact, if any, the adoption of SAB 108 will have on our financial statements.

NOTE 2 - STOCK PLANS AND STOCK BASED COMPENSATION

Options to buy stock were granted to directors and officers of the Company under the Company’s Stock Option Plan, which was adopted in 2003 and provides for the issuance of options to purchase up to 578,813 shares of common stock of the Company, of which 355,833 are still available for granting at September 30, 2006. All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted. The maximum option term is ten years, and options vest immediately for the directors’ grant and over four years for the officers’ grant. It is the Company’s intent that shares issued under the above mentioned plan will come from treasury shares. Pursuant to the merger agreement related to the Company’s acquisition of Peoples Ohio Financial Corporation (Peoples) in June 2006, the Company assumed the obligation of Peoples to issue 265,150 shares of Peoples common stock, or 87,431 shares of MainSource common stock, based on the exchange ratio in the merger transaction. Because these options were fully vested at the time of acquisition, no compensation expense was recorded.

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

The following table summarizes stock option activity:

	Nine Months Ended September 30, 2006
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	173,906	$19.71
Granted	34,500	18.94
Additions related to acquisition	87,431	13.64
Exercised	(15,828)	6.07
Forfeited or expired	—	—
Outstanding, end of period	280,009	$18.49
Options exercisable at period end	230,765	$18.33

The following table details stock options outstanding:

(dollars in thousands)	September 30, 2006	December 31, 2005
Stock options vested and currently exercisable:
Number	230,765	155,662
Weighted average exercise price	$18.33	$20.30
Aggregate intrinsic value	$407	$121
Weighted average remaining life (in years)	6.4	8.4

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $14 in stock compensation expense during the three months ended September 30, 2006 to salaries and employee benefits. There were 34,500 options granted in the first quarter of 2006. In order to calculate the fair value of this option grant, the following weighted-average assumptions were used as of the grant date: risk-free interest rate 4.56%, expected option life 6.8 years, expected stock price volatility 21.1%, and dividend yield 2.75%. The resulting weighted average fair value of the options granted in the first quarter of 2006 was $4.19 for each option granted.

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

SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. The Company did not reduce its compensation expense for estimated forfeitures prior to vesting primarily based on the limited number of holders of unvested stock options in the third quarter of 2006. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2006 and beyond is estimated as follows:

Year	(in thousands)
October 2006 - December 2006	$16
2007	46
2008	36
2009	35
2010	5
2011	—

The following table illustrates the effect on net income and earnings per share for the periods indicated if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended	Nine Months Ended
(Dollars in thousands, except per share data)	Sept. 30, 2005	Sept. 30, 2005
Net income as reported	$4,532	$12,648
Deduct: Stock-based compensation expense, net, determined under fair value based method	39	119
Pro forma net income	$4,493	$12,529

Basic earnings per share as reported	$0.34	$1.03
Pro forma basic earnings per share	$0.33	$1.02

Diluted earnings per share as reported	$0.34	$1.03
Pro forma diluted earnings per share	$0.33	$1.02

NOTE 3 - ACQUISITIONS

In March 2006, the Company consummated its acquisition of Union Community Bancorp (“Union”). As of the date of acquisition, Union, through its subsidiary, Union Federal Savings and Loan Association, had six branches in Montgomery, Warren, Tippecanoe and Fountain Counties, Indiana. Simultaneous to the acquisition, Union Federal was merged into a  newly-formed subsidiary of the Company, MainSource Bank - Crawfordsville. As of the date of acquisition, Union had $217 million of loans, and $178 million of deposits. Goodwill of $26.1 million and a core deposit of $2.0 million were also recorded. The core deposit intangible asset is being amortized over 10 years using an accelerated method. The Company funded the $56.0 million purchase price by issuing 1,577,222 shares of its common stock valued at $18.50 per share and using $26.8 million of cash on hand. The results of operations for this acquisition have been included since the transaction date which was March 17, 2006.

In May 2006, the Company consummated its acquisition of HFS Bank, F.S.B. (“HFS”). As of the date of acquisition, HFS had six offices in Lake and Porter Counties, Indiana. In connection with the acquisition, HFS was merged into a newly-formed subsidiary of the Company, MainSource Bank - Hobart. As of the date of acquisition, HFS had $182 million of loans, and $140 million of deposits. Goodwill of $18.0 million and a core deposit of $2.5 million were also recorded. The purchase price of $36.1 million was paid with 1,089,736 shares of MainSource common stock valued at $17.28 per share and $17.3 million of cash. The results of operations for this acquisition have been included since the transaction date which was May 24, 2006.

In June 2006, the Company consummated its acquisition of Peoples Ohio Financial Corporation (“Peoples”). As of the date of acquisition, Peoples, through its subsidiary, Peoples Savings Bank of Troy, had six offices in Miami and Montgomery counties in Ohio. Simultaneous to the acquisition, Peoples Savings Bank of Troy was merged into a newly-formed subsidiary of the Company, MainSource Bank - Ohio. As of the date of acquisition, Peoples had $183 million of loans, and $118 million of deposits. Goodwill of $17.4 million and a core deposit of $3.3 million were also recorded. The purchase price of $41.6 million was paid with 1,817,050 shares of MainSource common stock valued at $16.95 per share and $10.3 million of cash. The results of operations for this acquisition have been included since the transaction date which was June 16, 2006.

In August 2006, the Company consummated its acquisition of five offices from First Financial Bancorp, headquartered in Hamilton, Ohio.  The branches were located within the Company’s existing geographic footprint.  As of the date of acquisition, the acquired branches had $28.5 million of loans and $51.2 million of deposits. Goodwill of $4.3 million was also recorded. The results of operations for this acquisition have been included since the transaction date which was August 19, 2006.

As a result of these acquisitions, the Company has expanded its geographical presence in the states of Indiana and Ohio. The Company expects that the acquisitions will allow it to increase its customer base to enhance deposit fee income, market additional products and services to new customers and reduce operating costs through economics of scale. The Company is currently in the process of obtaining third party valuations and completing fair value estimates for certain assets acquired and liabilities assumed in the four transactions, and the allocation of each purchase price is subject to refinement based on such valuations and estimates.

The following table presents proforma information for the periods ended September 30 as if the acquisitions had occurred at the beginning of 2006 and 2005. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates and is not intended to be a projection of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net interest income	$19,006	$20,093	$57,068	$58,617
Net income	5,988	5,843	17,431	16,784
Net income per share - basic	0.33	0.33	0.97	0.93
Net income per share - diluted	0.33	0.33	0.97	0.93

NOTE 4 - SECURITIES

The fair value of securities available for sale and related urealized gains/losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
As of September 30, 2006
Available for Sale
U.S. Government-sponsored entities	$89,956	$81	$(671)
State and municipal	121,707	1,319	(815)
Mortgage-backed securities	259,148	504	(5,138)
Equity and other securities	10,811	271	(2)
Total available for sale	$481,622	$2,175	$(6,626)

As of December 31, 2005
Available for Sale
U.S. Government-sponsored entities	$77,196	$94	$(552)
State and municipal	112,785	995	(1,369)
Mortgage-backed securities	246,994	344	(5,211)
Equity and other securities	13,839	427	—
Total available for sale	$450,814	$1,860	$(7,132)

Unrealized losses on AFS securities have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.

NOTE 5 - LOANS AND ALLOWANCE

	Sept. 30, 2006	December 31, 2005
Commercial and industrial loans	$172,054	$149,074
Agricultural production financing	26,158	23,871
Farm real estate	46,637	38,833
Commercial real estate	259,268	160,061
Hotel	52,642	47,939
Residential real estate	803,048	368,953
Construction and development	87,363	45,783
Consumer	132,904	123,481
Total loans	1,580,074	957,995
Allowance for loan lossess	(13,855)	(10,441)
Net loans	$1,566,219	$947,554

	Sept. 30,
	2006	2005
Allowance for loan losses
Balances, January 1	$10,441	$11,698
Addition resulting from acquisition	4,447	1,500
Adjustments to prior acquisition	(110)	—
Provision for losses	1,293	940
Recoveries on loans	393	213
Loans charged off	(2,609)	(1,888)
Balances, September 30	$13,855	$12,463

NOTE 6 – DEPOSITS

	Sept. 30, 2006	December 31, 2005
Non-interest-bearing demand	$189,098	$161,568
Interest-bearing demand	395,460	330,592
Savings and money market	355,902	321,661
Certificates of deposit of $100 or more	274,584	173,656
Other certificates and time deposits	563,078	365,220
Total deposits	$1,778,122	$1,352,697

NOTE 7 - EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

For the three months ended	September 30, 2006			September 30, 2005
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Income available to common shareholders	$5,934	17,948,646	$0.33	$4,532	13,431,432	$0.34
Dilutive stock option effect		21,798			12,059
Diluted earnings per share	$5,934	17,970,444	$0.33	$4,532	13,443,491	$0.34

For the nine months ended	September 30, 2006			September 30, 2005
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Income available to common shareholders	$16,202	15,828,521	$1.02	$12,648	12,239,519	$1.03
Dilutive stock option effect		17,518			14,655
Diluted earnings per share	$16,202	15,846,039	$1.02	$12,648	12,254,174	$1.03

Stock options for 187,657 and 128,425 shares of common stock were not considered in computing diluted earnings per share for 2006 and 2005 because they were antidilutive.

NOTE 8 – SUBSEQUENT EVENT

The Company established a new Delaware statutory trust subsidiary, MainSource Statutory Trust IV, which completed the sale of $11,000 of trust preferred securities on October 13, 2006. MainSource Statutory Trust IV issued the trust preferred securities at an annual rate of interest, reset quarterly, equal to the three-month LIBOR rate plus 1.63 percent. The trust preferred securities mature in 30 years and may be called without a penalty on or after December 15, 2011. MainSource Statutory Trust IV simultaneously issued 341 shares of the trust’s common securities to the Company for a purchase price of $341, which, together with the trust preferred securities, constitutes all of the issued and outstanding securities of the trust. MainSource Statutory Trust IV used the proceeds from the sale of the trust preferred securities to purchase the Company’s unsecured junior subordinated debt securities due December 15, 2036 (the “Debenture”). The net proceeds from the offering will be used by the Company to repurchase the Company’s common stock and for general corporate purposes.

MAINSOURCE FINANCIAL GROUP, INC.
FORM 10-Q
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollar amounts in thousands except per share data)

Item 2.

Overview

MainSource Financial Group, Inc. (“Company”) is a multi-bank, financial holding company that provides an array of financial services and is headquartered in Greensburg, Indiana. The Company’s shares trade on the NASDAQ national securities exchange under the symbol MSFG. On September 30, 2006, the Company controlled five bank - subsidiaries, MainSource Bank, MainSource Bank of Illinois, MainSource Bank - Crawfordsville, MainSource Bank - Hobart, and MainSource Bank - Ohio. In addition to the banking subsidiaries, the Company owned the following subsidiaries: MainSource Insurance, LLC, MainSource Statutory Trust I, MainSource Statutory Trust II, MainSource Statutory Trust III, IUB Reinsurance Company, Ltd., MSB Investments of Nevada, Inc., MainSource Title, LLC, and MainSource Mortgage, LLC. As required by current accounting guidance, the trusts are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the trusts as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company.

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

Results of Operations

Net income for the third quarter of 2006 was $5,934 compared to $4,532 for the third quarter of 2005. The increase in net income was primarily attributable to the acquisitions detailed in Note 3.  Diluted earnings per share for the third quarter totaled $0.33 in 2006, a decrease from the $0.34 reported in the same period a year ago. During the third quarter of 2006, the Company incurred approximately $300 of acquisition-related expenses, which reduced earnings per share by $.01.  Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 9.67% for the third quarter of 2006 while return on average assets was 1.00% for the same period, compared to 11.30% and 1.13% in the third quarter of 2005. Return on equity has been impacted by shares issued in connection with the public offering in the second and third quarters of 2005, and by the issuance of shares in the first and second quarters of 2006 in the aforementioned acquisitions.

For the nine months ended September 30, 2006, net income was $16,202 compared to $12,648 for the same period a year ago. Earnings per share were $1.02 for the first nine months of 2006, a slight decrease from the $1.03 reported a year ago.  Return on average shareholders’ equity was 10.73% for the first nine months of 2006 while return on average assets was 1.08% for the same period, compared to 12.32% and 1.10% in the first nine months of 2005.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Third quarter net interest income of $18,825 in 2006 was an increase of 38.1% versus the third quarter of 2005. Average earning assets increased 46.0% while net interest margin, on a fully-taxable equivalent basis, decreased to 3.74% for the third quarter of 2006 compared to 3.93% for the same period a year ago. The acquisitions of the thrift institutions in the first and second quarters of 2006 and their corresponding lower net interest margins were the primary cause for the decrease in the Company’s net interest margin. In addition, the Company has seen a shift in its existing deposit mix as many customers have moved their balances from lower-cost transactional accounts to higher-yielding time and money market accounts. This shift, coupled with the increase in short-term borrowing rates, has resulted in a higher than expected increase in the overall cost of funds.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

Third quarter non-interest income for 2006 was $6,442 compared to $4,945 for the third quarter of 2005. This increase was primarily attributable to acquisition activity. Excluding acquisition activity, the Company’s non-interest income would have been approximately $5,400, an increase of 9.2% compared to the same period a year ago with increases in service charge and interchange income being slightly offset by a decrease in mortgage banking activity.

For the nine months ended September 30, 2006, non-interest income was $17,236 compared to $14,363 for the same period a year ago. In addition to the increases related to acquisition activity, the Company experienced an increase in service charge and interchange income and a gain on the settlement of the Company’s interest rate swap. These increases were offset by decreases in mortgage banking, investment security gains, and insurance commissions. Insurance commissions decreased year over year due to the sale of the Kentucky division of MainSource Insurance during the first quarter of 2005.

Non-interest Expense

The Company’s non-interest expense was $16,706 for the third quarter of 2006 compared to $12,073 for the same period in 2005. Increases in employee costs, occupancy expenses, equipment expenses, and intangibles amortization were primarily attributable to the additional physical locations and increased staffing levels related to the acquisitions. These increases were partially offset by a decrease in other expenses (excluding the acquisitions) due primarily to the cost savings derived from the consolidation of the Company’s Indiana banking charters. The Company’s efficiency ratio was 64.1% for the third quarter of 2006 compared to 63.3% for the same period a year ago.

For the nine months ended September 30, 2006, non-interest expense was $43,709 compared to $36,030 for the same period a year ago. The aforementioned acquisition activity was the primary reason for the increase. The Company’s efficiency ratio was 63.9% for the first nine months of 2006 compared to 65.2% for the same period a year ago.

Income Taxes

The effective tax rate for the first nine months was 25.3% for 2006 compared to 25.2% for the same period a year ago. For the third quarter, the effective tax rate was 25.7% in 2006 compared to 24.7% in 2005. The Company and its subsidiaries file consolidated income tax returns.

Financial Condition

Total assets at September 30, 2006 were $2,389,125 compared to $1,645,605 as of December 31, 2005. The increase in assets from year-end 2005 was primarily attributable to the acquisitions of Union, HFS, and Peoples. Average earning assets represented 89.1% of average total assets for the first nine months of 2006 and 90.2% for the same period in 2005. Average loans represented 82.5% of average deposits in the first nine months of 2006 and 76.3% for the comparable period in 2005. The acquisition of the three thrift institutions in 2006 and their high loan to deposit ratio was the main reason for the increase in this measure.  Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 63.7% and 60.1% for the nine-month periods ended September 30, 2006 and 2005 respectively.

The increase in deposits of $425,425 from December 31, 2005 to September 30, 2006 was due primarily to acquisitions adding $436,261 of deposits. Excluding acquisitions, total deposits decreased by $10,836. During the first nine months of 2006, the Company has experienced a shift in its overall deposit mix. Customer balances have been moving out of the lower-cost core deposit categories and into higher-rate certificates of deposit. However, the decrease in the core deposit balances have not been offset by the increase in certificates of deposit.

Shareholders’ equity was $249,577 on September 30, 2006 compared to $161,069 on December 31, 2005. The Company issued common stock with an aggregate value of approximately $79 million in the acquisitions of Union, HFS, and Peoples. Book value (shareholders’ equity) per common share was $13.91 at September 30, 2006 versus $11.96 at year-end 2005. Accumulated other comprehensive income/loss decreased book value per share by $0.16 at September 30, 2006 and $0.23 at December 31, 2005. Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.

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

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 50.8% of total loans at September 30, 2006 and 38.5% at December 31, 2005. The acquisition of the three thrift institutions in 2006 and their high percentage of residential real estate loans to total loans was the primary reason for the increase.

On September 30, 2006, the Company had $910 of residential real estate loans held for sale, which was a decrease from the year-end balance of $2,566. The Company generally retains the servicing rights on mortgages sold.

Non-performing loans totaled $16,938, or 1.07% of total loans, as of September 30, 2006, compared to $14,347, or 1.47% of total loans, as of September 30, 2005, and $10,217, or 1.07% of loans at December 31, 2005. The increase in non-performing loans since year-end was due primarily to the acquisitions, which had approximately $6,100 of non-performing loans at their respective acquisition dates. The allowance for loan losses was $13,855 as of September 30, 2006 and represented 0.88% of total outstanding loans compared to $10,441 as of December 31, 2005 or 1.09% of total outstanding loans. Because of the acquisition of the three thrift institutions in the first nine months of 2006 and their large residential real estate loan portfolios, the Company anticipated this decrease in its allowance for loan losses as a percent of outstanding loans.

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and information about specific borrower situations. The provision for loan losses was $570 in the third quarter of 2006 compared to $480 for the same period in 2005. The slight increase in the Company’s provision was primarily due to the increase in the level of net charge-offs for the quarter.  Offsetting the increase in net charge-offs was the improvement of several large commercial credits that had previously been identified by the Company as showing signs of credit deterioration.  This resulted in a decrease in specific allocations for these watch list loans. Net charge-offs were $1,114 for the third quarter of 2006 compared to $792 for the same period a year ago. For the nine months ended September 30, 2006, net charge-offs were $2,216, or 0.23% of average loans outstanding, compared to $1,675 of net charge-offs for the nine months ended September 30, 2005, which represented 0.24% of average loans outstanding for that period. The allowance for loan losses as of September 30, 2006 was considered adequate by management.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of September 30, 2006, the Company had $481,622 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax loss of $4,452 was recorded to adjust the AFS portfolio to current market value at September 30, 2006, compared to an unrealized pre-tax loss of $5,272 at December 31, 2005. Unrealized losses on AFS securities have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 86.7% and 87.2% of total average earning assets for the nine-month periods ending September 30, 2006 and 2005. Total interest-bearing deposits averaged 89.1% and 88.4% of average total deposits for the nine-month periods ending September 30, 2006 and 2005, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $264,321 outstanding at September 30, 2006. These advances have interest rates ranging from 2.36% to 6.50%. Approximately $66,000 of these advances were obtained for short-term liquidity needs and had original maturities of six months or less. The remaining advances were originally long-term advances with approximately $32,000 maturing in 2007, $24,000 maturing in 2008, $9,000 maturing in 2009, $71,000 maturing in 2010 and $61,000 maturing in 2011 and beyond.

Capital Resources

Total shareholders’ equity was $249,577 at September 30, 2006, which was an increase of $88,508 compared to the $161,069 of shareholders’ equity at December 31, 2005. During the first six months of 2006, the Company completed its acquisitions of Union, HFS, and Peoples and issued approximately 4.5 million shares of common stock with a value of approximately $79 million.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At September 30, 2006, Tier 1 capital to total average assets was 6.6%. Tier 1 capital to risk-adjusted assets was 9.7%. Total capital to risk-adjusted assets was 10.63%. At December 31, 2005, Tier 1 capital to total average assets was 8.4%. Tier 1 capital to risk-adjusted assets was 12.6%. Total capital to risk-adjusted assets was 13.5%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company’s subsidiary banks exceed regulatory definitions of well-capitalized institutions. As of the date of this quarterly report, the Company has not received any recommendations from regulatory authorities that would materially affect liquidity, capital resources or operations. The Company cannot make any assurances, however, that it will not receive any recommendations in the future particularly given its recent acquisition activity and continuing acquisition strategy.

The Company declared and paid common dividends of $0.14 per share in the third quarter of 2006 versus $0.13 for the third quarter of 2005.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 74.8% of total earning assets for the nine months ended September 30, 2006 and 78.1% for the same period in 2005.  The acquisition of the thrift institutions in 2006 and their lower levels of core deposits was the primary reason for the decrease in this percentage.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed periodically by the Asset/Liability Committee and the Board of Directors.  As of the date of this report the Company’s overall position as it relates to liquidity and interest rate risk continues to operate within the Company’s internal policy limits.  The addition of approximately $400 million of long-term, fixed rate residential real estate loans via the three whole bank acquisitions in 2006 has made the Company more liability sensitive both on a long and short term horizon.  However, management anticipates that standard operating processes currently being implemented at the acquisitions will alleviate this additional exposure over time.  The Company does not expect this exposure to have a material impact on the financial statements.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)             The activity in the Company’s Stock Repurchase Program for the third quarter of 2006 was as follows:

				Maximum Number
			Total Number of Shares	(or Approximate Dollar
	Total Number	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	of Shares (or	Paid Per Share	of Publicly Announced Plans	That May Yet Be Purchased
Period	Units) Purchased	(or Unit)	or Programs	Under the Plans or Programs (1)

July 2006	—	—	—	375,000

August 2006	30,000	$16.35	30,000	345,000

September 2006	—	—	—	345,000
Total	30,000		30,000	345,000

(1)             On March 31, 2006, the Company announced that its Board of Directors had approved a stock repurchase program for up to 375,000 of its outstanding common shares.  The plan expires on March 31, 2007.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing the non-audit services approved by the Audit Committee of the Board of Directors to be performed by Crowe Chizek and Company LLC, our independent registered public accounting firm.  Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of our financial statements.  During the period covered by this report, the Audit Committee approved the engagement of Crowe Chizek to perform certain financial and advisory services which represent non-audit services.

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

November 3, 2006

/s/ James L. Saner, Sr.
James L. Saner Sr.
President and Chief Executive Officer

November 3, 2006

/s/ James M. Anderson
James M. Anderson
Senior Vice President & Chief Financial Officer