Form 10-K
period 2006-12-31
MAINSOURCE FINANCIAL GROUP
filed 2007-03-14
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Commission file number 0-12422

MAINSOURCE FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Indiana	35–1562245
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $312,983,956 as of June 30, 2006.

As of March 10, 2007, there were outstanding 18,751,547 common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
Documents	Into Which Incorporated
Definitive Proxy Statement for Annual	Part III (Items 10 through 14)
Meeting of Shareholders to be held
April 26, 2007

FORM 10-K TABLE OF CONTENTS

Part I
Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders
Part II
Item 5	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information
Part III
Item 10	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions and Director Independence
Item 14	Principal Accounting Fees and Services
Part IV
Item 15	Exhibits, Financial Statement Schedules

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

Part I.

ITEM 1.     BUSINESS

(Dollars in thousands except per share data)

GENERAL

MainSource Financial Group, Inc. (“the Company”) is a financial holding company based in Greensburg, Indiana. As of December 31, 2006, the Company owned five banking subsidiaries: MainSource Bank, MainSource Bank of Illinois, MainSource Bank — Crawfordsville, MainSource Bank — Ohio, and MainSource Bank — Hobart (together “the Banks”). Through its non-bank affiliates, the Company provides services incidental to the business of banking. Since its formation in 1982, the Company has acquired and established various institutions and financial services companies and may acquire additional financial institutions and financial services companies in the future. For further discussion of the business of the Company see Management’s Discussion and Analysis in Part II, Item 7.

As of December 31, 2006, the Company operated 80 branch banking offices in Indiana, Illinois, and Ohio as well as eight insurance offices in Indiana. As of December 31, 2006, the Company had consolidated assets of $2,429,773, consolidated deposits of $1,859,689 and shareholders’ equity of $253,247.

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

Residential real estate lending has been the largest component of the loan portfolio for many years. All affiliate banks generate residential mortgages for their own portfolios. However, the Company elects to sell the majority of its fixed rate mortgages into the secondary market while maintaining the servicing of such loans.  At December 31, 2006, the Company was servicing a $522 million loan portfolio.  By originating loans for sale in the secondary market, the Company can more fully satisfy customer demand for fixed rate residential mortgages and increase fee income, while reducing the risk of loss caused by rising interest rates.

The principal source of revenues for the Company is interest and fees on loans, which accounted for 67.6% of total revenues in 2006, 63.7% in 2005 and 61.9% in 2004.

The Company’s investment securities portfolio is primarily comprised of U. S. Treasuries, federal agencies, state and municipal bonds, U. S. government sponsored entity’s mortgage-backed securities and corporate securities. The Company has classified its entire investment portfolio as available for sale, with fair value changes reported separately in shareholders’ equity. Funds invested in the investment portfolio generally represent funds not immediately required to meet loan demand. Income related to the Company’s investment portfolio accounted for 16.0% of total revenues in 2006, 18.3% in 2005 and 16.6% in 2004. As of December 31, 2006, the Company had not identified any securities as being “high risk” as defined by the FFIEC Supervisory Policy Statement on Securities Activities.

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

EMPLOYEES

As of December 31, 2006, the Company and its subsidiaries had 829 full-time equivalent employees to whom it provides a variety of benefits and with whom it enjoys excellent relations.

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

The Company initially qualified as a financial holding company in December, 2004. Thus the Company is authorized to operate as a financial holding company and is eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the Modernization Act. These activities include those that are determined to be “financial in nature,” including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies. If any of our banking subsidiaries ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary. In addition, if any of our banking subsidiaries receives a rating of less than satisfactory under the Community Reinvestment Act of 1977 (“CRA”), we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. Our banking subsidiaries currently meet these capital, management and CRA requirements.

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

REGULATION AND SUPERVISION OF THE SUBSIDIARY BANKS

The Company’s affiliate banks are supervised, regulated and examined by their respective state regulatory banking agencies and the Federal Deposit Insurance Corporation (“FDIC”), except for MainSource Bank — Hobart, which is a federal savings bank and is therefore regulated by the Office of Thrift Supervision (“OTS”). A cease-and-desist order may be issued against the banks, if the respective agency finds that the activities of the bank represent an unsafe and unsound banking practice or violation of law.

The deposits of the five banking subsidiaries are insured to the maximum extent permitted by law by the Deposit Insurance Fund (“DIF”) of the FDIC, which was created in 2006 as the result of the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “FDI” Act). The FDI Act provided for several additional changes to the deposit insurance system, including adjusting the deposit insurance limits (currently $100,000 for most accounts) every 5 years beginning in 2011 based on an inflation index, increasing the insurance limit for retirement accounts from $100,000 to $250,000, and allocating an aggregate of $4.7 billion of one-time credits to banks to offset the insurance premiums charged to such banks by the FDIC.

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

CAPITAL REQUIREMENTS

The Company and its subsidiary Banks must meet certain minimum capital requirements mandated by each of their state or federal regulators. These regulatory agencies require BHCs and banks to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. The FRB requires BHCs to maintain a minimum Tier 1 leverage ratio of 3 percent capital to total assets; however, for all but the most highly rated institutions which do not anticipate significant growth, the minimum Tier 1 leverage ratio is 3 percent plus an additional cushion of 100 to 200 basis points. As of December 31, 2006, the Company’s leverage ratio of capital to total assets was 7.0%. The FRB and FDIC each have approved the imposition of “risk-adjusted” capital ratios on BHCs and financial institutions. The Company’s Tier 1 Capital to Risk-Weighted Assets Ratio was 10.3% and its Total Capital to Risk-Weighted Assets Ratio was 11.2% at December 31, 2006. The Company’s Banks had capital to asset ratios and risk- adjusted capital ratios at December 31, 2006, in excess of the applicable regulatory minimum requirements.

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

As of December 31, 2006, our total loan portfolio was approximately $1.6 billion or 65% of our total assets. Three major components of the loan portfolio are loans principally secured by real estate, approximately $1,246 million or 79% of total loans, other commercial loans, approximately $174 million or 11% of total loans, and consumer loans, approximately $130 million or 8% of total loans.  Our credit risk with respect to our consumer installment loan portfolio and commercial loan portfolio relates principally to the general creditworthiness of individuals and businesses within our local market area.  Our credit risk with respect to our residential and commercial real estate mortgage and construction loan portfolio relates principally to the general creditworthiness of individuals and businesses and the value of real estate serving as security for the repayment of the loans.  A related risk in connection with loans secured by commercial real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as security.

Our allowance for loan losses may not be sufficient to cover actual loan losses, which could adversely affect our earnings.

We maintain an allowance for loan losses at a level estimated to be sufficient to cover probable incurred loan losses in our loan portfolio.  Additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date.  In determining the size of the allowance, our management makes various assumptions and judgments about the collectibility of our loan portfolio, including the diversification by industry of our commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, and the evaluation of our loan portfolio by an external loan review.  If our assumptions and judgments prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio.  Federal and state regulators also periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management.  Any increase in our allowance for loan losses or loan charge-offs could have an adverse effect on our operating results and financial condition.

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

Our results of operations are affected principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings. We cannot predict or control changes in interest rates. National, regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, affect market interest rates.  While we have instituted policies and procedures designed to manage the risks from changes in market interest rates, at any given time our assets and liabilities will likely be affected differently by a given change in interest rates, principally because we do not match the maturities of our loans and investments precisely with our deposits and other funding sources.  Changes in interest rates may also affect the level of voluntary prepayments on our loans and the level of financing or refinancing by customers.   As of December 31, 2006, we had a negative interest rate gap of 35% of interest earning assets in the one-year time frame. Although this is within our internal policy limits, our earnings will be adversely affected in periods of rising interest rates because, during such periods, the interest expense paid on deposits and borrowings will generally increase more rapidly than the interest income earned on loans and investments.  If such an interest rate increase occurred gradually, we would use our established procedures to attempt to mitigate the effects over time.  However, if such an interest rate increase occurred rapidly, or interest rates exhibited volatile increases and decreases, we might be unable to mitigate the effects, and our net interest income could suffer significant adverse effects.  While management intends to continue to take measures to mitigate interest rate risk, we cannot assure you that such measures will be entirely effective in minimizing our exposure to the risk of rapid changes in interest rates.

The geographic concentration of our markets makes our business highly susceptible to local economic conditions.

Unlike larger banking organizations that are more geographically diversified, our operations are currently concentrated in 30 counties in Indiana, three counties in Illinois, and two counties in Ohio. As a result of this geographic concentration in three fairly contiguous markets, our financial results depend largely upon economic conditions in these market areas.  A deterioration in economic conditions in one or all of these markets could result in one or more of the following:

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

Growth in asset size and earnings through acquisitions is an important part of our business strategy.  As consolidation of the banking industry continues, the competition for suitable acquisition candidates may increase.  We compete with other banking companies for acquisition opportunities, and many of these competitors have greater financial resources and acquisition experience than we do and may be able to pay more for an acquisition than we are able or willing to pay.  We also may need additional debt or equity financing in the future to fund acquisitions.  We may not be able to obtain additional financing or, if available, it may not be in amounts and on terms acceptable to us.  We may use our common stock as the consideration for an acquisition or we may issue additional common stock and use the proceeds for the acquisition.  Our issuance of additional securities will dilute your equity interest in us and may have a dilutive effect on our earnings per share.  If we are unable to locate suitable acquisition candidates willing to sell on terms acceptable to us, or we are otherwise unable to obtain additional debt or equity financing necessary for us to continue our acquisition strategy, we would be required to find other methods to grow our business and we may not grow at the same rate we have in the past, or at all.

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

MainSource may be unable to successfully integrate the operations of the banks it has acquired and may acquire in the future and retain employees of such banks.

MainSource’s acquisition strategy involves the integration of the banks MainSource has acquired and may acquire in the future as MainSource subsidiary banks.  The difficulties of integrating the operations of such banks with MainSource and its other subsidiary banks include:

•                  coordinating geographically separated organizations;

•                  integrating personnel with diverse business backgrounds;

•                  combining different corporate cultures; and

•                  retaining key employees.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of MainSource, its subsidiary banks and the banks MainSource has acquired and may acquire in the future and the loss of key personnel.  The integration of such banks as MainSource subsidiary banks requires the experience and expertise of certain key employees of such banks who are expected to be retained by MainSource.  We cannot be sure, however, that MainSource will be successful in retaining these employees for the time period necessary to successfully integrate such banks’ operations as subsidiary banks of MainSource.  The diversion of management’s attention and any delays or difficulties encountered in connection with the mergers, along with the integration of the banks as MainSource subsidiary banks, could have an adverse effect on the business and results of operation of MainSource.

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

Since 2002, our Indiana state financial institutions taxes have been reduced by our use of subsidiaries we formed in the State of Nevada to hold a significant portion of our investment portfolio.  Nevada has no state or local income tax, and we take the position that none of this income is subject to the Indiana financial institutions tax.  For the year ended December 31, 2006, our net savings in Indiana tax from this arrangement (after federal tax) was approximately $900,000.   Although management believes that this arrangement is permitted under Indiana law, and Indiana tax authorities have not challenged our tax returns in this regard, we understand that Indiana tax authorities have challenged a similar arrangement implemented by at least one other Indiana-based bank holding company.   If we were not permitted to realize state tax savings from this arrangement, it would cause our net income after taxes to be lower in the future, and if Indiana tax authorities challenged our arrangement and were successful in assessing additional taxes, interest and penalties for prior years, we might be forced to take a special charge to our earnings in the amount of the assessment.

ITEM 1B.               UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.      PROPERTIES

In September 2005, MainSource Financial Group purchased a property in Greensburg, Indiana that will eventually serve as its corporate headquarters.  The Company’s total current investment in this property is $1.4 million and expects to occupy the property in 2007.  As of December 31, 2006, the Company leased space from one of its subsidiaries for use as its corporate headquarters.   The Company’s subsidiaries own, or lease, all of the facilities from which they conduct business. All leases are comparable to other leases in the respective market areas and do not contain provisions materially detrimental to the Company or its subsidiaries. As of December 31, 2006 the Company had 80 banking locations of which MainSource Bank had 56, MainSource Bank of Illinois had seven, MainSource Bank — Crawfordsville had six, MainSource Bank — Hobart had six, and MainSource Bank — Ohio had five. In addition, the Company operates eight insurance offices in Indiana. At December 31, 2006, the Company had approximately $40 million invested in premises and equipment.

ITEM 3.      LEGAL PROCEEDINGS

The Company’s subsidiaries may be parties (both plaintiff and defendant) to ordinary litigation incidental to the conduct of business. Management is presently not aware of any material claims.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2006 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.       MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock is traded on NASDAQ’s National Market System under the symbol MSFG. The Common Stock was held by approximately 3,800 shareholders at March 10, 2007. The quarterly high and low closing prices for the Company’s common stock as reported by NASDAQ and quarterly cash dividends declared and paid are set forth in the tables below. All per share data is retroactively restated for all stock dividends and splits.

The range of known per share prices by calendar quarter, based on actual transactions, excluding commissions, is shown below.

	Market Prices
2006	Q4	Q3	Q2	Q1
High	$17.88	$16.93	$18.13	$18.52
Low	$16.05	$15.30	$15.57	$17.05

2005	Q4	Q3	Q2	Q1
High	$17.92	$18.62	$20.59	$22.82
Low	$16.33	$16.89	$16.48	$19.96

	Cash Dividends
2006	Q4	Q3	Q2	Q1
	$0.133	$0.133	$0.133	$0.129

2005	Q4	Q3	Q2	Q1
	$0.124	$0.124	$0.124	$0.124

Equity Compensation Plan Information

The following table sets forth information regarding securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	204,781		$18.43		387,671
Equity compensation plans not approved by security holders	58,564	(1)	16.16	(1)	—
Total	263,345		$17.93		387,671

(1) Represents stock options assumed in connection with the Company’s acquisition of Peoples Ohio Financial Corporation

Stock Performance Graph

The following performance graph compares the performance of our common shares to the performance of the NASDAQ Market Index (U.S.) and the NASDAQ Bank Stocks Index for the 60 months ended December 31, 2006.  The graph assumes an investment of $100 in each of the Company’s common shares, the NASDAQ Market Index (U.S.) and the NASDAQ Bank Stocks Index on December 21, 2001.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
MainSource Financial Group	$100.00	$142.37	$189.98	$232.44	$175.29	$175.02
NASDAQ MARKET INDEX (U.S.)	100.00	68.47	102.72	111.54	113.07	123.84
NASDAQ Bank Stocks Index	100.00	104.52	135.80	150.73	144.20	160.07

Purchases of Equity Securities

The activity in the Company’s Stock Repurchase Program for the fourth quarter of 2006 was as follows:

				Maximum Number
			Total Number of Shares	(or Approximate Dollar
	Total Number	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	of Shares (or	Paid Per Share	of Publicly Announced Plans	That May Yet Be Purchased
Period	Units) Purchased	(or Unit)	or Programs	Under the Plans or Programs (1)

October 2006	—	$—	—	362,250

November 2006	57,750	$17.30	57,750	304,500

December 2006	47,284	$16.93	47,284	257,216

(1)                                     On March 31, 2006, the Company announced that its Board of Directors had approved a stock repurchase program for up to 375,000 of its outstanding common shares.  The plan expires on March 31, 2007.

ITEM 6.      SELECTED FINANCIAL DATA

Selected Financial Data

(Dollar amounts in thousands except per share data)

	2006	2005	2004	2003	2002
Results of Operations
Net interest income	$68,268	$53,648	$50,002	$44,232	$45,050
Provision for loan losses	1,819	1,040	600	1,325	2,995
Noninterest income	23,039	17,332	19,544	19,443	14,379
Noninterest expense	59,642	48,576	45,880	40,448	35,610
Income before income tax	29,846	21,364	23,066	21,902	20,824
Income tax	7,605	5,172	6,273	6,597	6,813
Net income	22,241	16,192	16,793	15,305	14,011
Dividends paid on common stock	8,944	6,514	5,421	4,873	4,485

Per Common Share *
Earnings per share (basic)	$1.30	$1.23	$1.41	$1.31	$1.18
Earnings per share (diluted)	1.29	1.23	1.41	1.31	1.18
Dividends paid	0.529	0.495	0.453	0.415	0.378
Book value - end of period	13.50	11.39	10.17	9.02	8.46
Market price - end of period	16.94	17.00	22.74	18.55	13.83

At Year End
Total assets	$2,429,773	$1,645,605	$1,549,379	$1,442,729	$1,251,760
Available for sale securities	485,259	450,814	428,686	425,542	351,143
Loans, excluding held for sale	1,574,384	957,995	929,005	855,471	740,167
Allowance for loan losses	12,792	10,441	11,698	11,509	9,517
Total deposits	1,859,689	1,352,697	1,226,367	1,191,310	1,034,307
Notes payable	—	—	9,100	12,500	2,400
Federal Home Loan Bank advances	208,443	41,547	90,981	62,751	50,235
Subordinated debentures	41,239	29,898	29,898	29,898	30,425
Shareholders’ equity	253,247	161,069	123,320	105,424	99,771

Financial Ratios
Return on average assets	1.06%	1.04%	1.13%	1.14%	1.16%
Return on average common shareholders’ equity	10.39	11.27	14.70	15.07	14.90
Allowance for loan losses to total loans (year end, excluding held for sale)	0.81	1.09	1.26	1.35	1.29
Allowance for loan losses to total non-performing loans (year end)	73.18	102.19	83.31	77.65	119.86
Shareholders’ equity to total assets (year end)	10.42	9.79	7.96	7.31	7.97
Average equity to average total assets	10.13	9.18	7.95	7.57	7.77
Dividend payout ratio	40.21	40.23	32.28	31.84	32.01

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

Overview

MainSource Financial Group, Inc. (“MainSource or Company”) is a financial holding company whose principal activity is the ownership and management of its five wholly owned subsidiary banks (“Banks”): MainSource Bank of Indiana headquartered in Greensburg, Indiana, MainSource Bank of Illinois headquartered in Kankakee, Illinois, MainSource Bank — Crawfordsville headquartered in Crawfordsville, Indiana, MainSource Bank — Ohio headquartered in Troy, Ohio, and MainSource Bank — Hobart headquartered in Hobart, Indiana.  The banks, with the exception of MainSource Bank — Hobart, operate under state charters and are subject to regulation by their respective state regulatory agencies and the Federal Deposit Insurance Corporation. MainSource Bank — Hobart is a thrift institution and is subject to regulation by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.  MainSource Insurance is a wholly owned subsidiary of the Company operating eight insurance agency offices in Indiana and is subject to regulation by the Indiana Department of Insurance. The Company also has wholly owned subsidiaries to hold investment securities. These investment subsidiaries are incorporated in Nevada. During 2005, the Company also formed MainSource Title, LLC, a title insurance agency, and MainSource Mortgage, LLC, a mortgage origination company.

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

The Company continued its history of external growth through acquisitions during 2006 by acquiring three whole bank institutions and purchasing five branches from an in-market competitor.  In March, 2006, the Company acquired 100% of the outstanding shares of Union Community Bancorp (“Union”).  Union operated a total of six offices in Montgomery, Fountain, Warren, and Tippecanoe Counties in Indiana through its wholly-owned subsidiary, Union Federal Bank and Trust Association.  The aggregate purchase price was $55.2 million comprised of $26.0 million in cash and $29.2 million in stock issued.

In May, 2006, the Company acquired 100% of the outstanding shares of HFS Bank, F.S.B. (“HFS”).  HFS operated a total of six offices in Hobart, Portage, Griffith, and Crown Point Indiana.  As a result of this acquisition, the Company expects to expand its market share into northwest Indiana, expand its customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale.  The aggregate purchase price was $36.5 million comprised of  $17.7 million in cash and $18.8 million in stock issued.

In June, 2006, the Company acquired 100% of the outstanding shares of Peoples Ohio Financial Corporation (“Peoples”).  Peoples operated a total of six offices in Montgomery and Miami Counties in Ohio.  As a result of this acquisition, the Company expects to expand its market share into western Ohio, expand its customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale.  The aggregate purchase price was $42.5 million comprised of $11.4 million in cash and $31.1 million in stock issued.

In August, 2006, the Company purchased five branches from First Financial Bank.  These branches were located in Madison, Vevay, East Enterprise, and Liberty, Indiana.  As a result of this acquisition, the Company expects to further solidify its market share in southern Indiana, expand its customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale.  The purchase price resulted in approximately $3.5 million in goodwill and $1.1 million in core deposit intangible.

The Company is continuously reviewing other acquisition targets including branches, whole banks, and other financial service related entities focusing on the four-state Midwest region of Indiana, Illinois, Kentucky, and Ohio.

Results of Operations

Net income was $22,241 in 2006, $16,192 in 2005, and $16,793 in 2004.  Earnings per common share on a fully diluted basis were $1.29 in 2006, $1.23 in 2005, $1.41 in 2004.  As previously mentioned, the Company’s operating results for 2006 were dramatically impacted by the acquisition activity in 2006.  In total, net income increased in 2006 by $6,049, or 37.4%, compared to 2005.  Key measures of the operating performance of the Company are return on average assets, return on average shareholders’ equity, and efficiency ratio.  The Company’s return on average assets was 1.06% for 2006 compared to 1.04% for 2005 and return on average Shareholders’ equity was 10.4% in 2006 compared to 11.3% in 2005.  The Company’s efficiency ratio, which measures the non-interest expenses of the Company as a percentage of its net interest income (on a fully taxable equivalent basis) and its non-interest income, was 63.6% in 2006 compared to 66.6% in 2005.

Net Interest Income

Net interest income and net interest margin are influenced by the volume and yield or cost of earning assets and interest-bearing liabilities. Tax equivalent net interest income of $71,345 in 2006 increased from $56,205 in 2005. As rates rose throughout 2006, the Company’s yield on earning assets increased to 6.62% in 2006 from 5.89% in 2005.  Offsetting the increase in yield, the Company incurred a corresponding increase in its overall cost of deposits and borrowings.  The Company’s total cost of funds was 3.09% in 2006 compared to 2.12% in 2005. The increase in the Company’s cost of funds was primarily caused by two factors: the general repricing of its funding base in a rising rate environment and a shift in the overall mix of the deposit base.  Throughout the year, customers moved balances away from lower cost deposit accounts into higher cost accounts such as certificates of deposits, and high-yield money market accounts.  The overall effect was a decrease in the Company’s net interest margin in 2006 of 18 basis points going from 3.99% in 2005 to 3.81% in 2006.

The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)*

	2006				2005				2004
	Average		Average		Average		Average		Average		Average
Assets	Balance	Interest	Rate		Balance	Interest	Rate		Balance	Interest	Rate

Short-term investments	$4,210	$141	3.35%		$4,010	$71	1.77%		$6,139	$42	0.68%
Federal funds sold and money market accounts	8,249	394	4.78		4,889	197	4.03		4,377	76	1.74
Securities
Taxable	382,912	18,176	4.75		359,116	13,819	3.85		353,457	12,094	3.42
Non-taxable*	121,257	7,540	6.22		105,251	6,251	5.94		79,882	4,691	5.87
Total securities	504,169	25,716	5.10		464,367	20,070	4.32		433,339	16,785	3.87
Loans **
Commercial	594,294	43,128	7.26		490,832	33,056	6.73		490,595	31,455	6.41
Residential real estate	488,477	33,362	6.83		225,358	14,083	6.25		223,100	13,913	6.24
Consumer	270,885	21,067	7.78		219,281	15,555	7.09		185,783	11,610	6.25
Total loans	1,353,656	97,557	7.21		935,471	62,694	6.70		899,478	56,978	6.33
Total earning assets	1,870,284	123,808	6.62		1,408,737	83,032	5.89		1,343,333	73,881	5.50

Cash and due from banks	58,562				47,595				46,920
Unrealized gains (losses) on securities	(7,643)				(2,601)				693
Allowance for loan losses	(12,667)				(11,754)				(11,798)
Premises and equipment,net	35,926				26,291				24,769
Intangible assets	103,008				50,845				44,332
Accrued interest receivable and other assets	55,580				44,905				40,617
Total assets	$2,103,050				$1,564,018				$1,488,866

Liabilities
Interest-bearing deposits
DDA, savings, and money market accounts	$711,111	$11,130	1.57		$616,398	$6,916	1.12		$551,885	$3,438	0.62
Certificates of deposit	731,603	28,152	3.85		483,457	13,183	2.73		521,112	12,928	2.48
Total interest-bearing deposits	1,442,714	39,282	2.72		1,099,855	20,099	1.83		1,072,997	16,366	1.53
Short-term borrowings	33,586	1,332	3.97		38,720	975	2.52		44,806	580	1.29
Subordinated debentures	31,750	2,475	7.80		29,898	1,938	6.48		29,898	1,677	5.61
Notes payable and FHLB borrowings	189,171	9,374	4.96		95,525	3,815	3.99		82,836	3,216	3.88
Total interest-bearing liabilities	1,697,221	52,463	3.09		1,263,998	26,827	2.12		1,230,537	21,839	1.77
Demand deposits	174,218				144,647				131,110
Other liabilities	17,622				11,737				13,004
Total liabilities	1,889,061				1,420,382				1,374,651
Shareholders’ equity	213,989				143,636				114,215
Total liabilities and shareholders’ equity	$2,103,050	52,463	2.81	***	$1,564,018	26,827	1.90	***	$1,488,866	21,839	1.63	***
Net interest income		$71,345	3.81	****		$56,205	3.99	****		$52,042	3.87	****

Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$3,077				$2,557				$2,040

*	Adjusted to reflect income related to securities and loans exempt from Federal income taxes.
**	Nonaccruing loans have been included in the average balances.
***	Total interest expense divided by total earning assets.
****	Net interest income divided by total earning assets.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates.

Volume/Rate Analysis of Changes in Net Interest Income

(Tax Equivalent Basis)

	2006 OVER 2005			2005 OVER 2004
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Loans	$30,092	$4,771	$34,863	$2,388	$3,328	$5,716
Securities	2,024	3,622	5,646	1,335	1,950	3,285
Federal funds sold and money market funds	166	31	197	22	99	121
Short-term investments	(1)	71	70	(38)	67	29
Total interest income	32,281	8,495	40,776	3,707	5,444	9,151
Interest expense
Interest-bearing DDA, savings, and money market accounts	$1,440	$2,774	$4,214	$719	$2,759	$3,478
Certificates of deposit	9,554	5,415	14,969	(1,048)	1,303	255
Borrowings	4,428	1,488	5,916	352	642	994
Subordinated debentures	142	395	537	—	261	261
Total interest expense	15,564	10,072	25,636	23	4,965	4,988
Change in net interest income	$16,717	$(1,577)	15,140	$3,684	$479	4,163
Change in tax equivalent adjustment			520			517
Change in net interest income before tax equivalent adjustment			$14,620			$3,646

Provision for Loan Losses

The Company expensed $1,819 in provision for loan losses in 2006. This level of provision allowed the Company to maintain an adequate allowance for loan losses. This topic is discussed in detail under the heading “Loans, Credit Risk and the Allowance and Provision for Loan Losses”.

Non-interest Income and Expense

				Percent Change
	2006	2005	2004	06/05	05/04

Non-interest income
Insurance commissions	$1,821	$1,991	$2,643	-8.5%	-24.7%
Mortgage banking	2,279	2,693	3,198	-15.4%	-15.8%
Trust and investment product fees	1,187	1,119	911	6.1%	22.8%
Service charges on deposit accounts	9,491	7,510	6,912	26.4%	8.7%
Net realized gains/(losses) on securities sales	145	(2,179)	991	-106.7%	-319.9%
Increase in cash surrender value of life insurance	1,255	891	1,016	40.9%	-12.3%
Interchange income	2,617	1,926	1,996	35.9%	-3.5%
Other	4,244	3,381	1,877	25.5%	80.1%
Total non-interest income	$23,039	$17,332	$19,544	32.9%	-11.3%

Non-interest expense
Salaries and employee benefits	$33,073	$27,121	$25,411	21.9%	6.7%
Net occupancy	4,755	3,542	3,165	34.2%	11.9%
Equipment	5,361	4,123	3,949	30.0%	4.4%
Intangibles amortization	2,236	1,306	1,059	71.2%	23.3%
Telecommunications	1,916	1,664	1,581	15.1%	5.2%
Stationery, printing, and supplies	1,408	984	988	43.1%	-0.4%
Other	10,893	9,836	9,727	10.7%	1.1%
Total non-interest expense	$59,642	$48,576	$45,880	22.8%	5.9%

Non-interest Income

Total non-interest income was $23,039 for 2006 compared to $17,332 for 2005, an increase of $5,707 and 32.9%  The primary drivers of the increase in non-interest income were the aforementioned acquisition of the three whole banks in 2006 and the change in securities gains and losses year over year.  In total, these acquisitions accounted for approximately $2,175 with approximately half of this income related to service charges on deposit accounts.  In 2005, the Company incurred net losses on securities sales of $2,179 compared to net gains on securities sales of $145 in 2006.

Total non-interest income was $17,332 for 2005 compared to $19,544 for 2004.  Excluding the $2,179 loss on the sale of securities in 2005, non-interest income would have been $19,511 for 2005 or relatively flat compared to 2004.  Increases in service charges on deposit accounts and other income were offset by decreases in mortgage banking and insurance commissions.  Service charges increased primarily due to the increase in overall account levels from acquisitions.  Other income increased due to death benefits on bank-owned life insurance, the establishment of the title insurance agency, an increase in annuity sales, the acquisition of Madison, and the full-year effect of the Peoples Trust acquisition in June 2004.  Insurance commissions decreased as the Company disposed of the Kentucky division of its insurance subsidiary in the first quarter of 2005.

Non-interest Expense

Total non-interest expense was $59,642 in 2006 compared to $48,576 in 2005, an increase of $11,066 and 22.8%.  The primary driver of the increase in non-interest income was the aforementioned acquisition of the three whole banks in 2006.  In total, these acquisitions accounted for approximately $9,700 of non-interest expense in 2006 with approximately half of this expense related to salaries and employee benefits.  Excluding acquisition-related activity, the Company’s non-interest expense would have been approximately $49,950 in 2006, an increase of 2.8%.

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

Income Taxes

The effective tax rate was 25.5% in 2006, 24.2% in 2005, and 27.2% in 2004.  The increase in the Company’s effective tax rate in 2006 was primarily related to the overall increase in pre-tax income.

Balance Sheet

At December 31, 2006, total assets were $2,429,773 compared to $1,645,605 at December 31, 2005, an increase of $784,168. The increase was primarily attributable to the acquisitions closed in 2006.  In total these acquisitions added approximately $798 million in assets.

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

Total loans (excluding those held for sale) increased by $616,389 from year-end 2005. The increase was primarily related to the acquisitions in 2006, which added approximately $598 million in net loans. Excluding the acquisition-related activity, the Company’s total loan portfolio increased by approximately $18 million. Residential real estate loans continue to represent the largest portion of the total loan portfolio.  With the acquisition of the three thrift institutions in 2006 and their corresponding large residential real estate portfolios, such loans represented 50.2% of total loans at December 31, 2006 compared to 38.5% of total loans at the end of 2005.

The following table details the Company’s loan portfolio by type of loan.

Loan Portfolio

	December 31
	2006	2005	2004	2003	2002
Types of loans
Commercial and industrial	$163,093	$134,754	$143,511	$141,571	$98,526
Agricultural production financing	25,588	23,871	22,647	25,897	25,105
Farm real estate	46,051	38,833	38,281	37,107	43,762
Commercial real estate mortgage	326,284	202,047	213,359	183,938	156,277
Residential real estate mortgage	790,962	368,953	353,515	315,848	301,232
Construction and development	82,261	51,736	38,056	34,686	34,987
Consumer	129,681	123,481	108,430	99,724	72,702
State and political	10,464	14,320	11,206	16,700	7,576
Total loans	$1,574,384	$957,995	$929,005	$855,471	$740,167

The following table indicates the amounts of loans (excluding residential and commercial mortgages and consumer loans) outstanding as of December 31, 2006 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Maturities and Sensitivity to Changes in Interest Rates of Commercial and Construction Loans

Due:	Within 1 Year	1 - 5 Years	Over 5 years	Total
Loan Type
Commercial and industrial	$63,190	$51,015	$48,888	163,093
Agricultural production financing	19,420	4,330	1,838	25,588
Construction and development	49,092	21,901	11,268	82,261
Totals	$131,702	$77,246	$61,994	$270,942

Percent	49%	29%	22%	100%

Rate Sensitivity

Fixed Rate	$41,877	$38,502	$12,908	$93,287
Variable Rate	139,312	37,759	584	177,655
Totals	$181,189	$76,261	$13,492	$270,942

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

Non-performing loans were $17,481 as of December 31, 2006 compared to $10,217 as of December 31, 2005 and represented 1.11% of total loans at December 31, 2006 versus 1.07% one year ago.  The increase in non-performing loans was primarily attributable to the acquisitions closed in 2006.

The following table details the Company’s non-performing loans as of December 31 for the years indicated.

Non-performing Loans

	2006	2005	2004	2003	2002
Nonaccruing loans	$16,021	$9,984	$13,611	$14,626	$7,695
Accruing loans contractually past due 90 days or more	1,460	233	431	196	245
Total	$17,481	$10,217	$14,042	$14,822	$7,940
% of total loans	1.11%	1.07%	1.51%	1.73%	1.07%

The provision for loan losses was $1,819 in 2006, $1,040 in 2005, and $600 in 2004.  The increase in the Company’s provision in 2006 was primarily due to the increase in non-performing loans in 2006 and the increase in net charge-offs during 2006. Net charge-offs were $3,363 in 2006 compared to $3,299 in 2005 and $2,186 in 2004.  As a percentage of average loans, net charge-offs equaled .25%, .35%, and .24% in 2006, 2005 and 2004, respectively.

Summary of the Allowance for Loan Losses

	2006	2005	2004	2003	2002
Balance at January 1	$10,441	$11,698	$11,509	$9,517	$8,894
Chargeoffs
Commercial	1,653	1,164	1,069	588	1,715
Commercial real estate mortgage	—	594	43	—	—
Residential real estate mortgage	412	869	534	555	473
Consumer	1,834	956	886	777	583
Total Chargeoffs	3,899	3,583	2,532	1,920	2,771
Recoveries
Commercial	65	46	123	160	116
Commercial real estate mortgage	—	—	2	43	5
Residential real estate mortgage	66	35	43	54	127
Consumer	405	203	178	252	151
Total Recoveries	536	284	346	509	399
Net Chargeoffs	3,363	3,299	2,186	1,411	2,372
Addition resulting from acquisition	3,895	1,002	1,775	2,078	—
Provision for loan losses	1,819	1,040	600	1,325	2,995
Balance at December 31	$12,792	$10,441	$11,698	$11,509	$9,517
Net Chargeoffs to average loans	0.25%	0.35%	0.24%	0.18%	0.31%
Provision for loan losses to average loans	0.13%	0.11%	0.07%	0.17%	0.39%
Allowance to total loans at year end	0.81%	1.09%	1.26%	1.35%	1.29%

Allocation of the Allowance for Loan Losses

	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		to total		to total		to total		to total		to total
December 31	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
Real estate
Residential	$2,514	50%	$1,018	39%	$1,123	38%	$1,230	37%	$2,097	41%
Farm real estate	247	3	625	4	681	4	704	4	776	6
Commercial	4,045	21	3,233	21	3,997	23	3,907	21	2,715	21
Construction and development	359	5	763	5	648	4	658	4	647	5
Total real estate	7,165	79	5,639	69	6,449	69	6,499	66	6,235	73
Commercial
Agribusiness	138	2	412	3	464	3	491	3	388	3
Other commercial	2,189	11	2,440	16	2,831	17	3,003	19	1,810	14
Total Commercial	2,327	13	2,852	19	3,295	20	3,494	22	2,198	17
Consumer	2,053	8	1,435	12	1,581	11	1,053	12	951	10
Unallocated	1,247		515		373		463		133
Total	$12,792	100%	$10,441	100%	$11,698	100%	$11,509	100%	$9,517	100%

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

The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The Company’s allowance for loan losses was $12,792, or 0.81% of total loans, at December 31, 2006 compared to $10,441, or 1.09% of total loans, at the end of 2005.  The decrease in the loan loss reserve as a percentage of total loans was anticipated by the Company and is primarily due to the thrift acquisitions in 2006 and their corresponding large residential real estate loan portfolios.  Of the $598 million in loans acquired in the thrift acquisitions, approximately $410 million were collateralized by residential real estate.  As these loans have historically lower levels of losses, the Company’s loan loss reserve as a percentage of total loans decreased.  In addition, several large credits with significant specific reserve allocations improved throughout the year, thus reducing the amount required in the allowance for those loans.

During 2006 the Company purchased certain loans that were subject to the accounting treatment under SOP 03-3 (see Note 5 to the Consolidated Financial Statements).  At the time of acquisition, these loans had evidence of credit deterioration.  In applying this accounting standard, an allowance for loan losses amount was not carried over or established for these loans.  Instead these loans are carried at their fair value at date of acquisition including consideration of expected cash flows to be received.  The valuation allowance for these purchased loans as of December 31, 2006 was $1,088.  Before the adoption of SOP 03-3, this valuation allowance would have been included in the allowance for loan losses balance.  Had this amount been included in the allowance for loan losses amount at December 31, 2006, the allowance would have been $13,880, or 0.88% of total loans.

Securities

Securities offer flexibility in the Company’s management of interest rate risk, and are the primary means by which the Company provides liquidity and responds to changing maturity characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products or junk bonds.

As of December 31, 2006, all of the securities are classified as “available for sale” (“AFS”) and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders’ equity. A net unrealized loss of $2,291 was recorded to adjust the AFS portfolio to current market value at December 31, 2006 compared to a net unrealized loss of $5,272 at December 31, 2005.

Investment Securities

Investment Securities	Within			Beyond 10	Total
(Carrying Values at December 31)	1 Year	1-5 Yrs	6-10 Yrs	Years	2006

Available for sale
Federal agencies	$1,832	$75,458	$12,995	$—	$90,285
State and municipal	3,540	14,270	40,634	63,899	122,343
Mortgage-backed securities	101	667	47,776	214,462	263,006
Equity and other securities	—	3,806	—	5,819	9,625
Total available for sale	$5,473	$94,201	$101,405	$284,180	$485,259

Weighted average yield*	5.76%	4.85%	4.93%	5.36%	5.17%

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

As of December 31, 2006, there were no corporate bonds and other securities which represent more than 10% of shareholders’ equity.

For 2006 the tax equivalent yield of the investment securities portfolio was 5.10%, compared to 4.32% and 3.87% for 2005 and 2004, respectively. The average life of the Company’s investment security portfolio was 5.36 years at December 31, 2006. The portfolio restructuring completed at the end of 2005 allowed the portfolio to achieve an improved yield without any further duration extension.  During 2006 the investment portfolio cash flows were reinvested to maintain the portfolio’s composition and strategic positioning.  The flat yield curve in place for most of 2006 allowed management to selectively invest in products along the yield curve that enhanced the strategic positioning of the portfolio while continuing to improve the portfolio’s overall yield.  Entering 2007 the portfolio continues to remain positioned for long term performance with stable cash flows and improved yield.  Management anticipates that the portfolio will likely maintain its current duration and expects limited changes to its yield performance.

Sources of Funds

The Company relies primarily on customer deposits and securities sold under agreement to repurchase (“repurchase agreements”), along with shareholders’ equity to fund earning assets. Federal Home Loan Bank (“FHLB”) advances are used to provide additional funding. The Company also attempts to obtain deposits through branch and whole bank acquisitions.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits were 86.4% and 88.5% of total average earning assets in 2006 and 2005, respectively. Total interest-bearing deposits averaged 89.2% and 88.4% of average total deposits during 2006 and 2005. Management is continuing efforts to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

Repurchase agreements are high denomination investments utilized by public entities and commercial customers as an element of their cash management responsibilities. During 2006, repurchase agreements averaged $23,200, with an average cost of 3.31%

Another source of funding is the Federal Home Loan Bank (FHLB). The Company had FHLB advances of $208,443 outstanding at December 31, 2006. These advances have interest rates ranging from 2.4% to 6.5% (see note 10 to the consolidated financial statements for the maturity schedule of these advances). The Company averaged $176,895 in FHLB advances during 2006 compared to $89,674 during 2005.  This increase in FHLB borrowings was primarily due to the acquisitions of the thrift institutions in 2006 and their significant reliance on wholesale borrowings.

Average Deposits

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Demand	$174,218		$144,647		$131,110
Interest Bearing Demand	367,790	1.35%	309,551	0.84%	301,611	0.54%
Savings/Money Markets	343,321	1.80	306,847	1.41	250,274	0.73
Certificates of Deposit	731,603	3.85	483,457	2.73	521,112	2.48
Totals	$1,616,932	2.72%	$1,244,502	1.62%	$1,204,107	1.36%

As of December 31, 2006, certificates of deposit and other time deposits of $100 or more mature as follows:

	3 months or less	4-6 months	6-12 months	over 12 months	Total
Amount	$99,426	$72,864	$68,272	$44,700	$285,262
Percent	35%	26%	24%	15%

Capital Resources

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital (“Tier 1”) consists of common shareholders’ equity adjusted for unrealized gains or losses on available for sale (AFS) securities plus limited amounts of Trust Preferred Securities less goodwill and intangible assets. Total capital consists of core capital, certain debt instruments and a portion of the allowance for loan losses. At December 31, 2006, Tier 1 capital to average assets was 7.0%. Total capital to risk-weighted assets was 11.2%. Both ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of each of the Company’s subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Trust Preferred Securities (which are classified as subordinated debentures) qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of these securities cannot constitute more than 25% of the total Tier 1 capital of the Company. Consequently, the amount of Trust Preferred Securities in excess of the 25% limitation constitutes Tier 2 capital, or supplementary capital, of the Company.  As of December 31, 2006, all of the Company’s Trust Preferred Securities qualify as Tier 1 capital.

Common shareholders’ equity is impacted by the Company’s decision to categorize its securities portfolio as available for sale (AFS). Securities in this category are carried at fair value, and common shareholders’ equity is adjusted to reflect unrealized gains and losses, net of taxes.

The Company declared and paid common dividends of $.529 per share in 2006 compared to $.495 and $.453 in 2005 and 2004 respectively. Book value per common share increased to $13.50 at December 31, 2006 compared to $11.39 at the end of 2005. The net adjustment for AFS securities decreased book value per share by $.08 at December 31, 2006 and by $.22 at December 31, 2005.  Depending on market conditions, the adjustment for AFS securities can cause significant fluctuations in equity.

Liquidity

Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors and creditors. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, loans and securities maturing within one year and money market instruments. In addition, the Company holds approximately $434 million of AFS securities maturing after one year, which can be sold to meet liquidity needs.

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, supports liquidity, extends the contractual maturity of liabilities, and limits reliance on volatile short-term purchased funds. Short-term funding needs may arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits, which provide a sizable source of relatively stable low-cost funds. The Company defines core deposits as all deposits except certificates of deposits greater than $100. Average core deposits funded approximately 74.1% of total earning assets during 2006 and approximately 78.8% in 2005.

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment. The Company has not received any directives from regulatory authorities that would materially affect liquidity, capital resources or operations.

Contractual Obligations as of December 31, 2006

		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
Time Deposits	$864,559	$670,933	$155,485	$31,315	$6,826
FHLB Advances	208,443	40,653	39,473	92,208	36,109
Subordinated Debentures	41,239	—	—	—	41,239
Total	$1,114,241	$711,586	$194,958	$123,523	$84,174

Interest Rate Risk Management

Interest rate risk is the exposure of the Company’s financial condition to adverse changes in market interest rates. In an effort to estimate the impact of sustained interest rate movements to the Company’s earnings, the Company monitors interest rate risk through computer-assisted simulation modeling of its net interest income. The Company’s simulation modeling monitors the potential impact to net interest income under various interest rate scenarios. The Company’s objective is to actively manage its asset/liability position within a one-year interval and to limit the risk in any of the interest rate scenarios to a reasonable level of tax-equivalent net interest income within that interval. The Company monitors compliance within established guidelines of the Funds Management Policy. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk section for further discussion regarding interest rate risk.

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

New Accounting Matters

See Note 1 to the Consolidated Financial Statements regarding the adoption of new accounting standards in 2006.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is reviewed on a regular basis by the Asset/Liability Committees and Boards of Directors of the holding company and its affiliate banks. Primary market risks, which impact the Company’s operations, are liquidity risk and interest rate risk, as discussed above.

As discussed previously, the Company monitors interest rate risk by the use of computer simulation modeling to estimate the potential impact on its net interest income under various interest rate scenarios. Another method by which the Company’s interest rate risk position can be estimated is by computing estimated changes in its net portfolio value (“NPV”). This method estimates interest rate risk exposure from movements in interest rates by using interest rate sensitivity analysis to determine the change in the NPV of discounted cash flows from assets and liabilities. Computations are based on a number of assumptions, including the relative levels of market interest rates and prepayments in mortgage loans and certain types of investments. These computations do not contemplate any actions management may undertake in response to changes in interest rates, and should not be relied upon as indicative of actual results. In addition, certain shortcomings are inherent in the method of computing NPV. Should interest rates remain or decrease below current levels, the proportion of adjustable rate loans could decrease in future periods due to refinancing activity. In the event of an interest rate change, prepayment levels would likely be different from those assumed in the table. Lastly, the ability of many borrowers to repay their adjustable rate debt may decline during a rising interest rate environment.

The following table provides an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. The table indicates that as of December 31, 2006 the Company’s estimated NPV might be expected to increase in the event of an increase in prevailing interest rates, and might be expected to decrease in the event of a decrease to prevailing interest rates (dollars in thousands).

Change in Rates	$ Amount	% Change	NPV Ratio	Change
+2%	289,646	$(3,442)	12.74%	(15)bp
+1%	305,265	12,177	13.42%	54bp
Base	293,088	—	12.89%	—
-1%	267,988	(25,100)	11.79%	(110)bp
-2%	231,239	(61,849)	10.17%	(272)bp

The above discussion, and the portions of MANAGEMENT’S DISCUSSION AND ANALYSIS in Item 7 of this Report that are referenced in the above discussion contains statement relating to future results of the Company that are considered “forward-looking-statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, simulation of the impact on net interest income from changes in interest rates. Actual results may differ materially from those expressed or implied therein as a result of certain risks and uncertainties, including those risks and uncertainties expressed above, those that are described in MANAGEMENT’S DISCUSSION AND ANALYSIS in Item 7 of this Report, and those that are described in Item 1 of this Report, “Business,” under the caption “Forward-Looking-Statements and Associated Risks,” which discussions are incorporated herein by reference.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Crowe Chizek and Company LLC

Member Horwath International

Report of Independent Registered Public Accounting Firm ON FINANCIAL STATEMENTS

Shareholders and Board of Directors

MainSource Financial Group, Inc.

Greensburg, Indiana

We have audited the accompanying balance sheets of MainSource Financial Group, Inc. as of December 31, 2006 and 2005, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the MainSource Financial Group Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007 expressed an unqualified opinion thereon.

                                                                                                      Crowe Chizek and Company LLC

Louisville, Kentucky

March 6, 2007

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	December 31, 2006	December 31, 2005
Assets
Cash and due from banks	$90,546	$51,069
Money market funds and federal funds sold	13,609	35,136
Cash and cash equivalents	104,155	86,205
Interest bearing time deposits	116	210
Securities available for sale	485,259	450,814
Loans held for sale	2,162	2,566
Loans, net of allowance for loan losses of $12,792 and $10,441	1,561,592	947,554
Restricted stock, at cost	22,947	10,940
Premises and equipment, net	40,370	27,863
Goodwill	120,609	51,301
Purchased intangible assets	15,944	9,274
Cash surrender value of life insurance	39,885	24,467
Interest receivable and other assets	36,734	34,411
Total assets	$2,429,773	$1,645,605

Liabilities
Deposits
Noninterest bearing	$193,513	$161,568
Interest bearing	1,666,176	1,191,129
Total deposits	1,859,689	1,352,697
Other borrowings	42,306	26,516
Federal Home Loan Bank (FHLB) advances	208,443	41,547
Subordinated debentures	41,239	29,898
Other liabilities	24,849	33,878
Total liabilities	2,176,526	1,484,536

Commitments and contingent liabilities (Note 15)

Shareholders’ equity
Preferred stock, no par value Authorized shares - 400,000 Issued and outstanding shares - none	—	—
Common stock $.50 stated value: Authorized shares - 25,000,000 Issued shares – 18,240,772 and 13,755,409
Outstanding shares – 17,859,603 and 13,472,616	9,139	6,881
Common stock to be distributed for stock dividend, 912,038 and 0 shares	456	—
Treasury stock – 381,169 and 282,793, at cost	(6,586)	(4,835)
Additional paid-in capital	196,788	105,089
Retained earnings	54,914	57,067
Accumulated other comprehensive loss	(1,464)	(3,133)
Total shareholders’ equity	253,247	161,069
Total liabilities and shareholders’ equity	$2,429,773	$1,645,605

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share data)

	2006	2005	2004

Interest income
Loans, including fees	$97,121	$62,321	$56,580
Securities
Taxable	18,176	13,819	12,094
Tax exempt	4,899	4,067	3,049
Federal funds sold and money market funds	394	197	76
Deposits with financial institutions	141	71	42
Total interest income	120,731	80,475	71,841
Interest expense
Deposits	39,282	20,099	16,366
Federal Home Loan Bank advances	8,704	3,561	2,885
Subordinated debentures	2,475	1,938	1,677
Other borrowings	2,002	1,229	911
Total interest expense	52,463	26,827	21,839
Net interest income	68,268	53,648	50,002
Provision for loan losses	1,819	1,040	600
Net interest income after provision for loan losses	66,449	52,608	49,402
Non-interest income
Insurance commissions	1,821	1,991	2,643
Mortgage banking	2,279	2,693	3,198
Trust and investment product fees	1,187	1,119	911
Service charges on deposit accounts	9,491	7,510	6,912
Net realized gains(losses) on securities sales	145	(2,179)	991
Increase in cash surrender value of life insurance	1,255	891	1,016
Interchange income	2,617	1,926	1,996
Other income	4,244	3,381	1,877
Total non-interest income	23,039	17,332	19,544
Non-interest expense
Salaries and employee benefits	33,073	27,121	25,411
Net occupancy expenses	4,755	3,542	3,165
Equipment expenses	5,361	4,123	3,949
Intangibles amortization	2,236	1,306	1,059
Telecommunications	1,916	1,664	1,581
Stationery printing and supplies	1,408	984	988
Other expenses	10,893	9,836	9,727
Total non-interest expense	59,642	48,576	45,880
Income before income tax	29,846	21,364	23,066
Income tax expense	7,605	5,172	6,273
Net income	$22,241	$16,192	$16,793

Net income per share - basic	$1.30	$1.23	$1.41
Net income per share – diluted	$1.29	$1.23	$1.41

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands except per share data)

					Accumulated
	Common Stock		Additional		Other
	Shares		Paid-in	Retained	Comprehensive		Comprehensive
	Outstanding	Amount	Capital	Earnings	Income (Loss)	Total	Income
Balance, January 1, 2004	7,070,476	$1,393	$53,478	$49,338	$1,215	$105,424
Net income				16,793		16,793	$16,793
Change in fair value of cash flow hedge, net					148	148	148
Change in fair value of securities net of reclassification adjustment					(1,266)	(1,266)	(1,266)
Total comprehensive income							$15,675
Cash dividends ($ .453 per share)				(5,391)		(5,391)
Stock split/dividend and fractional shares	3,581,508	1,791	(1,821)			(30)
Issuance of common stock in acquisition	449,224	225	8,701			8,926
5% Stock Dividend	559,818	280	13,089	(13,369)		—
Exercise of stock options	1,575	24	4			28
Purchase of treasury stock	(117,662)	(1,312)				(1,312)
Balance, December 31, 2004	11,544,939	$2,401	$73,451	$47,371	$97	$123,320
Net income				$16,192		$16,192	$16,192
Change in fair value of cash flow hedge, net					225	225	225
Change in fair value of securities net of reclassification adjustment					(3,455)	(3,455)	(3,455)
Total comprehensive income							$12,962
Cash dividends ($ .495 per share)				(6,496)		(6,496)
5% Stock Dividend - Treasury shares	(10,562)
Fractional Shares - 5% stock dividend	(766)		(18)			(18)
Exercise of stock options	3,142	52	(4)			48
Purchase of treasury stock	(1,209)	(27)				(27)
Disposal of insurance division	(62,928)	(1,380)				(1,380)
Stock issued	2,000,000	1,000	31,660			32,660
Balance, December 31, 2005	13,472,616	$2,046	$105,089	$57,067	$(3,133)	$161,069
Net income				$22,241		$22,241	22,241
Change in fair value of cash flow hedge, net					(256)	(256)	(256)
Change in fair value of securities, net of reclassification adjustment					1,925	1,925	1,925
Total comprehensive income							$23,910
Stock option expense			69			69
Issuance of common stock in acquisitions	4,484,008	2,242	76,945			79,187
Cash dividends ($ .529 per share)				(8,944)		(8,944)
Purchase of treasury stock	(130,032)	(2,290)				(2,290)
5% Stock Dividend	912,038	456	14,994	(15,450)		—
Exercise of stock options	31,656	555	(309)			246
Other	1,355					—
Balance, December 31, 2006	18,771,641	$3,009	$196,788	$54,914	$(1,464)	$253,247

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	2006	2005	2004
Operating Activities
Net income	$22,241	$16,192	$16,793
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,819	1,040	600
Depreciation and amortization	3,869	3,087	2,962
Amortization of mortgage servicing rights	519	558	956
Securities amortization, net	(521)	1,197	2,469
Amortization of core deposit intangibles	2,236	1,306	1,059
Increase in cash surrender value of life insurance policies	(1,255)	(891)	(930)
Gain on life insurance benefit	—	(459)	—
Securities (gains) losses	(145)	2,179	(991)
Gain on the sale of loans	(599)	(944)	(1,301)
Change in loans held for sale	1,003	(798)	2,442
Stock based compensation expense	69	—	—
Change in other assets and liabilities	(5,002)	12,699	2,904
Net cash provided by operating activities	24,234	35,166	26,963

Investing Activities
Net change in short-term investments	210	94	197
Proceeds from maturities and payments on securities held to maturity	—	277	—
Purchases of securities available for sale	(92,757)	(257,256)	(166,864)
Proceeds from maturities and payments on securities available for sale	64,855	119,472	110,650
Proceeds from sales of securities available for sale	26,075	106,556	69,347
Purchases of restricted stock	—	(2,834)	(455)
Proceeds from life insurance benefit	—	1,675	—
Loan originations and payments, net	(17,792)	19,856	4,435
Purchases of premises and equipment	(3,381)	(3,455)	(2,468)
Proceeds from redemption of restricted stock	2,628	—	—
Cash received (paid) for bank acquisitions, net	(2,210)	111,785	(342)
Net cash provided (used) by investing activities	(22,372)	96,170	14,500

Financing Activities
Net change in deposits	16,992	(58,374)	(64,660)
Net change in other borrowings	15,790	(30,659)	29,343
Repayment of note payable	—	(9,100)	(4,100)
Proceeds from FHLB advances	197,000	220,000	123,500
Repayment of FHLB advances	(213,706)	(269,434)	(99,426)
Proceeds from issuance of subordinated debentures	11,000	—	—
Proceeds from common stock issuance	—	32,660	—
Purchase of treasury shares	(2,290)	(27)	(1,312)
Cash dividends and fractional share payments	(8,944)	(6,514)	(5,421)
Proceeds from exercise of stock options	246	48	28
Net cash provided (used) by financing activities	16,088	(121,400)	(22,048)
Net change in cash and cash equivalents	17,950	9,936	19,415
Cash and cash equivalents, beginning of year	86,205	76,269	56,854
Cash and cash equivalents, end of year	$104,155	$86,205	$76,269

Supplemental Information
Interest paid	$47,804	$25,845	$22,640
Income taxes paid	3,760	5,658	3,487
Loan balances transferred to foreclosed real estate	4,071	3,692	2,741

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

The Company’s wholly owned subsidiaries include MainSource Bank, MainSource Bank of Illinois, MainSource Bank – Crawfordsville, MainSource Bank – Hobart, MainSource Bank – Ohio, MainSource Insurance, LLC, MainSource Title, LLC, and MainSource Mortgage, LLC.  In February 2006, the Company disposed of IUB Reinsurance.  The disposition did not result in a significant gain or loss to the Company.

The Company provides financial services through its offices in Indiana, Illinois, and Ohio.  Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate.  Commercial loans are expected to be repaid from cash flow from operations of businesses.  Real estate loans are secured by both residential and commercial real estate.  Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

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

Interest-bearing Deposits in Other Financial Institutions:  Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Securities:  Securities are classified as available for sale when they might be sold before maturity.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income.

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method, which considers prepayments on mortgage-backed securities.  Gains and losses on sales are based on the amortized cost of the security sold.  Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale:  Loans originated and intended for sale in the secondary market are carried at the lower of cost or market in the aggregate.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the sales proceeds, the amount allocated to servicing rights retained, and the carrying value of the loan.

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

Purchased Loans:  The Company purchases individual loans and groups of loans.  Beginning in 2005, purchased loans that show evidence of credit deterioration since origination are recorded at the amount paid (or allocated fair value in a purchase business combination), such that there is no carryover of the seller’s allowance for loan losses.  After acquisition, incurred losses are recognized by an increase in the allowance for loan losses.

Purchased loans are accounted for individually based on common risk characteristics (e.g., credit score, loan type, and date of origination).  The Company estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan (accretable yield).  The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan, expected cash flows continue to be estimated.  If the present value of expected cash flows is less than the carrying amount, a loss is recorded.  If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures.

Restricted Stock:  The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment.  Because this stock is viewed as a long term investment, impairment is based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

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

Transfers of Financial Assets:  Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement or option to repurchase them before their maturity.

Goodwill and Other Intangible Assets:  Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Other intangible assets consist largely of core deposit intangibles arising from whole bank and branch acquisitions.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, generally ten years.

Long-term Assets:  Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

Repurchase Agreements:  Substantially all repurchase agreement liabilities represent amounts advanced by various customers.  Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.  Repurchase agreements are included in other borrowings on the consolidated balance sheets.

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

Stock Compensation:  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the modified prospective transition method.  Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006.  For 2006, adopting this standard resulted in a reduction of income before income taxes of $69 and a reduction in net income of $41.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the years ending December 31, 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the years ending December 31.  During 2005, the Company accelerated vesting on selected pools of stock options granted in order to reduce expense that would have been recognized upon adoption of FAS 123(R).

	2005	2004
Net income as reported	$16,192	$16,793
Deduct: Stock-based compensation expense, net, determined under fair value based method	517	92
Pro forma net income	$15,675	$16,701

Basic earnings per share as reported	$1.23	$1.41
Pro forma basic earnings per share	$1.19	$1.40

Diluted earnings per share as reported	$1.23	$1.41
Pro forma diluted earnings per share	$1.19	$1.40

Retirement Plans:  Employee 401(k) and profit sharing plan expense is the amount of matching contributions.

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

Equity:  Stock dividends in excess of 20% are reported by transferring the par value of the stock issued from retained earnings to common stock.  Stock dividends for 20% or less are reported by transferring the fair value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in capital.  Fractional share amounts are paid in cash with a reduction in retained earnings.

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

Recently Issued Accounting Standards: During 2006, the Company adopted the following accounting standards and guidance:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment.  See “Stock Compensation” above for further discussion of the effect of adopting this standard.

SAB 108:

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006.  SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement.  SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered.  Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108.  The adoption of SAB 108 had no effect on the Company’s financial statements for the year ending December 31, 2006.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140.  This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items.  The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006.  Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.  This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures.  This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings.  Management does not expect the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  The Company has not completed its evaluation of the impact of the adoption of this standard.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company has determined that the adoption of FIN 48 will not have a material effect on the financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue is effective for fiscal years beginning after December 15, 2007.  The Company has determined that the adoption of this EITF will not have a material effect on the financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.  It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will  be surrendered on an individual basis.  Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy.  This issue is effective for fiscal years beginning after December 15, 2006.  The Company does not believe the adoption of this issue will have a material impact on the financial statements.

NOTE 2 – BUSINESS COMBINATIONS

In March, 2006, the Company acquired 100% of the outstanding shares of Union Community Bancorp (“Union”).  Union operated a total of six offices in Montgomery, Fountain, Warren, and Tippecanoe Counties in Indiana through its wholly-owned subsidiary, Union Federal Bank and Trust Association.  As a result of this acquisition, the Company expects to expand its market share into west central Indiana, expand its customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale.

The aggregate purchase price was $55.2 million comprised of $26.0 million in cash and $29.2 million in stock issued.  The purchase price resulted in approximately $28.1 million in goodwill and $2.0 million in core deposit intangible.  The core deposit intangible asset is being amortized over 10 years, using an accelerated method.  Goodwill will not be amortized but will instead be evaluated periodically for impairment. As of the date of this report, the Company was in the process of obtaining third party valuations and completing fair value estimates for certain assets acquired and liabilities assumed, and the allocation of the purchase price is subject to refinement.

  The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

Cash	$16,745
Securities	2,974
Loans, net	213,481
Fixed Assets	4,429
Restricted Stock	3,799
Cash surrender value of life insurance	7,243
Goodwill	28,115
Core deposit intangible	1,987
Other assets	10,888
Total assets acquired	289,661
Deposits	(179,134)
FHLB advances	(52,117)
Other Liabilities	(3,253)
Total liabilities assumed	(234,504)
Net assets acquired	$55,157

In May, 2006, the Company acquired 100% of the outstanding shares of HFS Bank, F.S.B. (“HFS”).  HFS operated a total of six offices in Hobart, Portage, Griffith, and Crown Point, Indiana.  As a result of this acquisition, the Company expects to expand its market share into northwest Indiana, expand its customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale.

The aggregate purchase price was $36.5 million comprised of $17.7 million in cash and $18.8 million in stock issued.  The purchase price resulted in approximately $18.8 million in goodwill and $2.5 million in core deposit intangible.  The core deposit intangible asset is being amortized over 10 years, using an accelerated method.  Goodwill will not be amortized but will instead be evaluated periodically for impairment. As of the date of this report, the Company was in the process of obtaining third party valuations and completing fair value estimates for certain assets acquired and liabilities assumed, and the allocation of the purchase price is subject to refinement.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

Cash	$12,042
Securities	22,029
Loans, net	178,093
Fixed Assets	4,423
Restricted Stock	4,595
Cash surrender value of life insurance	2,408
Goodwill	18,843
Core deposit intangible	2,526
Other assets	3,679
Total assets acquired	248,638
Deposits	(141,579)
FHLB advances	(68,985)
Other Liabilities	(1,552)
Total liabilities assumed	(212,116)
Net assets acquired	$36,522

In June, 2006, the Company acquired 100% of the outstanding shares of Peoples Ohio Financial Corporation (“Peoples”).  Peoples operated a total of six offices in Montgomery and Miami Counties in Ohio.  As a result of this acquisition, the Company expects to expand its market share into western Ohio, expand its customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale.

The aggregate purchase price was $42.5 million comprised of $11.4 million in cash and $31.1 million in stock issued.  The purchase price resulted in approximately $18.5 million in goodwill and $3.3 million in core deposit intangible.  The core deposit intangible asset is being amortized over 10 years, using an accelerated method.  Goodwill will not be amortized but will instead be evaluated periodically for impairment. As of the date of this report, the Company was in the process of obtaining third party valuations and completing fair value estimates for certain assets acquired and liabilities assumed, and the allocation of the purchase price is subject to refinement.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

Cash	$6,268
Securities	3,968
Loans, net	178,467
Fixed Assets	3,620
Restricted Stock	5,974
Cash surrender value of life insurance	4,517
Goodwill	18,462
Core deposit intangible	3,272
Other assets	1,706
Total assets acquired	226,254
Deposits	(117,912)
FHLB advances	(62,500)
Other Liabilities	(3,304)
Total liabilities assumed	(183,716)
Net assets acquired	$42,538

In August, 2006, the Company purchased five branches from First Financial Bank.  These branches are located in Madison, Vevay, East Enterprise, and Liberty, Indiana.  As a result of this acquisition, the Company expects to further solidify its market share in southern Indiana, expand its customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale.

The purchase price of $4.8 million in cash resulted in approximately $3.5 million in goodwill and $1.1 in core deposit intangible.  The core deposit intangible asset is being amortized over 10 years, using an accelerated method.  Goodwill will not be amortized but will instead be evaluated periodically for impairment.  Goodwill and intangible assets will be deducted for tax purposes over 15 years using a straight line method.  As of the date of this report, the Company was in the process of obtaining third party valuations and completing fair value estimates for certain assets acquired and liabilities assumed, and the allocation of the purchase price is subject to refinement.

  The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

Cash	$875
Loans, net	28,178
Fixed Assets	689
Goodwill	3,530
Core deposit intangible	1,122
Other assets	153
Total assets acquired	34,547
Deposits	(51,375)
Other Liabilities	(178)
Total liabilities assumed	(51,553)
Net liabilities assumed	$(17,006)

The following table presents pro forma information for the periods ended December 31 as if the acquisitions had occurred at the beginning of 2006 and 2005. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates and is not intended to be a projection of future results.

	2006	2005
Net Interest Income	$75,869	$78,201
Net Income	23,470	21,130
Net Income per share — basic	1.25	1.12
Net Income per share — diluted	1.25	1.12

NOTE 3 – RESTRICTION ON CASH AND DUE FROM BANKS

The Banks are required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank which do not earn interest. The reserves required at December 31, 2006 and 2005 were $17,573 and $23,313, respectively.  The Company also had compensating balances of $4,499 and $3,382 at December 31, 2006 and 2005 respectively.

NOTE 4 - SECURITIES

The fair value of securities available for sale and related unrealized gains and losses recognized in accumulated other comprehensive income (loss) was as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
As of December 31, 2006
Available for Sale
Federal agencies	$90,285	$104	$(481)
State and municipal	122,343	1,752	(436)
Mortgage-backed securities	263,006	716	(4,127)
Equity and other securities	9,625	181	—
Total available for sale	$485,259	$2,753	$(5,044)

As of December 31, 2005
Available for Sale
Federal agencies	$77,196	$94	$(552)
State and municipal	112,785	995	(1,369)
Mortgage-backed securities	246,994	344	(5,211)
Equity and other securities	13,839	427	—
Total available for sale	$450,814	$1,860	$(7,132)

During the third quarter of 2005, management transferred all held to maturity securities to the available for sale category.  This redesignation resulted in the transfer of securities with an amortized cost of $3,005 and a fair value of $3,113 from held to maturity to available for sale.  This transfer resulted in an increase to shareholders’ equity of $70 as of September 30, 2005.  For the foreseeable future, newly acquired securities will not be classified as held to maturity.

Contractual maturities of securities at December 31, 2006 were as follows.  Securities not due at a single maturity or with no maturity at year end are shown separately.

Available for Sale
Fair Value
Within one year	$5,371
One through five years	90,775
Six through ten years	52,583
After ten years	63,899
Mortgage-backed	263,006
Equity and other	9,625
Total available for sale securities	$485,259

Gross proceeds from sales of securities available for sale during 2006, 2005 and 2004 were $26,075, $106,556, and $69,347. Gross gains of $166, $294, and $1,020 and gross losses of $21, $2,473, and $29 were realized on those sales in 2006, 2005 and 2004, respectively.  The tax benefit (provision) related to these net realized gains and losses was ($56), $796, and ($364) respectively.

Securities with a carrying value of $165,683 and $152,542 were pledged at December 31, 2006 and 2005 to secure certain deposits, repurchase agreements and for other purposes as permitted or required by law.

At year end 2006 and 2005, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Below is a summary of securities with unrealized losses as of year-end 2006 and 2005 presented by length of time the securities have been in a continuous unrealized loss position.

2006

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agencies	$33,918	$(94)	$27,203	$(387)	$61,121	$(481)
State and municipal	6,442	(32)	30,189	(404)	36,631	(436)
Mortgage-backed securities	49,859	(188)	154,855	(3,939)	204,714	(4,127)
Equity and other securities	—	—	—	—	—	—
Total temporarily impaired	$90,219	$(314)	$212,247	$(4,730)	$302,466	$(5,044)

2005

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agencies	$52,984	$(552)	$—	$—	$52,984	$(552)
State and municipal	45,073	(689)	20,782	(680)	65,855	(1,369)
Mortgage-backed securities	172,599	(4,082)	36,818	(1,129)	209,417	(5,211)
Equity and other securities	—	—	—	—	—	—
Total temporarily impaired	$270,656	$(5,323)	$57,600	$(1,809)	$328,256	$(7,132)

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

NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES

	December 31, 2006	December 31, 2005

Commercial and industrial loans	$173,557	$149,074
Agricultural production financing	25,588	23,871
Farm real estate	46,051	38,833
Commercial real estate	286,603	160,061
Hotel	42,681	47,939
Residential real estate	790,962	368,953
Construction and development	79,261	45,783
Consumer	129,681	123,481
Total loans	1,574,384	957,995
Allowance for loan losses	(12,792)	(10,441)
Net loans	$1,561,592	$947,554

Activity in the allowance for loan losses was as follows:

December 31	2006	2005	2004

Allowance for loan losses
Balances, January 1	$10,441	$11,698	$11,509
Addition resulting from acquisitions	3,895	1,002	1,775
Provision for losses	1,819	1,040	600
Recoveries on loans	536	284	346
Loans charged off	(3,899)	(3,583)	(2,532)
Balances, December 31	$12,792	$10,441	$11,698

Impaired loans were as follows:

December 31	2006	2005	2004

Impaired loans with an allowance allocated	$6,608	$5,888	$8,908
Impaired loans with no allocated allowances	15,359	4,239	—
Total impaired loans	$21,967	$10,127	$8,908
Allowance allocated for impaired loans	$1,613	$1,615	$1,578
Average balance of impaired loans during the year	$17,934	$13,431	$6,758
Interest income recognized on impaired loans	—	—	—
Cash basis interest included above	—	—	—

Nonperforming loans were as follows:

December 31	2006	2005
Loans past due 90 days or more still on accrual	$1,460	$233
Nonaccrual loans	16,021	9,984
	$17,481	$10,217

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Purchased Loans subject to SOP 03-3

The Company has purchased loans in 2006, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows as of December 31, 2006:

2006
Commercial real estate	$7,747
Construction	1,452
Mortgage	527
Consumer	269
Outstanding balance	9,995
Carrying amount	$8,907

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during 2006.  These loans were considered impaired at December 31, 2006 and no accretable yield was assigned at the date of acquisition.

Purchased loans for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

2006
Contractually required payments receivable of loans
purchased during the year:
Commercial real estate	$8,903
Construction	1,454
Mortgage loans	1,626
Consumer	296
Total	12,279

Cash flows expected to be collected at acquisition	11,554
Basis in acquired loans at acquisition	11,554

NOTE 6 - PREMISES AND EQUIPMENT

December 31	2006	2005

Land	$7,847	$4,762
Buildings	36,082	27,314
Furniture and equipment	28,203	25,260
Total cost	72,132	57,336
Accumulated depreciation	(31,762)	(29,473)
Net	$40,370	$27,863

Depreciation expense was $3,869, $3,087, and $2,962 in 2006, 2005 and 2004.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in carrying amount of goodwill is as follows:

	2006	2005
Beginning of year	$51,301	$40,642
Goodwill from acquisitions	69,308	11,990
Goodwill reduced from disposal of business	—	(1,331)
End of year	$120,609	$51,301

Acquired Intangible Assets

	2006	2005
Core deposit intangibles	$25,002	$16,096
Accumulated amortization	(9,058)	(6,822)
Core deposit intangibles, net	$15,944	$9,274

Aggregate amortization expense was $2,236, $1,306, and $1,059 for 2006, 2005, and 2004.

Estimated amortization expense for each of the next five years follows:

2007	$2,666
2008	2,521
2009	1,924
2010	1,786
2011	1,670

NOTE 8 - DEPOSITS

	December 31 2006	December 31, 2005
Non-interest-bearing demand	$193,513	$161,568
Interest-bearing demand	466,212	330,592
Savings	335,405	321,661
Certificates of deposit of $100 or more	285,262	173,656
Other certificates and time deposits	579,297	365,220
Total deposits	$1,859,689	$1,352,697

Certificates and other time deposits mature as follows:

2007	$670,933
2008	107,666
2009	47,819
2010	22,725
2011	8,590
Thereafter	6,826
Total	864,559

NOTE 9 – OTHER BORROWINGS

December 31	2006	2005
Other borrowings consisted of the following at year-end:
Securities sold under repurchase agreements	$29,306	$26,516
Line of credit	13,000	—
Total short-term borrowings	$42,306	$26,516

Securities sold under repurchase agreements (“agreements”) consist of obligations secured by Federal agency securities, and a safekeeping agent holds such collateral.  The maximum amount of outstanding repurchase agreements at any month-end during 2006, 2005, and 2004 totaled $36,212, $28,581, and $28,782.  The daily average of such agreements during 2006, 2005, and 2004 totaled $23,200, $21,661, and $22,166.   The weighted average rate was 3.31%, 2.36%, and 1.34% at December 31, 2006, 2005, and 2004 while the weighted average rate during 2006, 2005, and 2004 was approximately 3.22%, 1.98%, and 0.96% respectively.  The majority of the agreements at December 31, 2006 mature within 30 days.

The Company has a revolving credit facility for $30,000 as a standby for funding needs which matures September 30, 2009.   The interest rate is 120 basis points above the 3-month LIBOR rate which resulted in a rate of 6.55% at year-end 2006.   There was a balance of $13,000 as of December 31, 2006.  The line is secured by the stock of MainSource Bank.  The line of credit agreement contains various financial and non-financial covenants.  The Company was either in compliance or received a waiver for these covenants at December 31, 2006.

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank (“FHLB”) advances at year end were:

	2006	2005
Maturities February 2007 through May 2022, primarily fixed rates from 2.4% to 6.5%, averaging 4.8%	$208,443	$—

Maturities March 2006 through August 2012, primarily fixed rates from 2.4% to 6.3%, averaging 4.4%	—	41,547
	$208,443	$41,547

The majority of the FHLB advances are secured by first mortgage loans totaling approximately 150% of the advance under a blanket security agreement.   The advances are subject to restrictions or penalties in the event of prepayment.

Maturities over the next five years are:

2007	$40,653
2008	29,252
2009	10,221
2010	72,530
2011	19,678
Thereafter	36,109

NOTE 11 – SUBORDINATED DEBENTURES

The Company formed four separate trusts in 2002, 2003, and 2006 that issued floating rate trust preferred securities as part of pooled offerings. The Company issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole asset of the trusts. In accordance with FASB Interpretation No. 46, the trusts are not consolidated with the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Other than the items detailed below, the terms of the subordinated debentures are generally the same. Interest payments are payable quarterly in arrears and the Company has the option to defer interest payments from time to time for a period not to exceed 20 consecutive quarters. The subordinated debentures mature in 30 years from issuance and can be called anytime after five years at par. The following table summarizes the other terms of each issuance.

	Issuance	Amount	Variable Rate	Rate as of 12/31/06	Maturity
Trust 1	2002	$8,248	LIBOR +3.25%	8.62%	2032
Trust 2	2003	14,433	LIBOR +3.25%	8.61%	2033
Trust 3	2003	7,217	LIBOR +3.15%	8.51%	2033
Trust 4	2006	11,341	LIBOR +1.63%	6.99%	2036

During 2003, the Company entered into an interest rate swap and cap to mitigate overall risk to changes in interest rates. Both the interest rate swap and the cap had a 60 month term and a notional principal amount of $14,000. The notional amount of the interest rate swaps do not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amounts and other terms of the contract. The interest rate swap and cap were designated as cash flow hedges against a portion of the subordinated debentures. As such, the aggregate fair value of the swaps were recorded as other assets or other liabilities with changes in the fair value recorded in other comprehensive income and no amount of ineffectiveness was included in net income. Under the interest rate swap agreement, the Company made fixed rate payments at 6.65%, and received variable payments based on LIBOR. Net settlement expense or benefit was included in interest expense. The interest rate cap required the counter-party to pay the Company the excess of 3 month LIBOR over 12%. The total fair value for the interest rate swap and cap was $426 at December 31, 2005 and was included in other assets. The interest rate swap and cap were settled during 2006 resulting in a payment to the Company of $483.

NOTE 12 – LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated balance sheets. Loan servicing fee income was $1,383, $1,318, and $1,532 for 2006, 2005, and 2004. The unpaid principal balances of loans serviced for others totaled $521,908 and $509,211 at December 31, 2006 and 2005. Mortgage servicing rights are included in other assets on the consolidated balance sheets. The fair value of capitalized mortgage servicing assets is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates. No valuation allowance was necessary during 2006 or 2005. The fair market value of capitalized mortgage servicing rights was estimated at $6,419 and $4,861 at year end 2006 and 2005.

	2006	2005

Mortgage servicing assets
Balances, January 1	$3,158	$2,888
Servicing assets capitalized/acquired	852	828
Amortization of servicing assets	(519)	(558)
Balance, December 31	$3,491	$3,158

NOTE 13 – INCOME TAX

Income tax expense (benefit) was as follows:

Year Ended December 31	2006	2005	2004

Income tax expense
Currently payable	$4,706	$2,972	$4,154
Deferred	2,049	1,561	1,877
Change in valuation reserve	850	639	242
Total income tax expense	$7,605	$5,172	$6,273

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

Federal statutory income tax rate	35%	35%	35%
Federal statutory income tax	$10,446	$7,477	$8,073
Tax exempt interest	(1,922)	(1,612)	(1,231)
Effect of state income taxes	96	25	63
Non-deductible expenses	53	36	50
Tax exempt income on life insurance	(439)	(472)	(356)
Low income housing credits	(377)	(132)	(132)
Other	(252)	(150)	(194)
Income tax expense	$7,605	$5,172	$6,273

The components of the net deferred tax asset (liability) are as follows:

December 31	2006	2005
Assets
Allowance for loan losses	$4,477	$3,653
Net operating loss carryforward	1,731	881
Deferred compensation	425	435
Fair value adjustments on assets acquired	3,536	336
Accrued expenses	250	343
Unrealized loss on securities AFS	827	1,845
Other	384	136
Total assets	$11,630	$7,629

Liabilities
Accretion on securities	(135)	(56)
Depreciation	(1,694)	(1,228)
Intangibles	(3,673)	(3,004)
Mortgage servicing rights	(1,239)	(1,105)
Deferred loan fees/costs	(570)	(285)
FHLB stock dividends	(1,622)	(336)
Net unrealized appreciation on interest rate swap	—	(149)
Other	(1,165)	(1,224)
Total liabilities	$(10,098)	$(7,387)
Less: Valuation allowance	$(1,731)	$(881)
Net deferred tax asset(liability)	$(199)	$(639)

The Company has a state operating loss carryforward of $20,364, which begins to expire in 2019. The Company maintains a valuation allowance as it does not anticipate generating taxable income in Indiana to utilize this carryforward prior to expiration.

Retained earnings of certain subsidiary banks include approximately $10,977 for which no deferred income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of “bank” status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for MainSource at December 31, 2006 was approximately $3,842.

NOTE 14 – OTHER COMPREHENSIVE INCOME

Year Ended December 31, 2006	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount

Unrealized holding gains on available for sale securities	$3,126	$(1,112)	$2,014
Change in fair value of interest rate swap and cap	57	(23)	34
Less: reclassification adjustment for gains realized in net income	628	(249)	379
Other comprehensive income	$2,555	$(886)	$1,669

Year Ended December 31, 2005	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount

Unrealized holding losses on available for sale securities	$(7,626)	$2,788	$(4,838)
Change in fair value of interest rate swap and cap	374	(149)	225
Less: reclassification adjustment for losses realized in net income	(2,179)	796	(1,383)
Other comprehensive loss	$(5,073)	$1,843	$(3,230)

Year Ended December 31, 2004	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount

Unrealized holding losses on available for sale securities	$(1,019)	$380	$(639)
Change in fair value of interest rate swap and cap	247	(99)	148
Less: reclassification adjustment for gains realized in net income	991	(364)	627
Other comprehensive loss	$(1,763)	$645	$(1,118)

NOTE 15 – COMMITMENTS

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

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2006	2005
Commitments to extend credit	$331,000	$222,373
Commercial letters of credit	20,591	14,404

Commitments are predominantly short-term and variable in rate.

NOTE 16 – STOCK DIVIDENDS AND SPLITS

On December 21, 2006, the Company announced a 5% stock dividend to be paid on January 16, 2007 to shareholders of record as of December 31, 2006. The stock dividend was recorded in 2006, and all share and per share amounts have been retroactively adjusted for all prior years to reflect this stock dividend.

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

NOTE 17 – DIVIDENDS

Without prior approval, the Banks are restricted by state and federal regulations as to the maximum amount of dividends they can pay to the holding company in any calendar year. The Banks may dividend their retained net profits (as defined) for that year and the two preceding years. From time to time, the holding company may seek the approval of the appropriate regulatory authorities to allow the banks to pay additional dividends to the holding company in excess of the aforementioned amount. At December 31, 2006, total shareholders’ equity of the Banks was $297,529 of which $296,628 was restricted or limited from dividend distribution to the holding company.

NOTE 18 – DIVIDEND REINVESTMENT PLAN

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

NOTE 19 - REGULATORY CAPITAL

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on operations. At December 31, 2006 and 2005, the most recent regulatory notifications categorized the banks as well capitalized under the regulatory framework for prompt corrective actions. There are no conditions or events since that notification that management believes have changed the institutions’ category.

Actual and required capital amounts and ratios are presented below.

			Required for		To Be Well
	Actual		Adequate Capital		Capitalized
December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$170,950	11.2%	$122,400	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	158,158	10.3	61,200	4.0	N/A	N/A
Tier 1 capital (to average assets)	158,158	7.0	90,130	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	$110,786	11.2%	$78,874	8.0%	$98,593	10.0%
Tier 1 capital (to risk-weighted assets)	102,770	10.4	39,437	4.0	59,156	6.0
Tier 1 capital (to average assets)	102,770	7.2	57,200	4.0	71,500	5.0

MainSource Bank of Illinois
Total capital (to risk-weighted assets)	$13,998	12.9%	$8,656	8.0%	$10,820	10.0%
Tier 1 capital (to risk-weighted assets)	13,090	12.1	4,328	4.0	6,492	6.0
Tier 1 capital (to average assets)	13,090	7.3	7,151	4.0	8,939	5.0

MainSource Bank - Crawfordsville
Total capital (to risk-weighted assets)	$17,170	10.3%	$13,325	8.0%	$16,656	10.0%
Tier 1 capital (to risk-weighted assets)	15,551	9.3	6,662	4.0	9,993	6.0
Tier 1 capital (to average assets)	15,551	6.4	9,689	4.0	12,111	5.0

MainSource Bank - Hobart
Total capital (to risk-weighted assets)	$17,578	13.5%	$10,400	8.0%	$13,001	10.0%
Tier 1 capital (to risk-weighted assets)	16,208	12.5	5,200	4.0	7,800	6.0
Tier 1 capital (to average assets)	16,208	7.6	8,525	4.0	10,657	5.0

MainSource Bank - Ohio
Total capital (to risk-weighted assets)	$17,479	13.0%	$10,745	8.0%	$13,431	10.0%
Tier 1 capital (to risk-weighted assets)	16,019	11.9	5,372	4.0	8,059	6.0
Tier 1 capital (to average assets)	16,019	7.9	8,071	4.0	10,089	5.0

	Actual		Required for Adequate Capital		To Be Well Capitalized
December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$143,068	13.5%	$84,537	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	132,627	12.6	42,268	4.0	N/A	N/A
Tier 1 capital (to average assets)	132,627	8.4	63,284	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	$112,673	12.0%	$75,301	8.0%	$94,126	10.0%
Tier 1 capital (to risk-weighted assets)	102,969	10.9	37,650	4.0	56,475	6.0
Tier 1 capital (to average assets)	102,969	7.5	55,194	4.0	68,993	5.0

MainSource Bank of Illinois
Total capital (to risk-weighted assets)	$13,166	12.3%	$8,596	8.0%	$10,745	10.0%
Tier 1 capital (to risk-weighted assets)	12,429	11.6	4,298	4.0	6,447	6.0
Tier 1 capital (to average assets)	12,429	6.8	7,370	4.0	9,212	5.0

NOTE 20 – EMPLOYEE BENEFIT PLANS

The Company has a defined-contribution retirement plan in which substantially all employees may participate. The Company matches a portion of employees’ contributions and makes additional contributions based on employee compensation and the overall profitability of the Company. Expense was $1,293 in 2006, $1,309 in 2005, and $1,621 in 2004.

The Company acquired a defined benefit retirement plan upon purchase of Peoples. Per the merger agreement, the plan was curtailed prior to the merger and an application was filed with the IRS to settle this plan. The Company expects to settle this plan in the first half of 2007. Plan assets of $1.1 million are invested in a money market fund in a trust and the projected termination liability is $1.6 million. The Company has a $0.5 million liability included in other liabilities on the balance sheet.

NOTE 21 - RELATED PARTY TRANSACTIONS

The Company has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2006	$10,808
Changes in composition of related parties	6,845
New loans, including renewals and advances	10,856
Payments, including renewals	(10,067)
Balances, December 31, 2006	$18,442

Deposits from related parties held by the Company at December 31, 2006 and 2005 totaled $8,288 and $2,847.

NOTE 22 - STOCK OPTION PLANS

Options to buy stock were granted to directors and officers of the Company under the Company’s Stock Option Plan (the “Plan”), which was adopted in 2003 and provides for the issue of up to 607,754 options. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The maximum option term is ten years, and option awards have vesting periods ranging from immediate vesting for directors of the Company to four years for management awards. The Company has a policy of using shares held in treasury stock to satisfy share option exercises. Currently, the Company has a sufficient number of treasury shares to satisfy expected share option exercises.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. Employee and management options are tracked separately. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

As part of the merger agreement with Peoples Ohio Financial Corp, certain options of Peoples were converted into options of MainSource at the same conversion ratio as the shares were exchanged. All options were fully vested prior to merger.

The fair value of options granted was determined using the following weighted average assumptions as of grant date.

	2006	2005	2004
Risk-free interest rate	4.56%	4.08%	3.48%
Expected term (years)	6.82	6.83	6.69
Expected stock price volatility	21.11%	21.64%	20.34%
Dividend yield	2.78%	2.50%	2.75%

A summary of the activity in the stock option plan for 2006 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options (restated for stock dividends and splits)	Shares	Price	Term (years)	Value
Outstanding, beginning of year	182,601	$18.77
Granted	41,475	18.01
Additions related to acquisition	91,803	12.99
Exercised	(33,239)	7.41
Forfeited or expired	(19,295)	20.66
Outstanding at end of year	263,345	$17.93	6.9	352
Exercisable at year end	228,806	$17.92	6.5	352

Information related to the stock option plan during each year follows:

	2006	2005	2004
Intrinsic value of options exercised	$314	$17	$14
Cash received from option exercises	246	43	23
Tax benefit realized from option exercises	—	5	5
Weighted average (per share) fair value of options granted	3.97	4.58	4.01

As of December 31, 2006, there was $143 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.7 years.

NOTE 23 - EARNINGS PER SHARE

Earnings per share were computed as follows:

	Net Income	Weighted Average Shares	Per Share Amount
Year Ended December 31, 2006
Basic Earnings Per Share
Net income available to common shareholders	$22,241	17,174,478	$1.30
Effect of dilutive stock options		13,763

Diluted Earnings Per Share
Net income available to common shareholders and assumed conversions	$22,241	17,188,241	$1.29

Year Ended December 31, 2005
Basic Earnings Per Share
Net income available to common shareholders	$16,192	13,177,462	$1.23
Effect of dilutive stock options		14,171

Diluted Earnings Per Share
Net income available to common shareholders and assumed conversions	$16,192	13,191,633	$1.23

Year Ended December 31, 2004
Basic Earnings Per Share
Net income available to common shareholders	$16,793	11,923,448	$1.41
Effect of dilutive stock options		17,145

Diluted Earnings Per Share
Net income available to common shareholders and assumed conversions	$16,793	11,940,593	$1.41

Stock options for 182,995, 129,964, and 64,496 shares of common stock were not considered in computing diluted earnings per common share for 2006, 2005 and 2004 because they were antidilutive.

NOTE 24 - FAIR VALUES OF FINANCIAL INSTRUMENTS

	2006		2005
December 31	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$104,155	$104,155	$86,205	$86,205
Interest-bearing time deposits	116	116	210	210
Securities available for sale	485,259	485,259	450,814	450,814
Loans including loans held for sale, net	1,563,754	1,582,951	950,120	948,150
Restricted stock	22,947	22,947	10,940	10,940
Interest receivable	12,364	12,364	8,400	8,400
Interest rate swap and cap	—	—	426	426

Liabilities
Deposits	(1,859,689)	(1,801,452)	(1,352,697)	(1,340,150)
Borrowings
Other	(42,306)	(42,306)	(26,516)	(26,516)
FHLB advances	(208,443)	(200,609)	(41,547)	(40,951)
Interest payable	(8,032)	(8,032)	(3,373)	(3,373)
Subordinated debentures	(41,239)	(41,473)	(29,898)	(31,090)

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value of cash and cash equivalents, interest-bearing time deposits, restricted stock, accrued interest receivable and payable, demand and all other transactional deposits, short-term borrowings, variable rate notes payable, and variable rate loans or deposits that reprice frequently and fully.   Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values.  Fair value of loans held for sale is based on market quotes.  Fair value of FHLB advances and subordinated debentures is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements, and are not considered significant.  The fair value of interest rate swaps is based on market prices or dealer quotes.

NOTE 25 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	Earnings per Share
	Income	Income	Income	Basic	Fully Diluted
2006
First quarter	$22,655	$14,234	$4,786	$.33	$.33
Second quarter	28,582	16,408	5,482.33		.33
Third quarter	34,431	18,825	5,934.32		.31
Fourth quarter	35,063	18,801	6,039.32		.32

2005
First quarter	$18,693	$12,705	$3,790	$0.31	$0.31
Second quarter	19,533	13,185	4,326	0.35	0.35
Third quarter	20,598	13,629	4,532	0.32	0.32
Fourth quarter	21,651	14,129	3,544	0.25	0.25

NOTE 26 - PARENT ONLY CONDENSED FINANCIAL STATEMENTS

Parent Only Condensed Balance Sheets

December 31	2006	2005
Assets
Cash and cash equivalents	$1,666	$9,457
Securities available for sale	1,106	3,111
Investment in subsidiaries	300,626	174,471
Other assets	6,620	5,713
Total assets	$310,018	$192,752

Liabilities
Subordinated debentures	$41,239	$29,898
Other borrowings	13,000	—
Other liabilities	2,532	1,785
Total liabilities	56,771	31,683
Shareholders’ equity	253,247	161,069
Total liabilities and shareholders’ equity	$310,018	$192,752

Parent Only Condensed Statements of Income

Year Ended December 31	2006	2005	2004
Income
Dividends from subsidiaries	$37,785	$27,797	$17,850
Fees from subsidiaries	10,811	10,345	9,197
Other Income	959	132	95
Total income	49,555	38,274	27,142
Expenses
Interest expense	3,150	2,192	1,993
Salaries and benefits	6,601	6,115	5,280
Professional fees	934	932	689
Other expenses	6,696	5,805	4,962
Total expenses	17,381	15,044	12,924
Income before income taxes and equity in undistributed income of subsidiaries	32,174	23,230	14,218
Income tax expense (benefit)	(2,441)	(1,980)	(1,588)
Income before equity in undistributed income of subsidiaries	34,615	25,210	15,806
Equity in undistributed income of subsidiaries	(12,374)	(9,018)	987
Net income	$22,241	$16,192	$16,793

Condensed Statements of Cash Flows Parent Only

Year Ended December 31	2006	2005	2004
Operating Activities
Net income	$22,241	$16,192	$16,793
Undistributed income of subsidiaries	12,374	9,018	(987)
Changes in other assets and liabilities	1,961	1,172	183
Net cash provided by operating activities	36,576	26,382	15,989

Investing Activities
Capital contributed to subsidiary	(6,408)	(735)	(1,300)
Cash paid for acquisitions	(51,873)	(30,267)	(4,662)
Purchases of equipment	(1,184)	(1,777)	(948)
Proceeds from sales of securities available for sale	2,112	—	165
Purchase of securities available for sale	(26)	—	(2,096)
Net cash used by investing activities	(57,379)	(32,779)	(8,841)

Financing Activities
Payments on note payable	—	(9,100)	(3,400)
Proceeds from issuance of subordinated debentures	11,000	—	—
Net change in other borrowings	13,000	(3,000)	3,000
Purchase of treasury shares	(2,290)	(27)	(1,312)
Proceeds from exercise of stock options	246	48	28
Proceeds from stock issuance	—	32,660	—
Cash dividends and fractional shares	(8,944)	(6,514)	(5,421)
Net cash provided (used) by financing activities	13,012	14,067	(7,105)
Net change in cash and cash equivalents	(7,791)	7,670	43
Cash and cash equivalents, beginning of year	9,457	1,787	1,744
Cash and cash equivalents, end of year	$1,666	$9,457	$1,787

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with its audits for the three most recent fiscal years ended December 31, 2006, there have been no disagreements with the Company’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

Management’s Report on Internal Control Over Financial Reporting

MainSource Financial Group, Inc. (the “Corporation”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report.  The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

We, as management of MainSource Financial Group Inc., are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with Untied States generally accepted accounting principles.  The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits and other management testing. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2006, in relation to criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment excluded internal control over financial reporting for MainSource Bank — Crawfordsville (MSB-C), MainSource Bank — Hobart (MSB-H), and MainSource Bank — Ohio (MSB-OH) as allowed by the SEC for current year acquisitions.  MSB-C was acquired on March 17, 2006 and represented 11.1% of assets at December 31, 2006 and 7.2% of net income for 2006; MSB-H was acquired on May 24, 2006 and represented 9.6% of assets at December 31, 2006 and 6.6% of net income for 2006; and MSB-OH was acquired on June 16, 2006 and represented 9.2% of assets at December 31, 2006 and 5.5% of net income for 2006. Based on this assessment, management concludes that as of December 31, 2006, its system of internal controls over financial reporting is effective and meets the criteria of the “Internal Control—Integrated Framework”.    Crowe Chizek and Company LLC, independent registered public accounting firm, has issued an attestation report dated March 6, 2007 on management’s assessment of the Corporation’s internal control over financial reporting.

James L. Saner, Sr.

President and Chief Executive Officer

James M. Anderson

Senior Vice President and Chief Financial Officer

Report Of Independent Registered Public Accounting Firm On Internal Controls

Crowe Chizek and Company LLC Member Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROLS

We have audited management's assessment, included in the accompanying Report on Management’s Report on Internal Control Over Financial Reporting, that  MainSource Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   MainSource Financial Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

As permitted, the Company excluded the three financial institutions acquired during 2006 (Union Community Bancorp, HFS Bank, F.S.B., and Peoples Ohio Financial Corporation) from the scope of management’s report on internal control over financial reporting.  As such, these entities have also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, management's assessment that MainSource Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Also in our opinion, MainSource Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 of MainSource Financial Group, Inc. and our report dated March 6, 2007 expressed an unqualified opinion.

                                                                                                      Crowe Chizek and Company LLC

Louisville, Kentucky

March 6, 2007

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

4.10                         Form of Amended and Restated Declaration of Trust dated as of October 13, 2006, of MainSource Statutory Trust  IV, among MainSource Financial Group, Inc. as sponsor, Wells Fargo Delaware Trust Company as Delaware trustee and Wells Fargo Bank, National Association, as institutional trustee (incorporated by reference to Exhibit 10.1 to the periodic report on Form 8-K of the registrant filed October 17, 2006 with the Commission (Commission File No. 0-12422)).

4.11                         Form of Indenture dated as of October 13, 2006, between MainSource Financial Group, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.2 to the periodic report on Form 8-K of the registrant filed October 17, 2006 with the Commission (Commission File No. 0-12422)).

4.12                         Form of Guarantee Agreement dated as of October 13, 2006, between MainSource Financial Group, Inc., as guarantor, and Wells Fargo Bank, National Association, as guarantee trustee (incorporated by reference to Exhibit 10.3 to the periodic report on Form 8-K of the registrant filed October 17, 2006 with the Commission (Commission File No. 0-12422)).

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

10.4                         Form of Executive Severance Agreement dated January 16, 2001 between the Registrant and James L. Saner, Sr. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2000 filed March 30, 2001 with the Commission (Commission File No. 0-12422)).*

10.5                         Form of Executive Severance Agreement dated January 16, 2001 between the Registrant and John C. Parker (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2002 filed March 28, 2003 with the Commission (Commission File No. 0-12422)).*

10.6                           Form of Executive Severance Agreement dated January 16, 2001 between Registrant and Daryl R. Tressler.*

10.7                           Form of Change-In-Control Agreement dated February 20, 2007 to be effective January 1, 2006, between Registrant and James M. Anderson.*

10.8                         Form of Indemnification Agreement for Directors and Certain Officers of Registrant (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed February 24, 2005 with the Commission (Commission File No. 0-12422)).

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

(c) Schedules

None required

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 12th day of March, 2007.

MAINSOURCE FINANCIAL GROUP, INC.

/s/ James L. Saner, Sr.
James L. Saner, Sr., President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities with the Company and on the dates indicated.

Signature	Capacity	Date

/s/ William G. Barron
William G. Barron	Director	March 12, 2007

/s/ Brian J. Crall
Brian J. Crall	Director	March 12, 2007

/s/ Douglas I. Kunkel
Douglas I. Kunkel	Director	March 12, 2007

/s/ Philip A. Frantz
Philip A. Frantz	Director	March 12, 2007

/s/ Rick S. Hartman
Rick S. Hartman	Director	March 12, 2007

/s/ D.J. Hines
D.J. Hines	Director	March 12, 2007

/s/ Robert E. Hoptry
Robert E. Hoptry	Director	March 12, 2007
Chairman of the Board

/s/ James M. Anderson
James M. Anderson	Senior Vice President & Chief Financial Officer	March 12, 2007

/s/ James L. Saner, Sr.
James L. Saner, Sr.	Director	March 12, 2007
President & Chief Executive Officer