Form 10-Q
period 2007-03-31
MAINSOURCE FINANCIAL GROUP
filed 2007-05-10
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2007

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

As of May 10, 2007 there were outstanding 18,726,532 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

Item 1. Financial Statements

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

(Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Cash and due from banks	$73,060	$90,546
Money market and federal funds sold	18,257	13,609
Cash and cash equivalents	91,317	104,155
Interest bearing time deposits	116	116
Investment securities available for sale	489,690	485,259
Loans held for sale	1,630	2,162
Loans, net of allowance for loan losses of $13,119 and $12,792	1,553,186	1,561,592
Restricted stock, at cost	22,947	22,947
Premises and equipment, net	38,672	40,370
Goodwill	121,694	120,609
Purchased intangible assets	15,277	15,944
Cash surrender value of life insurance	40,253	39,885
Interest receivable and other assets	35,299	36,734
Total assets	$2,410,081	$2,429,773

Liabilities
Deposits
Noninterest bearing	$192,131	$193,513
Interest bearing	1,632,989	1,666,176
Total deposits	1,825,120	1,859,689
Other borrowings	50,727	42,306
Federal Home Loan Bank (FHLB) advances	210,550	208,443
Subordinated debentures	41,239	41,239
Other liabilities	26,573	24,849
Total liabilities	2,154,209	2,176,526

Shareholders’ equity
Preferred stock, no par value Authorized shares - 400,000 Issued and outstanding shares - none	—	—
Common stock $.50 stated value, no par value:
Authorized shares - 25,000,000 Issued shares – 19,151,759 and 18,240,772 Outstanding shares – 18,726,532 and 17,859,603	9,594	9,139
Treasury stock – 425,227 and 381,169, at cost	(6,977)	(6,586)
Common stock to be distributed for stock dividend, 0 and 912,038 shares	—	456
Additional paid-in capital	196,811	196,788
Retained earnings	57,387	54,914
Accumulated other comprehensive loss	(943)	(1,464)
Total shareholders’ equity	255,872	253,247
Total liabilities and shareholders’ equity	$2,410,081	$2,429,773

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollar amounts in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2007	2006

Interest income
Loans, including fees	$28,863	$17,145
Investment securities	6,042	5,386
Other interest income	195	124
Total interest income	35,100	22,655
Interest expense
Deposits	12,632	6,652
Federal Home Loan Bank advances	2,518	888
Subordinated debentures	819	522
Other borrowings	524	359
Total interest expense	16,493	8,421
Net interest income	18,607	14,234
Provision for loan losses	696	360
Net interest income after provision for loan losses	17,911	13,874
Non-interest income
Insurance commissions	419	420
Mortgage banking	615	580
Trust and investment product fees	368	293
Service charges on deposit accounts	2,670	1,851
Net realized gains on securities	39	61
Increase in cash surrender value of life insurance	355	227
Interchange income	741	497
Other income	884	970
Total non-interest income	6,091	4,899
Non-interest expense
Salaries and employee benefits	9,689	7,405
Net occupancy expenses	1,426	1,058
Equipment expenses	1,458	1,134
Intangibles amortization	666	421
Telecommunications	492	447
Stationery printing and supplies	383	235
Other expenses	2,756	1,701
Total non-interest expense	16,870	12,401
Income before income tax	7,132	6,372
Income tax expense	1,717	1,586
Net income	$5,415	$4,786

Comprehensive income	$5,936	$3,232

Cash dividends declared per share	$0.135	$0.129

Net income per share - basic and diluted	$0.29	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollar amounts in thousands)

(Unaudited)

	Three months ended
	March 31,
	2007	2006
Operating Activities
Net income	$5,415	$4,786
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	696	360
Depreciation and amortization	1,052	813
Securities amortization, net	(186)	(25)
Stock based compensation expense	40	23
Amortization of core deposit intangibles	666	421
Increase in cash surrender value of life insurance policies	(355)	(227)
Investment securities (gains)	(39)	(61)
Change in loans held for sale	532	2,042
Change in other assets and liabilities	2,797	(9,684)
Net cash provided (used) by operating activities	10,618	(1,552)

Investing Activities
Net change in short-term investments	—	210
Purchases of securities available for sale	(32,051)	(34,145)
Proceeds from maturities and payments on securities available for sale	13,075	16,606
Proceeds from sales of securities available for sale	15,576	4,946
Loan originations and payments, net	7,710	5,968
Purchases of premises and equipment	(785)	(646)
Cash paid for bank acquisitions, net	—	(9,138)
Net cash provided (used) by investing activities	3,525	(16,199)

Financing Activities
Net change in deposits	(34,569)	(66,351)
Net change in short-term borrowings	8,421	17,069
Proceeds from FHLB advances	20,000	60,000
Repayment of FHLB advances	(17,893)	(20,216)
Purchase of treasury shares	(391)	—
Cash dividends and fractional stock dividends	(2,549)	(1,819)
Net cash provided (used) by financing activities	(26,981)	(11,317)
Net change in cash and cash equivalents	(12,838)	(29,068)
Cash and cash equivalents, beginning of year	104,155	86,205
Cash and cash equivalents, end of period	$91,317	$57,137

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION (Dollar amounts in thousands except per share data)

The significant accounting policies followed by MainSource Financial Group, Inc. (“Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared according to accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. The interim statements do not include all information and footnotes normally included in the annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature. Some items in prior period financial statements were reclassified to conform to current presentation.  It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007 and recognized a cumulative effect adjustment of $411 as a reduction to the balance of retained earnings, and an increase in liabilities of $411.   The amount of unrecognized tax benefits as of January 1, 2007 totaled $911, all of which would increase income from continuing operations, and thus impact the Company’s effective tax rate, if ultimately recognized into income.  Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax expense accounts.  As of January 1, 2007, $75 in interest and penalties had been accrued.

The Company and its corporate subsidiaries file a consolidated U.S. federal income tax return and combined Indiana and Illinois income tax returns.  These returns are subject to examination by taxing authorities for all years after 2002. We are currently under audit by the Indiana Department of Revenue for the 2004 and 2005 tax years.  The anticipated effect on unrecognized tax benefits resulting from this audit cannot be determined at this time.

Additionally, the Company anticipates that the statute of limitations will close during 2007 on a tax position taken in the federal income tax return.  Should this statute close on the position as taken in the return, the Company will recognize previously unrecognized tax benefits, which will reduce income tax expense.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance).  This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.  It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis.  Lastly, the Issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy.  EITF 06-5 became effective for the Company on January 1, 2007 and had no impact on the financial statements.

In February 2007, the FASB issued Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard is effective for the Company on January 1, 2008.  The Company does not expect the adoption of SFAS No. 159 to have a material impact on the financial statements.

NOTE 2 - STOCK PLANS AND STOCK BASED COMPENSATION

Options to buy stock were granted to directors and officers of the Company under the Company’s Stock Option Plan, which was adopted in 2003 and provides for the issuance of up to 607,754 options, of which 274,836 were available for granting at March 31, 2007.  All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted.  The maximum option term is ten years, and options vest immediately for the directors’ grant and over four years for the officers’ grant.  It is the Company’s intent that shares issued under the above mentioned plan will come from treasury shares.

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

The following table summarizes stock option activity:

	Three Months Ended March 31, 2007
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	263,345	$17.93
Granted	75,055	17.01
Exercised	—	—
Forfeited or expired	—	—
Outstanding, quarter end	338,400	$17.73
Options exercisable at quarter end	235,806	$17.89

The following table details stock options outstanding:

(dollars in thousands)	March 31, 2007	December 31, 2006
Stock options vested and currently exercisable:
Number	235,806	228,806
Weighted average exercise price	$17.89	$17.92
Aggregate intrinsic value	325	325
Weighted average remaining life (in years)	6.6	6.5

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $40 in stock compensation expense during the three months ended March 31, 2007 to salaries and employee benefits.  There were 75,055 options granted in the first quarter of 2007.  In order to calculate the fair value of this option grant, the following weighted-average assumptions were used as of the grant date: risk-free interest rate 4.67%, expected option life 6.8 years, expected stock price volatility 19.7%, and dividend yield 3.00%.  The resulting weighted average fair value of the options granted in the first quarter of 2007 was $3.47 for each option granted.

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

SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. The Company did not reduce its compensation expense for estimated forfeitures prior to vesting primarily based on the limited number of holders of unvested stock options in the first quarter of 2007.  Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2007 and beyond is estimated as follows:

Year	(in thousands)
April 2007 - December 2007	$91
2008	100
2009	99
2010	70

NOTE 3 - SECURITIES

The fair value of securities available for sale and related gross unrealized gains/losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
As of March 31, 2007
Available for Sale
Federal agencies	$77,957	$95	$(346)
State and municipal	121,133	$1,622	(465)
Mortgage-backed securities	282,035	$915	(3,479)
Equity and other securities	8,565	$174	—
Total available for sale	$489,690	$2,806	$(4,290)

As of December 31, 2006
Available for Sale
Federal agencies	$90,285	$104	$(481)
State and municipal	122,343	1,752	(436)
Mortgage-backed securities	263,006	716	(4,127)
Equity and other securities	9,625	181	—
Total available for sale	$485,259	$2,753	$(5,044)

Unrealized losses on AFS securities have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.

NOTE 4 - LOANS AND ALLOWANCE

	March 31,	December 31,
	2007	2006

Commercial and industrial loans	$175,585	$173,557
Agricultural production financing	25,342	25,588
Farm real estate	49,571	46,051
Commercial real estate	293,725	286,603
Hotel	27,879	42,681
Residential real estate	778,364	790,962
Construction and development	89,005	79,261
Consumer	126,834	129,681
Total loans	1,566,305	1,574,384
Allowance for loan lossess	(13,119)	(12,792)
Net loans	$1,553,186	$1,561,592

	March 31,
	2007	2006
Allowance for loan losses
Balances, January 1	$12,792	$10,441
Addition resulting from acquisition	—	1,520
Adjustments to prior acquisition	—	(110)
Provision for losses	696	360
Recoveries on loans	244	163
Loans charged off	(613)	(570)
Balances, March 31	$13,119	$11,804

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination, and it was probable, at acquisition, that all contractually required payments would not be collected.  The outstanding balance and carrying amount of those loans is as follows:

	March 31,	December 31,
	2007	2006
Commercial real estate	$7,640	$7,747
Construction	1,415	1,452
Mortgage	413	527
Consumer	266	269
Outstanding balance	$9,734	$9,995
Carrying amount, net of allowance of $230 and $0	$8,540	$8,907

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $230 during the first quarter of 2007 and $0 during the first quarter of 2006.

NOTE 5 - DEPOSITS

	March 31,	December 31,
	2007	2006

Non-interest-bearing demand	$192,131	$193,513
Interest-bearing demand	434,367	466,212
Savings	328,566	335,405
Certificates of deposit of $100 or more	291,930	285,262
Other certificates and time deposits	578,126	579,297
Total deposits	$1,825,120	$1,859,689

NOTE 6 - EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

	March 31, 2007			March 31, 2006
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
For the three months ended	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Income available to common shareholders	$5,415	18,747,921	$0.29	$4,786	14,403,860	$0.33
Effect of dilutive shares		19,439			11,559
Diluted earnings per share	$5,415	18,767,360	$0.29	$4,786	14,415,419	$0.33

Stock options for 258,050 and 166,189 shares of common stock were not considered in computing diluted earnings per share for 2007 and 2006 because they were antidilutive.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollar amounts in thousands except per share data)

Item 2.

Overview

MainSource Financial Group, Inc. (“Company”) is a multi-bank, financial holding company that provides an array of financial services and is headquartered in Greensburg, Indiana. The Company’s shares trade on the NASDAQ national market under the symbol MSFG. On March 31, 2007, the Company controlled five bank subsidiaries, MainSource Bank, MainSource Bank of Illinois, MainSource Bank – Crawfordsville, MainSource Bank – Hobart, and MainSource Bank - Ohio. In addition to the banking subsidiaries, the Company owned the following subsidiaries: MainSource Insurance, LLC, MainSource Statutory Trust I, MainSource Statutory Trust II, MainSource Statutory Trust III, MainSource Statutory Trust IV, MSB Investments of Nevada, Inc., and MainSource Title, LLC. As required by current accounting guidance, the trusts are no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by the trusts as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company.

Forward-Looking Statements

Except for historical information contained herein, the following discussion and analysis includes certain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements involve risks and uncertainties, including anticipated financial performance, business prospects and other similar matters, which reflect management’s best judgment based on factors currently known.  Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  Factors which might cause such a difference include, but are not limited to, general economic conditions, monetary and fiscal policies of the federal government, demand for loan products, and other factors discussed herein, in our Annual Report on Form 10K for the year ended December 31, 2006, under ITEM 1A “Risk Factors”, and our other filings with the Securities and Exchange Commission.  The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

Results of Operations

Net income for the first quarter of 2007 was $5,415 compared to $4,786 for the first quarter of 2006. The increase in net income was primarily attributable to the acquisitions of the three new banking affiliates and branch acquisitions in 2006. Diluted earnings per share for the first quarter totaled $0.29 in 2007, a decrease from the $0.33 per share reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 8.66% for the first quarter of 2007 while return on average assets was 0.92% for the same period, compared to 11.83% and 1.17% in the first quarter of 2006.  Return on equity and return on assets have been impacted by the three bank acquisitions in 2006.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. First quarter net interest income of $18,607 in 2007 was an increase of 30.7% versus the first quarter of 2006. Average earning assets increased 41.0% while net interest margin, on a fully-taxable equivalent basis, decreased and was 3.70% for the first quarter of 2007 compared to 4.04% for the same period a year ago.  The Company anticipated this decrease in its net interest margin due to the acquisition of the three thrift institutions in 2006 and their corresponding lower net interest margins compared to traditional commercial banks.  In addition, the continued flatness of the yield curve has compressed the Company’s net interest margin.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and provision for Probable Loan Losses” below.

Non-interest Income

First quarter non-interest income for 2007 was $6,091 compared to $4,899 for the first quarter of 2006 with much of the increase occurring in the service charges on deposit accounts. This increase was primarily attributable to the acquisitions of the three affiliate banks and five branches, which occurred in 2006, and the correlating increase in the number of deposit accounts generating additional fee income.

Non-interest Expense

The Company’s non-interest expense was $16,870 for the first quarter of 2007 compared to $12,401 for the same period in 2006, an increase of 36.0%. Increases in employee costs, occupancy expenses, equipment expenses, and intangibles amortization were primarily attributable to the additional physical locations and increased staffing levels related to the acquisitions of the three new affiliates.  The Company’s efficiency ratio was 66.6% for the first quarter of 2007 compared to 63.0% for the same period a year ago.

Income Taxes

The effective tax rate for the first three months was 24.1% for 2007 compared to 24.9% for the same period a year ago. The slight decrease in the Company’s effective tax rate was primarily attributable to increased income from tax-free municipal securities and income from bank owned life insurance. The Company and its subsidiaries file consolidated income tax returns.

Financial Condition

Total assets at March 31, 2007 were $2,410,081 which were relatively flat compared to the $2,429,773 of total assets as of December 31, 2006. Average earning assets represented 87.6% of average total assets for the first three months of 2007 and 89.8% for the same period in 2006. Average loans represented 86.7% of average deposits in the first three months of 2007 and 74.6% for the comparable period in 2006. This increase was a direct result of the acquisitions of the three affiliates.  All three were thrift institutions which had a high ratio of loans to deposits.  Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 65.7% and 59.9% for the three-month periods ended March 31, 2007 and 2006 respectively.

The decrease in deposits of $34,569 from December 31, 2006 to March 31, 2007 was due to the decrease in public fund deposits, which are seasonal in nature.

Shareholders’ equity was $255,872 on March 31, 2007 compared to $253,247 on December 31, 2006.  Book value (shareholders’ equity) per common share was $13.66 at March 31, 2007 versus $13.50 at year-end 2006. Accumulated other comprehensive income decreased book value per share by $0.05 at March 31, 2007 and $0.08 at December 31, 2006. Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.

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

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 49.7% of total loans at March 31, 2007 and 50.2% at December 31, 2006.  On March 31, 2007, the Company had $1,630 of residential real estate loans held for sale, which was a slight decrease from the year-end balance of $2,162. The Company generally retains the servicing rights on mortgages sold.

Non-performing loans totaled $16,766, or 1.07% of total loans, as of March 31, 2007, compared to $13,077, or 1.12% of total loans, as of March 31, 2006, and $17,481 or 1.11% of loans at December 31, 2006. The slight decrease in non-performing loans since year-end was due primarily to the reduction in non-accrual loans at MainSource Bank. The allowance for loan losses was $13,119 as of March 31, 2007 and represented 0.84% of total outstanding loans compared to $12,792 as of December 31, 2006 or 0.81% of total outstanding loans.

The provision for loan losses was $696 in the first quarter of 2007 compared to $360 for the same period in 2006. The increase in the provision in 2007 was primarily attributable to the increase in the specific allowance allocations on certain purchased loans that were accounted for under SOP 03-3 (see Note 4 to the Consolidated Financial Statements). Net loan losses were $369 for the first quarter of 2007 compared to $407 for the same period a year ago. The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and information about specific borrower situations. The allowance for loan losses as of March 31, 2007 was considered adequate by management.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of March 31, 2007, the Company had $489,690 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax loss of $1,485 was recorded to adjust the AFS portfolio to current market value at March 31, 2007, compared to an unrealized pre-tax loss of $2,291 at December 31, 2006. Unrealized losses on AFS securities have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreement to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 86.5% and 89.4% of total average earning assets for the three-month periods ending March 31, 2007 and 2006. Total interest-bearing deposits averaged 89.9% and 88.4% of average total deposits for the three-month periods ending March 31, 2007 and 2006, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $210,550 outstanding at March 31, 2007. These advances have interest rates ranging from 2.36 to 6.50%. Approximately $28,000 of these advances were obtained for short-term liquidity needs and had original maturities of six months or less. The remaining advances were originally long-term advances with approximately $29,000 maturing in 2008, $10,000 maturing in 2009, $73,000 maturing in 2010 and $71,000 maturing in 2011 and beyond.

Capital Resources

Total shareholders’ equity was $255,872 at March 31, 2007, which was an increase of $2,625 compared to the $253,247 of shareholders’ equity at December 31, 2006.  The increase in shareholder equity was primarily attributable to the net income generated in the quarter less the cash dividend paid.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At March 31, 2007, Tier 1 capital to total average assets was 6.9%. Tier 1 capital to risk-adjusted assets was 10.4%. Total capital to risk-adjusted assets was 11.3%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company’s subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.135 per share in the first quarter of 2007 versus $0.129 for the first quarter of 2006.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 72.5% of total earning assets for the three months ended March 31, 2007 and 78.8% for the same period in 2006.

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

At March 31, 2007, the Company held approximately $715 million in assets comprised of securities, loans, and short-term investments, which were interest sensitive in one year or less time horizons.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2007 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)                                  The activity in the Company’s Stock Repurchase Program for the first quarter of 2007 was as follows:

				Maximum Number
			Total Number of Shares	(or Approximate Dollar
	Total Number	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	of Shares (or	Paid Per Share	of Publicly Announced Plans	That May Yet Be Purchased
Period	Units) Purchased	(or Unit)	or Programs	Under the Plans or Programs (1)

January 2007	—	—	—	257,216

February 2007	—	—	—	257,216

March 2007	25,000	$15.65	25,000	—
Total	25,000		25,000	—

(1)         The Company’s Stock Repurchase Program was approved by the Board of Directors on March 31, 2006, to be effective April 1, 2006, and authorized the purchase of up to 2.5%, or approximately 375,000, of the Company’s outstanding shares of common stock.  The Program expired on March 31, 2007, at which time it was replaced by a new Stock Repurchase Program, effective April 1, 2007, that authorized the purchase of 2.5%, or approximately 500,000, of the Company’s outstanding shares of common stock.  The new Program expires on March 31, 2008.

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

MAINSOURCE FINANCIAL GROUP, INC.

May 10, 2007

/s/ James L. Saner, Sr.
James L. Saner Sr.
President and Chief Executive Officer

May 10, 2007

/s/ James M. Anderson
James M. Anderson
Senior Vice President and Chief Financial Officer