Form 10-Q
period 2007-06-30
MAINSOURCE FINANCIAL GROUP
filed 2007-08-03
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2007

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

As of August 3, 2007 there were outstanding 18,662,395 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share data)

Item 1.  Financial Statements

	(Unaudited)
	June 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$75,636	$90,546
Money market and federal funds sold	5,915	13,609
Cash and cash equivalents	81,551	104,155
Interest bearing time deposits	116	116
Investment securities available for sale	489,805	485,259
Loans held for sale	1,271	2,162
Loans, net of allowance for loan losses of $13,112 and $12,792	1,599,092	1,561,592
Restricted stock, at cost	22,947	22,947
Premises and equipment, net	39,004	40,370
Goodwill	122,046	120,609
Purchased intangible assets	14,611	15,944
Cash surrender value of life insurance	40,618	39,885
Interest receivable and other assets	41,510	36,734
Total assets	$2,452,571	$2,429,773

Liabilities
Deposits
Noninterest bearing	$203,638	$193,513
Interest bearing	1,636,574	1,666,176
Total deposits	1,840,212	1,859,689
Short-term borrowings and note payable	85,161	42,306
Federal Home Loan Bank (FHLB) advances	207,285	208,443
Subordinated debentures	41,239	41,239
Other liabilities	26,048	24,849
Total liabilities	2,199,945	2,176,526

Shareholders’ equity
Preferred stock, no par value Authorized shares - 400,000 Issued and outstanding shares - none	—	—
Common stock $.50 stated value: Authorized shares - 25,000,000 Issued shares — 19,151,759 and 18,240,772 Outstanding shares — 18,732,395 and 17,859,603	9,610	9,139
Common stock to be distributed for stock dividend, 0 and 912,038 shares	—	456
Treasury stock — 419,364 and 381,169 shares, at cost	(6,886)	(6,586)
Additional paid-in capital	196,662	196,788
Retained earnings	60,767	54,914
Accumulated other comprehensive loss	(7,527)	(1,464)
Total shareholders’ equity	252,626	253,247
Total liabilities and shareholders’ equity	$2,452,571	$2,429,773

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME/(LOSS)
(Dollar amounts in thousands except per share data)

	(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest income
Loans, including fees	$29,650	$22,741	$58,513	$39,886
Investment securities	6,115	5,759	12,157	11,145
Other interest income	296	82	491	206
Total interest income	36,061	28,582	71,161	51,237
Interest expense
Deposits	13,311	9,279	25,943	15,931
FHLB advances	2,508	1,918	5,026	2,806
Subordinated debentures	833	547	1,652	1,069
Other borrowings	659	430	1,183	789
Total interest expense	17,311	12,174	33,804	20,595
Net interest income	18,750	16,408	37,357	30,642
Provision for loan losses	899	363	1,595	723
Net interest income after provision for loan losses	17,851	16,045	35,762	29,919
Non-interest income
Insurance commissions	512	521	931	941
Mortgage banking	749	564	1,364	1,144
Trust and investment product fees	447	296	815	589
Service charges on deposit accounts	3,406	2,303	6,076	4,154
Net realized gains on securities	190	—	229	61
Increase in cash surrender value of life insurance	368	307	723	534
Interchange income	846	639	1,587	1,136
Other income	949	1,265	1,833	2,235
Total non-interest income	7,467	5,895	13,558	10,794
Non-interest expense
Salaries and employee benefits	9,475	8,309	19,164	15,714
Net occupancy expenses	1,312	1,164	2,738	2,222
Equipment expenses	1,525	1,245	2,983	2,379
Intangibles amortization	667	469	1,333	890
Telecommunications	520	440	1,012	887
Stationery printing and supplies	379	289	762	524
Other expenses	3,219	2,686	5,975	4,387
Total non-interest expense	17,097	14,602	33,967	27,003
Income before income tax	8,221	7,338	15,353	13,710
Income tax expense	2,218	1,856	3,935	3,442
Net income	$6,003	$5,482	$11,418	$10,268

Comprehensive income/(loss)	$(581)	$693	$5,355	$3,925

Cash dividends declared per share	$0.140	$0.133	$0.275	$0.262

Net income per share - basic and diluted	$0.32	$0.33	$0.61	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollar amounts in thousands)

	(Unaudited)
	Six months ended June 30,
	2007	2006
Operating Activities
Net income	$11,418	$10,268
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,595	723
Depreciation and amortization	2,095	1,727
Securities amortization, net	(370)	(147)
Stock based compensation expense	70	39
Amortization of core deposit intangibles	1,333	890
Increase in cash surrender value of life insurance policies	(723)	(534)
Investment securities (gains)/losses	(229)	(61)
Change in loans held for sale	891	1,951
Change in other assets and liabilities	(206)	(10,540)
Net cash provided by operating activities	15,874	4,316

Investing Activities
Net change in short-term investments	—	134
Purchases of securities available for sale	(74,101)	(52,304)
Proceeds from maturities and payments on securities available for sale	25,135	34,657
Proceeds from sales of securities available for sale	35,613	4,988
Purchases of restricted stock	—	(85)
Loan originations and payments, net	(39,550)	(13,480)
Purchases of premises and equipment	(2,160)	(1,834)
Cash paid for bank acquisitions, net	—	(19,597)
Net cash used by investing activities	(55,063)	(47,521)

Financing Activities
Net change in deposits	(19,477)	(33,699)
Net change in short-term borrowings	42,855	29,227
Proceeds from FHLB advances	20,000	127,500
Repayment of FHLB advances	(21,158)	(77,829)
Purchase of treasury shares	(806)	—
Cash dividends and fractional stock dividends	(5,172)	(3,926)
Proceeds from exercise of stock options	343	—
Net cash provided by financing activities	16,585	41,273
Net change in cash and cash equivalents	(22,604)	(1,932)
Cash and cash equivalents, beginning of year	104,155	86,205
Cash and cash equivalents, end of year	$81,551	$84,273

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

NOTE 1 - BASIS OF PRESENTATION

The significant accounting policies followed by MainSource Financial Group, Inc. (“Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared according to accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. The interim statements do not include all information and footnotes normally included in the annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature. Some items in prior period financial statements were reclassified to conform to current presentation. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the MainSource Financial Group, Inc. December 31, 2006 Annual Report on Form 10-K.

Recently Issued Accounting Standards:

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007 and recognized a cumulative effect adjustment of $411 as a reduction to the balance of retained earnings and an increase in liabilities of $411.   The amount of unrecognized tax benefits as of January 1, 2007 and June 30, 2007 totaled $911 and $1,010, respectively, all of which would increase income from continuing operations, and thus impact the Company’s effective tax rate, if ultimately recognized into income.  Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

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

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance ).  This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.  It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis.  Lastly, the Issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy.  EITF 06-5 became effective for the Company on January 1, 2007 and had no impact on the financial statements.

In February 2007, the FASB issued Statement No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard is effective for the Company on January 1, 2008.  The Company does not expect the adoption of SFAS No. 159 to have a material impact on the financial statements.

NOTE 2 - STOCK PLANS AND STOCK BASED COMPENSATION

Options to buy stock were granted to directors and officers of the Company under the Company’s 2003 Stock Option Plan, which provides for the issuance of options to purchase up to 607,754 shares of common stock of the Company.  At June 30, 2007, options to purchase 177,240 shares of common stock were outstanding pursuant to the 2003 Plan.  Effective upon the shareholders approval of the 2007 Stock Incentive Plan (discussed below), the 2003 Plan was frozen and no further options will be granted pursuant to the 2003 Plan.  All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted. The maximum option term is ten years, and options vest immediately for the directors’ grant and over four years for the officers’ grant.  It is the Company’s intent that shares issued under the above mentioned plan will come from treasury shares.

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

The following table summarizes stock option activity:

	Six Months Ended June 30, 2007
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	263,345	$17.93
Granted	75,055	17.01
Exercised	(30,863)	11.29
Forfeited or expired	(31,700)	21.01
Outstanding, end of period	275,837	$18.07
Options exercisable at period end	177,240	$18.47

The following table details stock options outstanding:

	June 30, 2007	December 31, 2006
Stock options vested and currently exercisable:
Number	177,240	228,806
Weighted average exercise price	$18.47	$17.92
Aggregate intrinsic value	$170	$352
Weighted average remaining life (in years)	7.0	6.5

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $30 in stock compensation expense during the three months ended June 30, 2007 to salaries and employee benefits. There were 75,055 options granted in the first quarter of 2007. In order to calculate the fair value of this option grant, the following weighted-average assumptions were used as of the grant date: risk-free interest rate 4.67%, expected option life 6.8 years, expected stock price volatility 19.7%, and dividend yield 3.00%. The resulting weighted average fair value of the options granted in the first quarter of 2007 was $3.47 for each option granted.

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

SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. The Company reduced its compensation expense for estimated forfeitures prior to vesting in the second quarter of 2007. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2007 and beyond is estimated as follows:

Year
July 2007–December 2007	$46
2008	91
2009	90
2010	61
2011	29
2012	—

On January 16, 2007, the Company’s Board of Directors adopted and approved the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”) effective upon the approval of the plan by the Company’s shareholders, which occurred on April 26, 2007 at the Company’s annual meeting of shareholders.  The 2007 Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock bonuses and restricted stock awards. Incentive stock options may be granted only to employees.  An aggregate of 650,000 shares of common stock are reserved for issuance under the 2007 Stock Incentive Plan.  Shares issuable under the 2007 Stock Incentive Plan will be authorized and unissued shares of common stock or treasury shares. The 2007 Stock Incentive Plan will be in addition to, and not in replacement of, the 2003 Plan. However, no further awards of options will be made under the 2003 Plan. Unexercised options, which were previously issued under the 2003 Plan, will not be terminated, but will otherwise continue in accordance with the 2003 Plan and the agreements pursuant to which the options were issued.

NOTE 3 - SECURITIES

The fair value of securities available for sale and related urealized gains/losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
As of June 30, 2007
Available for Sale
Federal agencies	$76,318	$21	$(1,004)
State and municipal	118,662	509	(2,265)
Mortgage-backed securities	287,325	19	(9,123)
Equity and other securities	7,500	146	—
Total available for sale	$489,805	$695	$(12,392)

As of December 31, 2006
Available for Sale
Federal agencies	$90,285	$104	$(481)
State and municipal	122,343	1,752	(436)
Mortgage-backed securities	263,006	716	(4,127)
Equity and other securities	9,625	181	—
Total available for sale	$485,259	$2,753	$(5,044)

Unrealized losses on available for sale securities have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.

NOTE 4 - LOANS AND ALLOWANCE

	June 30, 2007	December 31, 2006

Commercial and industrial loans	$194,215	$173,557
Agricultural production financing	28,447	25,588
Farm real estate	51,121	46,051
Commercial real estate	305,840	286,603
Hotel	37,115	42,681
Residential real estate	779,639	790,962
Construction and development	86,526	79,261
Consumer	129,301	129,681
Total loans	1,612,204	1,574,384
Allowance for loan losses	(13,112)	(12,792)
Net loans	$1,599,092	$1,561,592

	June 30,
	2007	2006
Allowance for loan losses
Balances, January 1	$12,792	$10,441
Addition resulting from acquisition	—	4,474
Adjustments to prior acquisition	—	(110)
Provision for losses	1,595	723
Recoveries on loans	419	241
Loans charged off	(1,694)	(1,343)
Balances, June 30	$13,112	$14,426

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination, and it was probable, at acquisition, that all contractually required payments would not be collected.  The outstanding balance and carrying amount of those loans is as follows:

	June 30, 2007	Dec. 31, 2006
Commercial real estate	$7,145	$7,747
Construction	1,408	1,452
Mortgage	361	527
Consumer	254	269
Outstanding balance	$9,168	$9,995
Carrying amount, net of allowance of $230 and $0	$7,872	$8,907

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $230 during the first six months of  2007 and $0 during the first six months of 2006.

NOTE 5 - DEPOSITS

	June 30, 2007	December 31, 2006

Noninterest-bearing demand	$203,638	$193,513
Interest-bearing demand	440,086	466,212
Savings	340,342	335,405
Certificates of deposit of $100 or more	282,022	285,262
Other certificates and time deposits	574,124	579,297
Total deposits	$1,840,212	$1,859,689

NOTE 6 - EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

For the three months ended	June 30, 2007			June 30, 2006
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Income available to common shareholders	$6,003	18,740,752	$0.32	$5,482	16,561,087	$0.33
Effect of dilutive shares		9,420			13,905
Diluted earnings per share	$6,003	18,750,172	$0.32	$5,482	16,574,992	$0.33

For the six months ended	June 30, 2007			June 30, 2006
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Income available to common shareholders	$11,418	18,744,317	$0.61	$10,268	15,488,432	$0.66
Effect of dilutive shares		9,238			12,808
Diluted earnings per share	$11,418	18,753,555	$0.61	$10,268	15,501,240	$0.66

Stock options for 230,350 and 169,339 shares of common stock were not considered in computing diluted earnings per share for 2007 and 2006 because they were antidilutive.

MAINSOURCE FINANCIAL GROUP, INC.
FORM 10-Q

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands except per share data)

Overview

MainSource Financial Group, Inc. (“Company”) is a multi-bank, financial holding company that provides an array of financial services and is headquartered in Greensburg, Indiana. The Company’s shares trade on the NASDAQ national securities exchange under the symbol MSFG. On June 30, 2007, the Company controlled four bank subsidiaries, MainSource Bank, MainSource Bank of Illinois, MainSource Bank - Crawfordsville, and MainSource Bank - Ohio. In addition to the banking subsidiaries, the Company owned the following subsidiaries: MainSource Insurance, LLC, MainSource Statutory Trust I, MainSource Statutory Trust II, MainSource Statutory Trust III, MainSource Statutory Trust IV, MSB Investments of Nevada, Inc., and MainSource Title, LLC. As required by current accounting guidance, the trusts are no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by the trusts as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company.

Forward-Looking Statements

Except for historical information contained herein, the following discussion and analysis includes certain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including anticipated financial performance, business prospects and other similar matters, which reflect management’s best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. Factors which might cause such a difference include, but are not limited to, general economic conditions, monetary and fiscal policies of the federal government, demand for loan products, and other factors discussed in our Annual Report on 10K for the year ended December 31, 2006, under ITEM 1A “Risk Factors”, and our other filings with the Securities and Exchange Commission. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

Results of Operations

Net income for the second quarter of 2007 was $6,003 compared to $5,482 for the second quarter of 2006. The increase in net income was primarily attributable to a full quarter’s effect of the acquisitions made in 2006. Diluted earnings per share for the second quarter totaled $0.32 in 2007, a slight decrease from the $0.33 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 9.14% for the second quarter of 2007 while return on average assets was .98% for the same period, compared to 11.11% and 1.10% in the second quarter of 2006. Return on equity and earnings per share have been impacted by shares issued in connection with the acquisitions completed in the first half of 2006.

For the six months ended June 30, 2007, net income was $11,418 compared to $10,268 for the same period a year ago. Earnings per share decreased to $0.61 in 2007 from $0.66 in 2006. Return on average shareholders’ equity was 8.97% for the first six months of 2007 while return on average assets was .96% for the same period, compared to 11.44% and 1.13% in the first six months of 2006.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Second quarter net interest income of $18,750 in 2007 was an increase of 14.3% versus the second quarter of 2006. Average earning assets increased 19.2% while net interest margin, on a fully-taxable equivalent basis, decreased to 3.65% for the second quarter of 2007 compared to 3.82% for the same period a year ago. The full year’s effect of the acquisitions of the thrift institutions in the first and second quarters of 2006 and their corresponding lower net interest margins were the primary cause for the decrease in the Company’s net interest margin. In addition, the Company has seen a shift in its existing deposit mix as many customers have moved their balances from lower-cost transactional accounts to higher-yielding time and money market accounts. This shift, coupled with the increase in short-term borrowing rates, has resulted in a higher than expected increase in the overall cost of funds.  For the first six months of 2007, the Company’s net interest margin was 3.68% compared to 3.92% for the first six months of 2006.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and provision for Probable Loan Losses” below.

Non-interest Income

Second quarter non-interest income for 2007 was $7,467 compared to $5,895 for the second quarter of 2006.  Service charges on deposit accounts increased $1,103 due primarily to the increase in the number of deposit accounts from the 2006 acquisition activity.  Offsetting the increase in service charges was a decrease in other income.  In June 2006, the Company settled its interest rate swap agreement and realized a pre-tax gain of $483, which was reported as other income in that period.

For the six months ended June 30, 2007, non-interest income was $13,558 compared to $10,794 for the same period a year ago. The aforementioned increase in service charge income was the primary contributor to the increase.

Non-interest Expense

The Company’s non-interest expense was $17,097 for the second quarter of 2007 compared to $14,602 for the same period in 2006. Increases in employee costs, occupancy expenses, equipment expenses, intangibles amortization, telecommunications, and supplies were primarily attributable to the additional physical locations and increased staffing levels related to the acquisitions. In total, the 2006 acquisitions increased the Company’s physical locations by 18, taking its total to 80 full-service offices, and increased its full-time equivalent staffing level by 170 to approximately 800.  The increase in other expenses was due to $300 of expenses related to the conversion of the core operating system at the Company’s Hobart, Indiana affiliate.  The Company’s efficiency ratio was 63.9% for the second quarter of 2007 and 63.9% for the same period a year ago.

For the six months ended June 30, 2007, non-interest expense was $33,967 compared to $27,003 for the same period a year ago. The aforementioned acquisition activity was the primary reason for the increase. The Company’s efficiency ratio was 65.3% for the first six months of 2007 compared to 63.4% for the same period a year ago.

Income Taxes

The effective tax rate for the first six months was 25.6% for 2007 compared to 25.1% for the same period a year ago. The increase in the Company’s effective tax rate was primarily attributable to the increase in taxable income. The Company and its subsidiaries file consolidated income tax returns.

Financial Condition

Total assets at June 30, 2007 were $2,452,571 compared to $2,429,773 as of December 31, 2006. The slight increase in assets from year-end 2006 was primarily attributable to an increase in commercial loans. Average earning assets represented 87.8% of average total assets for the first six months of 2007 and 89.5% for the same period in 2006. Average loans represented 86.9% of average deposits in the first six months of 2007 and 78.5% for the comparable period in 2006. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 65.7% and 62.1% for the six-month periods ended June 30, 2007 and 2006 respectively.

The decrease in deposits of $19,477 from December 31, 2006 to June 30, 2007 was due primarily to a reduction of public fund deposits, which tend to be seasonal.  Noninterest bearing deposits increased $10,125 from December 31, 2006.

Shareholders’ equity was $252,626 on June 30, 2007 compared to $253,247 on December 31, 2006.  Book value (shareholders’ equity) per common share was $13.49 at June 30, 2007 versus $13.50 at year-end 2006. Accumulated other comprehensive income/loss decreased book value per share by $0.40 at June 30, 2007 and $0.08 at December 31, 2006.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.  The increase in the Company’s accumulated other comprehensive loss since the end of 2006 was due to an increase in the unrealized loss on the Company’s investment securities portfolio.  The increase in unrealized loss on the portfolio was due to the rise in market investment rates from year-end.

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

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 48.4% of total loans at June 30, 2007 and 50.2% at December 31, 2006. The Company anticipates this category of loans to decrease as a large portion of future residential real estate loan originations will be sold to the secondary market.  On June 30, 2007, the Company had $1,271 of residential real estate loans held for sale, which was a decrease from the year-end balance of $2,162. The Company generally retains the servicing rights on mortgages sold.

Non-performing loans totaled $15,857, or ..98% of total loans, as of June 30, 2007, compared to $16,860, or 1.08% of total loans, as of June 30, 2006, and $17,481, or 1.11% of loans at December 31, 2006. The decrease in non-performing loans since year-end was due to an increased focus on collecting troubled loans.  The allowance for loan losses was $13,112 as of June 30, 2007 and represented 0.81% of total outstanding loans compared to $12,792 as of December 31, 2006 or ..81% of total outstanding loans. Because of the acquisition of the three thrift institutions in the first six months of 2006 and their large residential real estate loan portfolios, the percentage of loan loss to total outstanding loans is lower than historical amounts.

The provision for loan losses was $899 in the second quarter of 2007 compared to $363 for the same period in 2006 and $696 for the first quarter of 2007. The provision remained relatively flat on a linked quarter basis as the increase in net loan losses was mitigated by the decrease in specific allocations for certain non-performing and watch list loans. Net loan losses were $906 for the second quarter of 2007 compared to $695 for the same period a year ago. For the six months ended June 30, 2007, net loan losses were $1,275, or 0.16% of average loans outstanding, compared to $1,102 of net loan losses for the six months ended June 30, 2006, which represented 0.20% of average loans outstanding for that period. The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and information about specific borrower situations. The allowance for loan losses as of June 30, 2007 was considered adequate by management.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of June 30, 2007, the Company had $489,805 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax loss of $11,697 was recorded to adjust the AFS portfolio to current market value at June 30, 2007, compared to an unrealized pre-tax loss of $2,291 at December 31, 2006. Unrealized losses on AFS securities have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 86.1% and 88.4% of total average earning assets for the six-month periods ending June 30, 2007 and 2006. Total interest-bearing deposits averaged 89.7% and 89.1% of average total deposits for the six-month periods ending June 30, 2007 and 2006, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $207,285 outstanding at June 30, 2007. These advances have interest rates ranging from 2.36% to 6.50%. Approximately $5,000 of these advances were obtained for short-term liquidity needs and had original maturities of six months or less. The remaining advances were originally long-term advances with approximately $19,000 maturing in 2007, $29,000 maturing in 2008, $10,000 maturing in 2009, $73,000 maturing in 2010, $20,000 maturing in 2011, and $51,000 maturing in 2012 and beyond.

Capital Resources

Total shareholders’ equity was $252,626 at June 30, 2007, which was a slight decrease of $621 compared to the $253,247 of shareholders’ equity at December 31, 2006. The increase in retained earnings was more than offset by the change in accumulated other comprehensive loss related to the investment securities.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At June 30, 2007, Tier 1 capital to total average assets was 7.2%. Tier 1 capital to risk-adjusted assets was 10.3%. Total capital to risk-adjusted assets was 11.1%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company’s subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.14 per share in the second quarter of 2007 versus $0.13 for the second quarter of 2006.  For the six months of 2007, the Company declared and paid common dividends of $0.28 per share compared to $0.26 for the first six months of 2006.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 72.3% of total earning assets for the six months ended June 30, 2007 and 76.5% for the same period in 2006.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2007 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c)             The activity in the Company’s Stock Repurchase Program for the second quarter of 2007 was as follows:

				Maximum Number
			Total Number of Shares	(or Approximate Dollar
	Total Number	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	of Shares (or	Paid Per Share	of Publicly Announced Plans	That May Yet Be Purchased
Period	Units) Purchased	(or Unit)	or Programs	Under the Plans or Programs (1)

April 2007	—	—	—	500,000

May 2007	25,000	$16.60	25,000	475,000

June 2007	—	—	—	475,000
Total	25,000		25,000	—

(1)                   On March 22, 2007, the Company announced that its Board of Directors had approved a stock repurchase program effective April 1, 2007, for the purchase of up to 2.5% of its outstanding common shares, or approximately 500,000 shares.  The program expires on March 31, 2008, unless completed sooner or otherwise extended.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on April 26, 2007.  The three matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

1.        Election of Directors

	Votes Cast
Director	For	Withheld

William G. Barron	14,134,112	610,132
Brian J. Crall	14,405,980	338,264
Philip A. Frantz	14,082,023	662,221
Rick S. Hartman	14,432,876	311,368
D.J. Hines	14,158,583	585,661
Robert E. Hoptry	14,403,883	340,362
Douglas I. Kunkel	13,958,649	785,595
James L. Saner, Sr.	14,400,551	343,693

		Votes Cast
		For	Against	Abstain	Broker Non-Vote
2.	Approval of 2007 Stock Incentive Plan	7,902,499	3,741,308	82,883	3,016,554

3.	Ratification of Crowe Chizek as the independent registered public accounting firm	14,355,882	310,602	77,760	—

Item 6.    Exhibits

3.1

Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2003 filed March 12, 2004 with the Commission (Commission File No. 0-12422)).

3.2

Bylaws of MainSource Financial Group, Inc. dated July 17, 2007 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the registrant filed July 25, 2007 with the Commission (Commission File No. 0-12422)).

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

August 3, 2007

/s/ James L. Saner, Sr.
James L. Saner Sr.
President and Chief Executive Officer

August 3, 2007

/s/ James M. Anderson
James M. Anderson
Senior Vice President & Chief Financial Officer