Form 10-Q
period 2007-09-30
MAINSOURCE FINANCIAL GROUP
filed 2007-11-02
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2007

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

As of November 2, 2007 there were outstanding 18,636,281 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share data)

Item 1.  Financial Statements

	(Unaudited)
	September 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$70,280	$90,546
Money market and federal funds sold	3,695	13,609
Cash and cash equivalents	73,975	104,155
Interest bearing time deposits	116	116
Investment securities available for sale	502,900	485,259
Loans held for sale	1,076	2,162
Loans, net of allowance for loan losses of $13,169 and $12,792	1,652,492	1,561,592
Restricted stock, at cost	22,947	22,947
Premises and equipment, net	39,805	40,370
Goodwill	122,046	120,609
Purchased intangible assets	13,945	15,944
Cash surrender value of life insurance	40,999	39,885
Interest receivable and other assets	43,629	36,734
Total assets	$2,513,930	$2,429,773

Liabilities
Deposits
Noninterest bearing	$196,570	$193,513
Interest bearing	1,644,641	1,666,176
Total deposits	1,841,211	1,859,689
Short-term borrowings and note payable	76,577	42,306
Federal Home Loan Bank (FHLB) advances	270,700	208,443
Subordinated debentures	41,239	41,239
Other liabilities	25,356	24,849
Total liabilities	2,255,083	2,176,526

Shareholders’ equity
Preferred stock, no par value Authorized shares - 400,000 Issued and outstanding shares - none	—	—
Common stock $.50 stated value: Authorized shares - 25,000,000 Issued shares — 19,151,759 and 18,240,772 Outstanding shares — 18,636,429 and 17,859,603	9,610	9,139
Common stock to be distributed for stock dividend, 0 and 912,038 shares	—	456
Treasury stock — 515,330 and 381,169 shares, at cost	(8,446)	(6,586)
Additional paid-in capital	196,685	196,788
Retained earnings	63,757	54,914
Accumulated other comprehensive loss	(2,759)	(1,464)
Total shareholders’ equity	258,847	253,247
Total liabilities and shareholders’ equity	$2,513,930	$2,429,773

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands except per share data)

	(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Interest income
Loans, including fees	$30,550	$28,321	$89,063	$68,207
Investment securities	6,147	5,950	18,304	17,095
Other interest income	86	160	577	366
Total interest income	36,783	34,431	107,944	85,668
Interest expense
Deposits	13,904	11,054	39,847	26,985
FHLB advances	2,975	3,252	8,001	6,058
Subordinated debentures	842	633	2,494	1,702
Other borrowings	816	667	1,999	1,456
Total interest expense	18,537	15,606	52,341	36,201
Net interest income	18,246	18,825	55,603	49,467
Provision for loan losses	1,184	570	2,779	1,293
Net interest income after provision for loan losses	17,062	18,255	52,824	48,174
Non-interest income
Insurance commissions	474	455	1,405	1,396
Mortgage banking	761	577	2,125	1,721
Trust and investment product fees	472	312	1,287	901
Service charges on deposit accounts	3,606	2,732	9,682	6,886
Net realized gains (losses) on securities	—	(10)	229	51
Increase in cash surrender value of life insurance	368	361	1,091	895
Interchange income	783	747	2,370	1,883
Other income	1,071	1,268	2,904	3,503
Total non-interest income	7,535	6,442	21,093	17,236
Non-interest expense
Salaries and employee benefits	9,621	9,173	28,785	24,887
Net occupancy expenses	1,308	1,258	4,046	3,480
Equipment expenses	1,399	1,369	4,382	3,748
Intangibles amortization	666	664	1,999	1,554
Telecommunications	452	528	1,464	1,415
Stationery printing and supplies	382	468	1,144	992
Other expenses	3,465	3,246	9,440	7,633
Total non-interest expense	17,293	16,706	51,260	43,709
Income before income tax	7,304	7,991	22,657	21,701
Income tax expense	1,701	2,057	5,636	5,499
Net income	$5,603	$5,934	$17,021	$16,202

Comprehensive income	$10,371	$12,572	$15,726	$16,479

Cash dividends declared per share	$0.140	$0.133	$0.415	$0.395

Net income per share - basic and diluted	$0.30	$0.31	$0.91	$0.97

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollar amounts in thousands)

	(Unaudited)
	Nine months ended September 30,
	2007	2006
Operating Activities
Net income	$17,021	$16,202
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,779	1,293
Depreciation and amortization	3,164	2,809
Securities amortization, net	(553)	(345)
Stock based compensation expense	93	53
Amortization of core deposit intangibles	1,999	1,554
Increase in cash surrender value of life insurance policies	(1,091)	(895)
Investment securities (gains)/losses	(229)	(51)
Change in loans held for sale	1,086	1,656
Change in other assets and liabilities	(5,667)	(8,234)
Net cash provided by operating activities	18,602	14,042

Investing Activities
Net change in short-term investments	—	(824)
Purchases of securities available for sale	(91,298)	(77,642)
Proceeds from maturities and payments on securities available for sale	36,825	51,095
Proceeds from sales of securities available for sale	35,613	25,926
Loan originations and payments, net	(94,134)	(19,685)
Purchases of premises and equipment	(4,030)	(2,510)
Proceeds from sale of restricted stock	—	1,719
Cash paid for bank acquisitions, net	—	(1,864)
Net cash used by investing activities	(117,024)	(23,785)

Financing Activities
Net change in deposits	(18,478)	(64,449)
Net change in short-term borrowings	34,271	19,485
Proceeds from FHLB advances	150,000	189,500
Repayment of FHLB advances	(87,743)	(150,329)
Purchase of treasury shares	(2,366)	(490)
Cash dividends and fractional stock dividends	(7,790)	(6,438)
Proceeds from exercise of stock options	348	96
Net cash provided (used) by financing activities	68,242	(12,625)
Net change in cash and cash equivalents	(30,180)	(22,368)
Cash and cash equivalents, beginning of year	104,155	86,205
Cash and cash equivalents, end of year	$73,975	$63,837

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

Recently Issued Accounting Standards:

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007 and recognized a cumulative effect adjustment of $411 as a reduction to the balance of retained earnings and an increase in liabilities of $411.  The amount of unrecognized tax benefits as of January 1, 2007 and September 30, 2007 totaled $911 and $1,088, respectively, all of which would increase income from continuing operations, and thus impact the Company’s effective tax rate, if ultimately recognized into income.  Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax expense accounts.  As of January 1, 2007, $75 in interest and penalties had been accrued.

The Company and its corporate subsidiaries file a consolidated U.S. federal income tax return and combined Indiana and Illinois income tax returns.  These returns are subject to examination by taxing authorities for all years after 2002. We are currently under audit by the Indiana Department of Revenue for the 2003, 2004 and 2005 tax years.  The anticipated effect on unrecognized tax benefits resulting from this audit is not expected to have a material impact on the financial statements.

Additionally, the Company anticipates that the statute of limitations will close during 2007 on a tax position taken in the 2003 federal income tax return.  Should this statute close on the position taken in the return, the Company will recognize previously unrecognized tax benefits, estimated at $47, which will reduce income tax expense.

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

NOTE 2 - STOCK PLANS AND STOCK BASED COMPENSATION

Options to buy stock were granted to directors and officers of the Company under the Company’s 2003 Stock Option Plan, which provides for the issuance of options to purchase up to 607,754 shares of common stock of the Company. At September 30, 2007, options to purchase 275,837 shares of common stock were outstanding pursuant to the 2003 Plan. Effective upon the shareholders approval of the 2007 Stock Incentive Plan (discussed below), the 2003 Plan was frozen and no further options will be granted pursuant to the 2003 Plan. All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted. The maximum option term is ten years, and options vest immediately for the directors’ grant and over four years for the officers’ grant. It is the Company’s intent that shares issued under the 2003 Plan will come from treasury shares.

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

The following table summarizes stock option activity:

	Nine Months Ended September 30, 2007
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	263,345	$17.93
Granted	75,055	17.01
Exercised	(30,863)	11.29
Forfeited or expired	(31,700)	21.01
Outstanding, end of period	275,837	$18.07
Options exercisable at period end	177,240	$18.47

The following table details stock options outstanding:

	September 30, 2007	December 31, 2006
Stock options vested and currently exercisable:
Number	177,240	228,806
Weighted average exercise price	$18.47	$17.92
Aggregate intrinsic value	$216	$352
Weighted average remaining life (in years)	6.7	6.5

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $23 in stock compensation expense during the three months ended September 30, 2007 to salaries and employee benefits. There were 75,055 options granted in the first quarter of 2007. In order to calculate the fair value of this option grant, the following weighted-average assumptions were used as of the grant date: risk-free interest rate 4.67%, expected option life 6.8 years, expected stock price volatility 19.7%, and dividend yield 3.00%. The resulting weighted average fair value of the options granted in the first quarter of 2007 was $3.47 for each option granted.

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

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2007 and beyond is estimated as follows:

Year
October 2007—December 2007	$23
2008	91
2009	90
2010	61
2011	29
2012	—

On January 16, 2007, the Company’s Board of Directors adopted and approved the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”) effective upon the approval of the plan by the Company’s shareholders, which occurred on April 26, 2007 at the Company’s annual meeting of shareholders. The 2007 Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock bonuses and restricted stock awards. Incentive stock options may be granted only to employees. An aggregate of 650,000 shares of common stock are reserved for issuance under the 2007 Stock Incentive Plan. It is the Company’s intent that shares issued under the 2003 Plan will come from treasury shares. The 2007 Stock Incentive Plan will be in addition to, and not in replacement of, the 2003 Plan. However, no further awards of options will be made under the 2003 Plan. Unexercised options, which were previously issued under the 2003 Plan, will not be terminated, but will otherwise continue in accordance with the 2003 Plan and the agreements pursuant to which the options were issued.

NOTE 3 — SECURITIES

The fair value of securities available for sale and related urealized gains/losses recognized in accumulated other comprehensive income (loss) was as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
As of September 30, 2007
Available for Sale
Federal agencies	$81,567	$339	$(149)
State and municipal	124,078	844	(1,148)
Mortgage-backed securities	289,747	352	(4,684)
Equity and other securities	7,508	154	—
Total available for sale	$502,900	$1,689	$(5,981)

As of December 31, 2006
Available for Sale
Federal agencies	$90,285	$104	$(481)
State and municipal	122,343	1,752	(436)
Mortgage-backed securities	263,006	716	(4,127)
Equity and other securities	9,625	181	—
Total available for sale	$485,259	$2,753	$(5,044)

Unrealized losses on available for sale securities have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.

NOTE 4 - LOANS AND ALLOWANCE

	September 30, 2007	December 31, 2006

Commercial and industrial loans	$217,003	$173,557
Agricultural production financing	30,538	25,588
Farm real estate	42,538	46,051
Commercial real estate	322,059	286,603
Hotel	40,040	42,681
Residential real estate	777,134	790,962
Construction and development	103,401	79,261
Consumer	132,948	129,681
Total loans	1,665,661	1,574,384
Allowance for loan losses	(13,169)	(12,792)
Net loans	$1,652,492	$1,561,592

	September 30,
	2007	2006
Allowance for loan losses
Balances, January 1	$12,792	$10,441
Addition resulting from acquisition	—	4,447
Adjustments to prior acquisition	—	(110)
Provision for losses	2,779	1,293
Recoveries on loans	716	393
Loans charged off	(3,118)	(2,609)
Balances, September 30	$13,169	$13,855

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination, and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans is as follows:

	Sept 30, 2007	Dec. 31, 2006
Commercial real estate	$7,167	$7,747
Construction and development	—	1,452
Residential real estate	358	527
Consumer	252	269
Outstanding balance	$7,777	$9,995
Carrying amount, net of allowance of $289 and $0	$6,439	$8,907

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $289 during the first nine months of 2007 and $0 during the first nine months of 2006.

NOTE 5 - DEPOSITS

	September 30, 2007	December 31, 2006

Noninterest-bearing demand	$196,570	$193,513
Interest-bearing demand	450,849	466,212
Savings	330,920	335,405
Certificates of deposit of $100 or more	293,163	285,262
Other certificates and time deposits	569,709	579,297
Total deposits	$1,841,211	$1,859,689

NOTE 6 - EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

	September 30, 2007			September 30, 2006
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
For the three months ended	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Income available to common shareholders	$5,603	18,679,378	$0.30	$5,934	18,846,078	$0.31
Effect of dilutive shares		8,981			22,888
Diluted earnings per share	$5,603	18,688,359	$0.30	$5,934	18,868,966	$0.31

	September 30, 2007			September 30, 2006
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
For the nine months ended	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Income available to common shareholders	$17,021	18,722,433	$0.91	$16,202	16,619,947	$0.97
Effect of dilutive shares		9,347			18,394
Diluted earnings per share	$17,021	18,731,780	$0.91	$16,202	16,638,341	$0.97

Stock options for 225,350 and 197,040 shares of common stock were not considered in computing diluted earnings per share for the quarter and year-to-date 2007 and 2006 because they were antidilutive.

MAINSOURCE FINANCIAL GROUP, INC.
FORM 10-Q

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands except per share data)

Overview

MainSource Financial Group, Inc. (“Company”) is a multi-bank, financial holding company that provides an array of financial services and is headquartered in Greensburg, Indiana. The Company’s shares trade on the NASDAQ Global Select Market under the symbol MSFG. On September 30, 2007, the Company controlled three bank subsidiaries, MainSource Bank, MainSource Bank of Illinois, and MainSource Bank - Ohio. In addition to the banking subsidiaries, the Company owned the following subsidiaries: MainSource Insurance, LLC, MainSource Statutory Trust I, MainSource Statutory Trust II, MainSource Statutory Trust III, MainSource Statutory Trust IV, MSB Investments of Nevada, Inc., and MainSource Title, LLC. As required by current accounting guidance, the trusts are no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by the trusts as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company.

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

Results of Operations

Net income for the third quarter of 2007 was $5,603 compared to $5,934 for the third quarter of 2006. The decrease in net income was primarily attributable to an increase in the Company’s cost of funds and an increase in the provision for loan losses. Diluted earnings per share for the third quarter totaled $0.30 in 2007, a slight decrease from the $0.31 reported in the same period a year ago. During the third quarter, the Company incurred approximately $600 of pre-tax expenses primarily related to the data processing system conversion of its Crawfordsville, Indiana affiliate. Excluding these expenses, earnings per share would have been $0.32 for the quarter. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 8.77% for the third quarter of 2007 while return on average assets was .91% for the same period, compared to 9.67% and 1.00% in the third quarter of 2006. Return on equity and earnings per share have been impacted by shares issued in connection with the acquisitions completed in the first half of 2006.

For the nine months ended September 30, 2007, net income was $17,021 compared to $16,202 for the same period a year ago. Earnings per share decreased to $0.91 in 2007 from $0.97 in 2006. Return on average shareholders’ equity was 8.88% for the first nine months of 2007 while return on average assets was .94% for the same period, compared to 10.73% and 1.08% in the first nine months of 2006.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Third quarter net interest income of $18,246 in 2007 was a decrease of $579 compared to the third quarter of 2006. Average earning assets increased 4.2% while net interest margin, on a fully-taxable equivalent basis, decreased to 3.48% for the third quarter of 2007 compared to 3.74% for the same period a year ago. The full year’s effect of the acquisitions of the three thrift institutions in the first and second quarters of 2006 and their corresponding lower net interest margins were the primary cause for the decrease in the

Company’s net interest margin. In addition, the Company has seen a shift in its existing deposit mix as many customers have moved their balances from lower-cost transactional accounts to higher-yielding time and money market accounts. This shift, coupled with the increase in short-term borrowing rates, has resulted in an increase in the overall cost of funds. For the first nine months of 2007, the Company’s net interest margin was 3.61% compared to 3.83% for the first nine months of 2006.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and provision for Probable Loan Losses” below.

Non-interest Income

Third quarter non-interest income for 2007 was $7,535 compared to $6,442 for the third quarter of 2006. Service charges on deposit accounts increased $874 as the Company was able to expand its products and services through the newly-acquired geographic areas of the recent acquisitions.

For the nine months ended September 30, 2007, non-interest income was $21,093 compared to $17,236 for the same period a year ago. The aforementioned increase in service charge income and the full-year effect of the 2006 acquisitions were the primary contributors to the increase.

Non-interest Expense

The Company’s non-interest expense was $17,293 for the third quarter of 2007 compared to $16,706 for the same period in 2006. Employee costs increased by $448 with the increase being primarily attributable to normal merit increases. The increase in other expenses was due to $600 of expenses was primarily related to the conversion of the core operating system at the Company’s Crawfordsville, Indiana affiliate. The Company’s efficiency ratio was 65.0% for the third quarter of 2007 and 64.1% for the same period a year ago.

For the nine months ended September 30, 2007, non-interest expense was $51,260 compared to $43,709 for the same period a year ago. The primary reason for the increase was the full-year effect of the acquisition activity from 2006. The Company’s efficiency ratio was 64.8% for the first nine months of 2007 compared to 63.8% for the same period a year ago.

Income Taxes

The effective tax rate for the first nine months was 24.9% for 2007 compared to 25.3% for the same period a year ago. The decrease in the Company’s effective tax rate was primarily attributable to the purchase of a new markets tax credit investment. The Company and its subsidiaries file consolidated income tax returns.

Financial Condition

Total assets at September 30, 2007 were $2,513,930 compared to $2,429,773 as of December 31, 2006. The increase in assets from year-end 2006 was primarily attributable to an increase in commercial loans. Average earning assets represented 87.9% of average total assets for the first nine months of 2007 and 89.1% for the same period in 2006. Average loans represented 87.9% of average deposits in the first nine months of 2007 and 82.5% for the comparable period in 2006. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 65.9% and 63.7% for the nine-month periods ended September 30, 2007 and 2006 respectively.

The decrease in deposits of $18,478 from December 31, 2006 to September 30, 2007 was due primarily to a reduction of public fund deposits, which tend to be seasonal. Noninterest bearing deposits increased $3,057 from December 31, 2006.

Shareholders’ equity was $258,847 on September 30, 2007 compared to $253,247 on December 31, 2006. Book value (shareholders’ equity) per common share was $13.89 at September 30, 2007 versus $13.50 at year-end 2006. Accumulated other comprehensive income/loss decreased book value per share by $0.15 at September 30, 2007 and $0.08 at December 31, 2006. Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity. The increase in the Company’s accumulated other comprehensive loss since the end of 2006 was due to an increase in the unrealized loss on the Company’s investment securities portfolio. The increase in unrealized loss on the portfolio was due to the rise in market investment rates from year-end.

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

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 46.7% of total loans at September 30, 2007 and 50.2% at December 31, 2006. The Company anticipates this category of loans to decrease as a large portion of future residential real estate loan originations will be sold to the secondary market. On September 30, 2007, the Company had $1,076 of residential real estate loans held for sale, which was a decrease from the year-end balance of $2,162. The Company generally retains the servicing rights on mortgages sold.

Non-performing loans totaled $17,575, or 1.06% of total loans, as of September 30, 2007, compared to $16,938, or 1.07% of total loans, as of September 30, 2006, and $17,481, or 1.11% of loans at December 31, 2006. The allowance for loan losses was $13,169 as of September 30, 2007 and represented 0.79% of total outstanding loans compared to $12,792 as of December 31, 2006 or .81% of total outstanding loans. Because of the acquisition of the three thrift institutions in the first six months of 2006 and their large residential real estate loan portfolios, the percentage of loan loss to total outstanding loans is lower than the Company’s historical amounts.

The provision for loan losses was $1,184 in the third quarter of 2007 compared to $570 for the same period in 2006 and $899 for the second quarter of 2007. The provision increased on a linked quarter basis as a result of the overall growth in commercial loans and an increase in the specific allocations for certain non-performing and watch list loans. Net loan losses were $1,127 for the third quarter of 2007 compared to $1,114 for the same period a year ago. For the nine months ended September 30, 2007, net loan losses were $2,402, or 0.20% of average loans outstanding, compared to $2,216 of net loan losses for the nine months ended September 30, 2006, which represented 0.23% of average loans outstanding for that period. The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and information about specific borrower situations. The allowance for loan losses as of September 30, 2007 was considered adequate by management.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of September 30, 2007, the Company had $502,900 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax loss of $4,292 was recorded to adjust the AFS portfolio to current market value at September 30, 2007, compared to an unrealized pre-tax loss of $2,291 at December 31, 2006. Unrealized losses on AFS securities have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 85.4% and 86.7% of total average earning assets for the nine-month periods ending

September 30, 2007 and 2006. Total interest-bearing deposits averaged 89.6% and 89.1% of average total deposits for the nine-month periods ending September 30, 2007 and 2006, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $270,700 outstanding at September 30, 2007. These advances have interest rates ranging from 2.36% to 6.50%. Approximately $65,000 of these advances were obtained for short-term liquidity needs and had original maturities of six months or less. The remaining advances were originally long-term advances with approximately $8,000 maturing in 2007, $29,000 maturing in 2008, $10,000 maturing in 2009, $73,000 maturing in 2010, $20,000 maturing in 2011, and $66,000 maturing in 2012 and beyond.

Capital Resources

Total shareholders’ equity was $258,847 at September 30, 2007, which was a slight increase of $5,600 compared to the $253,247 of shareholders’ equity at December 31, 2006. The increase in retained earnings more than offset the change in accumulated other comprehensive loss related to the investment securities.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At September 30, 2007, Tier 1 capital to total average assets was 7.0%. Tier 1 capital to risk-adjusted assets was 10.1%. Total capital to risk-adjusted assets was 10.9%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company’s subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.140 per share in the third quarter of 2007 versus $0.133 for the third quarter of 2006. For the nine months of 2007, the Company declared and paid common dividends of $0.415 per share compared to $0.395 for the first nine months of 2006.

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

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. In addition, the Company has a $30 million line of credit available for borrowing purposes and the Company’s affiliates have access to the Federal Home Loan Bank.

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

Off-Balance Sheet Arrangements

In the normal course of business we are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity or capital. These arrangements at September 30, 2007, are presented in the following table:

September 30, 2007

Commitments to extend credit
Revolving home equity lines	$112,457
Construction loans	119,061
Other loans	134,180
Standby letters of credit	22,634
Total	$388,332

The same credit policies are used to make these commitments as are used for on-balance sheet loans, including obtaining collateral at exercise of the commitment. Commitments may expire without being used.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. See “Liquidity” and “Interest Rate Risk” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for qualitative and quantitive disclosures about market risk, which information is incorporated herein by reference. There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2007 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c)             The activity in the Company’s Stock Repurchase Program for the third quarter of 2007 was as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value of Shares) (or Units) That May Yet Be Purchased Under the Plans or Programs (1)

July 2007	70,000	$16.20	70,000	405,000

August 2007	—	—	—	405,000

September 2007	25,966	$16.41	25,966	379,034
Total	95,966		95,966	—

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

November 2, 2007

/s/ James L. Saner, Sr.
James L. Saner Sr.
President and Chief Executive Officer

November 2, 2007

/s/ James M. Anderson
James M. Anderson
Senior Vice President and Chief Financial Officer