Form 10-K
period 2007-12-31
MAINSOURCE FINANCIAL GROUP
filed 2008-03-17
CIK 720002

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

Commission file number 0-12422

MAINSOURCE FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1562245 (I.R.S. Employer Identification No.)
2105 North State Road 3 Bypass Greensburg, Indiana 47240 (Address of principal executive offices) (Zip code)
Registrant's telephone number, including area code: (812) 663-6734
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act
Common shares, no par value (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $314,516,912 as of June 30, 2007.

As of March 10, 2008, there were outstanding 18,570,139 common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K Into Which Incorporated
Definitive Proxy Statement for Annual Meeting of Shareholders to be held May 1, 2008	Part III (Items 10 through 14)

FORM 10-K

TABLE OF CONTENTS

PART I		Page
Item 1	Business	3
Item 1A	Risk Factors	5
Item 1B	Unresolved Staff Comments	8
Item 2	Properties	8
Item 3	Legal Proceedings	8
Item 4	Submission of Matters to a Vote of Security Holders	8

PART II
Item 5	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9
Item 6	Selected Financial Data	11
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	22
Item 8	Financial Statements and Supplementary Data	23
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48
Item 9A	Controls and Procedures	48
Item 9B	Other Information	48

PART III
Item 10	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions and Director Independence
Item 14	Principal Accounting Fees and Services

PART IV
Item 15	Exhibits, Financial Statement Schedules	49

       Pursuant to General Instruction G, the information called for by Items 10–14 is omitted by MainSource Financial Group, Inc. since MainSource Financial Group, Inc. will file with the Commission a definitive proxy statement to shareholders pursuant to Regulation 14A not later than 120 days after the close of the fiscal year containing the information required by Items 10–14.

PART I.

ITEM 1.    BUSINESS
(Dollars in thousands except per share data)

General

       MainSource Financial Group, Inc. ("the Company") is a financial holding company based in Greensburg, Indiana. As of December 31, 2007, the Company owned three banking subsidiaries: MainSource Bank, MainSource Bank of Illinois, and MainSource Bank — Ohio (together "the Banks"). The Company also owns all of the outstanding stock of MainSource Bank — Hobart, although substantially all of the assets of that bank were transferred to MainSource Bank in May, 2007. The Company is a party to an agreement to sell the stock of MainSource Bank — Hobart to a third party, which sale is anticipated to be comsummated in the first quarter of 2008. Through its non-bank affiliates, the Company provides services incidental to the business of banking. Since its formation in 1982, the Company has acquired and established various institutions and financial services companies and may acquire additional financial institutions and financial services companies in the future. For further discussion of the business of the Company see Management's Discussion and Analysis in Part II, Item 7.

       As of December 31, 2007, the Company operated 79 branch banking offices in Indiana, Illinois, and Ohio as well as eight insurance offices in Indiana. As of December 31, 2007, the Company had consolidated assets of $2,536,437, consolidated deposits of $1,901,829 and shareholders' equity of $264,102.

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

       The lending activities of the Banks are separated into primarily the categories of commercial/agricultural, real estate and consumer. Loans are originated by the lending officers of the Banks subject to limitations set forth in lending policies. The Boards of Directors of each Bank review loans up to the Bank's legal lending limits, monitor concentrations of credit, problem and past due loans and charge-offs of uncollectible loans and formulate loan policy. The Banks maintain conservative loan policies and underwriting practices in order to address and manage loan risks. These policies and practices include granting loans on a sound and collectible basis, serving the legitimate needs of the community and the general market area while obtaining a balance between maximum yield and minimum risk, ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan, developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category and developing and applying adequate collection policies.

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

       Residential real estate lending has been the largest component of the loan portfolio for many years. All affiliate banks generate residential mortgages for their own portfolios. However, the Company elects to sell the majority of its fixed rate mortgages into the secondary market while maintaining the servicing of such loans. At December 31, 2007, the Company was servicing a $533 million residential real estate loan portfolio. By originating loans for sale in the secondary market, the Company can more fully satisfy customer demand for fixed rate residential mortgages and increase fee income, while reducing the risk of loss caused by rising interest rates.

       The principal source of revenues for the Company is interest and fees on loans, which accounted for 69.1% of total revenues in 2007, 67.6% in 2006 and 63.7% in 2005.

       The Company's investment securities portfolio is primarily comprised of U. S. Treasuries, federal agencies, state and municipal bonds, U. S. government sponsored entity's mortgage-backed securities and corporate securities. The Company has classified its entire investment portfolio as available for sale, with fair value changes reported separately in shareholders' equity. Funds invested in the investment portfolio generally represent funds not immediately required to meet loan demand. Income related to the Company's investment portfolio accounted for 14.2% of total revenues in 2007, 16.0% in 2006 and 18.3% in 2005. As of December 31, 2007, the Company had not identified any securities as being "high risk" as defined by the FFIEC Supervisory Policy Statement on Securities Activities.

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

       The Company's Banks are located in predominantly non-metropolitan areas and their business is centered in loans and deposits generated within markets considered largely rural in nature. In addition to competing vigorously with other banks, thrift institutions, credit unions and finance companies located within their service areas, we also compete, directly and indirectly, with all providers of financial services.

Employees

       As of December 31, 2007, the Company and its subsidiaries had 805 full-time equivalent employees to whom it provides a variety of benefits and with whom it enjoys excellent relations. None of our employees are subject to collective bargaining agreements.

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

       Acquisitions by the Company of banks and savings associations are subject to federal and state regulation. Any acquisition by the Company of more than five percent of the voting stock of any bank requires prior approval of the FRB, the FDIC and, if applicable, state regulators. Acquisition of savings associations is also subject to the approval of the OTS and acquisition of national banks is subject to the approval of the OCC.

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

       The Company is under the jurisdiction of the Securities and Exchange Commission ("SEC") and state securities commission for matters relating to the offering and sale of its securities. The Company is subject to the SEC's rules and regulations relating to, among other things, periodic reporting, reporting to shareholders, proxy solicitation and insider trading.

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

       The deposits of the Company's banking subsidiaries are insured to the maximum extent permitted by law by the Deposit Insurance Fund ("DIF") of the FDIC, which was created in 2006 as the result of the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the "FDI" Act). The FDI Act provided for several additional changes to the deposit insurance system, including adjusting the deposit insurance limits (currently $100,000 for most accounts) every 5 years beginning in 2011 based on an inflation index, increasing the insurance limit for retirement accounts from $100,000 to $250,000, and allocating an aggregate of $4.7 billion of one-time credits to banks to offset the insurance premiums charged to such banks by the FDIC.

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

Capital Requirements

       The Company and its subsidiary Banks must meet certain minimum capital requirements mandated by each of their state or federal regulators. These regulatory agencies require BHCs and banks to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. The FRB requires BHCs to maintain a minimum Tier 1 leverage ratio of 3 percent capital to total assets; however, for all but the most highly rated institutions which do not anticipate significant growth, the minimum Tier 1 leverage ratio is 3 percent plus an additional cushion of 100 to 200 basis points. As of December 31, 2007, the Company's leverage ratio of capital to total assets was 7.1%. The FRB and FDIC each have approved the imposition of "risk-adjusted" capital ratios on BHCs and financial institutions. The Company's Tier 1 Capital to Risk-Weighted Assets Ratio was 10.0% and its Total Capital to Risk-Weighted Assets Ratio was 10.8% at December 31, 2007. The Company's Banks had capital to asset ratios and risk- adjusted capital ratios at December 31, 2007, in excess of the applicable minimum regulatory requirements.

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

       As of December 31, 2007, our total loan portfolio was approximately $1.7 billion or 67% of our total assets. Three major components of the loan portfolio are loans principally secured by real estate, approximately $1.3 billion or 78% of total loans, other commercial loans, approximately $214 million or 13% of total loans, and consumer loans, approximately $127 million or 9% of total loans. Our credit risk with respect to our consumer installment loan portfolio and commercial loan portfolio relates principally to the general creditworthiness of individuals and businesses within our local market area. Our credit risk with respect to our residential and commercial real estate mortgage and construction loan portfolio relates principally to the general creditworthiness of individuals and businesses and the value of real estate serving as security for the repayment of the loans. A related risk in connection with loans secured by commercial real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as security.

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

       We are and will continue to be dependent upon the services of our management team. The loss of any of our senior managers could have an adverse effect on our growth and performance because of their skills, knowledge of the markets in which we operate and years of industry experience and the difficulty of promptly finding qualified replacement personnel. The loss of key personnel in a particular market could have an adverse effect on our performance in that market because it may be difficult to find qualified replacement personnel who are already located in or would be willing to relocate to a non-metropolitan market. Recently, our former President and Chief Executive Officer resigned and was replaced by an interim President and CEO, Robert E. Hoptry. We are currently conducting a search for a permanent President and CEO. This transition may be a distraction to senior management, business operations, and customers.

Significant interest rate volatility could reduce our profitability.

       Our results of operations are affected principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings. We cannot predict or control changes in interest rates. National, regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, affect market interest rates. While we have instituted policies and procedures designed to manage the risks from changes in market interest rates, at any given time our assets and liabilities will likely be affected differently by a given change in interest rates, principally because we do not match the maturities of our loans and investments precisely with our deposits and other funding sources. Changes in interest rates may also affect the level of voluntary prepayments on our loans and the level of financing or refinancing by customers. As of December 31, 2007, we had a negative interest rate gap of 36% of interest earning assets in the one-year time frame. Although this is within our internal policy limits, our earnings will be adversely affected in periods of rising interest rates because, during such periods, the interest expense paid on deposits and borrowings will generally increase more rapidly than the interest income earned on loans and investments. If such an interest rate increase occurred gradually, we would use our established procedures to attempt to mitigate the effects over time. However, if such an interest rate increase occurred rapidly, or interest rates exhibited volatile increases and decreases, we might be unable to mitigate the effects, and our net interest income could suffer significant adverse effects. While management intends to continue to take measures to mitigate interest rate risk, we cannot assure you that such measures will be entirely effective in minimizing our exposure to the risk of rapid changes in interest rates.

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

•
a decrease in the demand for our products and services; and

•
a decrease in the value of collateral for loans, especially real estate, in turn reducing customers' borrowing power, the value of assets associated with problem loans and collateral coverage.

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

•
diversion of management's attention from other business concerns;

•
risks and expenses of entering new geographic markets;

•
potential significant loss of depositors or loan customers from the acquired institution; and

•
exposure to undisclosed or unknown liabilities of an acquired institution.

       Any of these acquisition risks could result in unexpected losses or expenses and thereby reduce the expected benefits of the acquisition.

Unanticipated costs related to our acquisition strategy could reduce MainSource's future earnings per share.

       MainSource believes it has reasonably estimated the likely costs of integrating the operations of the banks it acquires into MainSource and the incremental costs of operating such banks as a part of the MainSource family. However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses, such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on the results of operations and financial condition of MainSource. If unexpected costs are incurred, acquisitions could have a dilutive effect on MainSource's earnings per share. In other words, if MainSource incurs such unexpected costs and expenses as a result of its acquisitions, MainSource believes that the earnings per share of MainSource common stock could be less than they would have been if those acquisitions had not been completed.

MainSource may be unable to successfully integrate the operations of the banks it has acquired and may acquire in the future and retain employees of such banks.

       MainSource's acquisition strategy involves the integration of the banks MainSource has acquired and may acquire in the future as MainSource subsidiary banks. The difficulties of integrating the operations of such banks with MainSource and its other subsidiary banks include:

•
coordinating geographically separated organizations;

•
integrating personnel with diverse business backgrounds;

•
combining different corporate cultures; and

•
retaining key employees.

       The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of MainSource, its subsidiary banks and the banks MainSource has acquired and may acquire in the future and the loss of key personnel. The integration of such banks as MainSource subsidiary banks requires the experience and expertise of certain key employees of such banks who are expected to be retained by MainSource. We cannot be sure, however, that MainSource will be successful in retaining these employees for the time period necessary to successfully integrate such banks' operations as subsidiary banks of MainSource. The diversion of management's attention and any delays or difficulties encountered in connection with the mergers, along with the integration of the banks as MainSource subsidiary banks, could have an adverse effect on the business and results of operation of MainSource.

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

       Since 2002, our Indiana state financial institutions taxes have been reduced by our use of subsidiaries we formed in the State of Nevada to hold a significant portion of our investment portfolio. Nevada has no state or local income tax, and we take the position that none of this income is subject to the Indiana financial institutions tax. For the year ended December 31, 2007, our net savings in Indiana tax from this arrangement (after federal tax) was approximately $900,000. Management believes that this arrangement is permitted under Indiana law, and Indiana tax authorities have not challenged our tax returns in this regard. If we were not permitted to realize state tax savings from this arrangement, it would cause our net income after taxes to be lower in the future, and if Indiana tax authorities challenged our arrangement and were successful in assessing additional taxes, interest and penalties for prior years, we might be forced to take a special charge to our earnings in the amount of the assessment.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

       None.

ITEM 2.    PROPERTIES

       As of December 31, 2007, the Company leased space from one of its subsidiaries for use as its corporate headquarters. The Company's subsidiaries own, or lease, all of the facilities from which they conduct business. All leases are comparable to other leases in the respective market areas and do not contain provisions materially detrimental to the Company or its subsidiaries. As of December 31, 2007 the Company had 79 banking locations of which MainSource Bank had 67, MainSource Bank of Illinois had seven, and MainSource Bank — Ohio had five. In addition, the Company operates eight insurance offices in Indiana. At December 31, 2007, the Company had approximately $40 million invested in premises and equipment.

ITEM 3.    LEGAL PROCEEDINGS

       The Company and its subsidiaries may be parties (both plaintiff and defendant) to ordinary litigation incidental to the conduct of business. Management is presently not aware of any material pending or contemplated legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted during the fourth quarter of 2007 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER'S PURCHASES OF EQUITY SECURITIES

Market Information

       The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol MSFG. The Common Stock was held by approximately 4,000 shareholders at March 10, 2008. The quarterly high and low closing prices for the Company's common stock as reported by NASDAQ and quarterly cash dividends declared and paid are set forth in the tables below. All per share data is retroactively restated for all stock dividends and splits.

       The range of known per share prices by calendar quarter, based on actual transactions, excluding commissions, is shown below.

	Market Prices
2007	Q1	Q2	Q3	Q4

High	$17.53	$17.50	$19.01	$18.09
Low	$15.42	$16.15	$15.03	$14.36
2006	Q1	Q2	Q3	Q4

High	$18.52	$18.13	$16.93	$17.88
Low	$17.05	$15.57	$15.30	$16.05
	Cash Dividends
2007	Q1	Q2	Q3	Q4

	$0.135	$0.140	$0.140	$0.140
2006	Q1	Q2	Q3	Q4

	$0.129	$0.133	$0.133	$0.133

Equity Compensation Plan Information

       The following table sets forth information regarding securities authorized for issuance under the Company's equity compensation plans as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	275,837	$18.07	574,945
Equity compensation plans not approved by security holders	—	—	—

Total	275,837	$18.07	574,945

Stock Performance Graph

       The following performance graph compares the performance of our common shares to the performance of the NASDAQ Market Index (U.S.) and the NASDAQ Bank Stocks Index for the 60 months ended December 31, 2007. The graph assumes an investment of $100 in each of the Company's common shares, the NASDAQ Market Index (U.S.) and the NASDAQ Bank Stocks Index on December 21, 2002.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

MainSource Financial Group	100.00	133.45	163.27	123.12	122.94	109.50
NASDAQ MARKET INDEX (U.S.)	100.00	150.01	162.89	165.13	180.85	198.60
NASDAQ Bank Stocks Index	100.00	129.93	144.21	137.97	153.15	119.35

Purchases of Equity Securities

       The activity in the Company's Stock Repurchase Program for the fourth quarter of 2007 was as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)

October 2007	148	$17.02	148	378,886
November 2007	66,032	$15.70	66,032	312,854
December 2007	110	$16.00	110	312,744

(1)
On March 22, 2007, the Company announced that its Board of Directors had approved a stock repurchase program effective April 1, 2007, for the purchase of up to 2.5% of its outstanding common shares, or approximately 500,000 shares. The program expires on March 31, 2008, unless completed sooner or otherwise extended.

ITEM 6.    SELECTED FINANCIAL DATA

Selected Financial Data
(Dollar amounts in thousands except per share data)

	2007	2006	2005	2004	2003

Results of Operations
Net interest income	$74,397	$68,268	$53,648	$50,002	$44,232
Provision for loan losses	5,745	1,819	1,040	600	1,325
Noninterest income	28,126	23,039	17,332	19,544	19,443
Noninterest expense	68,020	59,642	48,576	45,880	40,448
Income before income tax	28,758	29,846	21,364	23,066	21,902
Income tax	6,888	7,605	5,172	6,273	6,597
Net income	21,870	22,241	16,192	16,793	15,305
Dividends paid on common stock	10,392	8,944	6,514	5,421	4,873
Per Common Share*
Earnings per share (basic)	$1.17	$1.30	$1.23	$1.41	$1.31
Earnings per share (diluted)	1.17	1.29	1.23	1.41	1.31
Dividends paid	0.555	0.529	0.495	0.453	0.415
Book value — end of period	14.22	13.50	11.39	10.17	9.02
Market price — end of period	15.56	16.94	17.00	22.74	18.55
At Year End
Total assets	$2,536,437	$2,429,773	$1,645,605	$1,549,379	$1,442,729
Investment securities	489,739	485,259	450,814	428,686	425,542
Loans, excluding held for sale	1,693,678	1,574,384	957,995	929,005	855,471
Allowance for loan losses	14,331	12,792	10,441	11,698	11,509
Total deposits	1,901,829	1,859,689	1,352,697	1,226,367	1,191,310
Notes payable	—	—	—	9,100	12,500
Federal Home Loan Bank advances	257,099	208,443	41,547	90,981	62,751
Subordinated debentures	41,239	41,239	29,898	29,898	29,898
Shareholders' equity	264,102	253,247	161,069	123,320	105,424
Financial Ratios
Return on average assets	0.90%	1.06%	1.04%	1.13%	1.14%
Return on average common shareholders' equity	8.49	10.39	11.27	14.70	15.07
Allowance for loan losses to total loans (year end, excluding held for sale)	0.85	0.81	1.09	1.26	1.35
Allowance for loan losses to total non-performing loans (year end)	69.93	73.18	102.19	83.31	77.65
Shareholders' equity to total assets (year end)	10.41	10.42	9.79	7.96	7.31
Average equity to average total assets	10.57	10.13	9.18	7.95	7.57
Dividend payout ratio	47.52	40.21	40.23	32.28	31.84

*
Adjusted for stock split and dividends

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis
(Dollar amounts in thousands except per share data)

Forward-Looking Statements

       Except for historical information contained herein, the discussion in this Annual Report includes certain forward-looking statements based upon management expectations. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Company's loan and investment portfolios; the Company's ability to integrate acquisitions, the impact of our continuing acquisition strategy, and other factors, including the risk factors set forth in Item 1A of this Annual Report on Form 10-K and in other reports we file from time to time with the Securities and Exchange Commission.

Overview

       MainSource Financial Group, Inc. ("MainSource or Company") is a financial holding company whose principal activity is the ownership and management of its three wholly owned subsidiary banks ("Banks"): MainSource Bank headquartered in Greensburg, Indiana, MainSource Bank of Illinois headquartered in Kankakee, Illinois, and MainSource Bank — Ohio headquartered in Troy, Ohio. The banks operate under state charters and are subject to regulation by their respective state regulatory agencies and the Federal Deposit Insurance Corporation. Non-banking subsidiaries include MainSource Insurance, LLC and MainSource Title, LLC. Both of these subsidiaries are subject to regulation by the Indiana Department of Insurance. The Company also owns all of the outstanding stock of MainSource Bank — Hobart, although substantially all of the assets of that bank were transferred to MainSource Bank in May, 2007.

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

       The Company continued its history of external growth through acquisitions during 2006 by acquiring three whole bank institutions and purchasing five branches from an in-market competitor. In March, 2006, the Company acquired 100% of the outstanding shares of Union Community Bancorp ("Union"). In May, 2006, the Company acquired 100% of the outstanding shares of HFS Bank, F.S.B. ("HFS"). In June, 2006, the Company acquired 100% of the outstanding shares of Peoples Ohio Financial Corporation ("Peoples"). In August, 2006, the Company purchased five branches from First Financial Bank. In total, these acquisitions added approximately $598 million in loans and $490 million in deposits.

       In February, 2008, the Company announced the execution of a definitive agreement to acquire 1st Independence Financial Group, Inc. headquartered in Louisville, Kentucky. As of December 31, 2007, 1st Independence had approximately $350 million in assets, $280 million in loans, and $255 million in deposits. The agreement provides that 1st Independence's shareholders will receive $5.475 in cash and .881036 shares of MainSource common stock for each share of 1st Independence stock owned. The transaction value is estimated at $37 million. The consideration to be paid to 1st Independence's shareholders may be adjusted at closing based on the value of 1st Independence's consolidated tangible shareholders' equity, subject to certain adjustments, as well as the closing price of the Company's common stock prior to closing. The transaction, which is expected to close in the third quarter of 2008, is subject to various regulatory approvals and the approval of 1st Independence's shareholders. The Company is continuously reviewing other acquisition targets including branches, whole banks, and other financial service related entities focusing on the four-state Midwest region of Indiana, Illinois, Kentucky, and Ohio.

Results of Operations

       Net income was $21,870 in 2007, $22,241 in 2006, and $16,192 in 2005. Earnings per common share on a fully diluted basis were $1.17 in 2007, $1.29 in 2006, and $1.23 in 2005. The decrease from 2006 to 2007 in overall net income and earnings per share was primarily attributable to three factors: the decrease in the Company's net interest margin, the increase in the Company's loan loss provision expense, and the expenses incurred for the data processing system conversions of the Hobart and Crawfordsville affiliates. Key measures of the operating performance of the Company are return on average assets, return on average shareholders' equity, and efficiency ratio. The Company's return on average assets was 0.90% for 2007 compared to 1.06% for 2006 and return on average shareholders' equity was 8.5% in 2007 compared to 10.4% in 2006. The Company's efficiency ratio, which measures the non-interest expenses of the Company as a percentage of its net interest income (on a fully taxable equivalent basis) and its non-interest income, was 64.4% in 2007 compared to 63.6% in 2006.

Net Interest Income

       Net interest income and net interest margin are influenced by the volume and yield or cost of earning assets and interest-bearing liabilities. Tax equivalent net interest income of $77,603 in 2007 increased from $71,345 in 2006. Net interest margin, on a fully-taxable equivalent basis, was 3.60% for 2007 compared to 3.81% for the same period a year ago. Due to the relatively flat nature of the yield curve for most of 2007, the Company's cost of funds increased steadily throughout the year and outpaced the increase in the yield on earning assets. Partially offsetting this trend was a favorable shift in the Company's volume and mix of earning assets as lower-yielding residential real estate loans were replaced by higher-yielding commercial loans.

       The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)*

	2007				2006				2005

Assets	Average Balance	Interest	Average Rate		Average Balance	Interest	Average Rate		Average Balance	Interest	Average Rate

Short-term investments	$2,601	$131	5.04%		$4,210	$141	3.35%		$4,010	$71	1.77%
Federal funds sold and money market accounts	10,458	575	5.50		8,249	394	4.78		4,889	197	4.03
Securities
Taxable	401,006	19,661	4.90		382,912	18,176	4.75		359,116	13,819	3.85
Non-taxable*	121,737	7,621	6.26		121,257	7,540	6.22		105,251	6,251	5.94

Total securities	522,743	27,282	5.22		504,169	25,716	5.10		464,367	20,070	4.32
Loans**
Commercial	770,269	55,243	7.17		594,294	43,128	7.26		490,832	33,056	6.73
Residential real estate	556,136	41,625	7.48		488,477	33,362	6.83		225,358	14,083	6.25
Consumer	290,930	23,177	7.97		270,885	21,067	7.78		219,281	15,555	7.09

Total loans	1,617,335	120,045	7.42		1,353,656	97,557	7.21		935,471	62,694	6.70

Total earning assets	2,153,137	148,033	6.88		1,870,284	123,808	6.62		1,408,737	83,032	5.89

Cash and due from banks	56,498				58,562				47,595
Unrealized gains (losses) on securities	(4,634)				(7,643)				(2,601)
Allowance for loan losses	(13,296)				(12,667)				(11,754)
Premises and equipment,net	39,829				35,926				26,291
Intangible assets	136,189				103,008				50,845
Accrued interest receivable and other assets	70,789				55,580				44,905

Total assets	$2,438,512				$2,103,050				$1,564,018

Liabilities
Interest-bearing deposits DDA, savings, and money market accounts	$776,693	$14,853	1.91		$711,111	$11,130	1.57		$616,398	$6,916	1.12
Certificates of deposit	864,074	38,820	4.49		731,603	28,152	3.85		483,457	13,183	2.73

Total interest-bearing deposits	1,640,767	53,673	3.27		1,442,714	39,282	2.72		1,099,855	20,099	1.83
Short-term borrowings	48,943	1,856	3.79		33,586	1,332	3.97		38,720	975	2.52
Subordinated debentures	41,239	3,333	8.08		31,750	2,475	7.80		29,898	1,938	6.48
Notes payable and FHLB borrowings	236,706	11,568	4.89		189,171	9,374	4.96		95,525	3,815	3.99

Total interest-bearing liabilities	1,967,655	70,430	3.58		1,697,221	52,463	3.09		1,263,998	26,827	2.12
Demand deposits	190,162				174,218				144,647
Other liabilities	23,062				17,622				11,737

Total liabilities	2,180,879				1,889,061				1,420,382
Shareholders' equity	257,633				213,989				143,636

Total liabilities and shareholders' equity	$2,438,512	70,430	3.27	***	$2,103,050	52,463	2.81	***	$1,564,018	26,827	1.90	***

Net interest income		$77,603	3.60	****		$71,345	3.81	****		$56,205	3.99	****

Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$3,206				$3,077				$2,557

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

Volume/Rate Analysis of Changes in Net Interest Income
(Tax Equivalent Basis)

	2007 OVER 2006			2006 OVER 2005
	Volume	Rate	Total	Volume	Rate	Total

Interest income
Loans	$19,645	$2,843	$22,488	$30,092	$4,771	$34,863
Securities	961	605	1,566	2,024	3,622	5,646
Federal funds sold and money market funds	117	64	181	166	31	197
Short-term investments	(81)	71	(10)	(1)	71	70

Total interest income	20,643	3,582	24,225	32,281	8,495	40,776

Interest expense
Interest-bearing DDA, savings, and money market accounts	$1,305	$2,418	$3,723	$1,440	$2,774	$4,214
Certificates of deposit	5,986	4,682	10,668	9,554	5,415	14,969
Borrowings	2,911	(193)	2,718	4,428	1,488	5,916
Subordinated debentures	769	89	858	142	395	537

Total interest expense	10,971	6,996	17,967	15,564	10,072	25,636

Change in net interest income	$9,672	$(3,414)	6,258	$16,717	$(1,577)	15,140

Change in tax equivalent adjustment			129			520

Change in net interest income before tax equivalent adjustment			$6,129			$14,620

Provision for Loan Losses

       The Company expensed $5,745 in provision for loan losses in 2007. This level of provision allowed the Company to maintain an adequate allowance for loan losses. This topic is discussed in detail under the heading "Loans, Credit Risk and the Allowance and Provision for Loan Losses".

Non-interest Income and Expense

				Percent Change
	2007	2006	2005	07/06	06/05

Non-interest income
Insurance commissions	$1,864	$1,821	$1,991	2.4%	-8.5%
Mortgage banking	2,921	2,279	2,693	28.2%	-15.4%
Trust and investment product fees	1,569	1,187	1,119	32.2%	6.1%
Service charges on deposit accounts	13,312	9,491	7,510	40.3%	26.4%
Net realized gains/(losses) on securities sales	114	145	(2,179)	-21.4%	-106.7%
Increase in cash surrender value of life insurance	1,535	1,255	891	22.3%	40.9%
Interchange income	3,159	2,617	1,926	20.7%	35.9%
Other	3,652	4,244	3,381	-13.9%	25.5%

Total non-interest income	$28,126	$23,039	$17,332	22.1%	32.9%

Non-interest expense
Salaries and employee benefits	$38,063	$33,073	$27,121	15.1%	21.9%
Net occupancy	5,347	4,755	3,542	12.5%	34.2%
Equipment	5,788	5,361	4,123	8.0%	30.0%
Intangibles amortization	2,666	2,236	1,306	19.2%	71.2%
Telecommunications	1,924	1,916	1,664	0.4%	15.1%
Stationery, printing, and supplies	1,475	1,408	984	4.8%	43.1%
Other	12,757	10,893	9,836	17.1%	10.7%

Total non-interest expense	$68,020	$59,642	$48,576	14.0%	22.8%

Non-interest Income

       Non-interest income was $28,126 for 2007 compared to $23,039 for the same period in 2006. The acquisitions closed in 2006 were the primary driver of this increase as the Company realized the full-year effect in 2007. Non-interest income as a percent of non-interest expense was 41.3% for 2007 compared to 38.6% for 2006.

       Total non-interest income was $23,039 for 2006 compared to $17,332 for 2005, an increase of $5,707 and 32.9% The primary drivers of the increase in non-interest income were the acquisitions of the three whole banks in 2006 and the change in securities gains and losses year over year. In total, the acquisitions accounted for approximately $2,175 of non-interest income with approximately half of this income related to service charges on deposit accounts. In 2005, the Company incurred net losses on securities sales of $2,179 compared to net gains on securities sales of $145 in 2006. The securities losses incurred in 2005 were primarily related to the portfolio restructuring that took place at the end of 2005. This restructuring involved the sale of $85 million in under-performing securities and resulted in a pre-tax loss of $2.7 million.

Non-interest Expense

       Total non-interest expense was $68,020 in 2007 compared to $59,642 in 2006, an increase of $8,378 and 14.0%. The full-year effect of the 2006 acquisitions was the primary driver of this increase and added approximately $6 million of expenses to 2007. In addition, the Company incurred approximately $900 of expenses related to the data processing system conversions of its Hobart and Crawfordsville, Indiana affiliates.

       Total non-interest expense was $59,642 in 2006 compared to $48,576 in 2005, an increase of $11,066 and 22.8%. The primary driver of the increase in non-interest expense was the acquisitions of the three whole banks in 2006. As a result of the 2006 bank acquisitions, the Company added 18 offices to its branch network bringing its total to 80 at the end of 2006. In total, the acquisitions accounted for approximately $9,700 of non-interest expense in 2006 with approximately half of this expense related to salaries and employee benefits. Excluding acquisition-related activity, the Company's non-interest expense would have been approximately $49,950 in 2006, an increase of 2.8%.

Income Taxes

       The effective tax rate was 24.0% in 2007, 25.5% in 2006, and 24.2% in 2005. The decrease in the Company's effective tax rate from 2006 to 2007 was primarily attributable to the purchase of a new markets tax credit investment in 2007. The Company and its subsidiaries file consolidated income tax returns.

Balance Sheet

       At December 31, 2007, total assets were $2,536,437 compared to $2,429,773 at December 31, 2006, an increase of $107 million. The increase was primarily attributable to the organic growth in the Company's loan portfolio, which grew by $119 million.

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

       Total loans (excluding those held for sale) increased by $119 million from year-end 2006. The increase in commercial loans (including commercial real estate and construction and development loans) was the primary driver of this increase. In total, commercial loans grew by $133 million, or approximately 20%. Residential real estate loans continue to represent the largest portion of the total loan portfolio. With the acquisition of the three thrift institutions in 2006 and their corresponding large residential real estate portfolios, such loans represented 46% of total loans at December 31, 2007 compared to 50% of total loans at the end of 2006.

       The following table details the Company's loan portfolio by type of loan.

Loan Portfolio

	December 31
	2007	2006	2005	2004	2003

Types of loans
Commercial and industrial	$214,393	$173,557	$149,074	$154,717	$158,271
Agricultural production financing	29,812	25,588	23,871	22,647	25,897
Farm real estate	42,185	46,051	38,833	38,281	37,107
Commercial real estate mortgage	376,759	326,284	202,047	213,359	183,938
Residential real estate mortgage	780,102	790,962	368,953	353,515	315,848
Construction and development	123,611	82,261	51,736	38,056	34,686
Consumer	126,816	129,681	123,481	108,430	99,724

Total loans	$1,693,678	$1,574,384	$957,995	$929,005	$855,471

       The following table indicates the amounts of loans (excluding residential and commercial mortgages and consumer loans) outstanding as of December 31, 2007 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Maturities and Sensitivity to Changes in Interest Rates of Commercial and Construction Loans

	Due: Within 1 Year	1–5 Years	Over 5 years	Total

Loan Type
Commercial and industrial	$112,559	$47,874	$53,960	$214,393
Agricultural production financing	23,274	4,417	2,121	29,812
Construction and development	91,800	21,613	10,198	123,611

Totals	$227,633	$73,904	$66,279	$367,816

Percent	62%	20%	18%	100%

Rate Sensitivity
Fixed Rate	$28,303	$33,220	$28,817	$90,340
Variable Rate	249,735	27,617	124	277,476

Totals	$278,038	$60,837	$28,941	$367,816

       The Company regards its ability to identify and correct loan quality problems as one of its greatest strengths. Loans are placed on "non-accrual" status when, in management's judgment, the collateral value and/or the borrower's financial condition does not justify accruing interest. As a general rule, commercial and real estate loans are reclassified to nonaccrual status at or before becoming 90 days past due. Interest previously recorded is reversed and charged against current income. Subsequent interest payments collected on nonaccrual loans are thereafter applied as a reduction of the loan's principal balance. Non-performing loans were $20,493 as of December 31, 2007 compared to $17,481 as of December 31, 2006 and represented 1.21% of total loans at December 31, 2007 versus 1.11% one year ago.

       The following table details the Company's non-performing loans as of December 31 for the years indicated.

Non-performing Loans

	2007	2006	2005	2004	2003

Nonaccruing loans	$18,800	$16,021	$9,984	$13,611	$14,626
Accruing loans contractually past due 90 days or more	1,693	1,460	233	431	196

Total	$20,493	$17,481	$10,217	$14,042	$14,822

% of total loans	1.21%	1.11%	1.07%	1.51%	1.73%

       The provision for loan losses was $5,745 in 2007, $1,819 in 2006, and $1,040 in 2005. The increase in the Company's provision in 2007 was primarily due to the increase in non-performing loans and the increase in net charge-offs during 2007. In addition, the Company allocated additional reserve dollars in the fourth quarter of 2007 to cover its potential exposure in its $50 million land development loan portfolio. Net charge-offs were $4,206 in 2007 compared to $3,363 in 2006 and $3,299 in 2005. As a percentage of average loans, net charge-offs equaled .26%, .25%, and .35% in 2007, 2006 and 2005, respectively.

Summary of the Allowance for Loan Losses

	2007	2006	2005	2004	2003

Balance at January 1	$12,792	$10,441	$11,698	$11,509	$9,517
Chargeoffs
Commercial	1,642	1,653	1,164	1,069	588
Commercial real estate mortgage	136	—	594	43	—
Residential real estate mortgage	446	412	869	534	555
Consumer	3,134	1,834	956	886	777

Total Chargeoffs	5,358	3,899	3,583	2,532	1,920

Recoveries
Commercial	258	65	46	123	160
Commercial real estate mortgage	—	—	—	2	43
Residential real estate mortgage	26	66	35	43	54
Consumer	868	405	203	178	252

Total Recoveries	1,152	536	284	346	509

Net Chargeoffs	4,206	3,363	3,299	2,186	1,411
Addition resulting from acquisition	—	3,895	1,002	1,775	2,078
Provision for loan losses	5,745	1,819	1,040	600	1,325

Balance at December 31	$14,331	$12,792	$10,441	$11,698	$11,509

Net Chargeoffs to average loans	0.26%	0.25%	0.35%	0.24%	0.18%
Provision for loan losses to average loans	0.36%	0.13%	0.11%	0.07%	0.17%
Allowance to total loans at year end	0.85%	0.81%	1.09%	1.26%	1.35%

Allocation of the Allowance for Loan Losses

	2007		2006		2005		2004		2003
December 31	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans

Real estate
Residential	$2,652	46%	$2,514	50%	$1,018	39%	$1,123	38%	$1,230	37%
Farm real estate	251	3	247	3	625	4	681	4	704	4
Commercial	4,386	22	4,045	21	3,233	21	3,997	23	3,907	21
Construction and development	1,085	7	359	5	763	5	648	4	658	4

Total real estate	8,374	78	7,165	79	5,639	69	6,449	69	6,499	66

Commercial
Agribusiness	167	2	138	2	412	3	464	3	491	3
Other commercial	2,593	13	2,189	11	2,440	16	2,831	17	3,003	19

Total Commercial	2,760	15	2,327	13	2,852	19	3,295	20	3,494	22

Consumer	3,114	7	2,053	8	1,435	12	1,581	11	1,053	12
Unallocated	83		1,247		515		373		463

Total	$14,331	100%	$12,792	100%	$10,441	100%	$11,698	100%	$11,509	100%

       The unallocated portion of the Company's allowance for loan losses increased significantly in 2006 as a result of the three whole bank acquisitions and those banks' differing approaches to computing the allowance. During 2007, the acquired entities' loans were subject to the Company's loan review process and fully integrated into the Company's allowance for loan losses allocation methodology. As a result of this process, the allowance dollars were allocated to the appropriate loan categories and the unallocated portion decreased.

       Management maintains a list of loans warranting either the assignment of a specific reserve amount or other special administrative attention. This watch list, together with a listing of all classified loans, nonaccrual loans and delinquent loans, is reviewed monthly by the Board of Directors of each banking subsidiary. Additionally, the Company evaluates its consumer and residential real estate loan pools for probable losses incurred based on historical trends, adjusted by current delinquency and non-performing loan levels.

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

       The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based upon management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The Company's allowance for loan losses was $14,331, or 0.85% of total loans, at December 31, 2007 compared to $12,792, or 0.81% of total loans, at the end of 2006.

       During 2006 the Company purchased certain loans that were subject to the accounting treatment under SOP 03-3 (see Note 4 to the Consolidated Financial Statements). At the time of acquisition, these loans had evidence of credit deterioration. In applying this accounting standard, an allowance for loan losses amount was not carried over or established for these loans. Instead these loans are carried at their fair value at date of acquisition including consideration of expected cash flows to be received. The valuation allowance for these purchased loans as of December 31, 2007 was $1,032. Before the adoption of SOP 03-3, this valuation allowance would have been included in the allowance for loan losses balance. Had this amount been included in the allowance for loan losses amount at December 31, 2007, the allowance would have been $15,363, or 0.91% of total loans.

Securities

       Securities offer flexibility in the Company's management of interest rate risk, and are the primary means by which the Company provides liquidity and responds to changing maturity characteristics of assets and liabilities. The Company's investment policy prohibits trading activities and does not allow investment in high-risk derivative products or junk bonds.

       As of December 31, 2007, all of the securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. A net unrealized gain of $1,958 was recorded to adjust the AFS portfolio to current market value at December 31, 2007 compared to a net unrealized loss of $2,291 at December 31, 2006.

Investment Securities
(Carrying Values at December 31)

	Within 1 Year	2–5 Yrs	6–10 Yrs	Beyond 10 Years	Total 2007

Available for sale
Federal agencies	$12,877	$11,285	$7,802	$—	$31,964
State and municipal	1,707	13,416	51,510	61,064	127,697
Mortgage-backed securities	—	—	36,822	286,384	323,206
Equity and other securities	1,506	761	0	4,605	6,872

Total available for sale	$16,090	$25,462	$96,134	$352,053	$489,739

Weighted average yield*	5.19%	5.03%	5.13%	5.45%	5.36%

*
Adjusted to reflect income related to securities exempt from federal income taxes.

       Amounts in the table above are based on scheduled maturity dates. Variable interest rates are subject to change not less than annually based upon certain interest rate indexes. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

       As of December 31, 2007, there were no corporate bonds and other securities which represented more than 10% of shareholders' equity.

       For 2007 the tax equivalent yield of the investment securities portfolio was 5.22%, compared to 5.10% and 4.32% for 2006 and 2005, respectively. The average life of the Company's investment securities portfolio was 4.42 years at December 31, 2007. With a flat to inverted yield curve for a majority of the year, investment activity was focused on sustaining the strategic positioning of the portfolio. The portfolio concentrations were maintained in mortgage related securities as well as tax exempt securities with a focus on discounted product. Entering 2008 the portfolio continues to remain positioned for long term performance with an emphasis on stable cash flows.

Sources of Funds

       The Company relies primarily on customer deposits and securities sold under agreement to repurchase ("repurchase agreements"), along with shareholders' equity to fund earning assets. Federal Home Loan Bank ("FHLB") advances are used to provide additional funding. The Company also attempts to obtain deposits through branch and whole bank acquisitions.

       Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits were 85.0% and 86.4% of total average earning assets in 2007 and 2006, respectively. Total interest-bearing deposits averaged 89.6% and 89.2% of average total deposits during 2007 and 2006. Management is continuing its efforts to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

       Repurchase agreements are high denomination investments utilized by public entities and commercial customers as an element of their cash management responsibilities. During 2007, repurchase agreements averaged $37,296, with an average cost of 3.05%.

       Another source of funding is the Federal Home Loan Bank (FHLB). The Company had FHLB advances of $257,099 outstanding at December 31, 2007. These advances have interest rates ranging from 3.4% to 6.4% (see note 9 to the consolidated financial statements for the maturity schedule of these advances). The Company averaged $224,624 in FHLB advances during 2007 compared to $176,895 during 2006. This increase in the average balance of FHLB borrowings was primarily due to the full-year effect of the acquisitions of the thrift institutions in 2006 and their significant reliance on wholesale borrowings.

Average Deposits

	2007		2006		2005

	Amount	Rate	Amount	Rate	Amount	Rate

Demand	$190,162		$174,218		$144,647
Interest Bearing Demand	446,152	1.93%	367,791	1.35%	309,551	0.84%
Savings/Money Markets	330,541	1.89	343,321	1.80	306,847	1.41
Certificates of Deposit	864,074	4.49	731,603	3.85	483,457	2.73

Totals	$1,830,929	2.93%	$1,616,933	2.72%	$1,244,502	1.62%

       As of December 31, 2007, certificates of deposit and other time deposits of $100 or more mature as follows:

	3 months or less	4–6 months	6–12 months	over 12 months	Total

Amount	$98,558	$59,882	$43,008	$36,763	$238,211
Percent	41%	25%	18%	16%

Capital Resources

       The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital ("Tier 1") consists of common shareholders' equity adjusted for unrealized gains or losses on available for sale (AFS) securities plus limited amounts of Trust Preferred Securities less goodwill and intangible assets. Total capital consists of core capital, certain debt instruments and a portion of the allowance for loan losses. At December 31, 2007, Tier 1 capital to average assets was 7.1%. Total capital to risk-weighted assets was 10.8%. Both ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of each of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

       The Trust Preferred Securities (which are classified as subordinated debentures) qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of these securities cannot constitute more than 25% of the total Tier 1 capital of the Company. Consequently, the amount of Trust Preferred Securities in excess of the 25% limitation constitutes Tier 2 capital, or supplementary capital, of the Company. As of December 31, 2007, all of the Company's Trust Preferred Securities qualify as Tier 1 capital.

       Common shareholders' equity is impacted by the Company's decision to categorize its securities portfolio as available for sale (AFS). Securities in this category are carried at fair value, and common shareholders' equity is adjusted to reflect unrealized gains and losses, net of taxes.

       The Company declared and paid common dividends of $.555 per share in 2007 compared to $.529 and $.495 in 2006 and 2005 respectively. Book value per common share increased to $14.22 at December 31, 2007 compared to $13.50 at the end of 2006. The net adjustment for AFS securities increased book value per share by $.07 at December 31, 2007 and decreased book value per share by $.08 at December 31, 2006. Depending on market conditions, the adjustment for AFS securities can cause significant fluctuations in shareholders' equity.

Liquidity

       Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors and creditors. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, loans and securities maturing within one year and money market instruments. In addition, the Company holds approximately $416 million of AFS securities maturing after one year, which can be sold to meet liquidity needs.

       Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, supports liquidity, extends the contractual maturity of liabilities, and limits reliance on volatile short-term purchased funds. Short-term funding needs may arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits, which provide a sizable source of relatively stable low-cost funds. The Company defines core deposits as all deposits except certificates of deposits greater than $100. Average core deposits funded approximately 71.6% of total earning assets during 2007 and approximately 74.1% in 2006.

       Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment. The Company has not received any directives from regulatory authorities that would materially affect liquidity, capital resources or operations.

Contractual Obligations as of December 31, 2007

	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years

Time Deposits	$822,668	$661,929	$135,623	$14,865	$10,251
FHLB Advances	257,099	89,273	81,978	35,243	50,605
Subordinated Debentures	41,239	—	—	—	41,239

Total	$1,121,006	$751,202	$217,601	$50,108	$102,095

Interest Rate Risk Management

       Interest rate risk is the exposure of the Company's financial condition to adverse changes in market interest rates. In an effort to estimate the impact of sustained interest rate movements to the Company's earnings, the Company monitors interest rate risk through computer-assisted simulation modeling of its net interest income. The Company's simulation modeling monitors the potential impact to net interest income under various interest rate scenarios. The Company's objective is to actively manage its asset/liability position within a one-year interval and to limit the risk in any of the interest rate scenarios to a reasonable level of tax-equivalent net interest income within that interval. The Company monitors compliance within established guidelines of the Funds Management Policy. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk section for further discussion regarding interest rate risk.

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

       Allowance for Loan Losses — The level of the allowance for loan losses is based upon management's evaluation of the loan and lease portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The level of allowance maintained is believed by management to be adequate to cover losses inherent in the portfolio. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.

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

New Accounting Matters

       See Note 1 to the Consolidated Financial Statements regarding the adoption of new accounting standards in 2007.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committees and Boards of Directors of the Company and its subsidiary banks. Primary market risks, which impact the Company's operations, are liquidity risk and interest rate risk, as discussed above.

       As discussed previously, the Company monitors interest rate risk by the use of computer simulation modeling to estimate the potential impact on its net interest income under various interest rate scenarios. Another method by which the Company's interest rate risk position can be estimated is by computing estimated changes in its net portfolio value ("NPV"). This method estimates interest rate risk exposure from movements in interest rates by using interest rate sensitivity analysis to determine the change in the NPV of discounted cash flows from assets and liabilities. Computations are based on a number of assumptions, including the relative levels of market interest rates and prepayments in mortgage loans and certain types of investments. These computations do not contemplate any actions management may undertake in response to changes in interest rates, and should not be relied upon as indicative of actual results. In addition, certain shortcomings are inherent in the method of computing NPV. Should interest rates remain or decrease below current levels, the proportion of adjustable rate loans could decrease in future periods due to refinancing activity. In the event of an interest rate change, prepayment levels would likely be different from those assumed in the table. Lastly, the ability of many borrowers to repay their adjustable rate debt may decline during a rising interest rate environment.

       The following table provides an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. The table indicates that as of December 31, 2007 the Company's estimated NPV might be expected to increase in the event of an increase in prevailing interest rates, and might be expected to decrease in the event of a decrease to prevailing interest rates (dollars in thousands).

Change in Rates	$ Amount	% Change	NPV Ratio	Change

+2%	172,239	$(45,749)	7.28%	(193	)bp
+1%	201,515	(16,473)	8.52%	(70	)bp
Base	217,988	—	9.22%	—
-1%	221,195	3,207	9.36%	14	bp
-2%	195,596	(22,392)	8.27%	(95	)bp

       The above discussion, and the portions of MANAGEMENT'S DISCUSSION AND ANALYSIS in Item 7 of this Report that are referenced in the above discussion contains statements relating to future results of the Company that are considered "forward-looking-statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, simulation of the impact on net interest income from changes in interest rates. Actual results may differ materially from those expressed or implied therein as a result of certain risks and uncertainties, including those risks and uncertainties expressed above, those that are described in MANAGEMENT'S DISCUSSION AND ANALYSIS in Item 7 of this Report, those that are described in Item 1 of this Report, "Business," under the caption "Forward-Looking-Statements and Associated Risks," and those that are described in Item 1A of this Report, "Risk Factors", all of which discussions are incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Crowe Chizek and Company LLC Member Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
MainSource Financial Group, Inc.
Greensburg, Indiana

       We have audited the accompanying consolidated balance sheets of MainSource Financial Group, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. We also have audited MainSource Financial Group, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MainSource Financial Group, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

       We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainSource Financial Group, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion MainSource Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

Crowe Chizek and Company LLC
Louisville, Kentucky March 12, 2008

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share data)

	December 31, 2007	December 31, 2006

Assets
Cash and due from banks	$81,660	$90,546
Money market funds and federal funds sold	2,995	13,609

Cash and cash equivalents	84,655	104,155
Interest bearing time deposits	116	116
Securities available for sale	489,739	485,259
Loans held for sale	2,439	2,162
Loans, net of allowance for loan losses of $14,331 and $12,792	1,679,347	1,561,592
Restricted stock, at cost	22,947	22,947
Premises and equipment, net	40,483	40,370
Goodwill	122,046	120,609
Purchased intangible assets	13,278	15,944
Cash surrender value of life insurance	41,420	39,885
Interest receivable and other assets	39,967	36,734

Total assets	$2,536,437	$2,429,773

Liabilities
Deposits
Noninterest bearing	$200,753	$193,513
Interest bearing	1,701,076	1,666,176

Total deposits	1,901,829	1,859,689
Other borrowings	50,156	42,306
Federal Home Loan Bank (FHLB) advances	257,099	208,443
Subordinated debentures	41,239	41,239
Other liabilities	22,012	24,849

Total liabilities	2,272,335	2,176,526
Commitments and contingent liabilities (Note 14)
Shareholders' equity
Preferred stock, no par value
Authorized shares — 400,000
Issued and outstanding shares — none	—	—
Common stock $.50 stated value:
Authorized shares — 25,000,000
Issued shares — 19,151,759 and 18,240,772
Outstanding shares — 18,570,139 and 17,859,603	9,610	9,139
Common stock to be distributed for stock dividend, 0 and 912,038 shares	—	456
Treasury stock — 581,620 and 381,169, at cost	(9,487)	(6,586)
Additional paid-in capital	196,712	196,788
Retained earnings	65,999	54,914
Accumulated other comprehensive income/(loss)	1,268	(1,464)

Total shareholders' equity	264,102	253,247

Total liabilities and shareholders' equity	$2,536,437	$2,429,773

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Dollar amounts in thousands except per share data)

	2007	2006	2005

Interest income
Loans, including fees	$119,546	$97,121	$62,321
Securities
Taxable	19,621	18,176	13,819
Tax exempt	4,954	4,899	4,067
Federal funds sold and money market funds	575	394	197
Deposits with financial institutions	131	141	71

Total interest income	144,827	120,731	80,475

Interest expense
Deposits	53,673	39,282	20,099
Federal Home Loan Bank advances	10,894	8,704	3,561
Subordinated debentures	3,333	2,475	1,938
Other borrowings	2,530	2,002	1,229

Total interest expense	70,430	52,463	26,827

Net interest income	74,397	68,268	53,648
Provision for loan losses	5,745	1,819	1,040

Net interest income after provision for loan losses	68,652	66,449	52,608
Non-interest income
Insurance commissions	1,864	1,821	1,991
Mortgage banking	2,921	2,279	2,693
Trust and investment product fees	1,569	1,187	1,119
Service charges on deposit accounts	13,312	9,491	7,510
Net realized gains/(losses) on securities	114	145	(2,179)
Increase in cash surrender value of life insurance	1,535	1,255	891
Interchange income	3,159	2,617	1,926
Other income	3,652	4,244	3,381

Total non-interest income	28,126	23,039	17,332
Non-interest expense
Salaries and employee benefits	38,063	33,073	27,121
Net occupancy expenses	5,347	4,755	3,542
Equipment expenses	5,788	5,361	4,123
Intangibles amortization	2,666	2,236	1,306
Telecommunications	1,924	1,916	1,664
Stationery printing and supplies	1,475	1,408	984
Other expenses	12,757	10,893	9,836

Total non-interest expense	68,020	59,642	48,576

Income before income tax	28,758	29,846	21,364
Income tax expense	6,888	7,605	5,172

Net income	$21,870	$22,241	$16,192

Net income per share — basic	$1.17	$1.30	$1.23
Net income per share — diluted	$1.17	$1.29	$1.23

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Dollar amounts in thousands except per share data)

	Common Stock
	Shares Outstanding	Amount	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Comprehensive Income

Balance, January 1, 2005	11,544,939	$5,880	$(3,479)	$73,451	$47,371	$97	$123,320
Net income					$16,192		$16,192	$16,192
Change in fair value of cash flow hedge, net						225	225	225
Change in fair value of securities, net						(3,455)	(3,455)	(3,455)

Total comprehensive income								$12,962

Cash dividends ($.495 per share)					(6,496)		(6,496)
5% Stock Dividend — Treasury shares	(10,562)
Fractional Shares — 5% stock dividend	(766)			(18)			(18)
Exercise of stock options	3,142	1	51	(4)			48
Purchase of treasury stock	(1,209)		(27)				(27)
Disposal of insurance division	(62,928)		(1,380)				(1,380)
Issuance of common stock	2,000,000	1,000		31,660			32,660

Balance, December 31, 2005	13,472,616	6,881	(4,835)	105,089	57,067	(3,133)	161,069

Net income					$22,241		$22,241	22,241
Change in fair value of cash flow hedge, net						(256)	(256)	(256)
Change in fair value of securities, net						1,925	1,925	1,925

Total comprehensive income								$23,910

Stock option expense				69			69
Issuance of common stock in acquisitions	4,484,008	2,242		76,945			79,187
Cash dividends ($.529 per share)					(8,944)		(8,944)
Purchase of treasury stock	(130,032)		(2,290)				(2,290)
Other	1,355						—
5% Stock Dividend	912,038	456		14,994	(15,450)		—
Exercise of stock options	31,656	16	539	(309)			246

Balance, December 31, 2006	18,771,641	9,595	(6,586)	196,788	54,914	(1,464)	253,247

Net income					21,870		21,870	21,870
Change in fair value of securities, net						2,732	2,732	2,732

Total comprehensive income								$24,602

Stock option expense				115			115
Cash dividends ($.555 per share)					(10,374)		(10,374)
Adjustment to initially apply FASB Interpretation 48					(411)		(411)
Purchase of treasury stock	(212,256)		(3,407)				(3,407)
5% Stock Dividend — Treasury shares	(19,058)						—
Fractional Shares — 5% stock dividend	(1,051)	(1)		(17)			(18)
Exercise of stock options	30,863	16	506	(174)			348

Balance, December 31, 2007	18,570,139	$9,610	$(9,487)	$196,712	$65,999	$1,268	$264,102

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands)

	2007	2006	2005

Operating Activities
Net income	$21,870	$22,241	$16,192
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,745	1,819	1,040
Depreciation and amortization	4,174	3,869	3,087
Amortization of mortgage servicing rights	567	519	558
Securities amortization, net	(725)	(521)	1,197
Amortization of core deposit intangibles	2,666	2,236	1,306
Increase in cash surrender value of life insurance policies	(1,535)	(1,255)	(891)
Gain on life insurance benefit	—	—	(459)
Securities (gains) losses	(114)	(145)	2,179
Gain on loans sold	(1,166)	(599)	(944)
Loans originated for sale	(79,034)	(62,804)	(85,149)
Proceeds from loan sales	79,923	63,807	84,351
Stock based compensation expense	115	69	—
Change in other assets and liabilities	(10,660)	(5,002)	12,699

Net cash provided by operating activities	21,826	24,234	35,166
Investing Activities
Net change in short-term investments	—	210	94
Proceeds from maturities and payments on securities held to maturity	—	—	277
Purchases of securities available for sale	(140,466)	(92,757)	(257,256)
Proceeds from maturities and payments on securities available for sale	50,017	64,855	119,472
Proceeds from sales of securities available for sale	91,057	26,075	106,556
Purchases of restricted stock	—	—	(2,834)
Proceeds from life insurance benefit	—	—	1,675
Loan originations and payments, net	(121,411)	(17,792)	19,856
Purchases of premises and equipment	(5,718)	(3,381)	(3,455)
Proceeds from redemption of restricted stock	—	2,628	—
Cash received (paid) for bank acquisitions, net	—	(2,210)	111,785

Net cash provided (used) by investing activities	(126,521)	(22,372)	96,170
Financing Activities
Net change in deposits	42,140	16,992	(58,374)
Net change in other borrowings	7,850	15,790	(30,659)
Repayment of note payable	—	—	(9,100)
Proceeds from FHLB advances	345,000	197,000	220,000
Repayment of FHLB advances	(296,344)	(213,706)	(269,434)
Proceeds from issuance of subordinated debentures	—	11,000	—
Proceeds from common stock issuance	—	—	32,660
Purchase of treasury shares	(3,407)	(2,290)	(27)
Cash dividends and fractional share payments	(10,392)	(8,944)	(6,514)
Proceeds from exercise of stock options	348	246	48

Net cash provided (used) by financing activities	85,195	16,088	(121,400)

Net change in cash and cash equivalents	(19,500)	17,950	9,936
Cash and cash equivalents, beginning of year	104,155	86,205	76,269

Cash and cash equivalents, end of year	$84,655	$104,155	$86,205

Supplemental cash flow information
Interest paid	$69,482	$47,804	$25,845
Income taxes paid	6,315	3,760	5,658
Supplemental non cash disclosure
Loan balances transferred to foreclosed real estate	2,544	4,071	3,692

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Nature of Operations and Principles of Consolidation: The consolidated financial statements include MainSource Financial Group, Inc. and its wholly owned subsidiaries, together referred to as "the Company". Intercompany transactions and balances are eliminated in consolidation.

       The Company's wholly owned subsidiaries include MainSource Bank, MainSource Bank of Illinois, and MainSource Bank — Ohio (collectively referred to herein as the "Banks"), and MainSource Insurance, LLC, and MainSource Title, LLC. In February 2007, the Company transferred substantially all of the assets of MainSource Mortgage, LLC into MainSource Bank. In May 2007, the Company transferred substantially all of the assets of MainSource Bank — Hobart into MainSource Bank. In September 2007, the Company merged MainSource Bank — Crawfordsville into MainSource Bank.

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

       Securities: Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

       Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method, which considers prepayments on mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

       Loans Held for Sale: Loans originated and intended for sale in the secondary market are carried at the lower of cost or market in the aggregate. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

       Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

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

       Purchased Loans: The Company purchases individual loans and groups of loans. Purchased loans that show evidence of credit deterioration since origination are recorded at the amount paid (or allocated fair value in a purchase business combination), such that there is no carryover of the seller's allowance for loan losses. After acquisition, incurred losses are recognized by an increase in the allowance for loan losses.

       Purchased loans are accounted for individually based on common risk characteristics (e.g., credit score, loan type, and date of origination). The Company estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan's contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

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

       A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures.

       Restricted Stock: The Bank is a member of the "FHLB" system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment. Because this stock is viewed as a long term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

       Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 30 to 39 years for buildings and 5 to 15 years for related components. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

       Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired net of estimated selling costs, establishing a new cost basis. If fair value declines after acquisition, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

       Company Owned Life Insurance: The Company has purchased life insurance policies on certain employees. Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized. Upon adoption of EITF 06-5, which is discussed further below, Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Prior to adoption of EITF 06-5, the Company recorded owned life insurance at its cash surrender value. In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on the Company's ability to surrender a policy. The adoption of EITF 06-5 on January 1, 2007 had no impact on the Company's financial condition or results of operation.

       Servicing Assets: Servicing rights are recognized separately when they are acquired through sales of loans. For sales of mortgage loans prior to January 1, 2007, a portion of the cost of the loan was allocated to the servicing right based on relative fair values. The Company adopted SFAS No. 156 on January 1, 2007, and for sales of mortgage loans beginning in 2007, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

       Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported with mortgage banking on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

       Servicing fee income which is reported on the income statement as mortgage banking is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $1,304, $1,374 and $1,381 for the years ended December 31, 2007, 2006 and 2005. Late fees and ancillary fees related to loan servicing are not material.

       Mortgage banking income consists of gains on loan sales and loan servicing fee income, net of amortization of mortgage servicing rights.

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

       The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption resulted in an increase in the Company's tax liability of $411.

       The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

       Derivatives: All derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur.

       The Company settled its interest rate swap in 2006 and is not currently a party to any such transactions.

       Stock Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006.

       Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the year ending December 31, 2005 as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

       The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the year ended December 31, 2005. During 2005, the Company accelerated vesting on selected pools of stock options granted in order to reduce expense that would have been recognized upon adoption of FAS 123(R).

2005

Net income as reported	$16,192
Deduct: Stock-based compensation expense, net, determined under fair value based method	517

Pro forma net income	$15,675

Basic earnings per share as reported	$1.23
Pro forma basic earnings per share	$1.19
Diluted earnings per share as reported	$1.23
Pro forma diluted earnings per share	$1.19

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

       Recently Issued Accounting Standards: During 2007, the Company adopted the following accounting standards and guidance:

       Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As mentioned above in the income taxes section, the Company recorded an increase in its tax liability account of $411 by adopting this standard

       In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No. 155), which permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. Under SFAS No. 155, all beneficial interests in a securitization will require an assessment in accordance with SFAS No. 133 to determine if an embedded derivative exists within the instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (DIG Issue B40). DIG Issue B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG Issue B40 were effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 and DIG Issue B40 did not have a material impact on the Company's consolidated financial position or results of operations.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

       In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact but expects it to not be material.

       In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

       In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company has determined that the adoption of this EITF will not have a material effect on the financial statements.

       On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings ("SAB 109"). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the impact of this standard to be material.

NOTE 2 — RESTRICTION ON CASH AND DUE FROM BANKS

       The Banks are required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank which do not earn interest. The reserves required at December 31, 2007 and 2006 were $12,972 and $17,573 respectively. The Company also had compensating balances of $4,970 and $4,499 at December 31, 2007 and 2006 respectively.

NOTE 3 — SECURITIES

       The fair value of securities available for sale and gross related unrealized gains and losses recognized in accumulated other comprehensive income (loss) was as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

As of December 31, 2007
Available for Sale
U.S. Government-sponsored entities	$31,964	$187	$(2)
State and municipal	127,697	1,812	(330)
Mortgage-backed	323,206	1,969	(1,697)
Equity and other	6,872	57	(38)

Total available for sale	$489,739	$4,025	$(2,067)

As of December 31, 2006
Available for Sale
U.S. Government-sponsored entities	$90,285	$104	$(481)
State and municipal	122,343	1,752	(436)
Mortgage-backed	263,006	716	(4,127)
Equity and other	9,625	181	—

Total available for sale	$485,259	$2,753	$(5,044)

       Contractual maturities of securities at December 31, 2007 were as follows. Securities not due at a single maturity or with no maturity at year end are shown separately.

Available for Sale
Fair Value

Within one year	$14,584
One through five years	24,701
Six through ten years	59,312
After ten years	61,064
Mortgage-backed	323,206
Equity and other	6,872

Total available for sale securities	$489,739

       Gross proceeds from sales of securities available for sale during 2007, 2006 and 2005 were $91,057, $26,075, and $106,556. Gross gains of $642, $166, and $294 and gross losses of $28, $21, and $2,473 were realized on those sales in 2007, 2006 and 2005, respectively. The tax benefit (provision) related to these net realized gains and losses was ($221), ($56), and $796 respectively.

       Securities with a carrying value of $180,691 and $165,683 were pledged at December 31, 2007 and 2006 to secure certain deposits, repurchase agreements and for other purposes as permitted or required by law.

       At year end 2007 and 2006, there were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities in an amount greater than 10% of shareholders' equity.

       Below is a summary of securities with unrealized losses as of year-end 2007 and 2006 presented by length of time the securities have been in a continuous unrealized loss position.

2007	Less than 12 months		12 months or longer		Total

Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government-sponsored entities	$—	$—	$998	$(2)	$998	$(2)
State and municipal	8,178	(110)	20,617	(220)	28,795	(330)
Mortgage-backed	11,664	(54)	127,193	(1,643)	138,857	(1,697)
Equity and other	2,062	(38)	—	—	2,062	(38)

Total temporarily impaired	$21,904	$(202)	$148,808	$(1,865)	$170,712	$(2,067)

2006	Less than 12 months		12 months or longer		Total

Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government-sponsored entities	$33,918	$(94)	$27,203	$(387)	$61,121	$(481)
State and municipal	6,442	(32)	30,189	(404)	36,631	(436)
Mortgage-backed	49,859	(188)	154,855	(3,939)	204,714	(4,127)
Equity and other	—	—	—	—	—	—

Total temporarily impaired	$90,219	$(314)	$212,247	$(4,730)	$302,466	$(5,044)

       Unrealized losses on state and municipal securities have not been recognized into income because management has the intent and ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

       Unrealized losses on mortgage-backed securities and agencies have not been recognized into income as the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.

       During 2007, the Company identified one security that is considered to be other than temporarily impaired. The Company wrote down the value of that security by $500 to its fair value. This amount was included in net realized gains/(losses) on securities.

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES

       Loans were as follows:

	December 31, 2007	December 31, 2006

Commercial and industrial loans	$214,393	$173,557
Agricultural production financing	29,812	25,588
Farm real estate	42,185	46,051
Commercial real estate	326,194	286,603
Hotel	50,565	42,681
Residential real estate	780,102	790,962
Construction and development	123,611	79,261
Consumer	126,816	129,681

Total loans	1,693,678	1,574,384

Allowance for loan losses	(14,331)	(12,792)

Net loans	$1,679,347	$1,561,592

       Activity in the allowance for loan losses was as follows:

December 31	2007	2006	2005

Allowance for loan losses
Balances, January 1	$12,792	$10,441	$11,698
Addition resulting from acquisitions	—	3,895	1,002
Provision for losses	5,745	1,819	1,040
Recoveries on loans	1,152	536	284
Loans charged off	(5,358)	(3,899)	(3,583)

Balances, December 31	$14,331	$12,792	$10,441

       Impaired loans were as follows:

December 31	2007	2006	2005

Impaired loans with an allowance allocated	$12,964	$6,608	$5,888
Impaired loans with no allocated allowances	8,327	15,359	4,239

Total impaired loans	$21,291	$21,967	$10,127

Allowance allocated for impaired loans	$2,346	$1,613	$1,615

Average balance of impaired loans during the year	$21,761	$17,934	$13,431
Interest income recognized on impaired loans	644	591	17
Cash basis interest included above	644	568	17

       Nonperforming loans were as follows:

December 31	2007	2006

Loans past due 90 days or more still on accrual	$1,693	$1,460
Nonaccrual loans	18,800	16,021

	$20,493	$17,481

       Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Purchased Loans subject to SOP 03-3

       The Company has purchased loans in 2006, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows as of December 31:

	2007	2006

Commercial real estate	$6,945	$7,747
Construction	—	1,452
Mortgage	354	527
Consumer	249	269

Outstanding balance	7,548	9,995

Carrying amount, net of allowance of $565 and $0	$5,951	$8,907

       Accretable yield, or income expected to be collected is as follows:

Balance December 31, 2006	$—
Accretion of income	84
Reclassification from nonaccretable difference	(84)

Balance December 31, 2007	$—

       For those purchased loans disclosed above, the Company increased the allowance for loan losses by $565 and $0 during 2007 and 2006. No allowance for loan losses were reversed in 2007 or 2006. These loans were considered impaired at December 31, 2007 and 2006 and no accretable yield was assigned at the date of acquisition.

       Purchased loans for which it was probable at acquisition that all contractually required payments would not be collected are shown below. No such loans were acquired in 2007.

2006

Contractually required payments receivable of loans purchased during the year:
Commercial real estate	$8,903
Construction	1,454
Mortgage loans	1,626
Consumer	296

Total	12,279

Cash flows expected to be collected at acquisition	11,554
Basis in acquired loans at acquisition	11,554

NOTE 5 — PREMISES AND EQUIPMENT

December 31	2007	2006

Land	$7,726	$7,847
Buildings	37,536	36,082
Furniture and equipment	30,560	28,203

Total cost	75,822	72,132
Accumulated depreciation	(35,339)	(31,762)

Net	$40,483	$40,370

       Depreciation expense was $4,174, $3,869, and $3,087 in 2007, 2006 and 2005.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

       The change in carrying amount of goodwill is as follows:

	2007	2006

Beginning of year	$120,609	$51,301
Acquired goodwill	1,437	69,308

End of year	$122,046	$120,609

       The acquired goodwill reported in 2007 is due to finalization of fair value adjustments related to purchase accounting for the 2006 acquisitions.

Acquired Intangible Assets

	2007	2006

Core deposit intangibles	$25,002	$25,002
Accumulated amortization	(11,724)	(9,058)

Core deposit intangibles, net	$13,278	$15,944

       Aggregate amortization expense was $2,666, $2,236, and $1,306 for 2007, 2006, and 2005.

       Estimated amortization expense for each of the next five years follows:

2008	$2,521
2009	1,924
2010	1,786
2011	1,670
2012	1,530

NOTE 7 — DEPOSITS

	December 31, 2007	December 31, 2006

Non-interest-bearing demand	$200,753	$193,513
Interest-bearing demand	532,539	466,212
Savings	345,869	335,405
Certificates of deposit of $100 or more	238,211	285,262
Other certificates and time deposits	584,457	579,297

Total deposits	$1,901,829	$1,859,689

       Certificates and other time deposits mature as follows:

2008	$661,929
2009	107,781
2010	27,842
2011	12,321
2012	2,544
Thereafter	10,251

Total	$822,668

NOTE 8 — OTHER BORROWINGS

December 31	2007	2006

Other borrowings consisted of the following at year-end:
Securities sold under repurchase agreements	$30,006	$29,306
Line of credit	13,000	13,000
Federal funds purchased	7,150	—

Total short-term borrowings	$50,156	$42,306

       Securities sold under repurchase agreements ("agreements") consist of obligations secured by securities issued by Government-sponsored entities, and a safekeeping agent holds such collateral. The maximum amount of outstanding repurchase agreements at any month-end during 2007, 2006, and 2005 totaled $52,986, $36,212, and $28,581. The daily average of such agreements during 2007, 2006, and 2005 totaled $37,296, $23,200, and $21,661. The weighted average rate was 3.05%, 3.31%, and 2.36% at December 31, 2007, 2006, and 2005 while the weighted average rate during 2007, 2006, and 2005 was approximately 3.35%, 3.22%, and 1.98% respectively. The majority of the agreements at December 31, 2007 mature within 30 days.

       The Company has a revolving credit facility for $30,000 as a standby for funding needs which matures September 30, 2009. The interest rate is 120 basis points above the 3-month LIBOR rate which resulted in a rate of 6.24% at year-end 2007. The line is secured by the stock of MainSource Bank. The line of credit agreement contains various financial and non-financial covenants. The Company was in compliance with these covenants at December 31, 2007.

NOTE 9 — FEDERAL HOME LOAN BANK ADVANCES

       Federal Home Loan Bank ("FHLB") advances at year end were as follows:

	2007	2006

Maturities from January 2008 through May 2022, primarily fixed rates from 3.4% to 6.4%, averaging 4.5%	$257,099	$—
Maturities from February 2007 through May 2022, primarily fixed rates from 2.4% to 6.5%, averaging 4.8%	—	208,443

	$257,099	$208,443

       The majority of the FHLB advances are secured by first mortgage loans totaling approximately 150% of the advance under a blanket security agreement. The advances are subject to restrictions or penalties in the event of prepayment.

       Maturities over the next five years are:

2008	$89,273
2009	10,217
2010	71,761
2011	14,681
2012	20,562
Thereafter	50,605

NOTE 10 — SUBORDINATED DEBENTURES

       The Company formed four separate trusts in 2002, 2003, and 2006 that issued floating rate trust preferred securities as part of pooled offerings. The Company issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole asset of the trusts. In accordance with FASB Interpretation No. 46, the trusts are not consolidated with the Company's financial statements, but rather the subordinated debentures are shown as a liability. Interest payments are payable quarterly in arrears and the Company has the option to defer interest payments from time to time for a period not to exceed 20 consecutive quarters. The subordinated debentures mature in 30 years from issuance and can be called anytime after five years at par. The subordinated debentures may be included in Tier 1 capital (with certain limitations) under current regulatory guidelines and interpretations. The following table summarizes the other terms of each issuance.

	Issuance	Amount	Variable Rate	Rate as of 12/31/07	Maturity

Trust 1	2002	$8,248	LIBOR +3.25%	8.11%	2032
Trust 2	2003	14,433	LIBOR +3.25%	8.08%	2033
Trust 3	2003	7,217	LIBOR +3.15%	8.14%	2033
Trust 4	2006	11,341	LIBOR +1.63%	6.62%	2036

       During 2003, the Company entered into an interest rate swap and cap to mitigate overall risk to changes in interest rates for subordinated debt in Trust 2. Both the interest rate swap and the cap had a 60 month term and a notional principal amount of $14,000. The notional amount of the interest rate swaps do not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amounts and other terms of the contract. The interest rate swap and cap were designated as cash flow hedges against a portion of the subordinated debentures. As such, the aggregate fair value of the swaps were recorded as other assets or other liabilities with changes in the fair value recorded in other comprehensive income and no amount of ineffectiveness was included in net income. Under the interest rate swap agreement, the Company made fixed rate payments at 6.65%, and received variable payments based on LIBOR. Net settlement expense or benefit was included in interest expense. The interest rate cap required the counter-party to pay the Company the excess of 3 month LIBOR over 12%. The interest rate swap and cap were settled during 2006 resulting in a payment to the Company of $483.

NOTE 11 — LOAN SERVICING

       Loans serviced for others are not included in the accompanying consolidated balance sheets. Loan servicing fee income was $1,303, $1,383, and $1,318 for 2007, 2006, and 2005. The unpaid principal balances of loans serviced for others totaled $533,286 and $521,908 at December 31, 2007 and 2006. Custodial escrow balances maintained in connection with serviced loans were $1,001 and $903 at year end 2007 and 2006. Mortgage servicing rights are included in other assets on the consolidated balance sheets. The fair value of capitalized mortgage servicing assets is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates. No valuation allowance was necessary during 2007, 2006 or 2005. The fair market value of capitalized mortgage servicing rights was estimated at $4,922 and $6,419 at year end 2007 and 2006. Fair value at year-end 2007 was determined using a discount rate of 10%, and prepayment speeds ranging from 190% to 353%, depending on the stratification of the specific right.

	2007	2006

Mortgage servicing assets
Balances, January 1	$3,491	$3,158
Servicing assets capitalized/acquired	1,025	852
Amortization of servicing assets	(567)	(519)

Balance, December 31	$3,949	$3,491

       The weighted average amortization period is 5.1 years. Estimated amortization expense for each of the next five years is:

2008	$765
2009	667
2010	541
2011	437
2012	351

NOTE 12 — INCOME TAX

       Income tax expense (benefit) was as follows:

Year Ended December 31	2007	2006	2005

Income tax expense
Currently payable	$5,605	$4,706	$2,972
Deferred	536	2,049	1,561
Change in valuation allowance	747	850	639

Total income tax expense	$6,888	$7,605	$5,172

       Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

Federal statutory income tax rate	35%	35%	35%
Federal statutory income tax	$10,065	$10,446	$7,477
Tax exempt interest	(1,702)	(1,922)	(1,612)
Effect of state income taxes	86	96	25
Non-deductible expenses	241	53	36
Tax exempt income on life insurance	(548)	(439)	(472)
Tax credits	(823)	(377)	(132)
Other	(431)	(252)	(150)

Income tax expense	$6,888	$7,605	$5,172

       The components of the net deferred tax asset (liability) are as follows:

December 31	2007	2006

Assets
Allowance for loan losses	$5,250	$4,477
Net operating loss carryforward	2,478	1,731
Deferred compensation	425	425
Fair value adjustments on assets acquired	2,566	3,536
Accrued expenses	24	250
Unrealized loss on securities AFS	—	827
Other	634	384

Total assets	11,377	11,630

Liabilities
Accretion on securities	(105)	(135)
Depreciation	(1,508)	(1,694)
Intangibles	(4,227)	(3,673)
Mortgage servicing rights	(1,382)	(1,239)
Deferred loan fees/costs	(298)	(570)
FHLB stock dividends	(1,622)	(1,622)
Unrealized gain on securities AFS	(690)	—
Other	(1,188)	(1,165)

Total liabilities	(11,020)	(10,098)

Less: Valuation allowance	(2,478)	(1,731)

Net deferred tax asset (liability)	$(2,121)	$(199)

       The Company has an Indiana state operating loss carryforward of $29,153, which begins to expire in 2019. The Company maintains a valuation allowance as it does not anticipate generating taxable income in Indiana to utilize this carryforward prior to expiration.

       Retained earnings of certain subsidiary banks include approximately $10,977 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of "bank" status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for the Company at December 31, 2007 was approximately $3,842.

Unrecognized Tax Benefits

       A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$836
Additions related to tax positions in current year	228
Additions related to tax positions of prior years	—
Reductions due to statute of limitations	(41)

Balance at December 31, 2007	$1,023

       Of this total, $1,023 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

       The total amount of interest and penalties recorded in the income statement for the year ended December 31, 2007 was $53, and the amount accrued for interest and penalties at December 31, 2007 was $128.

       The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Illinois. The Company is no longer subject to examination by taxing authorities for years before 2003.

NOTE 13 — OTHER COMPREHENSIVE INCOME

Year Ended December 31, 2007	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount

Unrealized holding gains on available for sale securities	$4,363	$(1,558)	$2,805
Less: reclassification adjustment for gains realized in net income	114	(41)	73

Other comprehensive income	$4,249	$(1,517)	$2,732

Year Ended December 31, 2006	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount

Unrealized holding gains on available for sale securities	$3,126	$(1,112)	$2,014
Change in fair value of interest rate swap and cap	57	(23)	34
Less: reclassification adjustment for gains realized in net income	628	(249)	379

Other comprehensive income	$2,555	$(886)	$1,669

Year Ended December 31, 2005	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount

Unrealized holding losses on available for sale securities	$(7,626)	$2,788	$(4,838)
Change in fair value of interest rate swap and cap	374	(149)	225
Less: reclassification adjustment for losses realized in net income	(2,179)	796	(1,383)

Other comprehensive loss	$(5,073)	$1,843	$(3,230)

NOTE 14 — COMMITMENTS

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

       Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2007		2006
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to extend credit and unused lines of credit	$16,164	$353,123	$11,993	$319,007
Commercial letters of credit	—	23,588	528	20,063

       Commitments to make loans are generally made for periods of 60 days or less. The fixed loan commitments have interest rates ranging from 5.50% to 9.25% and maturities up to a year in length.

NOTE 15 — STOCK DIVIDENDS AND SPLITS

       On December 21, 2006, the Company announced a 5% stock dividend to be paid on January 16, 2007 to shareholders of record as of December 31, 2006. The stock dividend was recorded in 2006, and all share and per share amounts have been retroactively adjusted for all prior years to reflect this stock dividend.

NOTE 16 — DIVIDENDS

       Without prior approval, the Banks are restricted by state and federal regulations as to the maximum amount of dividends they can pay to the Company in any calendar year. The Banks may dividend their retained net profits (as defined) for that year and the two preceding years. From time to time, the Company may seek the approval of the appropriate regulatory authorities to allow the Banks to pay additional dividends to the Company in excess of the aforementioned amount. At December 31, 2007, total shareholders' equity of the Banks was $311,569 of which $311,569 was restricted or limited from dividend distribution to the Company.

NOTE 17 — DIVIDEND REINVESTMENT PLAN

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

NOTE 18 — REGULATORY CAPITAL

       Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2007, the Company and Banks meet all capital adequacy requirements to which they are subject.

       There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on operations. At December 31, 2007 and 2006, the most recent regulatory notifications categorized the Banks as well capitalized under the regulatory framework for prompt corrective actions. There are no conditions or events since that notification that management believes have changed the Banks' category.

       Actual and required capital amounts and ratios are presented below.

	Actual		Required for Adequate Capital		To Be Well Capitalized

December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$181,837	10.8%	$134,219	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	167,507	10.0	67,110	4.0	N/A	N/A
Tier 1 capital (to average assets)	167,507	7.1	94,518	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$159,151	11.2%	$114,018	8.0%	$142,523	10.0%
Tier 1 capital (to risk-weighted assets)	147,554	10.4	57,009	4.0	85,514	6.0
Tier 1 capital (to average assets)	147,554	7.5	78,872	4.0	98,590	5.0
MainSource Bank of Illinois
Total capital (to risk-weighted assets)	$13,663	11.2%	$9,717	8.0%	$12,146	10.0%
Tier 1 capital (to risk-weighted assets)	12,416	10.2	4,858	4.0	7,288	6.0
Tier 1 capital (to average assets)	12,416	6.4	7,750	4.0	9,688	5.0
MainSource Bank — Ohio
Total capital (to risk-weighted assets)	$17,564	13.9%	$10,084	8.0%	$12,606	10.0%
Tier 1 capital (to risk-weighted assets)	16,078	12.8	5,042	4.0	7,563	6.0
Tier 1 capital (to average assets)	16,078	8.4	7,656	4.0	9,570	5.0
	Actual		Required for Adequate Capital		To Be Well Capitalized

December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$170,950	11.2%	$122,400	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	158,158	10.3	61,200	4.0	N/A	N/A
Tier 1 capital (to average assets)	158,158	7.0	90,130	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$145,534	11.3%	$102,599	8.0%	$128,250	10.0%
Tier 1 capital (to risk-weighted assets)	134,529	10.5	51,299	4.0	76,949	6.0
Tier 1 capital (to average assets)	134,529	7.1	45,414	4.0	94,268	5.0
MainSource Bank of Illinois
Total capital (to risk-weighted assets)	$13,998	12.9%	$8,656	8.0%	$10,820	10.0%
Tier 1 capital (to risk-weighted assets)	13,090	12.1	4,328	4.0	6,492	6.0
Tier 1 capital (to average assets)	13,090	7.3	7,151	4.0	8,939	5.0
MainSource Bank — Ohio
Total capital (to risk-weighted assets)	$17,479	13.0%	$10,745	8.0%	$13,431	10.0%
Tier 1 capital (to risk-weighted assets)	16,019	11.9	5,372	4.0	8,059	6.0
Tier 1 capital (to average assets)	16,019	7.9	8,071	4.0	10,089	5.0

NOTE 19 — EMPLOYEE BENEFIT PLANS

       The Company has a defined-contribution retirement plan in which substantially all employees may participate. The Company matches a portion of employees' contributions and makes additional contributions based on employee compensation and the overall profitability of the Company. Expense was $1,586 in 2007, $1,293 in 2006, and $1,309 in 2005.

       The Company acquired a defined benefit retirement plan upon purchase of an affiliate in 2006. Per the merger agreement, the plan was frozen prior to the merger and an application was filed with the IRS to settle this plan. The Company settled this plan in the first half of 2007.

NOTE 20 — RELATED PARTY TRANSACTIONS

       The Company has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties).

       The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2007	$18,442
Changes in composition of related parties	(2,456)
New loans, including renewals and advances	13,099
Payments, including renewals	(12,161)

Balances, December 31, 2007	$16,924

       Deposits from related parties held by the Company at December 31, 2007 and 2006 totaled $5,839 and $8,288.

NOTE 21 — STOCK OPTION PLANS

       On January 16, 2007, the Company's Board of Directors adopted and approved the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (the "2007 Stock Incentive Plan") effective upon the approval of the plan by the Company's shareholders, which occurred on April 26, 2007 at the Company's annual meeting of shareholders. The 2007 Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock bonuses and restricted stock awards. Incentive stock options may be granted only to employees. An aggregate of 650,000 shares of common stock are reserved for issuance under the 2007 Stock Incentive Plan. Shares issuable under the 2007 Stock Incentive Plan will be authorized and unissued shares of common stock or treasury shares. The 2007 Stock Incentive Plan is in addition to, and not in replacement of, the 2003 Plan. However, no further awards of options will be made under the 2003 Plan. Unexercised options, which were previously issued under the 2003 Plan, will not be terminated, but will otherwise continue in accordance with the 2003 Plan and the agreements pursuant to which the options were issued.

       The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company's common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. Employee and management options are tracked separately. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

       The fair value of options granted was determined using the following weighted average assumptions as of grant date.

	2007	2006	2005

Risk-free interest rate	4.67%	4.56%	4.08%
Expected term (years)	6.80	6.82	6.83
Expected stock price volatility	19.72%	21.11%	21.64%
Dividend yield	3.00%	2.78%	2.50%

       A summary of the activity in the stock option plan for 2007 follows:

Options (restated for stock dividends and splits)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, beginning of year	263,345	$17.93
Granted	75,055	17.01
Exercised	(30,863)	11.29
Forfeited or expired	(31,700)	21.01

Outstanding at end of year	275,837	$18.07	7.3	109
Exercisable at year end	190,681	$18.40	6.6	109

       Information related to the stock option plan during each year follows:

	2007	2006	2005

Intrinsic value of options exercised	$180	$314	$17
Cash received from option exercises	348	246	43
Tax benefit realized from option exercises	—	—	5
Weighted average (per share) fair value of options granted	3.47	3.97	4.58

       As of December 31, 2007, there was $271 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 22 — EARNINGS PER SHARE

       Earnings per share were computed as follows:

Year Ended December 31, 2007	Net Income	Weighted Average Shares	Per Share Amount

Basic Earnings Per Share
Net income available to common shareholders	$21,870	18,691,094	$1.17
Effect of dilutive stock options		9,181

Diluted Earnings Per Share
Net income available to common shareholders and assumed conversions	$21,870	18,700,275	$1.17

Year Ended December 31, 2006

Basic Earnings Per Share
Net income available to common shareholders	$22,241	17,174,478	$1.30
Effect of dilutive stock options		13,763

Diluted Earnings Per Share
Net income available to common shareholders and assumed conversions	$22,241	17,188,241	$1.29

Year Ended December 31, 2005

Basic Earnings Per Share
Net income available to common shareholders	$16,192	13,177,462	$1.23
Effect of dilutive stock options		14,171

Diluted Earnings Per Share
Net income available to common shareholders and assumed conversions	$16,192	13,191,633	$1.23

       Stock options for 226,350, 182,995, and 129,964 shares of common stock were not considered in computing diluted earnings per common share for 2007, 2006 and 2005 because they were antidilutive.

NOTE 23 — FAIR VALUES OF FINANCIAL INSTRUMENTS

December 31	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
Cash and cash equivalents	$84,655	$84,655	$104,155	$104,155
Interest-bearing time deposits	116	116	116	116
Securities available for sale	489,739	489,739	485,259	485,259
Loans including loans held for sale, net	1,681,786	1,714,002	1,563,754	1,582,951
Restricted stock	22,947	22,947	22,947	22,947
Interest receivable	11,814	11,814	12,364	12,364
Liabilities
Deposits	(1,901,829)	(1,866,713)	(1,859,689)	(1,801,452)
Borrowings
Other	(50,156)	(50,156)	(42,306)	(42,306)
FHLB advances	(257,099)	(256,465)	(208,443)	(200,609)
Interest payable	(8,980)	(8,980)	(8,032)	(8,032)
Subordinated debentures	(41,239)	(38,125)	(41,239)	(41,473)

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

NOTE 24 — QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings per Share
	Interest Income	Net Interest Income
			Net Income	Basic	Fully Diluted

2007
First quarter	$35,100	$18,607	$5,415	$0.29	$0.29
Second quarter	36,061	18,750	6,003	0.32	0.32
Third quarter	36,783	18,246	5,603	0.30	0.30
Fourth quarter	36,883	18,794	4,849	0.26	0.26
2006
First quarter	$22,655	$14,234	$4,786	$0.33	$0.33
Second quarter	28,582	16,408	5,482	0.33	0.33
Third quarter	34,431	18,825	5,934	0.32	0.31
Fourth quarter	35,063	18,801	6,039	0.32	0.32

NOTE 25 — PARENT ONLY CONDENSED FINANCIAL STATEMENTS

Parent Only Condensed Balance Sheets

December 31	2007	2006

Assets
Cash and cash equivalents	$549	$1,666
Securities available for sale	1,026	1,106
Investment in subsidiaries	314,924	300,626
Other assets	5,265	6,620

Total assets	$321,764	$310,018

Liabilities
Subordinated debentures	$41,239	$41,239
Other borrowings	13,000	13,000
Other liabilities	3,423	2,532

Total liabilities	57,662	56,771
Shareholders' equity	264,102	253,247

Total liabilities and shareholders' equity	$321,764	$310,018

Parent Only Condensed Statements of Income

Year Ended December 31	2007	2006	2005

Income
Dividends from subsidiaries	$18,120	$37,785	$27,797
Fees from subsidiaries	11,490	10,811	10,345
Other Income	112	959	132

Total income	29,722	49,555	38,274
Expenses
Interest expense	4,008	3,150	2,192
Salaries and benefits	7,136	6,601	6,115
Professional fees	1,050	934	932
Other expenses	7,423	6,696	5,805

Total expenses	19,617	17,381	15,044

Income before income taxes and equity in undistributed income of subsidiaries	10,105	32,174	23,230
Income tax expense (benefit)	(3,166)	(2,441)	(1,980)

Income before equity in undistributed income of subsidiaries	13,271	34,615	25,210
Equity in undistributed income of subsidiaries	8,599	(12,374)	(9,018)

Net income	$21,870	$22,241	$16,192

Parent Only Condensed Statements of Cash Flows

Year Ended December 31	2007	2006	2005

Operating Activities
Net income	$21,870	$22,241	$16,192
Undistributed income of subsidiaries	(8,599)	12,374	9,018
Changes in other assets and liabilities	2,431	1,961	1,172

Net cash provided by operating activities	15,702	36,576	26,382
Investing Activities
Capital contributed to subsidiary	(2,935)	(6,408)	(735)
Cash paid for acquisitions	—	(51,873)	(30,267)
Purchases of equipment	(433)	(1,184)	(1,777)
Proceeds from sales of securities available for sale	—	2,112	—
Purchase of securities available for sale	—	(26)	—

Net cash used by investing activities	(3,368)	(57,379)	(32,779)
Financing Activities
Payments on note payable	—	—	(9,100)
Proceeds from issuance of subordinated debentures	—	11,000	—
Net change in other borrowings	—	13,000	(3,000)
Purchase of treasury shares	(3,407)	(2,290)	(27)
Proceeds from exercise of stock options	348	246	48
Proceeds from stock issuance	—	—	32,660
Cash dividends and fractional shares	(10,392)	(8,944)	(6,514)

Net cash provided (used) by financing activities	(13,451)	13,012	14,067

Net change in cash and cash equivalents	(1,117)	(7,791)	7,670
Cash and cash equivalents, beginning of year	1,666	9,457	1,787

Cash and cash equivalents, end of year	$549	$1,666	$9,457

NOTE 26 — SUBSEQUENT EVENT

       On February 26, 2008, MainSource entered into a definitive agreement to acquire 1st Independence Financial Group, Inc. a Delaware corporation ("1st Independence"), and 1st Independence Bank, Inc, a Kentucky chartered commercial bank and a wholly owned subsidiary of 1st Independence. The agreement provides that shareholders of 1st Independence will receive cash in the amount of $5.475 per share and .881036 shares of MainSource common stock for each share of 1st Independence owned by them. The transaction value is estimated at $37 million. MainSource expects to issue approximately 1.76 million shares of its common stock in the transaction. The transaction, which is expected to close in the third quarter of 2008, is subject to various regulatory approvals and the approval of 1st Independence shareholders.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       In connection with its audits for the three most recent fiscal years ended December 31, 2007, there have been no disagreements with the Company's independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

Management's Report on Internal Control Over Financial Reporting

       MainSource Financial Group, Inc. (the "Corporation") is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management's best estimates and judgments.

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

       Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2007, in relation to criteria for effective internal control over financial reporting as described in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that as of December 31, 2007, its system of internal controls over financial reporting is effective and meets the criteria of the "Internal Control — Integrated Framework". Crowe Chizek and Company LLC, independent registered public accounting firm, has issued an attestation report dated March 12, 2008 on the Corporation's internal control over financial reporting. This report is incorporated by reference in Item 8 above, under the heading "Report of Independent Registered Public Accounting Firm".

Robert E. Hoptry
President and Chief Executive Officer

James M. Anderson
Senior Vice President and Chief Financial Officer

ITEM 9B.    OTHER INFORMATION

       None

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

       Financial Statements filed as part of this Form 10-K are included under Part II, Item 8, above.

(a)(2) Financial statement schedules

       All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes in Part II, Item 8 above.

(a)(3) Exhibits:

       2.1     Agreement and Plan of Merger, dated February 26, 2008, among MainSource Financial Group, Inc., 1st Independence Financial Group, Inc., and 1st Independence Bank, Inc. (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K of the registrant filed February 27, 2008 with the commission (Commission File No. 0-12422)).

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

       10.4   Form of Executive Severance Agreement dated January 16, 2001 between the Registrant and James L. Saner, Sr. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2000 filed March 30, 2001 with the Commission (Commission File No. 0-12422)).*

       10.5   Form of Executive Severance Agreement dated January 16, 2001 between the Registrant and John C. Parker (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2002 filed March 28, 2003 with the Commission (Commission File No. 0-12422)).*

       10.6   Form of Executive Severance Agreement dated January 16, 2001 between Registrant and Daryl R. Tressler (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2006 filed March 14, 2007 with the Commission (Commission File No. 0-12422)).*

       10.7   Form of Change-In-Control Agreement dated February 20, 2007 to be effective January 1, 2006, between Registrant and James M. Anderson (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2006 filed March 14, 2007 with the Commission (Commission File No. 0-12422)).*

       10.8   Form of Indemnification Agreement for Directors and Certain Officers of Registrant (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed February 24, 2005 with the Commission (Commission File No. 0-12422)).

       10.9   Registrant's 2007 Stock Incentive Plan.*

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

(c)
Schedules

       None required

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2008.

MAINSOURCE FINANCIAL GROUP, INC.
/s/ Robert E. Hoptry President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities with the Company and on the dates indicated.

Signature		Capacity	Date

/s/	William G. Barron

	William G. Barron	Director	March 14, 2008

/s/	Brian J. Crall

	Brian J. Crall	Director	March 14, 2008

/s/	Douglas I. Kunkel

	Douglas I. Kunkel	Director	March 14, 2008

/s/	Philip A. Frantz

	Philip A. Frantz	Director	March 14, 2008

/s/	Rick S. Hartman

	Rick S. Hartman	Director	March 14, 2008

/s/	D.J. Hines

	D.J. Hines	Director	March 14, 2008

/s/	Robert E. Hoptry

	Robert E. Hoptry	Director Chairman of the Board President & Chief Executive Officer	March 14, 2008

/s/	James M. Anderson

	James M. Anderson	Senior Vice President & Chief Financial Officer	March 14, 2008

QuickLinks

TABLE OF CONTENTS
PART I.
  ITEM 1. BUSINESS (Dollars in thousands except per share data)
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS.
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER'S PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOW
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS & PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART IV
  ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES