Form 10-Q
period 2008-03-31
MAINSOURCE FINANCIAL GROUP
filed 2008-05-07
CIK 720002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

COMMISSION FILE NUMBER 0-12422

MAINSOURCE FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

INDIANA	35-1562245
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2105 North State Road 3 Bypass, GREENSBURG, INDIANA	47240
(Address of principal executive offices)	(Zip Code)

(812) 663-6734

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if
changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐  No    ☒

As of May7, 2008 there were outstanding 18,568,676 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

Item 1. Financial Statements

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Cash and due from banks	$59,913	$81,660
Money market and federal funds sold	7,192	2,995
Cash and cash equivalents	67,105	84,655
Interest bearing time deposits	116	116
Investment securities available for sale	506,930	489,739
Loans held for sale	7,456	2,439
Loans, net of allowance for loan losses of $15,423 and $14,331	1,666,497	1,679,347
Restricted stock, at cost	23,030	22,947
Premises and equipment, net	40,326	40,483
Goodwill	122,046	122,046
Purchased intangible assets	12,643	13,278
Cash surrender value of life insurance	41,849	41,420
Interest receivable and other assets	40,345	39,967
Total assets	$2,528,343	$2,536,437

Liabilities
Deposits
Noninterest bearing	$201,711	$200,753
Interest bearing	1,702,445	1,701,076
Total deposits	1,904,156	1,901,829
Other borrowings	59,546	50,156
Federal Home Loan Bank (FHLB) advances	224,804	257,099
Subordinated debentures	41,239	41,239
Other liabilities	24,841	22,012
Total liabilities	2,254,586	2,272,335

Shareholders’ equity
Preferred stock, no par value Authorized shares - 400,000 Issued and outstanding shares - none	—	—
Common stock $.50 stated value, no par value:
Authorized shares - 25,000,000 Issued shares – 19,151,759 and 19,151,759 Outstanding shares – 18,570,071 and 18,570,139	9,610	9,610
Treasury stock – 581,688 and 581,620, at cost	(9,488)	(9,487)
Additional paid-in capital	196,735	196,712
Retained earnings	69,650	65,999
Accumulated other comprehensive income	7,250	1,268
Total shareholders’ equity	273,757	264,102
Total liabilities and shareholders’ equity	$2,528,343	$2,536,437

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollar amounts in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2008	2007

Interest income
Loans, including fees	$29,696	$28,863
Investment securities	6,305	6,042
Other interest income	54	195
Total interest income	36,055	35,100
Interest expense
Deposits	12,326	12,632
Federal Home Loan Bank advances	2,832	2,518
Subordinated debentures	782	819
Other borrowings	440	524
Total interest expense	16,380	16,493
Net interest income	19,675	18,607
Provision for loan losses	2,196	696
Net interest income after provision for loan losses	17,479	17,911
Non-interest income
Insurance commissions	512	419
Mortgage banking	967	615
Trust and investment product fees	417	368
Service charges on deposit accounts	3,241	2,670
Net realized gains on securities	342	39
Increase in cash surrender value of life insurance	389	355
Interchange income	810	741
Other income	1,165	884
Total non-interest income	7,843	6,091
Non-interest expense
Salaries and employee benefits	10,672	9,689
Net occupancy expenses	1,503	1,426
Equipment expenses	1,481	1,458
Intangibles amortization	635	666
Telecommunications	431	492
Stationery printing and supplies	310	383
Other expenses	2,779	2,756
Total non-interest expense	17,811	16,870
Income before income tax	7,511	7,132
Income tax expense	1,260	1,717
Net income	$6,251	$5,415

Comprehensive income	$12,233	$5,936

Cash dividends declared per share	$0.140	$0.135

Net income per share - basic and diluted	$0.34	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollar amounts in thousands)

(Unaudited)

	Three months ended
	March 31,
	2008	2007
Operating Activities
Net income	$6,251	$5,415
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,196	696
Depreciation and amortization	1,071	1,052
Securities amortization, net	(202)	(186)
Stock based compensation expense	23	40
Amortization of core deposit intangibles	635	666
Increase in cash surrender value of life insurance policies	(389)	(355)
Investment securities (gains)	(342)	(39)
Gain on loans sold	(519)	(192)
Loans originated for sale	(33,881)	(16,686)
Proceeds from loan sales	29,383	17,410
Change in other assets and liabilities	(972)	2,797
Net cash provided (used) by operating activities	3,254	10,618

Investing Activities
Purchases of securities available for sale	(64,061)	(32,051)
Proceeds from maturities and payments on securities available for sale	22,644	13,075
Proceeds from sales of securities available for sale	34,052	15,576
Loan originations and payments, net	10,654	7,710
Purchases of premises and equipment	(914)	(785)
Net cash provided (used) by investing activities	2,375	3,525

Financing Activities
Net change in deposits	2,327	(34,569)
Net change in short-term borrowings	9,390	8,421
Proceeds from FHLB advances	75,000	20,000
Repayment of FHLB advances	(107,295)	(17,893)
Purchase of treasury shares	(1)	(391)
Cash dividends and fractional stock dividends	(2,600)	(2,549)
Net cash provided (used) by financing activities	(23,179)	(26,981)
Net change in cash and cash equivalents	(17,550)	(12,838)
Cash and cash equivalents, beginning of year	84,655	104,155
Cash and cash equivalents, end of period	$67,105	$91,317

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1 - BASIS OF PRESENTATION (Dollar amounts in thousands except per share data)

The significant accounting policies followed by MainSource Financial Group, Inc. (“Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared according to accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. The interim statements do not include all information and footnotes normally included in the annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature. Some items in prior period financial statements were reclassified to conform to current presentation. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Adoption of New Accounting Standards

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material as the Company had been reporting its investments available for sale at market using a consistent pricing methodology.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue was effective for fiscal years beginning after December 15, 2007. The Company determined that the adoption of this EITF did not have a material effect on the financial statements.

NOTE 2 - STOCK PLANS AND STOCK BASED COMPENSATION

From time to time, options to buy stock are granted to directors and officers of the Company under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”), which was adopted and approved by the Board of Directors of the Company on January 16, 2007. The plan was effective upon the approval of the plan by the Company’s shareholders, which occurred on April 26, 2007 at the Company’s annual meeting of shareholders. The 2007 Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock bonuses and restricted stock awards. Incentive stock options may be granted only to employees. An aggregate of 650,000 shares of common stock are reserved for issuance under the 2007 Stock Incentive Plan. Shares issuable under the 2007 Stock Incentive Plan will be authorized and unissued shares of common stock or treasury shares. The 2007 Stock Incentive Plan is in addition to, and not in replacement of, the MainSource Financial Group, Inc. 2003 Stock Option Plan (“the 2003 Option Plan”), which was approved by the Company’s Board of Directors on January 21, 2003, and was effective upon approval by the Company’s shareholders on April 23, 2003. The 2003 Option Plan provided for up to 607,754 incentive and nonstatutory stock options. Upon the approval of the 2007 Stock Incentive Plan, no further awards of options may be made under the 2003 Option Plan. Unexercised options which were previously issued under the 2003 Option Plan have not been terminated, but will otherwise continue in accordance with the 2003 Option Plan and the agreements pursuant to which the options were issued. All stock options granted under either the 2003 Option Plan or the 2007 Stock Incentive Plan have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted. The maximum option term is ten years, and options vest immediately for the directors’ grant and over four years for the officers’ grant.

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

The following table summarizes stock option activity:

	Three Months Ended March 31, 2008
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	275,837	$18.07
Granted	4,000	14.15
Exercised	—	—
Forfeited or expired	—	—
Outstanding, quarter end	279,837	$18.01
Options exercisable at quarter end	209,256	$18.29

The following table details stock options outstanding:

(dollars in thousands)	March 31, 2008	December 31, 2007
Stock options vested and currently exercisable:
Number	209,256	190,681
Weighted average exercise price	$18.29	$18.40
Aggregate intrinsic value	106	109
Weighted average remaining life (in years)	6.6	6.6

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $23 in stock compensation expense during the three months ended March 31, 2008 to salaries and employee benefits. There were 4,000 options granted in the first quarter of 2008. In order to calculate the fair value of this option grant, the following weighted-average assumptions were used as of the grant date: risk-free interest rate 3.41%, expected option life 7 years, expected stock price volatility 20.2%, and dividend yield 3.50%. The resulting weighted average fair value of the options granted in the first quarter of 2008 was $2.30 for each option granted. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. The Company reduced its compensation expense for estimated forfeitures prior to vesting in the second quarter of 2007. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2008 and beyond is estimated as follows:

Year	(in thousands)
April 2008 - December 2008	$50
2009	73
2010	54
2011	3

NOTE 3 - SECURITIES

The fair value of securities available for sale and related gross unrealized gains/losses recognized in accumulated other comprehensive income (loss) was as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
As of March 31, 2008
Available for Sale
Federal agencies	$37,960	$536	$—
State and municipal	132,991	3,338	(240)
Mortgage-backed securities	328,152	7,683	(18)
Equity and other securities	7,827	28	(87)
Total available for sale	$506,930	$11,585	$(345)

As of December 31, 2007
Available for Sale
Federal agencies	$31,964	$187	$(2)
State and municipal	127,697	1,812	(330)
Mortgage-backed securities	323,206	1,969	(1,697)
Equity and other securities	6,872	57	(38)
Total available for sale	$489,739	$4,025	$(2,067)

Unrealized losses on AFS securities have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.

NOTE 4 - LOANS AND ALLOWANCE

	March 31,	December 31,
	2008	2007

Commercial and industrial loans	$209,511	$214,393
Agricultural production financing	29,098	29,812
Farm real estate	40,645	42,185
Commercial real estate	326,242	326,194
Hotel	57,988	50,565
Residential real estate	771,737	780,102
Construction and development	124,278	123,611
Consumer	122,421	126,816
Total loans	1,681,920	1,693,678
Allowance for loan lossess	(15,423)	(14,331)
Net loans	$1,666,497	$1,679,347

	March 31,
	2008	2007
Allowance for loan losses
Balances, January 1	$14,331	$12,792
Provision for losses	2,196	696
Recoveries on loans	288	244
Loans charged off	(1,392)	(613)
Balances, March 31	$15,423	$13,119

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination, and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans is as follows:

	March 31,	December 31,
	2008	2007
Commercial real estate	$5,104	$6,945
Mortgage	353	354
Consumer	245	249
Outstanding balance	$5,702	$7,548
Carrying amount, net of allowance of $492 and $565	$4,451	$5,951

For those purchased loans disclosed above, the Company decreased the allowance for loan losses by $73 during the first quarter of 2008 and increased the allowance by $230 during the first quarter of 2007.

Accretable yield, or income expected to be collected is as follows:

	2008	2007

Balance January 1	$0	$0

Accretion of income	107	0

Reclassification from nonaccretable difference	(107)	0

Balance March 31	$0	$0

NOTE 5 - DEPOSITS

	March 31,	December 31,
	2008	2007

Non-interest-bearing demand	$201,711	$200,753
Interest-bearing demand	505,694	532,539
Savings	351,132	345,869
Certificates of deposit of $100 or more	222,864	238,211
Other certificates and time deposits	622,755	584,457
Total deposits	$1,904,156	$1,901,829

NOTE 6 - EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

	March 31, 2008			March 31, 2007
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
For the three months ended	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Income available to common shareholders	$6,251	18,570,123	$0.34	$5,415	18,747,921	$0.29
Effect of dilutive shares		2,815			19,439
Diluted earnings per share	$6,251	18,572,938	$0.34	$5,415	18,767,360	$0.29

Stock options for 226,350 and 258,050 shares of common stock were not considered in computing diluted earnings per share for 2008 and 2007 because they were antidilutive.

NOTE 7 — PENDING ACQUISITION

On February 26, 2008, MainSource entered into a definitive agreement to acquire 1 st  Independence Financial Group, Inc. a Delaware corporation (“1 st  Independence”), and 1 st  Independence Bank, Inc, a Kentucky chartered commercial bank and a wholly owned subsidiary of 1 st  Independence. The agreement provides that shareholders of 1 st  Independence will receive cash in the amount of $5.475 per share and ..881036 shares of MainSource common stock for each share of 1 st  Independence owned by them. The transaction value is estimated at $37 million. MainSource expects to issue approximately 1.76 million shares of its common stock in the transaction. The transaction, which is expected to close in the third quarter of 2008, is subject to various regulatory approvals and the approval of 1 st  Independence shareholders.

NOTE 8 – FAIR VALUE

FASB Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or using market data utilizing pricing models, primarily Interactive Data Corporation (IDC), that vary based upon asset class and include available trade, bid, and other market information. Matrix pricing is used for most municipals, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. The grouping of securities is done according to insurer, credit support, state of issuance, and rating to incorporate additional spreads and municipal curves. For the general market municipals, the Thomson Municipal Market Data curve is used to determine the initial curve for determining the price, movement, and yield relationships with the municipal market (Level 2 inputs). Level 3 securities are largely comprised of small, local municipality issuances and Community Reinvestment Act (CRA) qualified credits. Fair values are derived through consideration of funding type, maturity and other features of the issuance, and include reviewing financial statements, earnings forecasts, industry trends and the valuation of comparative issuers.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$506,930	$177	$497,687	$9,066

The table below presents a reconciliation and income statement classification of gains and losses for all assets  measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2008:

Available for sale securities
Beginning balance, Jan. 1, 2008	$4,988
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—
Gains (losses) on sales of securities	—
Included in other comprehensive income	(73)
Purchases, issuances, and settlements	4,712
Transfers in and / or out of Level 3	(561)
Ending balance, March 31, 2008	$9,066

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$6,855			$6,855

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9,146, with a valuation allowance of $2,291, resulting in an additional provision for loan losses of $269 for the period.

Values for collateral dependent loans are based on appraisals obtained from licensed real estate appraisals. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value in the cost to replace the current property. Values of market comparison approach evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investors required return.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands except per share data)

Overview

MainSource Financial Group, Inc. (“Company”) is a multi-bank, financial holding company that provides an array of financial services and is headquartered in Greensburg, Indiana. The Company’s shares trade on the NASDAQ national market under the symbol MSFG. On March 31, 2008, the Company controlled three bank subsidiaries, MainSource Bank, MainSource Bank of Illinois, and MainSource Bank - Ohio. In addition to the banking subsidiaries, the Company owned the following subsidiaries: MainSource Insurance, LLC, MainSource Statutory Trust I, MainSource Statutory Trust II, MainSource Statutory Trust III, MainSource Statutory Trust IV, MSB Investments of Nevada, Inc., and MainSource Title, LLC. As required by current accounting guidance, the trusts are no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by the trusts as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company.

On February 26, 2008, MainSource entered into a definitive agreement to acquire 1st Independence Financial Group, Inc. a Delaware corporation (“1st Independence”), and 1st Independence Bank, Inc, a Kentucky chartered commercial bank and a wholly owned subsidiary of 1st Independence. The agreement provides that shareholders of 1st Independence will receive cash in the amount of $5.475 per share and 0.881036 shares of MainSource common stock for each share of 1st Independence common stock owned by them. The transaction value is estimated at $37 million.  MainSource expects to issue approximately 1.76 million shares of its common stock in the transaction. The transaction, which is expected to close in the third quarter of 2008, is subject to various regulatory approvals and the approval of 1st Independence shareholders.

Forward-Looking Statements

Except for historical information contained herein, the following discussion and analysis includes certain statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including anticipated financial performance, business prospects and other similar matters, which reflect management’s best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. Factors which might cause such a difference include, but are not limited to, general economic conditions, monetary and fiscal policies of the federal government, demand for loan products, and other factors discussed herein, in our Annual Report on Form 10K for the year ended December 31, 2007, under ITEM 1A “Risk Factors”, and our other filings with the Securities and Exchange Commission. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

Results of Operations

Net income for the first quarter of 2008 was $6,251 compared to $5,415 for the first quarter of 2007. The increase in net income was primarily attributable to a higher level of earning assets, greater non interest income, and the reversal of a tax reserve and was partially offset by the severance accrual related to the resignation of the Company’s former Chief Executive Officer. Diluted earnings per share for the first quarter totaled $0.34 in 2008, an increase from the $0.29 per share reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 9.35% for the first quarter of 2008 while return on average assets was 1.00% for the same period, compared to 8.66% and 0.92% in the first quarter of 2007.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. First quarter net interest income of $19,675 in 2008 was an increase of 5.7% versus the first quarter of 2007. Average earning assets increased 5.9% while net interest margin, on a fully-taxable equivalent basis, was 3.64% for the first quarter of 2008, a slight decrease compared to 3.70% for the same period a year ago.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and provision for Probable Loan Losses” below.

Non-interest Income

First quarter non-interest income for 2008 was $7,843 compared to $6,091 for the first quarter of 2007. This year over year increase was primarily attributable to a $352 increase in mortgage banking income, a $571 increase in service charges on deposit accounts primarily due to an increase in the Company’s overdraft fee, and a $303 increase in security gains primarily related to the Company’s participation in the Visa, Inc. initial public offering and the related partial share redemption which generated a gain of $190.

Non-interest Expense

The Company’s non-interest expense was $17,811 for the first quarter of 2008 compared to $16,870 for the same period in 2007, an increase of 5.6%. Increase in employee costs due to normal merit increases was the primary cause of the increase as well as a $600 severance provision related to the resignation of the Company’s former CEO in February 2008. The Company’s efficiency ratio improved to 63.8% for the first quarter of 2008 compared to 66.6% for the same period a year ago.

Income Taxes

The effective tax rate for the first three months was 16.8% for 2008 compared to 24.1% for the same period a year ago. The decrease in the Company’s effective tax rate was primarily attributable to a reversal of a $595 reserve recorded in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The tax reversal relates to a recent U.S. Tax Court decision that confirmed that a subsidiary of a bank can deduct the interest expense of tax exempt obligations it has purchased. The time for the Internal Revenue Service to appeal the court ruling expired in the first quarter. The Company and its subsidiaries file consolidated income tax returns.

Financial Condition

Total assets at March 31, 2008 were $2,528,343 which were relatively flat compared to the $2,536,437 of total assets as of December 31, 2007. Average earning assets represented 88.1% of average total assets for the first three months of 2008 and 87.6% for the same period in 2007. Average loans represented 90.9% of average deposits in the first three months of 2008 and 86.7% for the comparable period in 2007. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 67.5% and 65.7% for the three-month periods ended March 31, 2008 and 2007 respectively.

Shareholders’ equity was $273,757 on March 31, 2008 compared to $264,102 on December 31, 2007. Book value (shareholders’ equity) per common share was $14.74 at March 31, 2008 versus $14.22 at year-end 2007. Accumulated other comprehensive income increased book value per share by $0.39 at March 31, 2008 and $0.07 at December 31, 2007. Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity. The decrease in interest rates during the first quarter of 2008 was the primary reason for the large increase in accumulated comprehensive income as the Company’s investment portfolio is comprised largely of debt instruments which increased in market value as a result of the change in interest rates.

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

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 45.9% of total loans at March 31, 2008 and 46.1% at December 31, 2007. On March 31, 2008, the Company had $7,456 of residential real estate loans held for sale, which was an increase from the year-end balance of $2,439. The Company generally retains the servicing rights on mortgages sold.

Non-performing loans totaled $20,196, or 1.20% of total loans, as of March 31, 2008, compared to $16,766, or 1.07% of total loans, as of March 31, 2007, and $20,493 or 1.21% of loans at December 31, 2007. The slight decrease in non-performing loans since year-end was due primarily to the reduction in non-accrual loans at MainSource Bank. The allowance for loan losses was $15,423 as of March 31, 2008 and represented 0.92% of total outstanding loans compared to $14,331 as of December 31, 2007 or 0.85% of total outstanding loans.

The provision for loan losses was $2,196 in the first quarter of 2008 compared to $696 for the same period in 2007 and $2,966 in the fourth quarter of 2008. The increase in the provision in 2008 over 2007 was primarily attributable to the increase in the specific allowance allocations on certain commercial real estate loans which exhibited credit deterioration in the first quarter and the increase in charge-offs for the quarter. Net loan losses were $1,104 for the first quarter of 2008 compared to $369 for the same period a year ago. The Company’s charge-offs for the first quarter of 2008 were small dollar charge-offs related to numerous credits and were not specific to any one industry of geographical area. The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and information about specific borrower situations. The allowance for loan losses as of March 31, 2008 was considered adequate by management.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of March 31, 2008, the Company had $506,930 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $11,240 was recorded to adjust the AFS portfolio to current market value at March 31, 2008, compared to an unrealized pre-tax gain of $1,958 at December 31, 2007. Unrealized losses on AFS securities have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreement to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 84.3% and 86.5% of total average earning assets for the three-month periods ending March 31, 2008 and 2007. Total interest-bearing deposits averaged 89.8% and 89.9% of average total deposits for the three-month periods ending March 31, 2008 and 2007, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $224,804 outstanding at March 31, 2008. These advances have interest rates ranging from 2.25% to 6.36%. Approximately $21,000 of these advances were obtained for short-term liquidity needs and had original maturities of six months or less. The remaining advances were originally long-term advances with approximately $36,000 maturing in 2008, $10,000 maturing in 2009, $72,000 maturing in 2010, $15,000 maturing in 2011, and $71,000 maturing in 2012 and beyond.

Capital Resources

Total shareholders’ equity was $273,757 at March 31, 2008, which was an increase of $9,655 compared to the $264,102 of shareholders’ equity at December 31, 2007. The increase in shareholder equity was attributable to the net income generated in the quarter less the cash dividend paid as well as an increase in other comprehensive income related to the improvement in fair value of investment securities.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At March 31, 2008, Tier 1 capital to total average assets was 7.2%. Tier 1 capital to risk-adjusted assets was 10.4%. Total capital to risk-adjusted assets was 11.3%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company’s subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.140 per share in the first quarter of 2008 versus $0.135 for the first quarter of 2007.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 73.9% of total earning assets for the three months ended March 31, 2008 and 72.5% for the same period in 2007.

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. In addition, the Company and its affiliates have access to lines of credit and the Federal Home Loan Bank for borrowing purposes.

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

At March 31, 2008, the Company held approximately $952 million in assets comprised of securities, loans, and short-term investments, which were interest sensitive in one year or less time horizons.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2008 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The activity in the Company’s Stock Repurchase Program for the first quarter of 2008 was as follows:

				Maximum Number
			Total Number of Shares	(or Approximate Dollar
	Total Number	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	of Shares (or	Paid Per Share	of Publicly Announced Plans	That May Yet Be Purchased
Period	Units) Purchased	(or Unit)	or Programs	Under the Plans or Programs (1)

January 2008	—	—	—	312,744

February 2008	—	—	—	312,744

March 2008	68	$14.03	68	312,676

Total	68		68

(1)          The Company’s Stock Repurchase Program was approved by the Board of Directors on March 22, 2007, to be effective April 1, 2007, and authorized the purchase of up to 2.5%, or approximately 500,000, of the Company’s outstanding shares of common stock. The Program expired on March 31, 2008. On March 17, 2008, the Board of Directors of the Company authorized a new stock purchase program effective April 1, 2008. Under the new program, the Company will be authorized to repurchase up to 2.5% of its currently outstanding common stock, or approximately 500,000 shares. The new program will expire on March 31, 2009, unless completed sooner or otherwise extended.

Item 6.             Exhibits

2.1 Agreement and Plan of Merger, dated February 26, 2008, among MainSource Financial Group, Inc., 1st Independence Financial Group, Inc. and 1st Independence Bank, Inc. (incorporated by reference to the Exhibit 2.1 to the Report on Form 8-K of the registrant filed February 27, 2008 with the Commission (Commission File No. 0-12422)).

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

MAINSOURCE FINANCIAL GROUP, INC.

May 7, 2008

/s/ Robert E. Hoptry
Robert E. Hoptry
President and Chief Executive Officer

May 7, 2008

/s/ James M. Anderson
James M. Anderson
Senior Vice President and Chief Financial Officer