Form 10-Q
period 2008-06-30
MAINSOURCE FINANCIAL GROUP
filed 2008-08-08
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or “smaller reporting company”. See the definitions of “Large Accelerated Filer”, “Accelerated Filer” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒ Smaller reporting company ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of August 3, 2008 there were outstanding 18,573,885 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

Item 1.  Financial Statements

	(Unaudited)
	June 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$61,346	$81,660
Money market and federal funds sold	7,037	2,995
Cash and cash equivalents	68,383	84,655
Interest bearing time deposits	16	116
Investment securities available for sale	500,293	489,739
Loans held for sale	1,847	2,439
Loans, net of allowance for loan losses of $17,611 and $14,331	1,682,921	1,679,347
Restricted stock, at cost	23,113	22,947
Premises and equipment, net	42,129	40,483
Goodwill	122,046	122,046
Purchased intangible assets	12,009	13,278
Cash surrender value of life insurance	42,169	41,420
Interest receivable and other assets	43,810	39,967
Total assets	$2,538,736	$2,536,437

Liabilities
Deposits
Noninterest bearing	$218,756	$200,753
Interest bearing	1,702,045	1,701,076
Total deposits	1,920,801	1,901,829
Short-term borrowings and note payable	39,586	50,156
Federal Home Loan Bank (FHLB) advances	245,882	257,099
Subordinated debentures	41,239	41,239
Other liabilities	23,153	22,012
Total liabilities	2,270,661	2,272,335

Shareholders’ equity
Preferred stock, no par value Authorized shares - 400,000 Issued and outstanding shares - none	—	—
Common stock $.50 stated value: Authorized shares - 25,000,000 Issued shares — 19,151,759 and 19,151,759 Outstanding shares — 18,573,885 and 18,570,139	9,612	9,610
Treasury stock — 577,874 and 581,620 shares, at cost	(9,424)	(9,487)
Additional paid-in capital	196,740	196,712
Retained earnings	73,131	65,999
Accumulated other comprehensive income/(loss)	(1,984)	1,268
Total shareholders’ equity	268,075	264,102
Total liabilities and shareholders’ equity	$2,538,736	$2,536,437

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in thousands except per share data)

	(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest income
Loans, including fees	$28,341	$29,650	$58,037	$58,513
Investment securities	6,462	6,115	12,767	12,157
Other interest income	36	296	90	491
Total interest income	34,839	36,061	70,894	71,161
Interest expense
Deposits	10,279	13,311	22,605	25,943
Federal Home Loan Bank advances	2,472	2,508	5,304	5,026
Subordinated debentures	565	833	1,347	1,652
Other borrowings	279	659	719	1,183
Total interest expense	13,595	17,311	29,975	33,804
Net interest income	21,244	18,750	40,919	37,357
Provision for loan losses	3,471	899	5,667	1,595
Net interest income after provision for loan losses	17,773	17,851	35,252	35,762
Non-interest income
Insurance commissions	562	512	1,074	931
Mortgage banking	1,215	749	2,182	1,364
Trust and investment product fees	403	447	820	815
Service charges on deposit accounts	3,522	3,406	6,763	6,076
Net realized gains on securities	87	190	429	229
Increase in cash surrender value of life insurance	355	368	744	723
Interchange income	927	846	1,737	1,587
Other income	675	949	1,840	1,833
Total non-interest income	7,746	7,467	15,589	13,558
Non-interest expense
Salaries and employee benefits	9,984	9,475	20,656	19,164
Net occupancy expenses	1,382	1,312	2,885	2,738
Equipment expenses	1,499	1,525	2,980	2,983
Intangibles amortization	634	667	1,269	1,333
Telecommunications	457	520	888	1,012
Stationery printing and supplies	319	379	629	762
Other expenses	3,001	3,219	5,780	5,975
Total non-interest expense	17,276	17,097	35,087	33,967
Income before income tax	8,243	8,221	15,754	15,353
Income tax expense	2,069	2,218	3,329	3,935
Net income	$6,174	$6,003	$12,425	$11,418

Comprehensive income/(loss)	$(3,060)	$(581)	$9,173	$5,355

Cash dividends declared per share	$0.145	$0.140	$0.285	$0.275

Net income per share - basic and diluted	$0.33	$0.32	$0.67	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollar amounts in thousands)

	(Unaudited)
	Six months ended June 30,
	2008	2007
Operating Activities
Net income	$12,425	$11,418
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,667	1,595
Depreciation and amortization	2,147	2,095
Securities amortization, net	(391)	(370)
Stock based compensation expense	46	70
Amortization of core deposit intangibles	1,269	1,333
Increase in cash surrender value of life insurance policies	(744)	(723)
Investment securities (gains)	(429)	(229)
Gain on loans sold	(1,060)	(462)
Loans originated for sale	(67,586)	(39,466)
Proceeds from loan sales	69,238	40,819
Change in other assets and liabilities	(1,061)	(206)
Net cash provided by operating activities	19,521	15,874

Investing Activities
Purchases of securities available for sale	(113,477)	(74,101)
Proceeds from maturities and payments on securities available for sale	44,181	25,135
Proceeds from sales of securities available for sale	54,498	35,613
Loan originations and payments, net	(9,241)	(39,550)
Purchases of premises and equipment	(3,793)	(2,160)
Change in time deposits	100	—
Net cash used by investing activities	(27,732)	(55,063)

Financing Activities
Net change in deposits	18,972	(19,477)
Net change in short-term borrowings	(10,570)	42,855
Proceeds from Federal Home Loan Bank advances	223,000	20,000
Repayment of Federal Home Loan Bank advances	(234,217)	(21,158)
Purchase of treasury shares	(22)	(806)
Cash dividends and fractional stock dividends	(5,293)	(5,172)
Proceeds from exercise of stock options	69	343
Net cash provided/(used) by financing activities	(8,061)	16,585
Net change in cash and cash equivalents	(16,272)	(22,604)
Cash and cash equivalents, beginning of year	84,655	104,155
Cash and cash equivalents, end of period	$68,383	$81,551

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

NOTE 1 - BASIS OF PRESENTATION

The significant accounting policies followed by MainSource Financial Group, Inc. (“Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared according to accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. The interim statements do not include all information and footnotes normally included in the annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature. Some items in prior period financial statements were reclassified to conform to current presentation. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the MainSource Financial Group, Inc. December 31, 2007 Annual Report on Form 10-K.

Adoption of New Accounting Standards

In February 2007, the FASB issued Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material as the Company had been reporting its investments available for sale at market using a consistent pricing methodology.  See Note 8 for additional information.

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

NOTE 2 - STOCK PLANS AND STOCK BASED COMPENSATION

From time to time, options to buy stock are granted to directors and officers of the Company under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”), which was adopted and approved by the Board of Directors of the Company on January 16, 2007. The plan was effective upon the approval of the plan by the Company’s shareholders, which occurred on April 26, 2007 at the Company’s annual meeting of shareholders. The 2007 Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock bonuses and restricted stock awards. Incentive stock options may be granted only to employees. An aggregate of 650,000 shares of common stock are reserved for issuance under the 2007 Stock Incentive Plan. Shares issuable under the 2007 Stock Incentive Plan will be authorized and unissued shares of common stock or treasury shares. The 2007 Stock Incentive Plan is in addition to, and not in replacement of, the MainSource Financial Group, Inc. 2003 Stock Option Plan (“the 2003 Option Plan”), which was approved by the Company’s Board of Directors on January 21, 2003, and was effective upon approval by the Company’s shareholders on April 23, 2003. The 2003 Option Plan provided for up to 607,754 incentive and nonstatutory stock options. Upon the approval of the 2007 Stock Incentive Plan, no further awards of options may be made under the 2003 Option Plan. Unexercised options which were previously issued under the 2003 Option Plan have not been terminated, but will otherwise continue in accordance with the 2003 Option Plan and the agreements pursuant to which the options were issued. All stock options granted under either the 2003 Option Plan or the 2007 Stock Incentive Plan have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted. The maximum option term is ten years, and options vest immediately for the directors’ grant and over four years for the officers’ grant, except as otherwise determined by the Compensation Committee of the Board of Directors.

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

The following table summarizes stock option activity:

	Six Months Ended June 30, 2008
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	275,837	$18.07
Granted	4,000	14.15
Exercised	(5,209)	13.36
Forfeited or expired	(7,980)	20.05
Outstanding, period end	266,648	$18.04
Options exercisable at period end	197,700	$18.35

The following table details stock options outstanding:

	June 30, 2008	December 31, 2007
Stock options vested and currently exercisable:
Number	197,700	190,681
Weighted average exercise price	$18.35	$18.40
Aggregate intrinsic value	95	109
Weighted average remaining life (in years)	6.3	6.6

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $46 in stock compensation expense during the six months ended June 30, 2008 to salaries and employee benefits. There were 4,000 options granted in the first quarter of 2008. In order to calculate the fair value of this option grant, the following weighted-average assumptions were used as of the grant date: risk-free interest rate 3.41%, expected option life 7 years, expected stock price volatility 20.2%, and dividend yield 3.50%. The resulting weighted average fair value of the options granted in the first quarter of 2008 was $2.30 for each option granted. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. The Company reduced its compensation expense for estimated forfeitures prior to vesting in the second quarter of 2007. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2008 and beyond is estimated as follows:

Year	(in thousands)
July 2008 - December 2008	$33
2009	73
2010	54
2011	3

NOTE 3 - SECURITIES

The fair value of securities available for sale and related urealized gains/losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
As of June 30, 2008
Available for Sale
Federal agencies	$34,712	$40	$(113)
State and municipal	140,206	1,604	(1,200)
Mortgage-backed securities	315,829	1,118	(4,194)
Equity and other securities	9,546	11	(372)
Total available for sale	$500,293	$2,773	$(5,879)

As of December 31, 2007
Available for Sale
Federal agencies	$31,964	$187	$(2)
State and municipal	127,697	1,812	(330)
Mortgage-backed securities	323,206	1,969	(1,697)
Equity and other securities	6,872	57	(38)
Total available for sale	$489,739	$4,025	$(2,067)

Unrealized losses on available for sale securities have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

NOTE 4 - LOANS AND ALLOWANCE

	June 30, 2008	December 31, 2007

Commercial and industrial loans	$202,625	$214,393
Agricultural production financing	33,223	29,812
Farm real estate	40,396	42,185
Commercial real estate	349,078	326,194
Hotel	70,939	50,565
Residential real estate	757,354	780,102
Construction and development	125,368	123,611
Consumer	121,549	126,816
Total loans	1,700,532	1,693,678
Allowance for loan losses	(17,611)	(14,331)
Net loans	$1,682,921	$1,679,347

	June 30,
	2008	2007
Allowance for loan losses
Balances, January 1	$14,331	$12,792
Provision for losses	5,667	1,595
Recoveries on loans	617	419
Loans charged off	(3,004)	(1,694)
Balances, June 30	$17,611	$13,112

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination, and it was probable, at acquisition, that all contractually required payments would not be collected.  The outstanding balance and carrying amount of those loans is as follows:

	June 30, 2008	Dec. 31, 2007
Commercial real estate	$4,601	$6,945
Mortgage	351	354
Consumer		249
Outstanding balance	$4,952	$7,548
Carrying amount, net of allowance of $166 and $565	$4,132	$5,951

For those purchased loans disclosed above, the Company decreased the allowance for loan losses by $399 during the first six months of 2008 and increased the allowance by $230 during the first six months of 2007.

Accretable yield, or income expected to be collected is as follows:

	2008	2007

Balance January 1	$—	$—

Accretion of income	207	—

Reclassification from nonaccretable difference	(207)	—

Balance June 30	$—	$—

NOTE 5 - DEPOSITS

	June 30, 2008	December 31, 2007

Noninterest-bearing demand	$218,756	$200,753
Interest-bearing demand	460,205	532,539
Savings	376,670	345,869
Certificates of deposit of $100 or more	308,971	238,211
Other certificates and time deposits	556,199	584,457
Total deposits	$1,920,801	$1,901,829

NOTE 6 - EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

	June 30, 2008			June 30, 2007
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
For the three months ended	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Income available to common shareholders	$6,174	18,571,895	$0.33	$6,003	18,740,752	$0.32
Effect of dilutive shares		5,937			9,420
Diluted earnings per share	$6,174	18,577,832	$0.33	$6,003	18,750,172	$0.32

	June 30, 2008			June 30, 2007
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
For the six months ended	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Income available to common shareholders	$12,425	18,571,009	$0.67	$11,418	18,744,317	$0.61
Effect of dilutive shares		4,506			9,238
Diluted earnings per share	$12,425	18,575,515	$0.67	$11,418	18,753,555	$0.61

Stock options for 226,350 and 230,350 shares of common stock were not considered in computing diluted earnings per share for 2008 and 2007 because they were antidilutive for both the quarter and year-to-date.

NOTE 7 — PENDING ACQUISITION

On February 26, 2008, MainSource entered into a definitive agreement to acquire 1 st Independence Financial Group, Inc. a Delaware corporation (“1 st Independence”), and 1 st Independence Bank, Inc, a Kentucky chartered commercial bank and a wholly owned subsidiary of 1 st Independence. The agreement provides that shareholders of 1 st Independence will receive cash in the amount of $5.475 per share (subject to adjustment for changes in 1st Independence’s Consolidated Tangible Shareholders’ Equity) and .881036 shares of MainSource common stock for each share of 1st Independence common stock owned by them. The transaction value is estimated at $37 million. MainSource expects to issue approximately 1.76 million shares of its common stock in the transaction. The transaction is expected to close in the third quarter of 2008.

NOTE 8 – FAIR VALUE

FASB Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$500,293	$133	$494,247	$5,913

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2008:

Available for sale securities
Beginning balance, Jan. 1, 2008	$4,988
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—
Gains (losses) on sales of securities	—
Included in other comprehensive income	(264)
Purchases, issuances, and settlements	1,752
Transfers in and / or out of Level 3	(563)
Ending balance, June 30, 2008	$5,913

Transfers out of level 3 are primarily due to timing of investment purchases close to quarter end and the availability of level 2 data. Subsequent to the quarter, pricing data is obtained.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$12,548			$12,548

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $12,548, with a valuation allowance of $2,827, resulting in an additional provision for loan losses of $536 and $805 for the three and six month periods ended June 30, 2008.

MAINSOURCE FINANCIAL GROUP, INC.
FORM 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands except per share data)

Overview

MainSource Financial Group, Inc. (“Company”) is a multi-bank, financial holding company that provides an array of financial services and is headquartered in Greensburg, Indiana. The Company’s shares trade on the NASDAQ national market under the symbol MSFG. On June 30, 2008, the Company controlled three bank subsidiaries, MainSource Bank, MainSource Bank of Illinois, and MainSource Bank - Ohio. In addition to the banking subsidiaries, the Company owned the following subsidiaries: MainSource Insurance, LLC, MainSource Statutory Trust I, MainSource Statutory Trust II, MainSource Statutory Trust III, MainSource Statutory Trust IV, MSB Investments of Nevada, Inc., and MainSource Title, LLC. As required by current accounting guidance, the trusts are no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by the trusts as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company.

On February 26, 2008, MainSource entered into a definitive agreement to acquire 1st Independence Financial Group, Inc. a Delaware corporation (“1st Independence”), and 1st Independence Bank, Inc, a Kentucky chartered commercial bank and a wholly owned subsidiary of 1st Independence. The agreement provides that shareholders of 1st Independence will receive cash in the amount of $5.475 per share (subject to adjustment for changes in 1st Independence’s Consolidated Tangible Shareholders’ Equity) and 0.881036 shares of MainSource common stock for each share of 1st Independence common stock owned by them. The transaction value is estimated at $37 million.  MainSource expects to issue approximately 1.76 million shares of its common stock in the transaction. The transaction is expected to close in the third quarter of 2008.

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

Results of Operations

Net income for the second quarter of 2008 was $6,174 compared to $6,003 for the second quarter of 2007. The slight increase in net income was primarily attributable to continued improvement in the Company’s margin on earning assets partially offset by an increase in the loan loss provision expense. Diluted earnings per share for the second quarter totaled $0.33 in 2008, a slight increase from the $0.32 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 9.06% for the second quarter of 2008 while return on average assets was .98% for the same period, compared to 9.14% and .98% in the second quarter of 2007.

For the six months ended June 30, 2008, net income was $12,425 compared to $11,418 for the same period a year ago.  The increase in net income was primarily attributable to a higher level of earning assets, greater non interest income, and the reversal of a tax reserve and was partially offset by the severance accrual related to the resignation of the Company’s former Chief Executive Officer and higher loan loss provision expense.  Earnings per share increased to $0.67 in 2008 from $0.61 in 2007. Return on average shareholders’ equity was 9.20% for the first six months of 2008 while return on average assets was .99% for the same period, compared to 8.97% and .96% in the first six months of 2007.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Second quarter net interest income of $21,244 in 2008 was an increase of 13.3% versus the second quarter of 2007. Average earning assets increased 4.9% while net interest margin, on a fully-taxable equivalent basis, increased to 3.92% for the second quarter of 2008 compared to 3.65% for the same period a year ago.

For the first six months of 2008, the Company’s net interest margin was 3.78% compared to 3.68% for the first six months of 2007.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and provision for Probable Loan Losses” below.

Non-interest Income

Second quarter non-interest income for 2008 was $7,746 compared to $7,467 for the second quarter of 2007.  Mortgage banking increased $466 in the second quarter of 2008 compared to the same period in 2007 as refinancing activity increased.

For the six months ended June 30, 2008, non-interest income was $15,589 compared to $13,558 for the same period a year ago. The aforementioned increase in mortgage banking income as well as an increase in service charges on deposit accounts were the primary contributors to the increase.

Non-interest Expense

The Company’s non-interest expense was $17,276 for the second quarter of 2008 compared to $17,097 for the same period in 2007.  The primary cause of the increase was an increase in employee-related costs of $509 related to normal merit increases.   The Company’s efficiency ratio improved to 58.3% for the second quarter of 2008 compared to 63.9% for the same period a year ago.

For the six months ended June 30, 2008, non-interest expense was $35,087 compared to $33,967 for the same period a year ago. Employee costs increased $1,492 due to normal merit increases and a $600 severance provision related to the resignation of the Company’s former CEO in February 2008. The Company’s efficiency ratio was 60.8% for the first six months of 2008 compared to 65.3% for the same period a year ago.

Income Taxes

The effective tax rate for the first six months was 21.1% for 2008 compared to 25.6% for the same period a year ago. The decrease in the Company’s effective tax rate was primarily attributable to a reversal of a $595 reserve recorded in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The tax reversal relates to a recent U.S. Tax Court decision that confirmed that a subsidiary of a bank can deduct the interest expense of tax exempt obligations it has purchased. The time for the Internal Revenue Service to appeal the court ruling expired in the first quarter. The Company and its subsidiaries file consolidated income tax returns.

Financial Condition

Total assets at June 30, 2008 were $2,538,736 and were relatively flat compared to $2,536,437 as of December 31, 2007.  Average earning assets represented 88.2% of average total assets for the first six months of 2008 and 87.8% for the same period in 2007. Average loans represented 90.0% of average deposits in the first six months of 2008 and 86.9% for the comparable period in 2007. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 67.3% and 65.7% for the six-month periods ended June 30, 2008 and 2007 respectively.

The increase in deposits of $18,972 from December 31, 2007 to June 30, 2008 was due primarily to an increase in noninterest bearing deposits.

Shareholders’ equity was $268,075 on June 30, 2008 compared to $264,102 on December 31, 2007.  Book value (shareholders’ equity) per common share was $14.43 at June 30, 2008 versus $14.22 at year-end 2007. Accumulated other comprehensive income/loss decreased book value per share by $0.11 at June 30, 2008 and increased book value per share by $0.07 at December 31, 2007.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.  The increase in long term interest rates in the second quarter of 2008 was the primary reason for the large decrease in accumulated other comprehensive income as the Company’s investment portfolio is comprised largely of debt instruments which decreased in market value as a result of the change in interest rates.

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

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 44.5% of total loans at June 30, 2008 and 46.1% at December 31, 2007. The Company anticipates this category of loans to decrease as a large portion of future residential real estate loan originations will be sold to the secondary market.  On June 30, 2008, the Company had $1,847 of residential real estate loans held for sale, which was a decrease from the year-end balance of $2,439. The Company generally retains the servicing rights on mortgages sold.

Non-performing loans totaled $26,872, or 1.58% of total loans as of June 30, 2008, compared to $15,857, or .98% of total loans as of June 30, 2007, and $20,493, or 1.21% of loans at December 31, 2007. The increase in non-performing loans since year-end was due to an overall weakening in the real estate markets.  The allowance for loan losses was $17,611 as of June 30, 2008 and represented 1.04% of total outstanding loans compared to $14,331 as of December 31, 2007 or .85% of total outstanding loans.

The provision for loan losses was $3,471 in the second quarter of 2008 compared to $899 for the same period in 2007 and $2,196 for the first quarter of 2008. The increase in provision expense was primarily due to the increase in the level of non-performing loans, an increase in specific allocations related to certain commercial real estate loans which exhibited credit deterioration during the second quarter, and the continued weakening in the real estate markets. Net loan losses were $1,283 for the second quarter of 2008 compared to $906 for the same period a year ago. For the six months ended June 30, 2008, net loan losses were $2,387 or 0.28% of average loans outstanding, compared to $1,275 of net loan losses for the six months ended June 30, 2007, which represented 0.16% of average loans outstanding for that period. The Company’s charge-offs for the first six months of 2008 were primarily small dollar charge-offs related to numerous credits and were not specific to any one industry or geographical area.  The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and information about specific borrower situations. The allowance for loan losses as of June 30, 2008 was considered adequate by management.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of June 30, 2008, the Company had $500,293 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax loss of $3,106 was recorded to adjust the AFS portfolio to current market value at June 30, 2008, compared to an unrealized pre-tax gain of $1,958 at December 31, 2007. Unrealized losses on AFS securities have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 84.9% and 86.1% of total average earning assets for the six-month periods ending June 30, 2008 and 2007. Total interest-bearing deposits averaged 89.6% and 89.7% of average total deposits for the six-month periods ending June 30, 2008 and 2007, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $245,882 outstanding at June 30, 2008. These advances have interest rates ranging from 2.42% to 6.36%. Approximately $62,000 of these advances were obtained for short-term liquidity needs and had original maturities of six months or less. The remaining advances were originally long-term advances with approximately $17,000 maturing in 2008, $10,000 maturing in 2009, $72,000 maturing in 2010, $15,000 maturing in 2011, $20,000 maturing in 2012, and $50,000 maturing in 2013 and beyond.

Capital Resources

Total shareholders’ equity was $268,075 at June 30, 2008, which was an increase of $3,973 compared to the $264,102 of shareholders’ equity at December 31, 2007. The increase in shareholder equity was attributable to the net income generated in the first two quarters less the cash dividends paid as well as the decrease in other comprehensive income related to the investment securities.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At June 30, 2008, Tier 1 capital to total average assets was 7.3%. Tier 1 capital to risk-adjusted assets was 10.4%. Total capital to risk-adjusted assets was 11.5%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company’s subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.145 per share in the second quarter of 2008 versus $0.14 for the second quarter of 2007.  For the six months of 2008, the Company declared and paid common dividends of $0.285 per share compared to $0.275 for the first six months of 2007.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 74.6% of total earning assets for the six months ended June 30, 2008 and 72.3% for the same period in 2007.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2008 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c)             The activity in the Company’s Stock Repurchase Program for the second quarter of 2008 was as follows:

				Maximum Number
			Total Number of Shares	(or Approximate Dollar
	Total Number	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	of Shares (or	Paid Per Share	of Publicly Announced Plans	That May Yet Be Purchased
Period	Units) Purchased	(or Unit)	or Programs	Under the Plans or Programs (1)

April 2008	1,395	$14.94	1,395	498,605

May 2008	—	—	—	498,605

June 2008	—	—	—	498,605
Total	1,395		1,395	—

(1)          On March 17, 2008, the Board of Directors of the Company authorized a new stock purchase program effective April 1, 2008. Under the new program, the Company will be authorized to repurchase up to 2.5% of its currently outstanding common stock, or approximately 500,000 shares. The new program will expire on March 31, 2009, unless completed sooner or otherwise extended.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on May 1, 2008.  The two matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

1.        Election of Directors

	Votes Cast
Director	For	Withheld

William G. Barron	14,364,774	609,249
Brian J. Crall	14,459,108	514,916
Philip A. Frantz	14,422,882	551,141
Rick S. Hartman	14,470,653	503,370
D.J. Hines	14,441,113	532,911
Robert E. Hoptry	14,371,447	602,577
Douglas I. Kunkel	14,475,484	498,539

	Votes Cast
	For	Against	Abstain	Broker Non-Vote

2. Ratification of Crowe Chizek as the independent registered public accounting firm	14,744,886	175,810	53,327	—

Item 6.    Exhibits

3.1

Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2003 filed March 12, 2004 with the Commission (Commission File No. 0-12422)).

3.2

Bylaws of MainSource Financial Group, Inc. dated July 17, 2007 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the registrant filed July 25, 2007 with the Commission (Commission File No. 0-12422)), As Amended by the Amendment to the Bylaws of MainSource Financial Group, dated May 19, 2008 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the registrant filed May 23, 2008 with the Commission (Commission File No. 0-12422)).

10.1	Confidential Separation and Release Agreement between Main Source Financial Group, Inc., and James L. Saner, Sr., dated February 21, 2008.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer

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

MAINSOURCE FINANCIAL GROUP, INC.

August 8, 2008

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

August 8, 2008

/s/ James M. Anderson
James M. Anderson
Senior Vice President & Chief Financial Officer