Form 10-Q
period 2008-09-30
MAINSOURCE FINANCIAL GROUP
filed 2008-11-07
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒ Smaller reporting company ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of November 3, 2008 there were outstanding 20,136,362 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

Item 1.  Financial Statements

	(Unaudited)
	September 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$73,437	$81,660
Money market and federal funds sold	22,069	2,995
Cash and cash equivalents	95,506	84,655
Interest bearing time deposits	17	116
Investment securities available for sale	518,066	489,739
Loans held for sale	3,622	2,439
Loans, net of allowance for loan losses of $26,529 and $14,331	1,930,625	1,679,347
Restricted stock, at cost	26,211	22,947
Premises and equipment, net	49,273	40,483
Goodwill	134,653	122,046
Purchased intangible assets	13,152	13,278
Cash surrender value of life insurance	46,115	41,420
Interest receivable and other assets	49,909	39,967
Total assets	$2,867,149	$2,536,437

Liabilities
Deposits
Noninterest bearing	$215,686	$200,753
Interest bearing	1,859,165	1,701,076
Total deposits	2,074,851	1,901,829
Short-term borrowings and note payable	61,542	50,156
Federal Home Loan Bank (FHLB) advances	358,487	257,099
Subordinated debentures	49,766	41,239
Other liabilities	25,193	22,012
Total liabilities	2,569,839	2,272,335

Shareholders’ equity
Preferred stock, no par value Authorized shares - 400,000 Issued and outstanding shares - none	—	—
Common stock $.50 stated value: Authorized shares - 25,000,000 Issued shares — 20,710,764 and 19,151,759 Outstanding shares — 20,136,362 and 18,570,139	10,394	9,610
Treasury stock — 574,402 and 581,620 shares, at cost	(9,367)	(9,487)
Additional paid-in capital	221,761	196,712
Retained earnings	75,594	65,999
Accumulated other comprehensive income/(loss)	(1,072)	1,268
Total shareholders’ equity	297,310	264,102
Total liabilities and shareholders’ equity	$2,867,149	$2,536,437

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollar amounts in thousands except per share data)

	(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Interest income
Loans, including fees	$29,530	$30,550	$87,567	$89,063
Investment securities	6,657	6,147	19,424	18,304
Other interest income	55	86	145	577
Total interest income	36,242	36,783	107,136	107,944
Interest expense
Deposits	9,914	13,904	32,519	39,847
Federal Home Loan Bank advances	2,868	2,975	8,172	8,001
Subordinated debentures	613	842	1,960	2,494
Other borrowings	298	816	1,017	1,999
Total interest expense	13,693	18,537	43,668	52,341
Net interest income	22,549	18,246	63,468	55,603
Provision for loan losses	5,254	1,184	10,921	2,779
Net interest income after provision for loan losses	17,295	17,062	52,547	52,824
Non-interest income
Insurance commissions	516	474	1,590	1,405
Mortgage banking	796	761	2,978	2,125
Trust and investment product fees	418	472	1,238	1,287
Service charges on deposit accounts	3,875	3,606	10,638	9,682
Net realized gains on securities	6	—	435	229
Increase in cash surrender value of life insurance	347	368	1,091	1,091
Interchange income	958	783	2,695	2,370
Other income	886	1,071	2,726	2,904
Total non-interest income	7,802	7,535	23,391	21,093
Non-interest expense
Salaries and employee benefits	10,400	9,621	31,056	28,785
Net occupancy expenses	1,470	1,308	4,355	4,046
Equipment expenses	1,586	1,399	4,566	4,382
Intangibles amortization	634	666	1,903	1,999
Telecommunications	471	452	1,359	1,464
Stationery printing and supplies	389	382	1,018	1,144
Other expenses	3,154	3,465	8,934	9,440
Total non-interest expense	18,104	17,293	53,191	51,260
Income before income tax	6,993	7,304	22,747	22,657
Income tax expense	1,610	1,701	4,939	5,636
Net income	$5,383	$5,603	$17,808	$17,021

Comprehensive income	$6,295	$10,371	$15,468	$15,726

Cash dividends declared per share	$0.145	$0.140	$0.430	$0.415

Net income per share - basic and diluted	$0.28	$0.30	$0.95	$0.91

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollar amounts in thousands)

	(Unaudited)
	Nine months ended September 30,
	2008	2007
Operating Activities
Net income	$17,808	$17,021
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,921	2,779
Depreciation and amortization	3,280	3,164
Securities amortization, net	(542)	(553)
Stock based compensation expense	72	93
Amortization of core deposit intangibles	1,903	1,999
Increase in cash surrender value of life insurance policies	(1,091)	(1,091)
Investment securities gains	(435)	(229)
Gain on loans sold	(1,471)	(771)
Loans originated for sale	(87,058)	(59,282)
Proceeds from loan sales	88,938	61,139
Change in other assets and liabilities	(4,805)	(5,667)
Net cash provided by operating activities	27,520	18,602

Investing Activities
Purchases of securities available for sale	(124,742)	(91,298)
Proceeds from maturities and payments on securities available for sale	54,456	36,825
Proceeds from sales of securities available for sale	55,623	35,613
Loan originations and payments, net	(23,780)	(94,134)
Purchases of premises and equipment	(4,662)	(4,030)
Change in time deposits	99	—
Cash received from bank acquisitions, net	20,451	—
Net cash used by investing activities	(22,555)	(117,024)

Financing Activities
Net change in deposits	(87,770)	(18,478)
Net change in short-term borrowings	11,386	34,271
Proceeds from Federal Home Loan Bank advances	426,000	150,000
Repayment of Federal Home Loan Bank advances	(335,612)	(87,743)
Purchase of treasury shares	(22)	(2,366)
Cash dividends and fractional stock dividends	(8,213)	(7,790)
Proceeds from exercise of stock options	117	348
Net cash provided/(used) by financing activities	5,886	68,242
Net change in cash and cash equivalents	10,851	(30,180)
Cash and cash equivalents, beginning of year	84,655	104,155
Cash and cash equivalents, end of period	$95,506	$73,975

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

Adoption of New Accounting Standards

In February 2007, the FASB issued Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008 or subsequently.

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

The following table summarizes stock option activity:

	Nine Months Ended September 30, 2008
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	275,837	$18.07
Granted	29,000	17.40
Exercised	(8,680)	13.36
Forfeited or expired	(22,589)	19.40
Outstanding, period end	273,568	$18.04
Options exercisable at period end	185,956	$18.38

The following table details stock options outstanding:

	September 30, 2008	December 31, 2007
Stock options vested and currently exercisable:
Number	185,956	190,681
Weighted average exercise price	$18.38	$18.40
Aggregate intrinsic value	308	109
Weighted average remaining life (in years)	6.2	6.6

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $72 in stock compensation expense during the nine months ended September 30, 2008 to salaries and employee benefits. There were 4,000 options granted in the first quarter of 2008 and 25,000 options granted in the third quarter. In order to calculate the fair value of this option grant, the following weighted-average assumptions were used as of the grant date: risk-free interest rate 3.53%, expected option life 7 years, expected stock price volatility 23.8%, and dividend yield 3.28%. The resulting weighted average fair value of the options granted in 2008 was $3.53 for each option granted. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. The Company reduced its compensation expense for estimated forfeitures prior to vesting in the second quarter of 2007. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2008 and beyond is estimated as follows:

Year	(in thousands)
October 2008 - December 2008	$22
2009	106
2010	77
2011	26

NOTE 3 - ACQUISITIONS

In August 2008, the Company consummated its acquisition of 1st Independence Financial Group, Inc. a Delaware corporation (“1st Independence’) and 1st Independence Bank, Inc, a Kentucky chartered commercial bank and wholly owned subsidiary of 1st Independence.  As of the date of acquisition, 1st Independence  had four branches in Jefferson, Anderson, and Mercer counties, Kentucky and four branches in Floyd, Crawford, and Clark counties in Indiana.

As of the date of acquisition, 1st Independence had $240.0 million of loans, and $260.8 million of deposits. Goodwill of $11.7 million and a core deposit of $1.8 million were also recorded. The core deposit intangible asset is being amortized over 10 years using an accelerated method. Goodwill and intangible assets will not be deducted for tax purposes.  The Company funded the $35.0 million purchase price by issuing 1,559,005 shares of its common stock valued at $16.54 per the NASDAQ closing bid on July 24, 2008 and using $9.2 million of cash on hand. The results of operations for this acquisition have been included since the transaction date which was August 29, 2008.

As a result of this acquisition, the Company has expanded its geographical presence in the states of Indiana and Kentucky. The Company believes that the acquisition will allow it to increase its customer base to enhance deposit fee income, market additional products and services to new customers and reduce operating costs through economies of scale. The Company is currently in the process of obtaining third party valuations and completing fair value estimates for certain assets acquired and liabilities assumed in this transaction, and the allocations of the purchase price is subject to refinement based on such valuations and estimates.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

Cash/Fed Funds Sold	$29,999
Securities	16,321
Loans, net	240,011
Core Deposit Intangible	1,777
Goodwill	11,735
Fixed Assets	7,408
Cash surrender value of life insurance	3,793
Other Assets	5,219
Total assets acquired	316,263
Deposits	(260,792)
Other Debt	(19,527)
Other Liabilities	(610)
Total liabilities assumed	(280,929)
Net assets purchased	$35,334

The following table presents proforma information for the periods ended September 30 as if the acquisitions had occurred at the beginning of 2008 and 2007. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates and is not intended to be a projection of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net interest income	$24,073	$20,645	$69,378	$62,853
Net income	5,443	5,832	16,267	17,485
Net income per share - basic	0.27	0.29	0.81	0.87
Net income per share - diluted	0.27	0.29	0.81	0.87

NOTE 4 - SECURITIES

The fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
As of September 30, 2008
Available for Sale
Federal agencies	$36,291	$87	$(73)
State and municipal	141,763	681	(4,201)
Mortgage-backed securities	327,079	3,388	(557)
Equity and other securities	12,933	4	(995)
Total available for sale	$518,066	$4,160	$(5,826)

As of December 31, 2007
Available for Sale
Federal agencies	$31,964	$187	$(2)
State and municipal	127,697	1,812	(330)
Mortgage-backed securities	323,206	1,969	(1,697)
Equity and other securities	6,872	57	(38)
Total available for sale	$489,739	$4,025	$(2,067)

On at least a quarterly basis, our Company reviews its investment securities portfolio for other than temporary impairment in accordance with SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities.  Unrealized losses on available for sale securities have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates and the illiquidity in the marketplace for certain investments. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

NOTE 5 - LOANS AND ALLOWANCE

	September 30, 2008	December 31, 2007

Commercial and industrial loans	$218,870	$214,393
Agricultural production financing	39,202	29,812
Farm real estate	43,972	42,185
Commercial real estate	410,219	326,194
Hotel	78,834	50,565
Residential real estate	866,918	780,102
Construction and development	176,149	123,611
Consumer	122,990	126,816
Total loans	1,957,154	1,693,678
Allowance for loan losses	(26,529)	(14,331)
Net loans	$1,930,625	$1,679,347

Impaired loans were as follows:

	September 30, 2008	December 31, 2007

Impaired loans with an allowance allocated	$51,552	$12,964
Impaired loans with no allocated allowances	8,078	8,327
Total impaired loans	$59,630	$21,291
Allowance allocated for impaired loans	$11,065	$2,346

	September 30,
	2008	2007
Allowance for loan losses
Balances, January 1	$14,331	$12,792
Addition resulting from acquisition	5,564	—
Provision for losses	10,921	2,779
Recoveries on loans	779	716
Loans charged off	(5,066)	(3,118)
	$26,529	$13,169

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination, and it was probable, at acquisition, that all contractually required payments would not be collected.  The outstanding balance and carrying amount of those loans is as follows:

	September 30, 2008	Dec. 31, 2007
Commercial real estate	$8,199	$6,945
Construction and development	9,359	—
Mortgage	3,226	354
Consumer	—	249
Outstanding balance	$20,784	$7,548
Carrying amount, net of allowance of $86 and $565	$14,241	$5,951

For those purchased loans disclosed above, the Company decreased the allowance for loan losses by $479 during the first nine months of 2008 and increased the allowance by $289 during the first nine months of 2007.

Accretable yield, or income expected to be collected is as follows:

	2008	2007

Balance January 1	$—	$—

Accretion of income	207	—

Reclassification from nonaccretable difference	(207)	—

Balance September 30	$—	$—

NOTE 6 - DEPOSITS

	September 30, 2008	December 31, 2007

Noninterest-bearing demand	$215,686	$200,753
Interest-bearing demand	559,146	532,539
Savings	361,351	345,869
Certificates of deposit of $100 or more	340,078	238,211
Other certificates and time deposits	598,590	584,457
Total deposits	$2,074,851	$1,901,829

NOTE 7 – OTHER BORROWINGS

The Company has a revolving credit facility for $30,000 with U.S. Bank as a standby for funding needs which matures September 30, 2009.  As of September 30, 2008 the balance outstanding on this facility was $14,000.  The line is secured by the stock of MainSource Bank.  The line of credit agreement contains various financial and non-financial covenants.  One of these covenants requires the Company to maintain its non-performing loans under two percent of total loans.  Due to the acquisition of 1st Independence, the Company was in violation of this covenant as of September 30, 2008 as its non-performing loans as a percentage of total loans were 2.22%.  The Company is in discussions with U.S. Bank regarding various amendments to the credit facility, including this covenant, and expects to enter into these amendments in the fourth quarter of 2008.  At this time U.S. Bank has not indicated an intention to exercise any of its remedies available under the credit facility as a result of the Company’s covenant violation.

NOTE 8 - EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

	September 30, 2008			September 30, 2007
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
For the three months ended	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Income available to common shareholders	$5,383	19,119,167	$0.28	$5,603	18,679,378	$0.30
Effect of dilutive shares		8,546			8,981
Diluted earnings per share	$5,383	19,127,713	$0.28	$5,603	18,688,359	$0.30

	September 30, 2008			September 30, 2007
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
For the nine months ended	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Income available to common shareholders	$17,808	18,755,062	$0.95	$17,021	18,722,433	$0.91
Effect of dilutive shares		6,308			9,347
Diluted earnings per share	$17,808	18,761,370	$0.95	$17,021	18,731,780	$0.91

Stock options for 228,760 and 230,350 shares of common stock were not considered in computing diluted earnings per share for the nine months of 2008 and 2007 because they were antidilutive.  Stock options for 156,355 and 225,350 shares of common stock were not considered in computing diluted earnings per share for the third quarter of 2008 and 2007 because they were antidilutive.

NOTE 9 – FAIR VALUE

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$518,066	$181	$511,694	$6,191

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2008:

Available for sale securities
Beginning balance, Jan. 1, 2008	$4,988
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—
Gains (losses) on sales of securities	—
Included in other comprehensive income	(764)
Purchases, issuances, and settlements	2,682
Transfers in and / or out of Level 3	(715)
Ending balance, September 30, 2008	$6,191

Transfers out of level 3 are primarily due to timing of investment purchases close to quarter end and the availability of level 2 data. Subsequent to the quarter, pricing data is obtained.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$26,783			$26,783

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $26,783, with a valuation allowance of $8,077, resulting in an additional provision for loan losses of $263 and $1,068 for the three and nine month periods ended September 30, 2008.

MAINSOURCE FINANCIAL GROUP, INC.
FORM 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands except per share data)

Overview

MainSource Financial Group, Inc. (“Company”) is a multi-bank, financial holding company that provides an array of financial services and is headquartered in Greensburg, Indiana. The Company’s shares trade on the NASDAQ national market under the symbol MSFG. On September 30, 2008, the Company controlled four bank subsidiaries, MainSource Bank, MainSource Bank of Illinois, MainSource Bank – Ohio, and 1st Independence Bank. In addition to the banking subsidiaries, the Company owned the following subsidiaries: MainSource Insurance, LLC, MainSource Statutory Trust I, MainSource Statutory Trust II, MainSource Statutory Trust III, MainSource Statutory Trust IV, Harrodsburg Statutory Trust I, Independence Bancorp Statutory Trust I,  MSB Investments of Nevada, Inc., and MainSource Title, LLC. As required by current accounting guidance, the trusts are no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by the trusts as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company.

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

Recent Developments

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”) enacted by the U.S. Congress in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions.  Pursuant to the EESA, the U.S. Department of Treasury (“Treasury”) has the authority to, among other things, purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

Also on October 3, 2008, the Treasury announced the Troubled Asset Relief Program (“TARP”) under the EESA, which gave the Treasury authority to deploy up to $750 billion into the financial markets to address liquidity and related concerns.  On October 14, 2008, the Treasury announced several initiatives under TARP intended to help stabilize the banking industry, including a voluntary capital purchase program (“CPP”).  Under the CPP, the Treasury will purchase up to $250 billion of senior preferred stock from eligible financial institutions on standardized terms with attached warrants to purchase common stock.  If the Company participates in the CPP, the Treasury would purchase from the Company cumulative perpetual preferred shares.  The preferred shares would constitute Tier 1 capital and rank senior to the Company’s common shares.  The Company has currently not made a definitive decision whether to participate in the CPP.  If the Company chooses to participate, the range of the Treasury’s preferred investment would be approximately $19 million to $57 million.

Also on October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program (“TLGP”) that provides unlimited deposit insurance on funds in non-interest bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit.  Institutions eligible to participate have a one time opt-out option available on or before December 5, 2008.  The Company has not currently made a definitive decision whether to opt out of the TLGP.

Results of Operations

Net income for the third quarter of 2008 was $5,383 compared to $5,603 for the third quarter of 2007. The slight decrease in net income was primarily attributable to an increase in loan loss provision expense offset by an improvement in the Company’s margin on earning assets. Diluted earnings per share for the third quarter totaled $0.28 in 2008, a slight decrease from the $0.30 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 7.92% for the third quarter of 2008 while return on average assets was .81% for the same period, compared to 8.77% and .91% in the third quarter of 2007.

For the nine months ended September 30, 2008, net income was $17,808 compared to $17,021 for the same period a year ago.  The increase in net income was primarily attributable to a higher level of earning assets, greater non interest income, and the reversal of a tax reserve and was partially offset by higher loan loss provision expense and the severance accrual related to the resignation of the Company’s former Chief Executive Officer.  Earnings per share increased to $0.95 in 2008 from $0.91 in 2007. Return on average shareholders’ equity was 8.78% for the first nine months of 2008 while return on average assets was .93% for the same period, compared to 8.88% and .94% in the first nine months of 2007.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Third quarter net interest income of $22,549 in 2008 was an increase of 23.6% versus the third quarter of 2007. The Company’s cost of funds in the third quarter of 2008 was approximately100 basis points lower than the same period in 2007 as the Fed’s rate reductions during the fourth quarter of 2007 and the first quarter of 2008 had a more positive impact on the Company’s cost of funds compared to its yield on assets due to the Company’s liability-sensitive balance sheet.  The Company believes that the Fed’s rate reduction in the fourth quarter of 2008 will have a negative impact on net interest margin as the yield on the Company’s earning assets will decrease faster than its cost of funds as many deposit accounts have reached their interest rate floor.  Average earning assets increased 8.3% while net interest margin, on a fully-taxable equivalent basis, increased to 3.92% for the third quarter of 2008 compared to 3.48% for the same period a year ago.

For the first nine months of 2008, the Company’s net interest margin was 3.82% compared to 3.61% for the first nine months of 2007.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and provision for Probable Loan Losses” below.

Non-interest Income

Third quarter non-interest income for 2008 was $7,802 compared to $7,535 for the third quarter of 2007.  Interchange income increased $175 and service charges on deposit accounts increased $269 in the third quarter of 2008 compared to the same period in 2007 as a larger deposit base generated additional fee income.

For the nine months ended September 30, 2008, non-interest income was $23,391 compared to $21,093 for the same period a year ago. Increases in service charges on deposit accounts and  mortgage banking income were the primary contributors to the increase.  Mortgage banking income increased year over year due primarily to a favorable interest rate environment in 2008.

Non-interest Expense

The Company’s non-interest expense was $18,104 for the third quarter of 2008 compared to $17,293 for the same period in 2007.  The primary cause of the increase was an increase in employee-related costs of $779 related to normal merit increases and the current period effect of the acquisition of 1st Independence.   The Company’s efficiency ratio improved to 58.3% for the third quarter of 2008 compared to 65.0% for the same period a year ago, positively impacted by the improvement in net interest income.

For the nine months ended September 30, 2008, non-interest expense was $53,191 compared to $51,260 for the same period a year ago. Employee costs increased $2,271 due to normal merit increases and a $600 severance provision related to the resignation of the Company’s former CEO in February 2008. The Company’s efficiency ratio was 59.9% for the first nine months of 2008 compared to 64.8% for the same period a year ago, positively impacted by the improvement in net interest income.

Income Taxes

The effective tax rate for the first nine months was 21.7% for 2008 compared to 24.9% for the same period a year ago. The decrease in the Company’s effective tax rate was primarily attributable to a reversal of a $595 reserve recorded in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The tax reversal relates to a recent U.S. Tax Court decision that confirmed that a subsidiary of a bank can deduct the interest expense of tax exempt obligations it has purchased. The time for the Internal Revenue Service to appeal the court ruling expired in the first quarter. The Company and its subsidiaries file consolidated income tax returns.

Financial Condition

Total assets at September 30, 2008 were $2,867,149, a significant increase from the $2,536,437 as of December 31, 2007.  This increase is primarily attributable to the acquisition of 1st Independence.  Average earning assets represented 88.9% of average total assets for the first nine months of 2008 and 87.9% for the same period in 2007. Average loans represented 91.0% of average deposits in the first nine months of 2008 and 87.9% for the comparable period in 2007. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 67.7% and 65.9% for the nine-month periods ended September 30, 2008 and 2007 respectively.

The increase in deposits of $173,022 from December 31, 2007 to September 30, 2008 was due primarily to the acquisition of 1st

Independence offset by a reduction in interest bearing deposits, primarily certificates of deposit.

Shareholders’ equity was $297,310 on September 30, 2008 compared to $264,102 on December 31, 2007.  Book value (shareholders’ equity) per common share was $14.76 at September 30, 2008 versus $14.22 at year-end 2007. Accumulated other comprehensive income/loss decreased book value per share by $0.05 at September 30, 2008 and increased book value per share by $0.07 at December 31, 2007.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.  The increase in long term interest rates in the third quarter of 2008 along with illiquidity in some market sectors were the primary reasons for the large decrease in accumulated other comprehensive income. The Company’s investment portfolio is comprised largely of debt instruments which decreased in market value as a result of the change in interest rates.

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

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 44.3% of total loans at September 30, 2008 and 46.1% at December 31, 2007. The Company anticipates this category of loans to decrease as a large portion of future residential real estate loan originations will be sold to the secondary market.  On September 30, 2008, the Company had $3,622 of residential real estate loans held for sale, which was an increase from the year-end balance of $2,439. The Company generally retains the servicing rights on mortgages sold.

Non-performing loans totaled $43,471 or 2.22% of total loans as of September 30, 2008, compared to $17,575, or 1.06% of total loans as of September 30, 2007, and $20,493, or 1.21% of loans at December 31, 2007. The increase in non-performing loans since year-end was due to the economic downturn and an overall weakening in the real estate markets as well as the acquisition of 1st Independence which had a large number of non-performing loans.  The allowance for loan losses was $26,529 as of September 30, 2008 and represented 1.36% of total outstanding loans compared to $14,331 as of December 31, 2007 or .85% of total outstanding loans.

The provision for loan losses was $5,254 in the third quarter of 2008 compared to $1,184 for the same period in 2007 and $3,471 for the second quarter of 2008. The increase in provision expense was primarily due to the increase in the level of non-performing loans, an increase in specific allocations related to certain commercial real estate loans which exhibited credit deterioration during the third quarter, and the continued weakening in the real estate markets. Net loan losses were $1,900 for the third quarter of 2008 compared to $1,127 for the same period a year ago. For the nine months ended September 30, 2008, net loan losses were $4,287 or 0.33% of average loans outstanding, compared to $2,402 of net loan losses for the nine months ended September 30, 2007, which represented 0.20% of average loans outstanding for that period. The Company’s charge-offs for the first nine months of 2008 were primarily small dollar charge-offs related to numerous credits and were not specific to any one industry or geographical area.  The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and information about specific borrower situations. The allowance for loan losses as of September 30, 2008 was considered adequate by management.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of September 30, 2008, the Company had $518,066 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax loss of $1,666 was recorded to adjust the AFS portfolio to current market value at September 30, 2008, compared to an unrealized pre-tax gain of $1,958 at December 31, 2007. Unrealized losses on AFS securities have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 83.7% and 85.4% of total average earning assets for the nine-month periods ending September 30, 2008 and 2007. Total interest-bearing deposits averaged 89.5% and 89.6% of average total deposits for the nine-month periods ending September 30, 2008 and 2007, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $358,487 outstanding at September 30, 2008. These advances have interest rates ranging from 2.00% to 6.36%. Approximately $143,000 of these advances were obtained for short-term liquidity needs and had original maturities of six months or less. The remaining advances were originally long-term advances with approximately $7,000 maturing in 2008, $20,000 maturing in 2009, $72,000 maturing in 2010, $16,000 maturing in 2011, $20,000 maturing in 2012, and $80,000 maturing in 2013 and beyond.

Capital Resources

Total shareholders’ equity was $297,310 at September 30, 2008, which was an increase of $33,208 compared to the $264,102 of shareholders’ equity at December 31, 2007. The increase in shareholders’ equity was primarily attributable to shares issued for the acquisition of 1st Independence and retained earnings for the current year.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. In order to be classified as having adequate capital by the regulatory agencies, bank holding companies are required to maintain a minimum Tier 1 capital to total average assets of 4%, a Tier 1 capital to risk-adjusted assets of 4%, and a total capital to risk-adjusted assets of 8%.  At September 30, 2008, Tier 1 capital to total average assets was 7.4%. Tier 1 capital to risk-adjusted assets was 10.2%. Total capital to risk-adjusted assets was 11.5%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company’s subsidiary banks exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.145 per share in the third quarter of 2008 versus $0.14 for the third quarter of 2007.  For the nine months of 2008, the Company declared and paid common dividends of $0.43 per share compared to $0.415 for the first nine months of 2007.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 72.3% of total earning assets for the nine months ended September 30, 2008 and 71.6% for the same period in 2007.

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. In addition, the Company’s affiliates have access to the Federal Home Loan Bank for borrowing purposes as well as access to Fed Funds.  The holding company also has access to a $30,000 line of credit.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2008 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    The activity in the Company’s Stock Repurchase Program for the third quarter of 2008 was as follows:

				Maximum Number
			Total Number of Shares	(or Approximate Dollar
	Total Number	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	of Shares (or	Paid Per Share	of Publicly Announced Plans	That May Yet Be Purchased
Period	Units) Purchased	(or Unit)	or Programs	Under the Plans or Programs (1)

July 2008	—	$—	—	498,605

August 2008	—	—	—	498,605

September 2008	—	—	—	498,605
Total	—		—	—

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

November 7, 2008

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

November 7, 2008

/s/ James M. Anderson
James M. Anderson
Senior Vice President and Chief Financial Officer