Form 10-K
period 2008-12-31
MAINSOURCE FINANCIAL GROUP
filed 2009-03-13
CIK 720002

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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
Common shares, no par value (Title of Class)
Securities registered pursuant to Section 12(g) of the Act None

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

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $287,895,218 as of June 30, 2008.

As of March 10, 2009, there were outstanding 20,136,362 common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K Into Which Incorporated
Definitive Proxy Statement for Annual Meeting of Shareholders to be held April 29, 2009	Part III (Items 10 through 14)

FORM 10-K

       Pursuant to General Instruction G, the information called for by Items 10-14 is omitted by MainSource Financial Group, Inc. since MainSource Financial Group, Inc. will file with the Commission a definitive proxy statement to shareholders pursuant to Regulation 14A not later than 120 days after the close of the fiscal year containing the information required by Items 10-14.

PART I.

(Dollar amounts in thousands except per share data)

ITEM 1.    BUSINESS

General

       MainSource Financial Group, Inc. ("MainSource" or the "Company") is a financial holding company based in Greensburg, Indiana. As of December 31, 2008, the Company operated three banking subsidiaries: MainSource Bank, MainSource Bank of Illinois, and MainSource Bank — Ohio (together "the Banks"). Through its non-bank affiliates, the Company provides services incidental to the business of banking. Since its formation in 1982, the Company has acquired and established various institutions and financial services companies and may acquire additional financial institutions and financial services companies in the future. For further discussion of the business of the Company see Management's Discussion and Analysis in Part II, Item 7.

       As of December 31, 2008, the Company operated 85 branch banking offices in Indiana, Illinois, Ohio, and Kentucky as well as eight insurance offices in Indiana. As of December 31, 2008, the Company had consolidated assets of $2,899,835, consolidated deposits of $2,009,324 and shareholders' equity of $299,949.

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

       Residential real estate lending has been the largest component of the loan portfolio for many years. All affiliate banks generate residential mortgages for their own portfolios. However, the Company elects to sell the majority of its fixed rate mortgages into the secondary market while maintaining the servicing of such loans. At December 31, 2008, the Company was servicing a $560,399 residential real estate loan portfolio. By originating loans for sale in the secondary market, the Company can more fully satisfy customer demand for fixed rate residential mortgages and increase fee income, while reducing the risk of loss caused by rising interest rates.

       The principal source of revenues for the Company is interest and fees on loans, which accounted for 67.9% of total revenues in 2008, 69.1% in 2007 and 67.6% in 2006.

       The Company's investment securities portfolio is primarily comprised of U. S. Treasuries, federal agencies, state and municipal bonds, U. S. government sponsored entity's mortgage-backed securities and corporate securities. The Company has classified its entire investment portfolio as available for sale, with fair value changes reported separately in shareholders' equity. Funds invested in the investment portfolio generally represent funds not immediately required to meet loan demand. Income related to the Company's investment portfolio accounted for 15.0% of total revenues in 2008, 14.2% in 2007 and 16.0% in 2006. As of December 31, 2008, the Company had not identified any securities as being "high risk" as defined by the FFIEC Supervisory Policy Statement on Securities Activities.

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

Employees

       As of December 31, 2008, the Company and its subsidiaries had 915 full-time equivalent employees to whom it provides a variety of benefits and with whom it enjoys excellent relations. None of our employees are subject to collective bargaining agreements.

Regulation and Supervision

       The Company is a financial holding company ("FHC") within the meaning of the Bank Holding Company Act of 1956, as amended. As a financial holding company, the Company is subject to regulation by the Federal Reserve Board ("FRB"). Each of the Banks is a state chartered bank subject to supervision and regulation by the Federal Deposit Insurance Corporation ("FDIC") and each of their respective state banking authorities. The following is a discussion of material statutes and regulations affecting the Company and the Banks. The discussion is qualified in its entirety by reference to such statutes and regulations.

  Bank Holding Company Act of 1956, as amended (the "BHC Act").

       Generally, the BHC Act governs the acquisition and control of banks and nonbanking companies by bank holding companies. A bank holding company is subject to regulation under the BHC Act and is required to register with the FRB under the BHC Act. The BHC Act requires a bank holding company to file an annual report of its operations and such additional information as the FRB may require. The FRB has issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the FRB that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity.

       The acquisition of 5% or more of the voting shares of any bank or bank holding company generally requires the prior approval of the FRB and is subject to applicable federal and state law, including the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") for interstate transactions. The FRB evaluates acquisition applications based on, among other things, competitive factors, supervisory factors, adequacy of financial and managerial resources, and banking and community needs considerations.

       The BHC Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any "nonbanking" company unless the nonbanking activities are found by the FRB to be "so closely related to banking . . . as to be a proper incident thereto." Under current regulations of the FRB, a bank holding company and its nonbank subsidiaries are permitted, among other activities, to engage in such banking-related business ventures as consumer finance, equipment leasing, data processing, mortgage banking, financial and investment advice, and securities brokerage services. The BHC Act does not place territorial restrictions on the activities of a bank holding company or its nonbank subsidiaries.

       Federal law prohibits acquisition of "control" of a bank or bank holding company without prior notice to certain federal bank regulators. "Control" is defined in certain cases as the acquisition of as little as 10% of the outstanding shares of any class of voting stock. Furthermore, under certain circumstances, a bank holding company may not be able to purchase its own stock, where the gross consideration will equal 10% or more of the company's net worth, without obtaining approval of the FRB. Under the Federal Reserve Act, banks and their affiliates are subject to certain requirements and restrictions when dealing with each other (affiliate transactions including transactions with their bank holding company).

  Gramm-Leach-Bliley Financial Modernization Act of 1999.

       The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act") was enacted on November 12, 1999. The Modernization Act, which amended the BHC Act, provides the following:

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

       The Company initially qualified as a financial holding company in December, 2004. Thus the Company is authorized to operate as a financial holding company and is eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the Modernization Act. These activities include those that are determined to be "financial in nature," including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies. If any of our banking subsidiaries ceases to be "well capitalized" or "well managed" under applicable regulatory standards, the FRB may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary. In addition, if any of our banking subsidiaries receives a rating of less than satisfactory under the Community Reinvestment Act of 1977 ("CRA"), we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. Our banking subsidiaries currently meet these capital, management and CRA requirements.

  Bank Secrecy Act and USA Patriot Act

       In 1970, Congress enacted the Currency and Foreign Transactions Reporting Act, commonly known as the Bank Secrecy Act (the "BSA"). The BSA requires financial institutions to maintain records of certain customers and currency transactions and to report certain domestic and foreign currency transactions, which may have a high degree of usefulness in criminal, tax, or regulatory investigations or proceedings. Under this law, financial institutions are required to develop a BSA compliance program.

       In 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act requires financial institutions, including the Company and the Banks, to help prevent and detect international money laundering and the financing of terrorism and prosecute those involved in such activities. The Department of the Treasury has adopted additional requirements to further implement Title III.

       Under these regulations, a mechanism has been established for law enforcement officials to communicate names of suspected terrorists and money launderers to financial institutions to enable financial institutions to promptly locate accounts and transactions involving those suspects. Financial institutions receiving names of suspects must search their account and transaction records for potential matches and report positive results to the U.S. Department of the Treasury Financial Crimes Enforcement Network ("FinCEN"). Each financial institution must designate a point of contact to receive information requests. These regulations outline how financial institutions can share information concerning suspected terrorist and money laundering activity with other financial institutions under the protection of a statutory safe harbor if each financial institution notifies FinCEN of its intent to share information. The Department of the Treasury has also adopted regulations intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Financial institutions are required to take reasonable steps to ensure that they are not providing banking services directly or indirectly to foreign shell banks. In addition, banks must have procedures in place to verify the identity of the persons with whom they deal.

  FDIC Improvement Act of 1991

       The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks which do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC has adopted regulations to implement the prompt corrective action provisions of FDICIA.

       "Undercapitalized" banks are subject to growth limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by the bank's parent holding company. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. "Significantly undercapitalized" banks are subject to one or more restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. "Critically undercapitalized" institutions may not, beginning 60 days after becoming "critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator.

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

  The Sarbanes-Oxley Act

       The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), which became law on July 30, 2002, added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting. The Sarbanes-Oxley Act provides for, among other things:

•
a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);

•
independence requirements for audit committee members;

•
independence requirements for company auditors;

•
certification of financial statements on Forms 10-K and 10-Q reports by the chief executive officer and the chief financial officer;

•
the forfeiture by the chief executive officer and chief financial officer of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by such officers in the twelve-month period following initial publication of any financial statements that later require restatement due to corporate misconduct;

•
disclosure of off-balance sheet transactions;

•
two-business day filing requirements for insiders filing Form 4s;

•
disclosure of a code of ethics for financial officers and filing a Form 8-K for a change in or waiver of such code;

•
the reporting of securities violations "up the ladder" by both in-house and outside attorneys;

•
restrictions on the use of non-GAAP financial measures in press releases and SEC filings;

•
the formation of a public accounting oversight board; and

•
various increased criminal penalties for violations of securities laws.

       The SEC has been delegated the task of enacting rules to implement various provisions of the Sarbanes-Oxley Act. In addition, each of the national stock exchanges developed new corporate governance rules, including rules strengthening director independence requirements for boards, the adoption of corporate governance codes and charters for the nominating, corporate governance and audit committees.

  Deposit Insurance Fund

       The deposits of the Company's banking subsidiaries are insured to the maximum extent permitted by law by the Deposit Insurance Fund ("DIF") of the FDIC, which was created in 2006 as the result of the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the "FDI Act"). The FDI Act provided for several additional changes to the deposit insurance system, including adjusting the deposit insurance limits every 5 years beginning in 2011 based on an inflation index, increasing the insurance limit for retirement accounts from $100 to $250, and allocating an aggregate of $4.7 billion of one-time credits to banks to offset the insurance premiums charged to such banks by the FDIC.

  Dividends

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

  Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

       Congress, the United States Department of the Treasury ("Treasury") and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system and financial markets.

       In October 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") was enacted. The EESA authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program ("TARP"). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. As part of TARP, Treasury has allocated $250 billion towards the Capital Purchase Program. Under the Capital Purchase Program, Treasury will purchase debt or equity securities from participating institutions. Participants in the Capital Purchase Program are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

       EESA also increased FDIC deposit insurance on most accounts from $100 to $250. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

       Following a systemic risk determination, on October 14, 2008, the FDIC established a Temporary Liquidity Guarantee Program ("TLGP"). The TLGP includes the Transaction Account Guarantee Program ("TAGP"), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program ("DGP"), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the entity's eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their total liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. The Company did not opt out of the TAGP or the DGP, although it does not have any eligible debt and therefore does not currently anticipate paying any premium associated with the DGP.

       On February 17, 2009, President Barack Obama signed the American Recovery and Reinvestment Act of 2009 ("ARRA"), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, ARRA imposes new executive compensation and corporate governance limits on current and future participants in the Treasury's Capital Purchase Program, including MainSource, which are in addition to those previously announced by Treasury. The new limits remain in place until the participant has redeemed the preferred stock sold to Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to Treasury's consultation with the recipient's appropriate federal regulator.

  Other Regulations

       In addition to the statutes and regulations discussed above, the Company and the Banks are subject to additional regulation of their activities, including a variety of consumer protection regulations affecting lending, deposit and collection activities and regulations affecting secondary mortgage market activities.

Capital Requirements

       As discussed above, the Company and its subsidiary Banks must meet certain minimum capital requirements mandated by each of their state or federal regulators. These regulatory agencies require BHCs and banks to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. The FRB requires BHCs to maintain a minimum Tier 1 leverage ratio of 3% capital to total assets; however, for all but the most highly rated institutions which do not anticipate significant growth, the minimum Tier 1 leverage ratio is 3% plus an additional cushion of 100 to 200 basis points. As of December 31, 2008, the Company's leverage ratio of capital to total assets was 7.3%. The FRB and FDIC each have approved the imposition of "risk-adjusted" capital ratios on BHCs and financial institutions. The Company's Tier 1 Capital to Risk-Weighted Assets Ratio was 9.9% and its Total Capital to Risk-Weighted Assets Ratio was 11.2% at December 31, 2008. The Company's Banks had capital to asset ratios and risk- adjusted capital ratios at December 31, 2008, in excess of the applicable minimum regulatory requirements.

ITEM 1A.    RISK FACTORS

       In addition to the other information contained in this report, the following risks may affect us. If any of these risks actually occur, our business, financial condition or results of operations may suffer. As a result, the price of our common shares could decline.

Risks Related to the Company's Business

Difficult conditions in the capital markets and the economy generally may materially adversely affect our business and results of operations.

       Our results of operations are materially affected by conditions in the capital markets and the economy generally. The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months at unprecedented levels. In many cases, these markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies' underlying financial strength.

       Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining U.S. real estate market have contributed to increased volatility and diminished expectations for the economy and the capital and credit markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and national recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage-and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors.

       Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial products could be adversely affected. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The current mortgage crisis and economic slowdown has also raised the possibility of future legislative and regulatory actions in addition to the recent enactment of EESA and ARRA that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.

There can be no assurance that actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

       In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed EESA into law. Pursuant to EESA, the Treasury has the authority to utilize up to $700 billion to purchase distressed assets from financial institutions or infuse capital into financial institutions for the purpose of stabilizing the financial markets. The Treasury announced the Capital Purchase Program under EESA pursuant to which it has purchased and will continue to purchase senior preferred stock in participating financial institutions such as the Company. There can be no assurance, however, as to the actual impact that EESA, including the Capital Purchase Program and the Treasury's Troubled Asset Repurchase Program, will have on the financial markets or on us. The failure of these programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

       The federal government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced. Such continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.

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

       As of December 31, 2008, our total loan portfolio was approximately $1,995,601 or 69% of our total assets. Three major components of the loan portfolio are loans principally secured by real estate, approximately $1,612,578 or 81% of total loans, other commercial loans, approximately $267,030 or 13% of total loans, and consumer loans, approximately $115,993 or 6% of total loans.

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

       We maintain an allowance for loan losses at a level estimated by management to be sufficient to cover probable incurred loan losses in our loan portfolio. Additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date. In determining the size of the allowance, our management makes various assumptions and judgments about the collectibility of our loan portfolio, including the diversification by industry of our commercial loan portfolio, the effect of changes in the local real estate markets on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, and the evaluation of our loan portfolio by an external loan review. If our assumptions and judgments prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Additionally, continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside the Company's control, may require an increase in the allowance for loan losses. Federal and state regulators also periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs could have an adverse effect on our operating results and financial condition.

Significant interest rate volatility could reduce our profitability.

       Our results of operations are affected principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings. We cannot predict or control changes in interest rates. National, regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, affect market interest rates. While we have instituted policies and procedures designed to manage the risks from changes in market interest rates, at any given time our assets and liabilities will likely be affected differently by a given change in interest rates, principally because we do not match the maturities of our loans and investments precisely with our deposits and other funding sources. Changes in interest rates may also affect the level of voluntary prepayments on our loans and the level of financing or refinancing by customers. As of December 31, 2008, we had a negative interest rate gap of 27% of interest earning assets in the one-year time frame. Although this is within our internal policy limits, our earnings will be adversely affected in periods of rising interest rates because, during such periods, the interest expense paid on deposits and borrowings will generally increase more rapidly than the interest income earned on loans and investments. If such an interest rate increase occurred gradually, we would use our established procedures to attempt to mitigate the effects over time. However, if such an interest rate increase occurred rapidly, or interest rates exhibited volatile increases and decreases, we might be unable to mitigate the effects, and our net interest income could suffer significant adverse effects. While management intends to continue to take measures to mitigate interest rate risk, we cannot assure you that such measures will be entirely effective in minimizing our exposure to the risk of rapid changes in interest rates.

We may be required to pay significantly higher Federal Deposit Insurance Corporation (FDIC) premiums in the future.

       Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, EESA temporarily increased the limit on FDIC coverage of deposit accounts to $250 through December 31, 2009. These developments will cause the premiums assessed to us by the FDIC to increase.

       On December 16, 2008, the FDIC Board of Directors determined deposit insurance assessment rates for the first quarter of 2009 at 12 to 14 basis points of deposits. Beginning April 1, 2009, the rates will increase to 12 to 16 basis points of deposits. Additionally, on February 27, 2009, the FDIC announced an interim rule imposing a 20 basis point special emergency assessment on June 30, 2009, payable September 30, 2009. The interim rule also allows the FDIC to impose a special emergency assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in FDIC insurance. These higher FDIC assessment rates and special assessments could have an adverse impact on our results of operations.

Recent negative developments in the financial industry and the credit markets may subject us to additional regulation.

       As a result of the recent global financial crisis, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be promulgated, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and may adversely impact our financial performance.

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

       Unlike larger banking organizations that are more geographically diversified, our operations are currently concentrated in 32 counties in Indiana, three counties in Illinois, two counties in Ohio, and three counties in Kentucky. As a result of this geographic concentration in four fairly contiguous markets, our financial results depend largely upon economic conditions in these market areas. A deterioration in economic conditions in one or all of these markets could result in one or more of the following:

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

Risks Relating to the Banking Industry

Future growth or operating results may require the Company to raise additional capital but that capital may not be available or it may be dilutive.

       The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. To the extent the Company's future operating results erode capital or the Company elects to expand through loan growth or acquisition it may be required to raise capital. The Company's ability to raise capital will depend on conditions in the capital markets, which are outside of its control, and on the Company's financial performance. Accordingly, the Company cannot be assured of its ability to raise capital when needed or on favorable terms. If the Company cannot raise additional capital when needed, it will be subject to increased regulatory supervision and the imposition of restrictions on its growth and business. These could negatively impact the Company's ability to operate or further expand its operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on its financial condition and results of operations.

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

Risks Related to the Company's Stock

We may not be able to pay dividends in the future in accordance with past practice.

       The Company has traditionally paid a quarterly dividend to common stockholders. The payment of dividends is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

The price of the Company's common stock may be volatile, which may result in losses for investors.

       General market price declines or market volatility in the future could adversely affect the price of the Company's common stock. In addition, the following factors may cause the market price for shares of the Company's common stock to fluctuate:

•
announcements of developments related to the Company's business;

•
fluctuations in the Company's results of operations;

•
sales or purchases of substantial amounts of the Company's securities in the marketplace;

•
general conditions in the Company's banking niche or the worldwide economy;

•
a shortfall or excess in revenues or earnings compared to securities analysts' expectations;

•
changes in analysts' recommendations or projections; and

•
the Company's announcement of new acquisitions or other projects.

The Company's participation in Treasury's Capital Purchase Program (CPP) may adversely affect the value of its common stock and the rights of its common stockholders.

       The rights of the holders of the Company's common stock may be adversely affected by the Company's participation in the CPP. For example:

•
Prior to the earlier of January 16, 2012 and the date on which all of the Preferred Shares have been redeemed by the Company or transferred by Treasury to third parties, the Company may not, without the consent of Treasury, subject to limited exceptions, redeem, repurchase, or otherwise acquire shares of the Company's common stock or preferred stock.

•
The Company may not pay dividends on its common stock unless it has fully paid all required dividends on the Preferred Shares. Although the Company fully expects to be able to pay all required dividends on the Preferred Shares, there is no guarantee that it will be able to do so.

•
As long as the Treasury owns the securities purchased from the Company under the CPP, the Company may not, without the prior consent of the Treasury, increase the quarterly dividends it pays on its common stock above $0.145 per share.

•
The Preferred Shares will receive preferential treatment in the event of liquidation, dissolution, or winding up of the Company.

•
The ownership interest of the existing holders of the Company's common stock will be diluted to the extent the warrant the Company issued to Treasury in conjunction with the sale to Treasury of the Preferred Shares is exercised.

In addition, terms of the Preferred Shares require that quarterly dividends be paid on the Preferred Shares at the rate of 5% per annum for the first five years and 9% per annum thereafter until the stock is redeemed by the Company. The payments of these dividends will decrease the excess cash the Company otherwise has available to pay dividends on its common stock and to use for general corporate purposes, including working capital.

The Company's charter documents and federal regulations may inhibit a takeover, prevent a transaction that may favor or otherwise limit the Company's growth opportunities, which could cause the market price of the Company's common stock to decline.

       Certain provisions of the Company's charter documents and federal regulations could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. In addition, the Company must obtain approval from regulatory authorities before acquiring control of any other company.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

       None.

ITEM 2.    PROPERTIES

       As of December 31, 2008, the Company leased an office building from one of its subsidiaries for use as its corporate headquarters. The Company's subsidiaries own, or lease, all of the facilities from which they conduct business. All leases are comparable to other leases in the respective market areas and do not contain provisions materially detrimental to the Company or its subsidiaries. As of December 31, 2008 the Company had 85 banking locations of which MainSource Bank had 72, MainSource Bank of Illinois had seven, and MainSource Bank — Ohio had six. In addition, the Company operates eight insurance offices in Indiana. At December 31, 2008, the Company had approximately $49,155 invested in premises and equipment.

ITEM 3.    LEGAL PROCEEDINGS

       The Company and its subsidiaries may be parties (both plaintiff and defendant) to ordinary litigation incidental to the conduct of business. Management is presently not aware of any material pending or contemplated legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted during the fourth quarter of 2008 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER'S PURCHASES OF EQUITY SECURITIES

Market Information

       The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol MSFG. The Common Stock was held by approximately 4,500 shareholders at March 10, 2009. The quarterly high and low closing prices for the Company's common stock as reported by NASDAQ and quarterly cash dividends declared and paid are set forth in the tables below. All per share data is retroactively restated for all stock dividends and splits.

       The range of known per share prices by calendar quarter, based on actual transactions, excluding commissions, is shown below.

	Market Prices
2008	Q1	Q2	Q3	Q4

High	$16.51	$17.59	$21.27	$21.02
Low	$12.15	$13.45	$13.98	$12.74
2007	Q1	Q2	Q3	Q4

High	$17.53	$17.50	$19.01	$18.09
Low	$15.42	$16.15	$15.03	$14.36
	Cash Dividends
2008	Q1	Q2	Q3	Q4

	$0.140	$0.145	$0.145	$0.145
2007	Q1	Q2	Q3	Q4

	$0.135	$0.140	$0.140	$0.140

       It is expected that the Company will continue to pay dividends on a similar schedule, to the extent permitted by its results of operations and other factors beyond management's control. As a participant in the U.S. Treasury's Capital Purchase Program, the Company is prohibited from increasing cash dividends on common stock without prior government permission for a period of three years from the date of participation, which was January 16, 2009, unless the preferred shares issued to Treasury are no longer held by Treasury. Additionally, no dividends may be paid on the common stock unless and until all accrued and unpaid dividends for all past dividend periods owed to the Treasury on the preferred shares are fully paid. See Note 27 to the Consolidated Financial Statements for additional details on the Company's participation in the Capital Purchase Program.

Equity Compensation Plan Information

       The following table sets forth information regarding securities authorized for issuance under the Company's equity compensation plans as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	262,441	$18.02	621,000
Equity compensation plans not approved by security holders	—	—	—

Total	262,441	$18.02	621,000

Stock Performance Graph

       The following performance graph compares the performance of our common shares to the performance of the NASDAQ Market Index (U.S.) and the NASDAQ Bank Stocks Index for the 60 months ended December 31, 2008. The graph assumes an investment of $100 in each of the Company's common shares, the NASDAQ Market Index (U.S.) and the NASDAQ Bank Stocks Index on December 21, 2003.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

MainSource Financial Group	$100.00	$122.35	$92.27	$92.13	$82.06	$81.74
NASDAQ MARKET INDEX (U.S.)	100.00	108.59	110.08	120.56	132.39	78.72
NASDAQ Bank Stocks Index	100.00	110.99	106.18	117.87	91.85	69.88

Purchases of Equity Securities

       The activity in the Company's Stock Repurchase Program for the fourth quarter of 2008 was as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)

October 2008	—	—	—	498,605
November 2008	—	—	—	498,605
December 2008	—	—	—	498,605

(1)
On March 17, 2008, the Board of Directors of the Company authorized a stock purchase program effective April 1, 2008. Under the program, the Company is authorized to repurchase up to 2.5% of its currently outstanding common stock, or approximately 500,000 shares. The program will expire on March 31, 2009, unless completed sooner or otherwise extended. However, as a participant in the Treasury's Capital Purchase Program, the Company is prohibited from repurchasing additional shares of its common stock without prior government approval for a period of three years from the date of participation unless the preferred shares issued to the Treasury are no longer held by the Treasury. See Note 27 to the Consolidated Financial Statements for additional details on the Company's participation in the Capital Purchase Program.

ITEM 6.    SELECTED FINANCIAL DATA

Selected Financial Data
(Dollar amounts in thousands except per share data)

	2008	2007	2006	2005	2004

Results of Operations
Net interest income	$87,525	$74,397	$68,268	$53,648	$50,002
Provision for loan losses	20,918	5,745	1,819	1,040	600
Noninterest income	29,697	28,126	23,039	17,332	19,544
Noninterest expense	72,773	68,020	59,642	48,576	45,880
Income before income tax	23,531	28,758	29,846	21,364	23,066
Income tax	4,379	6,888	7,605	5,172	6,273
Net income	19,152	21,870	22,241	16,192	16,793
Dividends paid on common stock	11,133	10,392	8,944	6,514	5,421
Per Common Share*
Earnings per share (basic)	$1.00	$1.17	$1.30	$1.23	$1.41
Earnings per share (diluted)	1.00	1.17	1.29	1.23	1.41
Dividends paid	0.575	0.555	0.529	0.495	0.453
Book value — end of period	14.90	14.22	13.50	11.39	10.17
Market price — end of period	15.50	15.56	16.94	17.00	22.74
At Year End
Total assets	$2,899,835	$2,536,437	$2,429,773	$1,645,605	$1,549,379
Investment securities	513,310	489,739	485,259	450,814	428,686
Loans, excluding held for sale	1,995,601	1,693,678	1,574,384	957,995	929,005
Allowance for loan losses	34,583	14,331	12,792	10,441	11,698
Total deposits	2,009,324	1,901,829	1,859,689	1,352,697	1,226,367
Notes payable	—	—	—	—	9,100
Federal Home Loan Bank advances	433,167	257,099	208,443	41,547	90,981
Subordinated debentures	49,816	41,239	41,239	29,898	29,898
Shareholders' equity	299,949	264,102	253,247	161,069	123,320
Financial Ratios
Return on average assets	0.73%	0.90%	1.06%	1.04%	1.13%
Return on average common shareholders' equity	6.90	8.49	10.39	11.27	14.70
Allowance for loan losses to total loans (year end, excluding held for sale)	1.73	0.85	0.81	1.09	1.26
Allowance for loan losses to total non-performing loans (year end)	58.31	69.93	73.18	102.19	83.31
Shareholders' equity to total assets (year end)	10.34	10.41	10.42	9.79	7.96
Average equity to average total assets	10.57	10.57	10.13	9.18	7.95
Dividend payout ratio	58.13	47.52	40.21	40.23	32.28

*
Adjusted for stock split and dividends

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis
(Dollar amounts in thousands except per share data)

Forward-Looking Statements

       Except for historical information contained herein, the discussion in this Annual Report includes certain forward-looking statements based upon management expectations. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The Company disclaims any intent or obligation to update such forward looking statements. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Company's loan and investment portfolios; the Company's ability to integrate acquisitions, the impact of our continuing acquisition strategy, and other factors, including the risk factors set forth in Item 1A of this Annual Report on Form 10-K and in other reports we file from time to time with the Securities and Exchange Commission. The Company intends the forward looking statements set forth herein to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.

Overview

       MainSource Financial Group, Inc. ("MainSource" or the "Company") is a financial holding company whose principal activity is the ownership and management of its three wholly owned subsidiary banks ("Banks"): MainSource Bank headquartered in Greensburg, Indiana, MainSource Bank of Illinois headquartered in Kankakee, Illinois, and MainSource Bank — Ohio headquartered in Troy, Ohio. The banks operate under state charters and are subject to regulation by their respective state regulatory agencies and the Federal Deposit Insurance Corporation. Non-banking subsidiaries include MainSource Insurance, LLC and MainSource Title, LLC. Both of these subsidiaries are subject to regulation by the Indiana Department of Insurance. The Company also owns all of the outstanding stock of MainSource Bank — Hobart, although substantially all of the assets of that bank were transferred to MainSource Bank in May, 2007.

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

Results of Operations

       Net income was $19,152 in 2008, $21,870 in 2007, and $22,241 in 2006. Earnings per common share on a fully diluted basis were $1.00 in 2008, $1.17 in 2007, and $1.29 in 2006. The primary driver that led to the decrease in net income in 2008 was the $15,173 increase in the Company's loan loss provision expense. The increase in provision expense was partially offset by an increase of $13,128 in net interest income as the Company's net interest margin increased by 30 basis points year over year. The decrease from 2006 to 2007 in overall net income and earnings per share was primarily attributable to three factors: the decrease in the Company's net interest margin, the increase in the Company's loan loss provision expense, and the expenses incurred for the data processing system conversions of the Hobart and Crawfordsville affiliates. Key measures of the operating performance of the Company are return on average assets, return on average shareholders' equity, and efficiency ratio. The Company's return on average assets was 0.73% for 2008 compared to 0.90% for 2007 and 1.06% in 2006. The Company's return on average shareholders' equity was 6.9% in 2008 compared to 8.5% in 2007 and 10.4% in 2006. The Company's efficiency ratio, which measures the non-interest expenses of the Company as a percentage of its net interest income (on a fully taxable equivalent basis) and its non-interest income, was 60.7% in 2008 compared to 64.4% in 2007 and 63.6% in 2006.

Net Interest Income

       Net interest income and net interest margin are influenced by the volume and yield or cost of earning assets and interest-bearing liabilities. Tax equivalent net interest income of $91,358 in 2008 increased from $77,603 in 2007. Net interest margin, on a fully-taxable equivalent basis, was 3.90% for 2008 compared to 3.60% for the same period a year ago. Due to rate reductions by the Federal Reserve during the year, the Company's cost of funds decreased steadily throughout the year and outpaced the decrease in the yield on earning assets. In addition, there was a favorable shift in the Company's volume and mix of earning assets as lower-yielding residential real estate loans were replaced by higher-yielding commercial loans.

       The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)*

	2008				2007				2006

Assets	Average Balance	Interest	Average Rate		Average Balance	Interest	Average Rate		Average Balance	Interest	Average Rate

Short-term investments	$1,993	$36	1.81%		$2,601	$131	5.04%		$4,210	$141	3.35%
Federal funds sold and money market accounts	8,303	158	1.90		10,458	575	5.50		8,249	394	4.78
Securities
Taxable	398,851	20,395	5.11		401,006	19,661	4.90		382,912	18,176	4.75
Non-taxable*	139,498	8,763	6.28		121.737	7,621	6.26		121,257	7,540	6.22

Total securities	538,349	29,158	5.42		522,743	27,282	5.22		504,169	25,716	5.10
Loans**
Commercial	975,499	63,272	6.49		770,269	55,243	7.17		594,294	43,128	7.26
Residential real estate	508,019	33,802	6.65		556,136	41,625	7.48		488,477	33,362	6.83
Consumer	308,211	22,066	7.16		290,930	23,177	7.97		270,885	21,067	7.78

Total loans	1,791,729	119,140	6.65		1,617,335	120,045	7.42		1,353,656	97,557	7.21

Total earning assets	2,340,374	148,492	6.34		2,153,137	148,033	6.88		1,870,284	123,808	6.62

Cash and due from banks	52,698				56,498				58,562
Unrealized gains (losses) on securities	1,896				(4,634)				(7,643)
Allowance for loan losses	(19,747)				(13,296)				(12,667)
Premises and equipment,net	43,885				39,829				35,926
Intangible assets	138,079				136,189				103,008
Accrued interest receivable and other assets	71,367				70,789				55,580

Total assets	$2,628,552				$2,438,512				$2,103,050

Liabilities
Interest-bearing deposits DDA, savings, and money market accounts	$864,842	$10,017	1.16		$776,693	$14,853	1.91		$711,111	$11,130	1.57
Certificates of deposit	873,731	32,052	3.67		864,074	38,820	4.49		731,603	28,152	3.85

Total interest-bearing deposits	1,738,573	42,069	2.42		1,640,767	53,673	3.27		1,442,714	39,282	2.72
Short-term borrowings	44,913	1,293	2.88		48,943	1,856	3.79		33,586	1,332	3.97
Subordinated debentures	43,000	2,782	6.47		41,239	3,333	8.08		31,750	2,475	7.80
Notes payable and FHLB borrowings	297,333	10,990	3.70		236,706	11,568	4.89		189,171	9,374	4.96

Total interest-bearing liabilities	2,123,819	57,134	2.69		1,967,655	70,430	3.58		1,697,221	52,463	3.09
Demand deposits	203,979				190,162				174,218
Other liabilities	23,059				23,062				17,622

Total liabilities	2,350,857				2,180,879				1,889,061
Shareholders' equity	277,695				257,633				213,989

Total liabilities and shareholders' equity	$2,628,552	57,134	2.44	***	$2,438,512	70,430	3.27	***	$2,103,050	52,463	2.81	***

Net interest income		$91,358	3.90	****		$77,603	3.60	****		$71,345	3.81	****

Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$3,833				$3,206				$3,077

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

Volume/Rate Analysis of Changes in Net Interest Income
(Tax Equivalent Basis)

	2008 OVER 2007			2007 OVER 2006
	Volume	Rate	Total	Volume	Rate	Total

Interest income
Loans	$11,548	$(12,453)	$(905)	$19,645	$2,843	$22,488
Securities	831	1,045	1,876	961	605	1,566
Federal funds sold and money market funds	(41)	(376)	(417)	117	64	181
Short-term investments	(11)	(84)	(95)	(81)	71	(10)

Total interest income	12,327	(11,868)	459	20,643	3,582	24,225

Interest expense
Interest-bearing DDA, savings, and money market accounts	$1,021	$(5,857)	$(4,836)	$1,305	$2,418	$3,723
Certificates of deposit	354	(7,122)	(6,768)	5,986	4,682	10,668
Borrowings	2,125	(3,266)	(1,141)	2,911	(193)	2,718
Subordinated debentures	114	(665)	(551)	769	89	858

Total interest expense	3,614	(16,910)	(13,296)	10,971	6,996	17,967

Change in net interest income	$8,713	$5,042	13,755	$9,672	$(3,414)	6,258

Change in tax equivalent adjustment			627			129

Change in net interest income before tax equivalent adjustment			$13,128			$6,129

Provision for Loan Losses

       The Company expensed $20,918 in provision for loan losses in 2008. This level of provision allowed the Company to maintain an adequate allowance for loan losses. This topic is discussed in detail under the heading "Loans, Credit Risk and the Allowance and Provision for Loan Losses".

Non-interest Income and Expense

				Percent Change
	2008	2007	2006	08/07	07/06

Non-interest income
Insurance commissions	$2,073	$1,864	$1,821	11.2%	2.4%
Mortgage banking	2,565	2,921	2,279	-12.2%	28.2%
Trust and investment product fees	1,575	1,569	1,187	0.4%	32.2%
Service charges on deposit accounts	14,555	13,312	9,491	9.3%	40.3%
Net realized gains/(losses) on securities sales	1,118	114	145	880.7%	-21.4%
Increase in cash surrender value of life insurance	967	1,535	1,255	-37.0%	22.3%
Interchange income	3,600	3,159	2,617	14.0%	20.7%
Other	3,244	3,652	4,244	-11.2%	-13.9%

Total non-interest income	$29,697	$28,126	$23,039	5.6%	22.1%

Non-interest expense
Salaries and employee benefits	$41,033	$38,063	$33,073	7.8%	15.1%
Net occupancy	6,061	5,347	4,755	13.4%	12.5%
Equipment	6,496	5,788	5,361	12.2%	8.0%
Intangibles amortization	2,607	2,666	2,236	-2.2%	19.2%
Telecommunications	1,863	1,924	1,916	-3.2%	0.4%
Stationery, printing, and supplies	1,374	1,475	1,408	-6.8%	4.8%
Other	13,339	12,757	10,893	4.6%	17.1%

Total non-interest expense	$72,773	$68,020	$59,642	7.0%	14.0%

Non-interest Income

       Non-interest income was $29,697 for 2008 compared to $28,126 for the same period in 2007. Increases in service charges on deposit accounts, interchange income and gains on the sale of investment securities were offset by the decrease in mortgage banking income and a reduction in income related to bank-owned life insurance policies as the Company recorded a $400 charge on its separate account investments. Despite an increase in the level of mortgage loans originated for sale, mortgage banking income decreased as the Company incurred an impairment charge of $1,226 related to its mortgage servicing rights. Non-interest income as a percent of non-interest expense was 40.8% for 2008 compared to 41.3% for 2007.

       Total non-interest income was $28,126 for 2007 compared to $23,039 for 2006, an increase of $5,087 and 22.1% The acquisitions closed in 2006 were the primary driver of the increase as the Company realized the full-year effect in 2007.

Non-interest Expense

       Total non-interest expense was $72,773 in 2008 compared to $68,020 in 2007, an increase of $4,753 and 7.0%. The increase was primarily attributable to the acquisition of 1st Independence Bancorp, Inc. in August 2008, severance costs related to the resignation of the Company's former Chief Executive Officer, and normal employee merit increases.

       Total non-interest expense was $68,020 in 2007 compared to $59,642 in 2006, an increase of $8,378 and 14.0%. The full-year effect of the 2006 acquisitions was the primary driver of this increase and added approximately $6,000 of expenses to 2007. In addition, the Company incurred approximately $900 of expenses related to the data processing system conversions of its Hobart and Crawfordsville, Indiana affiliates.

Income Taxes

       The effective tax rate was 18.6% in 2008, 24.0% in 2007, and 25.5% in 2006. The decrease in the Company's effective tax rate from 2007 to 2008 was primarily due to lower pretax earnings with earnings from tax exempt assets remaining relatively flat. The decrease in the Company's effective tax rate from 2006 to 2007 was primarily attributable to the purchase of a new markets tax credit investment in 2007. The Company and its subsidiaries file consolidated income tax returns.

Balance Sheet

       At December 31, 2008, total assets were $2,899,835 compared to $2,536,437 at December 31, 2007, an increase of $363 million. The increase was primarily attributable to the acquisition of 1st Independence which added $319,014 in assets.

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

       Total loans (excluding those held for sale) increased by $301,923 from year-end 2007. The acquisition of 1st Independence in August 2008 accounted for $236,992 of the increase in loans. The $64,931 of organic loan growth was primarily concentrated in the commercial real estate area. Residential real estate loans continue to represent the largest portion of the total loan portfolio and were 44% of total loans at December 31, 2008 compared to 46% of total loans at the end of 2007.

       The following table details the Company's loan portfolio by type of loan.

Loan Portfolio

	December 31
	2008	2007	2006	2005	2004

Types of loans
Commercial and industrial	$226,696	$214,393	$173,557	$149,074	$154,717
Agricultural production financing	40,334	29,812	25,588	23,871	22,647
Farm real estate	45,918	42,185	46,051	38,833	38,281
Commercial real estate mortgage	515,964	376,759	326,284	202,047	213,359
Residential real estate mortgage	877,145	780,102	790,962	368,953	353,515
Construction and development	173,551	123,611	82,261	51,736	38,056
Consumer	115,993	126,816	129,681	123,481	108,430

Total loans	$1,995,601	$1,693,678	$1,574,384	$957,995	$929,005

       The following table indicates the amounts of loans (excluding residential and commercial mortgages and consumer loans) outstanding as of December 31, 2008 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Maturities and Sensitivity to Changes in Interest Rates of Commercial and Construction Loans

	Due: Within 1 Year	1-5 Years	Over 5 years	Total

Loan Type
Commercial and industrial	$102,805	$55,121	$68,770	$226,696
Agricultural production financing	29,121	7,983	3,230	40,334
Construction and development	125,159	35,034	13,358	173,551

Totals	$257,085	$98,138	$85,358	$440,581

Percent	58%	22%	20%	100%

Rate Sensitivity
Fixed Rate	$38,225	$47,211	$32,052	$117,488
Variable Rate	285,665	34,555	2,873	323,093

Totals	$323,890	$81,766	$34,925	$440,581

       The Company regards its ability to identify and correct loan quality problems as one of its greatest strengths. Loans are placed on "non-accrual" status when, in management's judgment, the collateral value and/or the borrower's financial condition does not justify accruing interest. As a general rule, commercial and real estate loans are reclassified to nonaccrual status at or before becoming 90 days past due. Interest previously recorded is reversed and charged against current income. Subsequent interest payments collected on nonaccrual loans are thereafter applied as a reduction of the loan's principal balance. Non-performing loans were $59,310 as of December 31, 2008 compared to $20,493 as of December 31, 2007 and represented 2.97% of total loans at December 31, 2008 versus 1.21% one year ago.

       The following table details the Company's non-performing loans as of December 31 for the years indicated.

Non-performing Loans

	2008	2007	2006	2005	2004

Nonaccruing loans	$55,671	$18,800	$16,021	$9,984	$13,611
Accruing loans contractually past due 90 days or more	3,639	1,693	1,460	233	431

Total	$59,310	$20,493	$17,481	$10,217	$14,042

% of total loans	2.97%	1.21%	1.11%	1.07%	1.51%

       Approximately 80% of the increase in non-accruing loans was attributable to 11 large credit relationships over $1,000. The provision for loan losses was $20,918 in 2008, $5,745 in 2007, and $1,819 in 2006. The increase in the Company's provision in 2008 was primarily due to the increase in non-performing loans, the increase in net charge-offs during 2008, and the deterioration of the economy and real estate market. Net charge-offs were $6,230 in 2008 compared to $4,206 in 2007 and $3,363 in 2006. As a percentage of average loans, net charge-offs equaled .35%, .26%, and .25% in 2008, 2007 and 2006, respectively.

       Substandard loans that were not classified as non-accrual were $39,339 at December 31, 2008 and $17,979 at December 31, 2007. The large increase in these substandard loans related to substandard commercial loans as they increased $19,099 from $15,694 at December 31, 2007 to $34,793 at December 31, 2008. Substandard mortgage loans totaled $3,806 and substandard installment loans were $740 at December 31, 2008. These loans are reviewed at least quarterly by senior management. Management believes these loans were well secured and had adequate allowance allocated at December 31, 2008.

Summary of the Allowance for Loan Losses

	2008	2007	2006	2005	2004

Balance at January 1	$14,331	$12,792	$10,441	$11,698	$11,509
Chargeoffs
Commercial	1,866	1,642	1,653	1,164	1,069
Commercial real estate mortgage	948	136	—	594	43
Residential real estate mortgage	1,421	446	412	869	534
Consumer	3,032	3,134	1,834	956	886

Total Chargeoffs	7,267	5,358	3,899	3,583	2,532

Recoveries
Commercial	214	258	65	46	123
Commercial real estate mortgage	17	—	—	—	2
Residential real estate mortgage	16	26	66	35	43
Consumer	790	868	405	203	178

Total Recoveries	1,037	1,152	536	284	346

Net Chargeoffs	6,230	4,206	3,363	3,299	2,186
Addition resulting from acquisition	5,564	—	3,895	1,002	1,775
Provision for loan losses	20,918	5,745	1,819	1,040	600

Balance at December 31	$34,583	$14,331	$12,792	$10,441	$11,698

Net Chargeoffs to average loans	0.35%	0.26%	0.25%	0.35%	0.24%
Provision for loan losses to average loans	1.17%	0.36%	0.13%	0.11%	0.07%
Allowance to total loans at year end	1.73%	0.85%	0.81%	1.09%	1.26%

Allocation of the Allowance for Loan Losses

	2008		2007		2006		2005		2004
December 31	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans

Real estate
Residential	$3,882	44%	$2,652	46%	$2,514	50%	$1,018	39%	$1,123	38%
Farm real estate	344	2	251	3	247	3	625	4	681	4
Commercial	11,448	26	4,386	22	4,045	21	3,233	21	3,997	23
Construction and development	6,500	9	1,085	7	359	5	763	5	648	4

Total real estate	22,174	81	8,374	78	7,165	79	5,639	69	6,449	69

Commercial
Agribusiness	303	2	167	2	138	2	412	3	464	3
Other commercial	7,632	11	2,593	13	2,189	11	2,440	16	2,831	17

Total Commercial	7,935	13	2,760	15	2,327	13	2,852	19	3,295	20

Consumer	4,072	6	3,114	7	2,053	8	1,435	12	1,581	11
Unallocated	402		83		1,247		515		373

Total	$34,583	100%	$14,331	100%	$12,792	100%	$10,441	100%	$11,698	100%

       Management maintains a list of loans warranting either the assignment of a specific reserve amount or other special administrative attention. This watch list, together with a listing of all classified loans, nonaccrual loans and delinquent loans, is reviewed monthly by management and the Board of Directors of each banking subsidiary. Additionally, the Company evaluates its consumer and residential real estate loan pools for probable losses incurred based on historical trends, adjusted by current delinquency and non-performing loan levels.

       The Company has both internal and external loan review personnel who annually review approximately 40% of all loans. External loan review personnel examine all commercial credit relationships over $1,000.

       The ability to absorb loan losses promptly when problems are identified is invaluable to a banking organization. Most often, losses incurred as a result of prompt, aggressive collection actions are much lower than losses incurred after prolonged legal proceedings. Accordingly, the Company observes the practice of quickly initiating stringent collection efforts in the early stages of loan delinquency. During 2008, the Company established a separate group solely responsible for the collection of problem loans.

       The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based upon management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The Company's allowance for loan losses was $34,583, or 1.73% of total loans, at December 31, 2008 compared to $14,331, or 0.85% of total loans, at the end of 2007. The largest increases in the allowance occurred in the commercial and the construction and development loans. As the recession has worsened, home buying has virtually ceased, placing buildings and developers in stressed financial condition.

       During 2008 and 2006 the Company purchased certain loans that were subject to the accounting treatment under SOP 03-3 (see Note 5 to the Consolidated Financial Statements). At the time of acquisition, these loans had evidence of credit deterioration. In applying this accounting standard, an allowance for loan losses amount was not carried over or established for these loans. Instead these loans are carried at their fair value at date of acquisition including consideration of expected cash flows to be received. The valuation allowance for these purchased loans as of December 31, 2008 was $6,390. Before the adoption of SOP 03-3, this valuation allowance would have been included in the allowance for loan losses balance. Had this amount been included in the allowance for loan losses amount at December 31, 2008, the allowance would have been $40,973, or 2.05% of total loans.

Investment Securities, at Amortized Cost

	December 31,
	2008	2007	2006

Available for Sale
U.S. Government-sponsored entities	$32,898	$31,779	$90,662
State and municipal	155,389	126,215	121,027
Mortgage-backed	310,277	322,933	266,416
Equity and other	9,903	6,854	9,445

Total securities	$508,467	$487,781	$487,550

       Securities offer flexibility in the Company's management of interest rate risk, and are the primary means by which the Company provides liquidity and responds to changing maturity characteristics of assets and liabilities. The Company's investment policy prohibits trading activities and does not allow investment in high-risk derivative products or junk bonds.

       As of December 31, 2008, all of the securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. A net unrealized gain of $4,843 was recorded to adjust the AFS portfolio to current market value at December 31, 2008 compared to a net unrealized gain of $1,958 at December 31, 2007.

Investment Securities
(Carrying Values at December 31)

	Within 1 Year	2-5 Yrs	6-10 Yrs	Beyond 10 Years	Total 2008

Available for sale
Federal agencies	$102	$—	$32,944	$—	$33,046
State and municipal	3,375	17,698	56,400	75,727	153,200
Mortgage-backed securities	1	1,427	42,076	274,996	318,500
Other securities	751	949	—	5,883	7,583

Total available for sale	$4,229	$20,074	$131,420	$356,606	$512,329

Weighted average yield*	5.13%	5.95%	5.25%	5.70%	5.59%

*
Adjusted to reflect income related to securities exempt from federal income taxes.

       Amounts in the table above are based on scheduled maturity dates. Variable interest rates are subject to change not less than annually based upon certain interest rate indexes. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities of $981 do not have contractual maturities and are excluded from the table above.

       As of December 31, 2008, there were no corporate bonds and other securities which represented more than 10% of shareholders' equity.

       For 2008 the tax equivalent yield of the investment securities portfolio was 5.42%, compared to 5.22% and 5.10% for 2007 and 2006, respectively. The average life of the Company's investment securities portfolio was 3.55 years at December 31, 2008. During 2008 the investment universe saw significant disruptions as the fall out from the deterioration in the real estate market intensified. Increased risk premiums drove investment yields higher even as the Federal Reserve continued its march toward lower rates. This allowed the Company's portfolio to increase its yield while maintaining its standard conservative investment strategy and limiting its credit risk profile. Entering 2009 the portfolio remains focused on providing liquidity and avoiding additional credit risk during the ongoing economic turmoil.

       The Company and its investment advisor monitor the securities portfolio on a monthly basis. As securities in a significant loss position are identified, a review of the underlying credit is performed. Securities are written down to fair value when a decline in fair value is not considered temporary. In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Sources of Funds

       The Company relies primarily on customer deposits and securities sold under agreement to repurchase ("repurchase agreements"), along with shareholders' equity to fund earning assets. Federal Home Loan Bank ("FHLB") advances are used to provide additional funding. The Company also attempts to obtain deposits through branch and whole bank acquisitions.

       Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits were 82.9% and 85.0% of total average earning assets in 2008 and 2007, respectively. Total interest-bearing deposits averaged 89.5% and 89.6% of average total deposits during 2008 and 2007. Management is continuing its efforts to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

       Repurchase agreements are high denomination investments utilized by public entities and commercial customers as an element of their cash management responsibilities. During 2008, repurchase agreements averaged $31,754, with an average cost of 1.64%.

       Another source of funding is the Federal Home Loan Bank (FHLB). The Company had FHLB advances of $433,167 outstanding at December 31, 2008. These advances have interest rates ranging from 0.5% to 6.4% (see note 11 to the consolidated financial statements for the maturity schedule of these advances). The Company averaged $285,271 in FHLB advances during 2008 compared to $224,624 during 2007. This increase in the average balance of FHLB borrowings was primarily due to the increased funding needs for loan growth. One final source of funding is federal funds purchased. The Company had $41,715 of these funds at December 31, 2008 compared to $7,150 at December 31, 2007. The interest rate on these funds was 1% or less as of December 31, 2008.

Average Deposits

	2008		2007		2006

	Amount	Rate	Amount	Rate	Amount	Rate

Demand	$203,979		$190,162		$174,218
Interest Bearing Demand	509,370	1.00%	446,152	1.93%	367,791	1.35%
Savings/Money Markets	355,472	1.35	330,541	1.89	343,321	1.80
Certificates of Deposit	873,731	3.67	864,074	4.49	731,603	3,85

Totals	$1,942,552	2.16%	$1,830,929	2.93%	$1,616,933	2.72%

       As of December 31, 2008, certificates of deposit and other time deposits of $100 or more mature as follows:

	3 months or less	4-6 months	6-12 months	over 12 months	Total

Amount	$80,118	$60,835	$54,070	$84,563	$279,586
Percent	29%	22%	19%	30%

Capital Resources

       The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital ("Tier 1") consists of common shareholders' equity adjusted for unrealized gains or losses on available for sale (AFS) securities plus limited amounts of Trust Preferred Securities less goodwill and intangible assets. Total capital consists of core capital, certain debt instruments and a portion of the allowance for loan losses. At

December 31, 2008, Tier 1 capital to average assets was 7.3%. Total capital to risk-weighted assets was 11.2%. Both ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of each of the Company's subsidiary banks exceed regulatory definitions of well-capitalized institutions.

       The Trust Preferred Securities (which are classified as subordinated debentures) qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of these securities cannot constitute more than 25% of the total Tier 1 capital of the Company. Consequently, the amount of Trust Preferred Securities in excess of the 25% limitation constitutes Tier 2 capital, or supplementary capital, of the Company. As of December 31, 2008, all of the Company's Trust Preferred Securities qualify as Tier 1 capital.

       Common shareholders' equity is impacted by the Company's decision to categorize its securities portfolio as available for sale (AFS). Securities in this category are carried at fair value, and common shareholders' equity is adjusted to reflect unrealized gains and losses, net of taxes.

       The Company declared and paid common dividends of $.575 per share in 2008 compared to $.555 and $.529 in 2007 and 2006 respectively. Book value per common share increased to $14.90 at December 31, 2008 compared to $14.22 at the end of 2007. The net adjustment for AFS securities increased book value per share by $.15 at December 31, 2008 and increased book value per share by $.07 at December 31, 2007. Depending on market conditions, the adjustment for AFS securities can cause significant fluctuations in shareholders' equity.

       On January 16, 2009, the Company entered into an agreement with the United States Department of Treasury (the "Treasury Department") as part of the Treasury Department's Capital Purchase Program. Under this agreement, the Company issued to the Treasury Department 57,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("preferred stock") and a warrant to purchase up to 571,906 shares ("warrant shares") of the Company's common stock, at an initial per share exercise price of $14.95. Like stock options, the warrant issued through the Capital Purchase Program is potentially dilutive. The average stock price for the Company for 2008 was $16.01 per share and the warrant issued in 2009 has an exercise price of $14.95 per share. This results in additional potentially dilutive shares of approximately 38,000, and does not significantly impact earnings per share.

       The preferred stock pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter. The Company may, at its option and at any time, redeem the preferred stock for the liquidation amount of $1,000 per share, plus any accrued and unpaid dividends. While the preferred stock is outstanding, the Company may only pay dividends on common stock if all accrued and unpaid dividends for the preferred stock have been paid. The Company cannot increase its quarterly cash dividend above historical levels without the prior consent of Treasury until the earlier of three years following the date of the sale of the preferred stock to the Treasury or the date the preferred stock is no longer held by Treasury. See Note 27 to the consolidated financial statements for additional details on the Company's participation in the Capital Purchase Program.

Liquidity

       Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors and creditors. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, loans and securities maturing within one year and money market instruments. In addition, the Company holds approximately $425,000 of AFS securities maturing after one year, which can be sold to meet liquidity needs.

       Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, supports liquidity, extends the contractual maturity of liabilities, and limits reliance on volatile short-term purchased funds. Short-term funding needs may arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits, which provide a sizable source of relatively stable low-cost funds. The Company defines core deposits as all deposits except certificates of deposits greater than $100. Average core deposits funded approximately 71.2% of total earning assets during 2008 and approximately 71.6% in 2007.

       Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment. The Company has not received any directives from regulatory authorities that would materially affect liquidity, capital resources or operations.

Contractual Obligations as of December 31, 2008

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Time Deposits	$849,580	$612,230	$216,914	$13,051	$7,385
FHLB Advances	433,167	210,249	86,693	35,928	100,297
Subordinated Debentures	49,816	—	—	—	49,816

Total	$1,332,563	$822,479	$303,607	$48,979	$157,498

Off-balance Sheet Arrangements

       The Banks incur off-balance sheet risks in the normal course of business in order to meet the financing needs of their customers. These risks derive from commitments to extend credit and standby letters of credit. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. See Note 16 to the Consolidated Financial Statements for additional details on the Company's off-balance sheet arrangements.

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

Critical Accounting Policies

       The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. These policies require estimates and assumptions. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. In management's opinion, some of these areas have a more significant impact than others on the Company's financial reporting. These areas currently include accounting for the allowance for loan losses, goodwill, and income taxes.

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

       Goodwill — Statement of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" were issued in June of 2001 and were effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill and intangible assets deemed to have indefinite lives, if any, will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. The Company has selected June 30 as its date for annual impairment testing, but will test more frequently if circumstances warrant.

       Income taxes — The Company is subject to the income tax laws of the U.S., its states and the municipalities in which it operates. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. The Company reviews income tax expense and the carrying value of deferred tax assets; and as new information becomes available, the balances are adjusted as appropriate. In establishing a provision for income tax expense, the Company makes judgments and interpretations about the application of these inherently complex tax laws and also makes estimates about when in the future certain items will affect taxable income in the various tax jurisdictions.

New Accounting Matters

       See Note 1 to the Consolidated Financial Statements regarding the adoption of new accounting standards in 2008.

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

       The following tables provide an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. The table indicates that as of December 31, 2008 the Company's estimated NPV might be expected to increase in the event of an increase in prevailing interest rates, and might be expected to decrease in the event of a decrease in prevailing interest rates (dollars in thousands). As of December 31, 2007 the Company's estimated NPV would increase in the event of a decrease in prevailing rates and decrease in the event of an increase in rates.

December 31, 2008

Change in Rates	$ Amount	$ Change	NPV Ratio	Change

+2%	319,587	$(23,157)	11.48%	(84)bp
+1%	345,087	2,343	12.40%	8bp
Base	342,744	—	12.32%	—
-1%	338,252	(4,492)	12.16%	(16)bp
-2%	307,904	(34,840)	11.06%	(126)bp

December 31, 2007

Change in Rates	$ Amount	$ Change	NPV Ratio	Change

+2%	172,239	$(45,749)	7.28%	(194)bp
+1%	201,515	(16,473)	8.52%	(70)bp
Base	217,988	—	9.22%	—
-1%	221,195	3,207	9.36%	14bp
-2%	195,596	(22,392)	8.27%	(95)bp

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
Greensburg, Indiana

       We have audited the accompanying consolidated balance sheets of MainSource Financial Group, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. We also have audited MainSource Financial Group, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MainSource Financial Group, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

       As permitted, the Company excluded the operations of 1st Independence Financial Group Inc., a financial institution acquired during 2008, from the scope of management's report on internal control over financial reporting. As such, this entity has also been excluded from the scope of our audit of internal control over financial reporting.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainSource Financial Group, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion MainSource Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP
Louisville, Kentucky March 11, 2009

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share data)

	December 31, 2008	December 31, 2007

Assets
Cash and due from banks	$72,141	$81,660
Money market funds and federal funds sold	23,347	2,995

Cash and cash equivalents	95,488	84,655
Interest bearing time deposits	116	116
Securities available for sale	513,310	489,739
Loans held for sale	4,947	2,439
Loans, net of allowance for loan losses of $34,583 and $14,331	1,961,018	1,679,347
Restricted stock, at cost	29,833	22,947
Premises and equipment, net	49,155	40,483
Goodwill	137,217	122,046
Purchased intangible assets	13,146	13,278
Cash surrender value of life insurance	46,180	41,420
Interest receivable and other assets	49,425	39,967

Total assets	$2,899,835	$2,536,437

Liabilities
Deposits
Noninterest bearing	$232,024	$200,753
Interest bearing	1,777,300	1,701,076

Total deposits	2,009,324	1,901,829
Other borrowings	84,448	50,156
Federal Home Loan Bank (FHLB) advances	433,167	257,099
Subordinated debentures	49,816	41,239
Other liabilities	23,131	22,012

Total liabilities	2,599,886	2,272,335
Commitments and contingent liabilities (Note 14)
Shareholders' equity
Preferred stock, no par value
Authorized shares — 400,000
Issued and outstanding shares — none	—	—
Common stock $.50 stated value:
Authorized shares — 25,000,000
Issued shares — 20,710,764 and 19,151,759
Outstanding shares — 20,136,362 and 18,570,139	10,394	9,610
Treasury stock — 574,402 and 581,620, at cost	(9,367)	(9,487)
Additional paid-in capital	221,789	196,712
Retained earnings	74,018	65,999
Accumulated other comprehensive income	3,115	1,268

Total shareholders' equity	299,949	264,102

Total liabilities and shareholders' equity	$2,899,835	$2,536,437

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Dollar amounts in thousands except per share data)

	2008	2007	2006

Interest income
Loans, including fees	$118,379	$119,546	$97,121
Securities
Taxable	20,387	19,621	18,176
Tax exempt	5,696	4,954	4,899
Federal funds sold and money market funds	155	575	394
Deposits with financial institutions	42	131	141

Total interest income	144,659	144,827	120,731

Interest expense
Deposits	42,069	53,673	39,282
Federal Home Loan Bank advances	10,990	10,894	8,704
Subordinated debentures	2,782	3,333	2,475
Other borrowings	1,293	2,530	2,002

Total interest expense	57,134	70,430	52,463

Net interest income	87,525	74,397	68,268
Provision for loan losses	20,918	5,745	1,819

Net interest income after provision for loan losses	66,607	68,652	66,449
Non-interest income
Insurance commissions	2,073	1,864	1,821
Mortgage banking	2,565	2,921	2,279
Trust and investment product fees	1,575	1,569	1,187
Service charges on deposit accounts	14,555	13,312	9,491
Net realized gains on securities	1,118	114	145
Increase in cash surrender value of life insurance	967	1,535	1,255
Interchange income	3,600	3,159	2,617
Other income	3,244	3,652	4,244

Total non-interest income	29,697	28,126	23,039
Non-interest expense
Salaries and employee benefits	41,033	38,063	33,073
Net occupancy expenses	6,061	5,347	4,755
Equipment expenses	6,496	5,788	5,361
Intangibles amortization	2,607	2,666	2,236
Telecommunications	1,863	1,924	1,916
Stationery printing and supplies	1,374	1,475	1,408
Other expenses	13,339	12,757	10,893

Total non-interest expense	72,773	68,020	59,642

Income before income tax	23,531	28,758	29,846
Income tax expense	4,379	6,888	7,605

Net income	$19,152	$21,870	$22,241

Net income per share — basic	$1.00	$1.17	$1.30
Net income per share — diluted	$1.00	$1.17	$1.29

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Dollar amounts in thousands except per share data)

	Common Stock
				Additional Paid-in Capital		Accumulated Other Comprehensive Income
	Shares Outstanding	Amount	Treasury Stock		Retained Earnings		Total	Comprehensive Income

Balance, January 1, 2006	13,472,616	$6,881	$(4,835)	$105,089	$57,067	$(3,133)	$161,069
Net income					$22,241		$22,241	$22,241
Change in fair value of cash flow hedge, net						(256)	(256)	(256)
Change in fair value of securities, net						1,925	1,925	1,925

Total comprehensive income								$23,910

Cash dividends ($.529 per share)					(8,944)		(8,944)
Issuance of common stock in acquisitions	4,484,008	2,242		76,945			79,187
Stock option expense				69			69
Other	1,355
Purchase of treasury stock	(130,032)		(2,290)				(2,290)
5% Stock Dividend	912,038	456		14,994	(15,450)		—
Exercise of stock options	31,656	16	539	(309)			246

Balance, December 31, 2006	18,771,641	9,595	(6,586)	196,788	54,914	(1,464)	253,247

Net income					$21,870		$21,870	21,870
Change in fair value of securities, net						2,732	2,732	2,732

Total comprehensive income								$24,602

Stock option expense				115			115
Adjustment to initially apply FASB Interpretation 48					(411)		(411)
Cash dividends ($.555 per share)					(10,374)		(10,374)
Purchase of treasury stock	(212,256)		(3,407)				(3,407)
5% Stock Dividend — Treasury shares	(19,058)						—
Fractional Shares — 5% stock dividend	(1,051)	(1)		(17)			(18)
Exercise of stock options	30,863	16	506	(174)			348

Balance, December 31, 2007	18,570,139	9,610	(9,487)	196,712	65,999	1,268	264,102

Net income					19,152		19,152	19,152
Change in fair value of securities, net						1,847	1,847	1,847

Total comprehensive income								$20,999

Stock option expense				101			101
Cash dividends ($.575 per share)					(11,133)		(11,133)
Purchase of treasury stock	(1,463)		(22)				(22)
Issuance of common stock in acquisitions	1,559,005	780		25,006			25,786
Exercise of stock options	8,681	4	142	(30)			116

Balance, December 31, 2008	20,136,362	$10,394	$(9,367)	$221,789	$74,018	$3,115	$299,949

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Dollars in thousands)

	2008	2007	2006

Operating Activities
Net income	$19,152	$21,870	$22,241
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	20,918	5,745	1,819
Depreciation expense	4,523	4,174	3,869
Amortization of mortgage servicing rights	706	567	519
Valuation allowance on mortgage servicing right	1,226	—	—
Securities amortization, net	(731)	(725)	(521)
Amortization of core deposit intangibles	2,607	2,666	2,236
Increase in cash surrender value of life insurance policies	(967)	(1,535)	(1,255)
Securities (gains) losses	(1,118)	(114)	(145)
Gain on loans sold	(1,904)	(1,166)	(599)
Loans originated for sale	(111,968)	(79,034)	(62,804)
Proceeds from loan sales	112,956	79,923	63,807
Stock based compensation expense	101	115	69
Change in other assets and liabilities	(1,709)	(10,660)	(5,002)

Net cash provided by operating activities	43,792	21,826	24,234
Investing Activities
Net change in short-term investments	—	—	210
Purchases of securities available for sale	(168,697)	(140,466)	(92,757)
Proceeds from maturities and payments on securities available for sale	67,531	50,017	64,855
Proceeds from sales of securities available for sale	98,647	91,057	26,075
Loan originations and payments, net	(75,325)	(121,411)	(17,792)
Purchases of premises and equipment	(6,252)	(5,718)	(3,381)
Purchases of restricted stock	(4,232)	—	—
Proceeds from redemption of restricted stock	—	—	2,628
Cash received (paid) for bank acquisitions, net	20,345	—	(2,210)

Net cash provided (used) by investing activities	(67,983)	(126,521)	(22,372)
Financing Activities
Net change in deposits	(153,297)	42,140	16,992
Net change in other borrowings	34,292	7,850	15,790
Proceeds from FHLB advances	690,850	345,000	197,000
Repayment of FHLB advances	(525,782)	(296,344)	(213,706)
Proceeds from issuance of subordinated debentures	—	—	11,000
Purchase of treasury shares	(22)	(3,407)	(2,290)
Cash dividends and fractional share payments	(11,133)	(10,392)	(8,944)
Proceeds from exercise of stock options	116	348	246

Net cash provided by financing activities	35,024	85,195	16,088

Net change in cash and cash equivalents	10,833	(19,500)	17,950
Cash and cash equivalents, beginning of year	84,655	104,155	86,205

Cash and cash equivalents, end of year	$95,488	$84,655	$104,155

Supplemental cash flow information
Interest paid	$59,550	$69,482	$47,804
Income taxes paid	5,862	6,315	3,760
Supplemental non cash disclosure
Loan balances transferred to foreclosed real estate	8,136	2,544	4,071

See Note 2 regarding non-cash transactions included in acquisitions.

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

       The Company's wholly owned subsidiaries include MainSource Bank, MainSource Bank of Illinois, and MainSource Bank — Ohio (collectively referred to herein as the "Banks"), and MainSource Insurance, LLC, and MainSource Title, LLC. In February 2007, the Company transferred substantially all of the assets of MainSource Mortgage, LLC into MainSource Bank. In May 2007, the Company transferred substantially all of the assets of MainSource Bank — Hobart into MainSource Bank. In September 2007, the Company merged MainSource Bank — Crawfordsville into MainSource Bank. In November 2008, the Company merged 1st Independence Bank into MainSource Bank.

       The Company provides financial services through its offices in Indiana, Illinois, Ohio, and Kentucky. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

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

       Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

       Certain Purchased Loans: The Company purchases individual loans and groups of loans. Purchased loans that show evidence of credit deterioration since origination are recorded at the amount paid (or allocated fair value in a purchase business combination), such that there is no carryover of the seller's allowance for loan losses. After acquisition, incurred losses are recognized by an increase in the allowance for loan losses.

       Such purchased loans are accounted for individually based on common risk characteristics (e.g., credit score, loan type, and date of origination). The Company estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan's contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

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

       Restricted Stock: The Bank is a member of the "FHLB" system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment. Because this stock is viewed as a long-term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

       Company Owned Life Insurance: The Company has purchased life insurance policies on certain employees. Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized. In accordance with EITF 06-5, Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

       Servicing Assets: Servicing rights are recognized separately when they are acquired through sales of loans. When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in mortgage banking. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

       Servicing fee income which is reported on the income statement as mortgage banking is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $1,242, $1,303 and $1,383 for the years ended December 31, 2008, 2007 and 2006. Late fees and ancillary fees related to loan servicing are not material.

       Mortgage banking income consists of gains on loan sales, changes in the servicing asset valuation allowance, and loan servicing fee income, net of amortization of mortgage servicing rights.

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

       Other intangible assets consist largely of core deposit and acquired customer relationship intangibles arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, generally ten years.

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

       The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption resulted in an increase in the Company's tax liability of $411 at January 1, 2007.

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

       Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation's common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

       Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a Note 6. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

       Recently Issued Accounting Standards: During 2008, the Company adopted the following accounting standards and guidance:

       In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material.

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

       In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue was effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.

       On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings ("SAB 109"). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption was not material.

       In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a "simplified" method, as discussed in SAB No. 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The Company does not use the simplified method for share options and therefore SAB No. 110 has no impact on the Company's consolidated financial statements.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

       In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations ("FAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company believes the adoption of this standard will have to be addressed on an individual acquisition basis to determine whether it will have a material effect on the Corporation's results of operations or financial position.

       In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company does not expect the adoption of FAS No. 160 to have a significant impact on its results of operations or financial position.

NOTE 2 — ACQUISITIONS

       In August 2008, the Company consummated its acquisition of 1st Independence Financial Group, Inc., a Delaware corporation ("1st Independence") and 1st Independence Bank, Inc., a Kentucky chartered commercial bank and wholly owned subsidiary of 1st Independence. As of the date of acquisition, 1st Independence had four branches in Jefferson, Anderson, and Mercer counties in Kentucky, and four branches in Floyd, Crawford, and Clark counties in Indiana.

       As of the date of acquisition, 1st Independence had $240.0 million of loans, and $260.8 million of deposits. Goodwill of $13.8 million, a core deposit intangible of $1.8 million, and a customer relationship intangible of $0.7 million were also recorded. The core deposit intangible asset is being amortized over 10 years using an accelerated method and the customer relationship intangible is being amortized on a straight-line basis over 15 years. Goodwill and intangible assets will not be deducted for tax purposes. The Company funded the $35.4 million purchase price by issuing 1,559,005 shares of its common stock valued at $16.54 per share per the NASDAQ closing bid on July 24, 2008 and using $9.6 million of cash on hand. The results of operations for this acquisition have been included since the transaction date which was August 29, 2008.

       In evaluating this acquisition, the Company considered a number of factors. These factors included the following: the Company's view that the acquisition of 1st Independence provided an attractive opportunity to enhance its presence in southern Indiana and expand into Kentucky, both of which are markets that MainSource considers desirable; 1st Independence's community banking orientation and its compatibility with MainSource and its subsidiaries; the ability to achieve synergies and cost savings by reducing data processing costs, reducing staff, achieving economies of scale in advertising and marketing expenses, and other areas. The Company based these assumptions on its assessment of where savings could be realized based upon the independent operations of the two companies. Actual savings in some or all of these areas could be higher or lower than expected. The Company also believes that the acquisition will be beneficial to the customers of 1st Independence as a result of the additional products and services offered by MainSource and its subsidiary banks and because of the increased lending capability.

       The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

Cash/Fed Funds Sold	$29,999
Securities	16,318
Loans, net	236,992
Core Deposit Intangible	1,777
Goodwill	13,759
Customer Relationship Intangible	698
Fixed Assets	6,943
Cash surrender value of life insurance	3,793
Other Assets	8,735

Total assets acquired	319,014

Deposits	(260,792)
Other Debt	(19,527)
Other Liabilities	(3,254)

Total liabilities assumed	(283,573)

Net assets purchased	$35,441

       The following table presents proforma information for the periods ended December 31 as if the acquisitions had occurred at the beginning of 2008 and 2007. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates and is not intended to be a projection of future results.

	2008	2007

Net Interest Income	$93,435	$84,024
Net Income	17,611	17,099
Net Income per share — basic	0.87	0.84
Net Income per share — diluted	0.87	0.84

NOTE 3 — RESTRICTION ON CASH AND DUE FROM BANKS

       The Banks are required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The reserves required at December 31, 2008 and 2007 were $11,789 and $12,972 respectively. The Company also had compensating balances of $2,861 and $4,970 at December 31, 2008 and 2007 respectively.

NOTE 4 — SECURITIES

       The fair value of securities available for sale and gross related unrealized gains and losses recognized in accumulated other comprehensive income (loss) was as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

As of December 31, 2008
Available for Sale
U.S. Government-sponsored entities	$33,046	$148	$—
State and municipal	153,200	1,127	(3,316)
Mortgage-backed	318,500	8,225	(2)
Equity and other	8,564	2	(1,341)

Total available for sale	$513,310	$9,502	$(4,659)

As of December 31, 2007
Available for Sale
U.S. Government-sponsored entities	$31,964	$187	$(2)
State and municipal	127,697	1,812	(330)
Mortgage-backed	323,206	1,969	(1,697)
Equity and other	6,872	57	(38)

Total available for sale	$489,739	$4,025	$(2,067)

       Contractual maturities of securities at December 31, 2008 were as follows. Securities not due at a single maturity or with no maturity at year end are shown separately.

Available for Sale
Fair Value

Within one year	$3,477
One through five years	17,698
Six through ten years	89,344
After ten years	75,727
Mortgage-backed	318,500
Equity and other	8,564

Total available for sale securities	$513,310

       Gross proceeds from sales of securities available for sale during 2008, 2007 and 2006 were $98,647, $91,057, and $26,075. Gross gains of $1,255, $642, and $166 and gross losses of $137, $28, and $21 were realized on those sales in 2008, 2007 and 2006, respectively. The tax benefit (provision) related to these net realized gains and losses was ($401), ($221), and ($56) respectively.

       Securities with a carrying value of $303,810 and $180,691 were pledged at December 31, 2008 and 2007 to secure certain deposits, repurchase agreements and for other purposes as permitted or required by law.

       At year end 2008 and 2007, there were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities in an amount greater than 10% of shareholders' equity.

       Below is a summary of securities with unrealized losses as of year-end 2008 and 2007 presented by length of time the securities have been in a continuous unrealized loss position.

2008	Less than 12 months		12 months or longer		Total

Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government-sponsored entities	$—	$—	$—	$—	$—	$—
State and municipal	92,756	(3,205)	1,568	(111)	94,324	(3,316)
Mortgage-backed	1,402	(2)	—	—	1,402	(2)
Equity and other	5,326	(1,265)	981	(76)	6,307	(1,341)

Total temporarily impaired	$99,484	$(4,472)	$2,549	$(187)	$102,033	$(4,659)

2007	Less than 12 months		12 months or longer		Total

Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government-sponsored entities	$—	$—	$998	$(2)	$998	$(2)
State and municipal	8,178	(110)	20,617	(220)	28,795	(330)
Mortgage-backed	11,664	(54)	127,193	(1,643)	138,857	(1,697)
Equity and other	2,062	(38)	—	—	2,062	(38)

Total temporarily impaired	$21,904	$(202)	$148,808	$(1,865)	$170,712	$(2,067)

       As of December 31, 2008, the Company's security portfolio consisted of 637 securities, 264 of which were in an unrealized loss position. The Company does not believe any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and continued financial market stress. Factors considered in evaluating the securities included whether the securities were backed by U.S. government-sponsored entities and agencies and credit quality concerns surrounding the recovery of the full principal balance.

       Unrealized losses on state and municipal securities have not been recognized into income because management has the intent and ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

       At December 31, 2008, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company has the intent and ability to hold these mortgage-backed securities until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2008. All mortgage-backed securities and agencies were considered investment grade at December 31, 2008.

       During 2007, the Company identified one security that was considered to be other-than-temporarily impaired. The Company wrote down the value of that security by $500 to its fair value ($0). This amount was included in net realized gains/(losses) on securities. During 2008, the issuer of this security filed for bankruptcy.

NOTE 5 — LOANS AND ALLOWANCE FOR LOAN LOSSES

       Loans were as follows:

	December 31, 2008	December 31, 2007

Commercial and industrial loans	$226,696	$214,393
Agricultural production financing	40,334	29,812
Farm real estate	45,918	42,185
Commercial real estate	411,317	326,194
Hotel	104,647	50,565
Residential real estate	877,145	780,102
Construction and development	173,551	123,611
Consumer	115,993	126,816

Total loans	1,995,601	1,693,678

Allowance for loan losses	(34,583)	(14,331)

Net loans	$1,961,018	$1,679,347

       Activity in the allowance for loan losses was as follows:

December 31	2008	2007	2006

Allowance for loan losses
Balances, January 1	$14,331	$12,792	$10,441
Addition resulting from acquisitions	5,564	—	3,895
Provision for losses	20,918	5,745	1,819
Recoveries on loans	1,037	1,152	536
Loans charged off	(7,267)	(5,358)	(3,899)

Balances, December 31	$34,583	$14,331	$12,792

       Impaired loans were as follows:

December 31	2008	2007	2006

Impaired loans with an allowance allocated	$32,548	$12,964	$6,608
Impaired loans with no allocated allowances	23,123	8,327	15,359

Total impaired loans	$55,671	$21,291	$21,967

Allowance allocated for impaired loans	$7,677	$2,346	$1,613

Average balance of impaired loans during the year	$37,591	$21,761	$17,934
Interest income recognized on impaired loans	432	644	591
Cash basis interest included above	432	644	568

       Nonperforming loans were as follows:

December 31	2008	2007

Loans past due 90 days or more still on accrual	$3,639	$1,693
Nonaccrual loans	55,671	18,800

Total	$59,310	$20,493

       Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Purchased Loans subject to SOP 03-3

       The Company has purchased loans in 2008 and 2006, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows as of December 31:

	2008	2007	2006

Commercial real estate	$4,548	$6,945	$7,747
Construction & development	10,153	—	1,452
Mortgage	3,905	354	527
Consumer	—	249	269

Outstanding balance	18,606	7,548	9,995

Carrying amount, net of allowance of $67, $565, and $0.	$12,149	$5,951	$8,907

       Accretable yield, or income expected to be collected is as follows:

Balance January 1, 2007	$—
Accretion of income	84
Reclassification from nonaccretable difference	(84)

Balance December 31, 2007	$—

Accretion of income	207
Reclassification from nonaccretable difference	(207)

Balance December 31, 2008	$—

       For those purchased loans disclosed above, the Company increased the allowance for loan losses by $0, $565 and $0 during 2008, 2007 and 2006. $498 of allowance for loan losses was reversed in 2008 only.

       Purchased loans for which it was probable at acquisition that all contractually required payments would not be collected are shown below. No such loans were acquired in 2007.

	2008	2006

Contractually required payments receivable of loans purchased during the year:
Commercial real estate	$5,005	$8,903
Construction & development	12,429	1,454
Mortgage loans	4,384	1,626
Consumer	—	296

Total	21,818	12,279

Cash flows expected to be collected at acquisition	12,604	11,554
Basis in acquired loans at acquisition	12,604	11,554

NOTE 6 — FAIR VALUE

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

       Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

       The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or using market data utilizing pricing models, primarily Interactive Data Corporation (IDC), that vary based upon asset class and include available trade, bid, and other market information. Matrix pricing is used for most municipals, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities. The grouping of securities is done according to insurer, credit support, state of issuance, and rating to incorporate additional spreads and municipal curves. For the general market municipals, the Thomson Municipal Market Data curve is used to determine the initial curve for determining the price, movement, and yield relationships with the municipal market (Level 2 inputs). Level 3 securities are largely comprised of small, local municipality issuances and Community Reinvestment Act (CRA) qualified credits. Fair values are derived through consideration of funding type, maturity and other features of the issuance, and include reviewing financial statements, earnings forecasts, industry trends and the valuation of comparative issuers.

       The fair value of servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

       The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Measured on a Recurring Basis

       Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities	$513,310	$131	$507,510	$5,669

       The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

Available for sale securities

Beginning balance, Jan. 1, 2008	$4,988
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—
Gains (losses) on sales of securities	—
Included in other comprehensive income	(529)
Purchases, issuances, and settlements	3,058
Transfers in and / or out of Level 3	(1,848)

Ending balance, December 31, 2008	$5,669

       Transfers out of level 3 are primarily due to timing of investment purchases close to quarter end and the availability of level 2 data. Subsequent to the quarter, pricing data is obtained.

Assets and Liabilities Measured on a Non-Recurring Basis

       Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$47,995			$47,995
Servicing rights	3,359		$3,359

       The following represent impairment charges recognized during the period:

       Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $47,995, with a valuation allowance of $7,677, resulting in an additional provision for loan losses of $7,398 in 2008. Also included in impaired loans above are loans acquired in the 1st Independence acquisition which had a purchase accounting adjustment of $6,001 that was netted against the gross loan amount. See Purchased Loans disclosure at Note 5.

       Servicing rights, which are carried at lower of cost or market, were written down to fair value of $3,359, resulting in a valuation allowance of $1,226. A charge of $1,226 was included in 2008 earnings.

       Carrying amount and estimated fair values of financial instruments, not previously presented, at year end were as follows:

	2008		2007
December 31	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
Cash and cash equivalents	$95,488	$95,488	$84,655	$84,655
Interest-bearing time deposits	116	116	116	116
Loans including loans held for sale, net	1,965,965	2,048,006	1,681,786	1,714,002
Restricted stock	29,833	N/A	22,947	N/A
Interest receivable	12,603	12,603	11,814	11,814
Liabilities
Deposits	(2,009,324)	(2,009,750)	(1,901,829)	(1,866,713)
Borrowings
Other	(84,448)	(84,448)	(50,156)	(50,156)
FHLB advances	(433,167)	(443,486)	(257,099)	(256,465)
Interest payable	(6,564)	(6,564)	(8,980)	(8,980)
Subordinated debentures	(49,816)	(29,019)	(41,239)	(38,125)

       The methods and assumptions used to estimate fair value are described as follows.

       Carrying amount is the estimated fair value of cash and cash equivalents, interest-bearing time deposits, accrued interest receivable and payable, demand and all other transactional deposits, short-term borrowings, variable rate notes payable, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of loans held for sale is based on market quotes. Fair value of FHLB advances and subordinated debentures is based on current rates for similar financing. It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements, and are not considered significant.

NOTE 7 — PREMISES AND EQUIPMENT

December 31	2008	2007

Land	$10,389	$7,726
Buildings	43,292	37,536
Furniture and equipment	35,008	30,560

Total cost	88,689	75,822
Accumulated depreciation	(39,534)	(35,339)

Net	$49,155	$40,483

       Depreciation expense was $4,523, $4,174, and $3,869 in 2008, 2007 and 2006.

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

       The change in carrying amount of goodwill is as follows:

	2008	2007

Beginning of year	$122,046	$120,609
Reclassification for deferred taxes	1,412	—
Acquired goodwill	13,759	1,437

End of year	$137,217	$122,046

       The acquired goodwill reported in 2007 is due to finalization of fair value adjustments related to purchase accounting for 2006 acquisitions.

Acquired Intangible Assets

	2008	2007

Core deposit intangibles	$26,779	$25,002
Other customer relationship intangibles	698	—
Accumulated amortization	(14,331)	(11,724)

Purchased intangibles, net	$13,146	$13,278

       Aggregate amortization expense was $2,607, $2,666, and $2,236 for 2008, 2007, and 2006.

       Estimated amortization expense for each of the next five years follows:

2009	$2,181
2010	2,037
2011	1,914
2012	1,768
2013	1,594

NOTE 9 — DEPOSITS

	December 31, 2008	December 31, 2007

Non-interest-bearing demand	$232,024	$200,753
Interest-bearing demand	537,503	532,539
Savings	390,217	345,869
Certificates of deposit of $100 or more	279,586	238,211
Other certificates and time deposits	569,994	584,457

Total deposits	$2,009,324	$1,901,829

       Certificates and other time deposits mature as follows:

2009	$612,230
2010	127,821
2011	89,093
2012	11,217
2013	1,834
Thereafter	7,385

Total	$849,580

NOTE 10 — OTHER BORROWINGS

December 31	2008	2007

Other borrowings consisted of the following at year-end:
Securities sold under repurchase agreements	$32,233	$30,006
Line of credit	10,500	13,000
Federal funds purchased	41,715	7,150

Total short-term borrowings	$84,448	$50,156

       Securities sold under repurchase agreements ("agreements") consist of obligations secured by securities issued by Government-sponsored entities, and a safekeeping agent holds such collateral. The maximum amount of outstanding agreements at any month-end during 2008, 2007, and 2006 totaled $40,809, $52,986, and $36,212. The daily average of such agreements during 2008, 2007, and 2006 totaled $31,754, $37,296, and $23,200. The weighted average rate was 1.02%, 3.05%, and 3.31% at December 31, 2008, 2007, and 2006 while the weighted average rate during 2008, 2007, and 2006 was approximately 1.64%, 3.35%, and 3.22% respectively. The majority of the agreements at December 31, 2008 mature within 30 days.

       The Company has a revolving credit facility for $30,000 as a standby for funding needs which matures September 30, 2009. The interest rate is 120 basis points above the 3-month LIBOR rate which resulted in a rate of 3.03% at year-end 2008. The line is secured by the stock of MainSource Bank. The line of credit agreement contains various financial and non-financial covenants. The Company was not in compliance with the covenant related to the Company's non-performing loan ratio at December 31, 2008 due to the 1st Independence acquisition. However, on February 9, 2009 the Company paid off the remaining balance of the line of credit.

NOTE 11 — FEDERAL HOME LOAN BANK ADVANCES

       Federal Home Loan Bank ("FHLB") advances at year end were as follows:

	2008	2007

Maturities from June 2009 through May 2022, primarily fixed rates from .5% to 6.4%, averaging 2.7%	$433,167	$—
Maturities from January 2008 through May 2022, primarily fixed rates from 3.4% to 6.4%, averaging 4.5%	—	257,099

	$433,167	$257,099

       The majority of the FHLB advances are secured by first mortgage loans totaling approximately 145% of the advance under a blanket security agreement. The advances are subject to restrictions or penalties in the event of prepayment.

       Required payments over the next five years are:

2009	$210,249
2010	71,010
2011	15,683
2012	20,562
2013	15,366
Thereafter	100,297

NOTE 12 — SUBORDINATED DEBENTURES

       The Company formed four separate trusts in 2002, 2003, and 2006 that issued floating rate trust preferred securities as part of pooled offerings. The Company issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole asset of the trusts. Included in the acquisition of 1st Independence were two trusts formed in 2003 — Harrodsburg Statutory Trust I and Independence Bancorp Statutory Trust I. In accordance with FASB Interpretation No. 46, the trusts are not consolidated with the Company's financial statements, but rather the subordinated debentures are shown as a liability. Interest payments are payable quarterly in arrears and the Company has the option to defer interest payments from time to time for a period not to exceed 20 consecutive quarters. The subordinated debentures mature in 30 years from issuance and can be called anytime after five years at par. The subordinated debentures may be included in Tier 1 capital (with certain limitations) under current regulatory guidelines and interpretations. The following table summarizes the other terms of each issuance.

	Issuance	Amount	Variable Rate	Rate as of 12/31/08	Maturity

Trust 1	2002	$8,248	LIBOR +3.25%	4.72%	2032
Trust 2	2003	14,433	LIBOR +3.25%	4.71%	2033
Trust 3	2003	7,217	LIBOR +3.15%	4.62%	2033
Trust 4	2006	11,341	LIBOR +1.63%	3.63%	2036
Harrodsburg	2003	4,765	LIBOR +3.15%	4.62%	2033
Independence	2003	3,812	LIBOR +3.15%	4.62%	2033

       During 2003, the Company entered into an interest rate swap and cap to mitigate overall risk to changes in interest rates for subordinated debt in Trust 2. Both the interest rate swap and the cap had a 60 month term and a notional principal amount of $14,000. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amounts and other terms of the contract. The interest rate swap and cap were designated as cash flow hedges against a portion of the subordinated debentures. As such, the aggregate fair value of the swaps were recorded as other assets or other liabilities with changes in the fair value recorded in other comprehensive income and no amount of ineffectiveness was included in net income. Under the interest rate swap agreement, the Company made fixed rate payments at 6.65%, and received variable payments based on LIBOR. Net settlement expense or benefit was included in interest expense. The interest rate cap required the counter-party to pay the Company the excess of 3 month LIBOR over 12%. The interest rate swap and cap were settled during 2006 resulting in a payment to the Company of $483.

NOTE 13 — LOAN SERVICING

       Loans serviced for others are not included in the accompanying consolidated balance sheets. Loan servicing fee income was $1,242, $1,303, and $1,383 for 2008, 2007, and 2006. The unpaid principal balances of loans serviced for others totaled $560,399 and $533,286 at December 31, 2008 and 2007. Custodial escrow balances maintained in connection with serviced loans were $1,454 and $1,001 at year end 2008 and 2007. The weighted average amortization period is 3.0 years. Mortgage servicing rights are included in other assets on the consolidated balance sheets. The fair value of capitalized mortgage servicing assets is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates. The fair market value of capitalized mortgage servicing rights was estimated at $3,359 and $4,922 at year end 2008 and 2007. Fair value at year-end 2008 was determined using a discount rate of 9%, and prepayment speeds ranging from 187% to 509%, depending on the stratification of the specific right. Fair value at year-end 2007 was determined using a discount rate of 10%, and prepayment speeds ranging from 190% to 353%, depending on the stratification of the specific right.

	2008	2007	2006

Mortgage servicing assets
Balances, January 1	$3,949	$3,491	$3,158
Servicing assets capitalized/acquired	1,342	1,025	852
Amortization of servicing assets	(706)	(567)	(519)
Change in valuation allowance	(1,226)	—	—

Balance, December 31	$3,359	$3,949	$3,491

Valuation allowance:
Balances, January 1	$—	$—	$—
Additions expensed	1,226	—	—
Reductions credited to operations	—	—	—

Balance, December 31	$1,226	$—	$—

NOTE 14 — INCOME TAX

       Income tax expense (benefit) was as follows:

Year Ended December 31	2008	2007	2006

Income tax expense
Currently payable	$5,518	$5,605	$4,706
Deferred	(1,375)	536	2,049
Change in valuation allowance	236	747	850

Total income tax expense	$4,379	$6,888	$7,605

       Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

Federal statutory income tax rate	35%	35%	35%
Federal statutory income tax	$8,236	$10,065	$10,446
Tax exempt interest	(2,411)	(1,702)	(1,922)
Effect of state income taxes	43	86	96
Reserve for unrecognized tax benefit	(595)	—	—
Non-deductible expenses	93	241	53
Tax exempt income on life insurance	(338)	(548)	(439)
Tax credits	(459)	(823)	(377)
Other	(190)	(431)	(252)

Income tax expense	$4,379	$6,888	$7,605

       The components of the net deferred tax asset (liability) are as follows:

December 31	2008	2007

Assets
Allowance for loan losses	$16,166	$5,250
Net operating loss carryforward	4,054	2,478
Deferred compensation	410	425
Fair value adjustments on assets acquired	1,559	2,566
Accrued expenses	78	24
Other	617	634

Total assets	22,884	11,377

Liabilities
Accretion on securities	(64)	(105)
Depreciation	(1,916)	(1,508)
Intangibles	(8,124)	(4,227)
Mortgage servicing rights	(1,337)	(1,382)
Deferred loan fees/costs	(295)	(298)
FHLB stock dividends	(2,463)	(1,622)
Unrealized gain on securities AFS	(1,726)	(690)
Other	(1,844)	(1,188)

Total liabilities	(17,769)	(11,020)

Less: Valuation allowance	(2,714)	(2,478)

Net deferred tax asset (liability)	$2,401	$(2,121)

       The Company has $76 of alternative minimum tax credit carryforward, which under current tax law has no expiration period. The Company has federal net operating loss carryforward acquired in the 1st Independence business combination of $1,101. This carryforward expires in 2028, and the use of this federal carryforward is limited to $551 in 2008.

       The Company has an Indiana state operating loss carryforward of $41,543, which begins to expire in 2019. The Company maintains a valuation allowance as it does not anticipate generating taxable income in Indiana to utilize this carryforward prior to expiration.

       Retained earnings of certain subsidiary banks include approximately $13,112 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of "bank" status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for the Company was approximately $4,589 and $3,842 at December 31, 2008 and 2007 respectivley.

Unrecognized Tax Benefits

       A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007

Balance at January 1,	$1,023	$836
Additions related to tax positions in current year	—	228
Additions related to tax positions of prior years	—	—
Reductions of tax positions from prior years	(539)	(41)

Balance at December 31,	$484	$1,023

       Of this total, $484 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

       The total amount of interest and penalties recorded in the income statement for the year ended December 31, 2008 and 2007 were a reduction of $12 and an increase of $53, respectively, and the amount accrued for interest and penalties at December 31, 2008 and 2007 were $116 and $128.

       The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Illinois. The Company is no longer subject to examination by taxing authorities for years before 2004.

NOTE 15 — OTHER COMPREHENSIVE INCOME

Year Ended December 31, 2008	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount

Unrealized holding gains on available for sale securities	$4,003	$(1,439)	$2,564
Less: reclassification adjustment for gains realized in net income	1,118	(401)	717

Other comprehensive income	$2,885	$(1,038)	$1,847

Year Ended December 31, 2007	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount

Unrealized holding gains on available for sale securities	$4,363	$(1,558)	$2,805
Less: reclassification adjustment for gains realized in net income	114	(41)	73

Other comprehensive income	$4,249	$(1,517)	$2,732

Year Ended December 31, 2006	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount

Unrealized holding gains on available for sale securities	$3,126	$(1,112)	$2,014
Change in fair value of interest rate swap and cap	57	(23)	34
Less: reclassification adjustment for gains realized in net income	628	(249)	379

Other comprehensive income	$2,555	$(886)	$1,669

NOTE 16 — COMMITMENTS

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

       Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2008		2007
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to extend credit and unused lines of credit	$9,782	$426,748	$16,164	$353,123
Commercial letters of credit	—	26,634	—	23,588

       Commitments to make loans are generally made for periods of 60 days or less. The fixed loan commitments have interest rates ranging from 3.90% to 8.25% and maturities up to a year in length.

NOTE 17 — STOCK DIVIDENDS AND SPLITS

       On December 21, 2006, the Company announced a 5% stock dividend to be paid on January 16, 2007 to shareholders of record as of December 31, 2006. The stock dividend was recorded in 2006, and all share and per share amounts have been retroactively adjusted for all prior years to reflect this stock dividend.

NOTE 18 — DIVIDENDS

       The Company's principal source of funds for dividend payments is dividends received from the Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described in Note 20. During 2009, the Banks could, without prior approval, declare dividends of approximately $8,360 plus any 2009 net profits retained to the date of dividend declaration.

NOTE 19 — DIVIDEND REINVESTMENT PLAN

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

NOTE 20 — REGULATORY CAPITAL

       Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2008, the Company and Banks meet all capital adequacy requirements to which they are subject.

       There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on operations. At December 31, 2008 and 2007, the most recent regulatory notifications categorized the Banks as well capitalized under the regulatory framework for prompt corrective actions. There are no conditions or events since that notification that management believes have changed the Banks' category.

       Actual and required capital amounts and ratios are presented below.

	Actual		Required for Adequate Capital		To Be Well Capitalized

December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$220,044	11.2%	$157,265	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	195,471	9.9	78,633	4.0	N/A	N/A
Tier 1 capital (to average assets)	195,471	7.3	107,907	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$192,679	11.3%	$136,243	8.0%	$170,304	10.0%
Tier 1 capital (to risk-weighted assets)	171,391	10.1	68,121	4.0	102,182	6.0
Tier 1 capital (to average assets)	171,391	7.4	92,433	4.0	115,541	5.0
MainSource Bank of Illinois
Total capital (to risk-weighted assets)	$14,760	11.1%	$10,675	8.0%	$13,344	10.0%
Tier 1 capital (to risk-weighted assets)	13,084	9.8	5,337	4.0	8,006	6.0
Tier 1 capital (to average assets)	13,084	6.5	7,994	4.0	9,992	5.0
MainSource Bank — Ohio
Total capital (to risk-weighted assets)	$18,299	14.7%	$9,947	8.0%	$12,434	10.0%
Tier 1 capital (to risk-weighted assets)	16,745	13.5	4,974	4.0	7,461	6.0
Tier 1 capital (to average assets)	16,745	9.3	7,240	4.0	9,050	5.0

	Actual		Required for Adequate Capital		To Be Well Capitalized

December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$181,837	10.8%	$134,219	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	167,507	10.0	67,110	4.0	N/A	N/A
Tier 1 capital (to average assets)	167,507	7.1	94,518	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$159,151	11.2%	$114,018	8.0%	$142,523	10.0%
Tier 1 capital (to risk-weighted assets)	147,554	10.4	57,009	4.0	85,514	6.0
Tier 1 capital (to average assets)	147,554	7.5	78,872	4.0	98,590	5.0
MainSource Bank of Illinois
Total capital (to risk-weighted assets)	$13,663	11,2%	$9,717	8.0%	$12,146	10.0%
Tier 1 capital (to risk-weighted assets)	12,416	10.2	4,858	4.0	7,288	6.0
Tier 1 capital (to average assets)	12,416	6.4	7,750	4.0	9,688	5.0
MainSource Bank — Ohio
Total capital (to risk-weighted assets)	$17,564	13.9%	$10,084	8.0%	$12,606	10.0%
Tier 1 capital (to risk-weighted assets)	16,078	12.8	5,042	4.0	7,563	6.0
Tier 1 capital (to average assets)	16,078	8.4	7,656	4.0	9,570	5.0

NOTE 21 — EMPLOYEE BENEFIT PLANS

       The Company has a defined-contribution retirement plan in which substantially all employees may participate. The Company matches a portion of employees' contributions and makes additional contributions based on employee compensation and the overall profitability of the Company. Expense was $1,829 in 2008, $1,586 in 2007, and $1,293 in 2006.

       The Company acquired a defined benefit retirement plan upon purchase of an affiliate in 2006. Per the merger agreement, the plan was frozen prior to the merger and an application was filed with the IRS to settle this plan. The Company settled this plan in the first half of 2007.

NOTE 22 — RELATED PARTY TRANSACTIONS

       The Company has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties).

       The aggregate amount of loans, as defined, to such related parties was as follows:

Balances, January 1, 2008	$16,924
Changes in composition of related parties	(2,691)
New loans, including renewals and advances	12,402
Payments, including renewals	(11,679)

Balances, December 31, 2008	$14,956

       Deposits from related parties held by the Company at December 31, 2008 and 2007 totaled $8,037 and $5,839.

NOTE 23 — STOCK OPTION PLANS

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

       The fair value of options granted was determined using the following weighted average assumptions as of grant date.

	2008	2007	2006

Risk-free interest rate	3.53%	4.67%	4.56%
Expected term (years)	7.00	6.80	6.82
Expected stock price volatility	23.83%	19.72%	21.11%
Dividend yield	3.28%	3.00%	2.78%

       A summary of the activity in the stock option plan for 2008 follows:

Options (restated for stock dividends and splits)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, beginning of year	275,837	$18.07
Granted	29,000	17.40
Exercised	(8,681)	13.36
Forfeited or expired	(33,715)	19.08

Outstanding at end of year	262,441	$18.02	6.7	93
Exercisable at year end	195,516	$18.31	6.1	88

       Information related to the stock option plan during each year follows:

	2008	2007	2006

Intrinsic value of options exercised	$19	$180	$314
Cash received from option exercises	116	348	246
Tax benefit realized from option exercises	—	—	—
Weighted average (per share) fair value of options granted	3.53	3.47	3.97

       As of December 31, 2008, there was $238 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.2 years.

NOTE 24 — EARNINGS PER SHARE

       Earnings per share were computed as follows:

Year Ended December 31, 2008	Net Income	Weighted Average Shares	Per Share Amount

Basic Earnings Per Share
Net income available to common shareholders	$19,152	19,102,274	$1.00
Effect of dilutive stock options		6,330

Diluted Earnings Per Share
Net income available to common shareholders and assumed conversions	$19,152	19,108,604	$1.00

Year Ended December 31, 2007

Basic Earnings Per Share
Net income available to common shareholders	$21,870	18,691,094	$1.17
Effect of dilutive stock options		9,181

Diluted Earnings Per Share
Net income available to common shareholders and assumed conversions	$21,870	18,700,275	$1.17

Year Ended December 31, 2006

Basic Earnings Per Share
Net income available to common shareholders	$22,241	17,174,478	$1.30
Effect of dilutive stock options		13,763

Diluted Earnings Per Share
Net income available to common shareholders and assumed conversions	$22,241	17,188,241	$1.29

       Stock options for 217,633, 226,350, and 182,995 shares of common stock were not considered in computing diluted earnings per common share for 2008, 2007 and 2006 because they were antidilutive.

NOTE 25 — QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings per Share
	Interest Income	Net Interest Income	Net Income	Basic	Fully Diluted

2008
First quarter	$36,055	$19,675	$6,251	$0.34	$0.34
Second quarter	34,839	21,244	6,174	0.33	0.33
Third quarter	36,242	22,549	5,383	0.28	0.28
Fourth quarter	37,523	24,057	1,344	0.07	0.07
2007
First quarter	$35,100	$18,607	$5,415	$0.29	$0.29
Second quarter	36,061	18,750	6,003	0.32	0.32
Third quarter	36,783	18,246	5,603	0.30	0.30
Fourth quarter	36,883	18,794	4,849	0.26	0.26

       The Company reported net income of $1.3 million for the fourth quarter and earnings per share of $0.07 compared to the $0.26 per share reported in the fourth quarter of 2007. During the fourth quarter of 2008, the Company increased its loan loss provision expense by approximately $4.7 million when compared to the third quarter of 2008 and $7.0 million over the fourth quarter of 2007. The additional provision expense was primarily attributable to the continued deterioration of the Company's real estate builder and development loan portfolios as well as the overall weakness in economic conditions. In addition, the Company incurred a $1.2 million impairment charge on its mortgage servicing rights in the fourth quarter of 2008 as the decrease in mortgage rates had a significant negative impact on the value of these assets.

NOTE 26 — PARENT ONLY CONDENSED FINANCIAL STATEMENTS

Parent Only Condensed Balance Sheets

December 31	2008	2007

Assets
Cash and cash equivalents	$490	$549
Securities available for sale	981	1,026
Investment in subsidiaries	357,463	314,924
Other assets	6,024	5,265

Total assets	$364,958	$321,764

Liabilities
Subordinated debentures	$49,816	$41,239
Other borrowings	10,500	13,000
Other liabilities	4,693	3,423

Total liabilities	65,009	57,662
Shareholders' equity	299,949	264,102

Total liabilities and shareholders' equity	$364,958	$321,764

Parent Only Condensed Statements of Income

Year Ended December 31	2008	2007	2006

Income
Dividends from subsidiaries	$27,850	$18,120	$37,785
Fees from subsidiaries	12,540	11,490	10,811
Other Income	288	112	959

Total income	40,678	29,722	49,555
Expenses
Interest expense	3,230	4,008	3,150
Salaries and benefits	8,577	7,136	6,601
Professional fees	1,070	1,050	934
Other expenses	9,051	7,423	6,696

Total expenses	21,928	19,617	17,381

Income before income taxes and equity in undistributed income of subsidiaries	18,750	10,105	32,174
Income tax expense (benefit)	(3,305)	(3,166)	(2,441)

Income before equity in undistributed income of subsidiaries	22,055	13,271	34,615
Equity in undistributed income of subsidiaries	(2,903)	8,599	(12,374)

Net income	$19,152	$21,870	$22,241

Parent Only Condensed Statements of Cash Flows

Year Ended December 31	2008	2007	2006

Operating Activities
Net income	$19,152	$21.870	$22,241
Undistributed income of subsidiaries	2,903	(8,599)	12,374
Changes in other assets and liabilities	2,510	2,431	1,961

Net cash provided by operating activities	24,565	15,702	36,576
Investing Activities
Capital contributed to subsidiary	(100)	(2,935)	(6,408)
Cash paid for acquisitions	(9,638)	—	(51,873)
Purchases of equipment	(1,347)	(433)	(1,184)
Proceeds from sales of securities available for sale	—	—	2,112
Purchase of securities available for sale	—	—	(26)

Net cash used by investing activities	(11,085)	(3,368)	(57,379)
Financing Activities
Proceeds from issuance of subordinated debentures	—	—	11,000
Net change in other borrowings	(2,500)	—	13,000
Purchase of treasury shares	(22)	(3,407)	(2,290)
Proceeds from exercise of stock options	116	348	246
Cash dividends and fractional shares	(11,133)	(10,392)	(8,944)

Net cash provided (used) by financing activities	(13,539)	(13,451)	13,012

Net change in cash and cash equivalents	(59)	(1,117)	(7,791)
Cash and cash equivalents, beginning of year	549	1,666	9.457

Cash and cash equivalents, end of year	$490	$549	$1.666

NOTE 27 — SUBSEQUENT EVENT

       On January 16, 2009, the Company entered into an agreement with the United States Department of Treasury (the "Treasury Department") as part of the Treasury Department's Capital Purchase Program. Under this agreement, the Company issued to the Treasury Department 57,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("preferred stock"), having a liquidation amount per share of $1,000, for a total price of $57 million and a warrant to purchase up to 571,906 shares ("warrant shares") of the Company's common stock, at an initial per share exercise price of $14.95, for an aggregate purchase price of $8.55 million.

       The preferred stock pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter. Dividends are payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option and at any time, redeem the preferred stock for the liquidation amount of $1,000 per share, plus any accrued and unpaid dividends. While the preferred stock is outstanding, the Company may only pay dividends on common stock if all accrued and upaid dividends for the preferred stock have been paid. The Company cannot increase its quarterly cash dividend above historical levels without the prior approval of the Treasury Department until the earlier of three years following the date the preferred stock was sold to the Treasury Department and the date that the Treasury Department no longer holds the preferred stock.

       In addition to the preferred shares, the Treasury Department received a warrant to purchase 571,906 shares of the Company's common stock at an initial per share exercise price of $14.95. The warrant provides for the adjustment of the exercise price and the number of shares of the Company's common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Company common stock, and upon certain issuances of the Company common stock at or below a specified price relative to the initial exercise price. The warrant has a term of ten years and is exercisable immediately. If the Company completes one or more Qualified Equity Offerings on or prior to December 31, 2009 that result in the Company receiving aggregate gross proceeds equal to at least $57 million, then the number of warrant shares will be reduced by 50% of the original number. The Treasury Department has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant. Like stock options, the warrant issued through the Capital Purchase Program is potentially dilutive. The average stock price for the Company for 2008 was $16.01 per share and the warrant issued in 2009 has an exercise price of $14.95 per share. This results in additional potentially dilutive shares of approximately 38,000, and does not significantly impact earnings per share.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       In connection with its audits for the three most recent fiscal years ended December 31, 2008, there have been no disagreements with the Company's independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

       We, as management of the Corporation, are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with Untied States generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits and other management testing. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

       Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2008, in relation to criteria for effective internal control over financial reporting as described in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment excluded internal control over financial reporting for 1st Independence Financial Group, Inc. as allowed by the SEC for current year acquisitions. 1st Independence was acquired on August 29, 2008 and represented 10% of assets at December 31, 2008 and 4% of net income for 2008. Based on this assessment, management concluded that as of December 31, 2008, its system of internal controls over financial reporting is effective and meets the criteria of the "Internal Control — Integrated Framework". Crowe Horwath LLP, independent registered public accounting firm, has issued an attestation report dated March 11, 2009 on the Corporation's internal control over financial reporting. This report is incorporated by reference in Item 8 above, under the heading "Report of Independent Registered Public Accounting Firm".

Archie M. Brown, Jr.
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

       3.2       Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the registrant filed January 20, 2009 with the Commission (Commission File No. 0-12422)).

       3.3       Bylaws of MainSource Financial Group, Inc. dated July 17, 2007 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the registrant filed July 25, 2007 with the Commission (Commission File No. 0-12422)).

       3.4       Amendment to Bylaws of MainSource Financial Group, Inc. dated May 19, 2008 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the registrant filed May 23, 2008 with the Commission (Commission File No. 0-12422)).

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

       4.13     Form of Certificate for the MainSource Financial Group, Inc. Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the registrant filed January 20, 2009 with the Commission (Commission File No. 0-12422)).

       4.14     Warrant for the Purchase of Shares of MainSource Financial Group, Inc. Common Stock (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K of the registrant filed January 20, 2009 with the Commission (Commission File No. 0-12422)).

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

       10.4     Letter Agreement between MainSource Financial Group, Inc. and Archie M. Brown, Jr. (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed July 24, 2008 with the Commission (Commission File No. 0-12422)).*

       10.5     Form of Executive Severance Agreement dated January 16, 2001 between Registrant and Daryl R. Tressler (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2006 filed March 14, 2007 with the Commission (Commission File No. 0-12422)).*

       10.6     Form of Change-In-Control Agreement dated February 20, 2007 to be effective January 1, 2006, between Registrant and James M. Anderson (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2006 filed March 14, 2007 with the Commission (Commission File No. 0-12422)).*

       10.7     Form of Change in Control Agreement for Jeffrey C. Smith (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed March 20, 2008 with the Commission (Commission File No. 0-12422)).*

       10.8     Form of Change in Control Agreement between the Registrant and Archie M. Brown, Jr. (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of the registrant filed July 24, 2008 with the Commission (Commission File No. 0-12422)).*

       10.9     Form of Indemnification Agreement for Directors and Certain Officers of Registrant (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed February 24, 2005 with the Commission (Commission File No. 0-12422)).

       10.10   Registrant's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Report on Form 10-K of the registrant for the year ending December 31, 2007, filed March 17, 2008 with the Commission (Commission File No. 0-12422)).*

       10.11   Form of Award Agreement under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the registrant filed July 24, 2008 with the Commission (Commission File No. 0-12422)).*

       10.12   Form of Stock Award Agreement under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (for Executives) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-k of the registrant filed February 27, 2009 with the Commission (Commission File No. 0-12422)).*

       10.13   Confidential Separation and Release Agreement between MainSource Financial Group, Inc. and James L. Saner, Sr., dated February 21, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the registrant for the quarter ending June 30, 2008 filed August 8, 2008 with the Commission (Commission File No. 0-12422)).*

       10.14   Letter Agreement, dated January 16, 2009, between MainSource Financial Group, Inc. and the United States Department of Treasury, which includes the Securities Purchase Agreement-Standard Terms attached thereto (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed January 20, 2009 with the Commission (Commission File No. 0-12422)).

       10.15   Form of Senior Executive Officer Letter Agreement (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the registrant filed January 20, 2009 with the Commission (Commission File No. 0-12422)).*

       10.16   Form of Waiver (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of the registrant filed January 20, 2009 with the Commission (Commission File No. 0-12422)).

       14        Code of Ethical Conduct (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2003 filed March 12, 2004 with the Commission (Commission File No. 0-12422)).

       21        List of subsidiaries of the Registrant.

       23.1     Consent of Crowe Horwath LLP

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

(c)
Schedules

       None required

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2009.

MAINSOURCE FINANCIAL GROUP, INC.
/s/ Archie M. Brown, Jr. President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities with the Company and on the dates indicated.

Signature		Capacity	Date

/s/	William G. Barron

	William G. Barron	Director	March 12, 2009
/s/	Brian J. Crall

	Brian J. Crall	Director	March 12, 2009
/s/	Douglas I. Kunkel

	Douglas I. Kunkel	Director	March 12, 2009
/s/	Philip A. Frantz

	Philip A. Frantz	Director	March 12, 2009
/s/	Rick S. Hartman

	Rick S. Hartman	Director	March 12, 2009
/s/	D.J. Hines

	D.J. Hines	Director	March 12, 2009
/s/	Robert E. Hoptry

	Robert E. Hoptry	Director and Chairman of the Board	March 12, 2009
/s/	James M. Anderson

	James M. Anderson	Senior Vice President and Chief Financial Officer	March 12, 2009
/s/	Archie M. Brown, Jr.

	Archie M. Brown, Jr.	President, Chief Executive Officer and Director	March 12, 2009