Form 10-Q
period 2009-03-31
MAINSOURCE FINANCIAL GROUP
filed 2009-05-11
CIK 720002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐  No    ☒

As of May 8, 2009 there were outstanding 20,136,362 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

Item 1. Financial Statements

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Cash and due from banks	$59,877	$72,141
Money market funds and federal funds sold	11,927	23,347
Cash and cash equivalents	71,804	95,488
Interest bearing time deposits	116	116
Securities available for sale	535,902	513,310
Loans held for sale	13,649	4,947
Loans, net of allowance for loan losses of $43,235 and $34,583	1,928,479	1,961,018
Restricted stock, at cost	28,000	29,833
Premises and equipment, net	48,705	49,155
Goodwill	137,217	137,217
Purchased intangible assets	12,600	13,146
Cash surrender value of life insurance	45,900	45,991
Interest receivable and other assets	50,679	49,614
Total assets	$2,873,051	$2,899,835

Liabilities
Deposits
Noninterest bearing	$235,847	$232,024
Interest bearing	1,833,665	1,777,300
Total deposits	2,069,512	2,009,324
Other borrowings	57,558	84,448
Federal Home Loan Bank (FHLB) advances	311,885	433,167
Subordinated debentures	49,854	49,816
Other liabilities	25,610	23,131
Total liabilities	2,514,419	2,599,886

Shareholders’ equity
Preferred stock, no par value
Authorized shares — 400,000
Issued and outstanding shares — 57,000 and 0, with liquidation preference of $57,000 at 3/31/09	55,825	—
Common stock $.50 stated value, no par value:
Authorized shares — 25,000,000	10,394	10,394
Issued shares — 20,710,764
Outstanding 20,136,362
Treasury stock — 574,402 at cost	(9,367)	(9,367)
Additional paid-in capital	222,934	221,789
Retained earnings	71,648	74,018
Accumulated other comprehensive income	7,198	3,115
Total shareholders’ equity	358,632	299,949
Total liabilities and shareholders’ equity	$2,873,051	$2,899,835

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollar amounts in thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2009	2008

Interest income
Loans, including fees	$29,016	$29,696
Securities	6,188	6,305
Other interest income	19	54
Total interest income	35,223	36,055
Interest expense
Deposits	8,382	12,326
Federal Home Loan Bank advances	2,740	2,832
Subordinated debentures	594	782
Other borrowings	133	440
Total interest expense	11,849	16,380
Net interest income	23,374	19,675
Provision for loan losses	11,400	2,196
Net interest income after provision for loan losses	11,974	17,479
Non-interest income
Insurance commissions	481	512
Mortgage banking	2,622	967
Trust and investment product fees	306	417
Service charges on deposit accounts	3,348	3,241
Net realized gains on securities	38	342
Increase in cash surrender value of life insurance	223	389
Interchange income	984	810
Other income	1,159	1,165
Total non-interest income	9,161	7,843
Non-interest expense
Salaries and employee benefits	11,538	10,672
Net occupancy expenses	1,818	1,503
Equipment expenses	1,684	1,481
Intangibles amortization	546	635
Telecommunications	483	431
Stationery printing and supplies	359	310
FDIC assessment	728	53
Marketing expense	693	309
Other expenses	2,629	2,417
Total non-interest expense	20,478	17,811
Income before income tax	657	7,511
Income tax expense	(521)	1,260
Net income	$1,178	$6,251
Preferred dividends and discount accretion	(628)	—
Net income available to common shareholders	$550	$6,251

Comprehensive income	$5,261	$12,233

Cash dividends declared per share	$0.145	$0.140

Earnings per common share - basic and diluted	$0.03	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollar amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Operating Activities
Net income	$1,178	$6,251
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,400	2,196
Depreciation and amortization	1,283	1,071
Securities amortization, net	(245)	(202)
Stock based compensation expense	29	23
Amortization of purchased intangible assets	546	635
Increase in cash surrender value of life insurance policies	(223)	(389)
Gain on life insurance benefit	(128)	—
Securities gains	(38)	(342)
Gain on loans sold	(1,358)	(519)
Loans originated for sale	(141,410)	(33,881)
Proceeds from loan sales	134,066	29,383
Change in other assets and liabilities	(1,175)	(972)
Net cash provided by operating activities	3,925	3,254

Investing Activities
Purchases of securities available for sale	(100,002)	(64,061)
Proceeds from maturities and payments on securities available for sale	63,984	22,644
Proceeds from sales of securities available for sale	20,062	34,052
Proceeds from life insurance benefit	442	—
Loan originations and payments, net	21,139	10,654
Proceeds from redemption of restricted stock	1,833	—
Purchases of premises and equipment	(833)	(914)
Net cash provided by investing activities	6,625	2,375

Financing Activities
Net change in deposits	60,188	2,327
Net change in short-term borrowings	(26,890)	9,390
Proceeds from FHLB advances	30,000	75,000
Repayment of FHLB advances	(151,282)	(107,295)
Purchase of treasury shares	—	(1)
Issuance of preferred shares, net of issuance costs	55,783	—
Issuance of warrants to purchase common shares	1,116	—
Cash dividend on preferred stock	(229)	—
Cash dividends and fractional share payments	(2,920)	(2,600)
Net cash used by financing activities	(34,234)	(23,179)
Net change in cash and cash equivalents	(23,684)	(17,550)
Cash and cash equivalents, beginning of year	95,488	84,655
Cash and cash equivalents, end of period	$71,804	$67,105

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

NOTE 1 - BASIS OF PRESENTATION (Dollar amounts in thousands except per share data)

The significant accounting policies followed by MainSource Financial Group, Inc. (“Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared according to accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. The interim statements do not include all information and footnotes normally included in the annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature. Some items in prior period financial statements were reclassified to conform to current presentation. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Adoption of New Accounting Standards

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption was prohibited.  The adoption of this standard did not have a material effect on the Company’s results of operations or financial position, and the Company will apply this standard prospectively to any future business combinations.

In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141R-1), which reinstates the requirements under FAS 141 for recognizing and measuring pre-acquisition contingencies in a business combination.  FSP FAS 141R-1 requires that pre-acquisition contingencies are recognized at their acquisition-date fair value if a fair value can be determined during the measurement period.  If the acquisition-date fair value cannot be determined during the measurement period, a contingency shall be recognized if it is probable that an asset existed or liability had been incurred at the acquisition date and the amount can be reasonably estimated.  FSP FAS 141R-1 does not prescribe specific accounting for subsequent measurement and accounting for contingencies.  The adoption of FSP FAS 141(R)-1 on January 1, 2009 had no effect on the Company’s results of operations or financial position, and the Company will apply this standard prospectively to any future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”  (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 became effective for the Company on January 1, 2009.  The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3).  FSP FAS 142-3 amends the factors that an entity should consider in determining the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets, to include the entity’s historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions.  Previously, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or modifications.  Entities without their own historical experience should consider the assumptions market participants would use about renewal or extension.  The amendment may result in the useful life of an entity’s intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying asset using the market participant’s perceived value.  FSP FAS 142-3 also requires disclosure to provide information on an entity’s intent and/or ability to renew or extend the arrangement.  FSP FAS 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years.  The adoption of FSP FAS 142-3 on January 1, 2009 did not have a material effect on the Company’s results of operations or financial position and did not require additional disclosures related to existing intangible assets.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FASB staff position concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This FASB staff position is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This FASB staff position became effective for the Company on January 1, 2009. Upon adoption, all prior-period earnings per share data presented were adjusted retrospectively with no material impact.

Accounting Standards Not Yet Adopted

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FASB staff position amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The staff position also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operation or financial position.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB staff position amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities. If an entity determines that it has an other-than-temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The staff position expands disclosures about other-than-temporary impairment and requires that the annual disclosures in FASB Statement No. 115 and FSP FAS 115-1 and FAS 124-1 be made for interim reporting periods. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operation or financial position.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB staff position provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operation or financial position.

NOTE 2 - STOCK PLANS AND STOCK BASED COMPENSATION

From time to time, options to buy common stock are granted to directors and officers of the Company under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”), which was adopted and approved by the Board of Directors of the Company on January 16, 2007. The plan was effective upon the approval of the plan by the Company’s shareholders, which occurred on April 26, 2007 at the Company’s annual meeting of shareholders. The 2007 Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock bonuses and restricted stock awards. Incentive stock options may be granted only to employees. An aggregate of 650,000 shares of common stock are reserved for issuance under the 2007 Stock Incentive Plan. Shares issuable under the 2007 Stock Incentive Plan will be authorized and unissued shares of common stock or treasury shares. The 2007 Stock Incentive Plan is in addition to, and not in replacement of, the MainSource Financial Group, Inc. 2003 Stock Option Plan (“the 2003 Option Plan”), which was approved by the Company’s Board of Directors on January 21, 2003, and was effective upon approval by the Company’s shareholders on April 23, 2003. The 2003 Option Plan provided for up to 607,754 incentive and nonstatutory stock options. Upon the approval of the 2007 Stock Incentive Plan, no further awards of options may be made under the 2003 Option Plan. Unexercised options which were previously issued under the 2003 Option Plan have not been terminated, but will otherwise continue in accordance with the 2003 Option Plan and the agreements pursuant to which the options were issued. All stock options granted under either the 2003 Option Plan or the 2007 Stock Incentive Plan have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted. The maximum option term is ten years, and options vest immediately for the directors’ grant and over four years for the officers’ grant, except as otherwise determined by the Compensation Committee of the Board of Directors.

All share-based payments to employees, including grants of employee stock options, are recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values in accordance with SFAS 123R.  For options with graded vesting, we value the stock option grants and recognize compensation expense as if each vesting portion of the award was a single award.

The following table summarizes stock option activity:

	Three Months Ended March 31, 2009
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	262,441	$18.02
Granted	161,167	5.85
Exercised	—	—
Forfeited or expired	—	—
Outstanding, quarter end	423,608	$13.39
Options exercisable at quarter end	195,516	$18.31

The following table details stock options outstanding:

(dollars in thousands)	March 31, 2009	December 31, 2008
Stock options vested and currently exercisable:
Number	195,516	195,516
Weighted average exercise price	$18.31	$18.31
Aggregate intrinsic value	—	88
Weighted average remaining life (in years)	5.8	6.1

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $29 in stock compensation expense during the three months ended March 31, 2009 to salaries and employee benefits. There were 161,167 options granted in the first quarter of 2009.   Of the options granted in the first quarter of 2009, 128,167 options provide for vesting at the later of the normal vesting schedule (immediately for directors and over 4 years for employees) or the date that the preferred shares issued to the United States Treasury pursuant to Treasury’s Capital Purchase Program are no longer held by Treasury.  In order to calculate the fair value of the options granted, the following weighted-average assumptions were used as of the grant dates: risk-free interest rate 2.24%, expected option life 6.6 years, expected stock price volatility 40.4%, and dividend yield 10.06%. The resulting weighted average fair value of the options granted in the first quarter of 2009 was $0.81 for each option granted. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company reduced its compensation expense for estimated forfeitures prior to vesting in the second quarter of 2007. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.  The estimated forfeiture rate for the 2009 grants was 10%.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2009 and beyond is estimated as follows:

Year	(in thousands)
April 2009 - December 2009	$107
2010	114
2011	61
2012	40
2013	7

NOTE 3 - SECURITIES

The fair value of securities available for sale and related gross unrealized gains/losses recognized in accumulated other comprehensive income (loss) was as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
As of March 31, 2009
Available for Sale
U.S. Government-sponsored entities	$25,631	$62	$—
State and municipal	157,407	3,361	(1,220)
Mortgage-backed	343,532	11,065	(2)
Equity and other	9,332	1	(2,071)
Total available for sale	$535,902	$14,489	$(3,293)

As of December 31, 2008
Available for Sale
U.S. Government-sponsored entities	$33,046	$148	$—
State and municipal	153,200	1,127	(3,316)
Mortgage-backed	318,500	8,225	(2)
Equity and other	8,564	2	(1,341)
Total available for sale	$513,310	$9,502	$(4,659)

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

100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company has the intent and ability to hold these mortgage-backed securities until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2009. All mortgage-backed securities and agencies were considered investment grade at March 31, 2009.

Unrealized losses on equity securities have not been recognized into income due principally to the overall financial condition of the issuers, the near term prospects for the issuers, and the length of time that fair value has been less than cost.

On at least a quarterly basis, our Company reviews its investment securities portfolio for other than temporary impairment in accordance with SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities in addition to FSP 115,  EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets, FSP 115 The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, and SAB 159 Views on Accounting for Noncurrent Marketable Equity Securities .  Unrealized losses on available for sale securities have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates and the illiquidity in the marketplace for certain investments. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.  The Company also does not have securities in an unrealized loss position that require evaluation for OTTI under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

NOTE 4 - LOANS AND ALLOWANCE

	March 31,	December 31,
	2009	2008

Commercial and industrial loans	$212,907	$226,696
Agricultural production financing	36,455	40,334
Farm real estate	46,183	45,918
Commercial real estate	415,805	411,317
Hotel	125,413	104,647
Residential real estate	851,264	877,145
Construction and development	174,249	173,551
Consumer	109,438	115,993
Total loans	1,971,714	1,995,601
Allowance for loan lossess	(43,235)	(34,583)
Net loans	$1,928,479	$1,961,018

Impaired loans were as follows:

	March 31, 2009	December 31, 2008

Impaired loans with an allowance allocated	$66,642	$32,548
Impaired loans with no allocated allowances	15,026	23,123
Total impaired loans	$81,668	$55,671
Allowance allocated for impaired loans	$17,846	$7,677

	March 31,
	2009	2008
Allowance for loan losses
Balances, January 1	$34,583	$14,331
Provision for losses	11,400	2,196
Recoveries on loans	265	288
Loans charged off	(3,013)	(1,392)
Balances, March 31	$43,235	$15,423

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination, and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans is as follows:

	March 31,	December 31,
	2009	2008
Commercial real estate	$3,979	$4,548
Mortgage loans	3,182	3,905
Construction & development	9,955	10,153
Outstanding balance	$17,116	$18,606
Carrying amount, net of allowance of $2,334 and $67	$8,814	$12,149

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $2,267 during the first quarter of 2009 and decreased the allowance by $73 during the first quarter of 2008.

Accretable yield, or income expected to be collected is as follows:

	2009	2008

Balance January 1	$0	$0

Accretion of income	—	107

Reclassification from nonaccretable difference	—	(107)

Balance March 31	$0	$0

NOTE 5 - DEPOSITS

	March 31,	December 31,
	2009	2008

Non-interest-bearing demand	$235,847	$232,024
Interest-bearing demand	565,924	537,503
Savings	390,574	390,217
Certificates of deposit of $100 or more	282,458	279,586
Other certificates and time deposits	594,709	569,994
Total deposits	$2,069,512	$2,009,324

NOTE 6 - EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

	March 31, 2009			March 31, 2008
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
For the three months ended	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net Income	$1,178	20,136,362	$	$6,251	18,570,123	$
Preferred dividends and accretion	(628)
Net income available to common shareholders	550	20,136,362	0.03	6,251	18,570,123	0.34
Effect of dilutive shares		13,657			2,815
Net income available to common shareholders and assumed conversions	$550	20,150,019	$0.03	$6,251	18,572,938	$0.34

Stock options for 262,441 common shares and stock warrants for 571,906 common shares in 2009 and stock options for 226,350 common shares in 2008 were not considered in computing diluted earnings per share because they were antidilutive.

NOTE 7 — FAIR VALUE

FASB Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) of identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009 Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$535,902	$71	$508,965	$26,866

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$513,310	$131	$507,510	$5,669

The table below presents a reconciliation and income statement classification of gains and losses for all assets  measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009:

Available for sale securities
Beginning balance, Jan. 1, 2009	$5,669
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—
Gains (losses) on sales of securities	—
Included in other comprehensive income	(171)
Purchases, issuances, and settlements	22,480
Transfers in and / or out of Level 3	(1,112)
Ending balance, March 31, 2009	$26,866

Transfers out of level 3 are primarily due to timing of investment purchases close to quarter end and the availability of level 2 data.  Subsequent to the quarter, pricing data is obtained.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009 Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$63,822			$63,822
Servicing rights	3,752		3,752

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$47,995			$47,995
Servicing rights	3,359		3,359

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $81,668, with a valuation allowance of $17,846, resulting in an additional provision for loan losses of $10,169 for the period.  Also included in impaired loans above are loans acquired in the 1st Independence acquisition which had a purchase accounting adjustment of $5,507 that was netted against the gross loan amount.

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

Servicing rights, which are carried at lower of cost or market, were written down to a fair value of $3,752, resulting in a valuation allowance of $876.  $350 was credited to first quarter 2009 earnings.

NOTE 8 — CAPITAL PURCHASE PROGRAM

On January 16, 2009, the Company entered into an agreement with the United States Department of Treasury (the “Treasury Department”) as part of the Treasury Department’s Capital Purchase Program. Under this agreement, the Company issued to the Treasury Department 57,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“preferred stock”), having a liquidation amount per share of $1,000, for a total price of $57 million and a warrant to purchase up to 571,906 shares (“warrant shares”) of the Company’s common stock, at an initial per share exercise price of $14.95, for an aggregate purchase price of $8.55 million.

The preferred stock pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter. Dividends are payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option and at any time, redeem the preferred stock for the liquidation amount of $1,000 per share, plus any accrued and unpaid dividends. While the preferred stock is outstanding, the Company may only pay dividends on common stock if all accrued and upaid dividends for the preferred stock have been paid. The Company cannot increase its quarterly cash dividend above historical levels without the prior approval of the Treasury Department until the earlier of three years following the date the preferred stock was sold to the Treasury Department or the date that the Treasury Department no longer holds the preferred stock.

In addition to the preferred shares, the Treasury Department received a warrant to purchase 571,906 shares of the Company’s common stock at an initial per share exercise price of $14.95. The warrant provides for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Company common stock, and upon certain issuances of the Company common stock at or below a specified price relative to the initial exercise price. The warrant has a term of ten years and is exercisable immediately. If the Company completes one or more Qualified Equity Offerings on or prior to December 31, 2009 that result in the Company receiving aggregate gross proceeds equal to at least $57 million, then the number of warrant shares will be reduced by 50% of the original number. The Treasury Department has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant. Like stock options, the warrant issued through the Capital Purchase Program is potentially dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands except per share data)

Overview

MainSource Financial Group, Inc. (“MainSource” or the “Company”) is a financial holding company whose principal activity is the ownership and management of its three wholly owned subsidiary banks (“Banks”): MainSource Bank headquartered in Greensburg, Indiana, MainSource Bank of Illinois headquartered in Kankakee, Illinois, and MainSource Bank — Ohio headquartered in Troy, Ohio. The banks operate under state charters and are subject to regulation by their respective state regulatory agencies and the Federal Deposit Insurance Corporation. Non-banking subsidiaries include MainSource Insurance, LLC and MainSource Title, LLC. Both of these subsidiaries are subject to regulation by the Indiana Department of Insurance. The Company also owns all of the outstanding stock of MainSource Bank — Hobart, although substantially all of the assets of that bank were transferred to MainSource Bank in May, 2007.

Forward-Looking Statements

Except for historical information contained herein, the discussion in this report includes certain forward-looking statements based upon management expectations. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The Company disclaims any intent or obligation to update such forward looking statements. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Company’s loan and investment portfolios; the Company’s ability to integrate acquisitions, the impact of our continuing acquisition strategy, and other factors, including the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and in other reports we file from time to time with the Securities and Exchange Commission. The Company intends the forward looking statements set forth herein to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.

Results of Operations

Net income for the first quarter of 2009 was $1,178 compared to $6,251 for the first quarter of 2008. The decrease in net income was primarily attributable to an increase in the allowance for loan losses (see Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses below), offset by a significant increase in mortgage banking gains.  Diluted earnings per common share for the first quarter totaled $0.03 in 2009, a decrease from the $0.34 per common share reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 1.34% for the first quarter of 2009 while return on average assets was 0.16% for the same period, compared to 9.35% and 1.00% in the first quarter of 2008.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. First quarter net interest income of $23,374 in 2009 was an increase of 18.8% versus the first quarter of 2008. Average earning assets increased $367 million with approximately $275 million coming from the August 2008 acquisition of 1st Independence Financial Group and $92 million from organic growth.  The increase came primarily from the loan portfolio which grew by an average of $316 million with investment securities increasing $29 million.  Also affecting margin was an increase in average demand deposits, NOW accounts, and money market accounts of $139 million with $89 million the result of the acquisition of 1st Independence.  The average balance of certificates of deposit increased $15 million and FHLB advances increased $98 million.  $165 million of certificates of deposit came from the 1st Independence acquisition.  Net interest margin, on a fully-taxable equivalent basis, was 3.74% for the first quarter of 2009, a slight increase compared to 3.64% for the same period a year ago.  Due to the slight liability-sensitive nature of the Company’s balance sheet, the Company’s cost of funds declined more than its yield on earning assets.  On a linked quarter basis, the Company’s net interest margin decreased eleven basis points due primarily to the increase in the level of non-performing loans during the first quarter of 2009.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and provision for Probable Loan Losses” below.

Non-interest Income

First quarter non-interest income for 2009 was $9,161 compared to $7,843 for the first quarter of 2008. This year over year increase was primarily attributable to a $1,655 increase in mortgage banking income offset by a decrease in net realized gains on sales of securities of $304.  The efforts of the Federal Reserve in holding mortgage rates to historically low levels have generated increased mortgage activity.

Non-interest Expense

The Company’s non-interest expense was $20,478 for the first quarter of 2009 compared to $17,811 for the same period in 2008, an increase of 15.0%. Almost all components of non-interest expense increased during the first quarter of 2009 versus the first quarter of 2008 due to the acquisition of 1st Independence.  The Company’s employee count (on a full-time equivalent basis) increased by 105 from the same period a year ago and 6 additional branches were added from the first quarter of 2008.  In addition, the Company’s FDIC insurance expense increased significantly due to the increase in the premiums charged by the FDIC.  This expense is expected to remain at this level for the foreseeable future.  In addition, the FDIC is proposing one or more special assessments for financial institutions that could impact future premiums.  The Company’s efficiency ratio improved to 61.5% for the first quarter of 2009 compared to 63.8% for the same period a year ago.

Income Taxes

The effective tax rate for the first three months was negative 79.3% for 2009 compared to 16.8% for the same period a year ago.  The decrease in the effective rate is due to the Company’s tax exempt income and credits which remained relatively consistent with prior quarters with a significant drop in GAAP income before taxes.  The Company and its subsidiaries file consolidated income tax returns.

Financial Condition

Total assets at March 31, 2009 were $2,873,051 which was a slight decrease compared to the $2,899,835 of total assets as of December 31, 2008. Average earning assets represented 89.5% of average total assets for the first three months of 2009 and 88.1% for the same period in 2008. Average loans represented 98.7% of average deposits in the first three months of 2009 and 90.9% for the comparable period in 2008. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 69.8% and 67.5% for the three-month periods ended March 31, 2009 and 2008 respectively.

Shareholders’ equity was $358,632 on March 31, 2009 compared to $299,949 on December 31, 2008. The large increase in shareholder’s equity was the result of the Company’s participation in the Capital Purchase Program (see Note 8 to the Consolidated Financial Statements above).   Book value (shareholders’ equity) per common share was $15.04 at March 31, 2009 versus $14.90 at year-end 2008. Accumulated other comprehensive income increased book value per common share by $0.36 at March 31, 2009 and $0.15 at December 31, 2008. Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity. The decrease in interest rates during the first quarter of 2009 was the primary reason for the large increase in accumulated comprehensive income as the Company’s investment portfolio is comprised largely of debt instruments which increased in market value as a result of the change in interest rates.

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

The Company has both internal and external loan review personnel who annually review approximately 40% of all loans. External loan review personnel examine all commercial credit relationships over $1 million.

The ability to absorb loan losses promptly when problems are identified is invaluable to a banking organization. Most often, losses incurred as a result of prompt, aggressive collection actions are much lower than losses incurred after prolonged legal proceedings. Accordingly, the Company observes the practice of quickly initiating stringent collection efforts in the early stages of loan delinquency. The Company has established a separate group solely responsible for the collection of problem loans.

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 43.2% of total loans at March 31, 2009 and 44.0% at December 31, 2008. On March 31, 2009, the Company had $13,649 of residential real estate loans held for sale, which was an increase from the year-end balance of $4,947. The Company generally retains the servicing rights on mortgages sold.

Non-performing loans totaled $84,690, or 4.30% of total loans, as of March 31, 2009, compared to $20,196, or 1.20% of total loans, as of March 31, 2008, and $59,310 or 2.97% of loans at December 31, 2008. The increase in non-performing loans since year-end was primarily attributable to continued deterioration in the residential construction and commercial real estate loan portfolios. 19 credit relationships over $1 million made up two-thirds of the non-performing balance.  The allowance for loan losses was $43,235 as of March 31, 2009 and represented 2.19% of total outstanding loans compared to $34,583 as of December 31, 2008 or 1.73% of total outstanding loans.

The provision for loan losses was $11,400 in the first quarter of 2009 compared to $2,196 for the same period in 2008 and $9,997 in the fourth quarter of 2008. The increase in the provision in 2009 over 2008 was primarily attributable to the increase in the specific allowance allocations on the Company’s residential construction and land development loans and the overall weakness in economic conditions. Net loan losses were $2,748 for the first quarter of 2009 compared to $1,104 for the same period a year ago. Over 50% of the Company’s charge-offs for the first quarter of 2009 was related to four commercial loans.  The remaining losses were related to small dollar loans.  The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and information about specific borrower situations. The allowance for loan losses as of March 31, 2009 was considered adequate by management.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of March 31, 2009, the Company had $535,902 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $11,196 was recorded to adjust the AFS portfolio to current market value at March 31, 2009, compared to an unrealized pre-tax gain of $4,843 at December 31, 2008. Unrealized losses on AFS securities have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreement to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 79.0% and 84.3% of total average earning assets for the three-month periods ending March 31, 2009 and 2008. Total interest-bearing deposits averaged 88.8% and 89.8% of average total deposits for the three-month periods ending March 31, 2009 and 2008, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $311,885 outstanding at March 31, 2009. These advances have interest rates ranging from 0.65% to 6.36%. Approximately $69,000 of these advances were obtained for short-term liquidity needs and had original maturities of six months or less. The remaining advances were originally long-term advances with approximately $19,000 maturing in 2009, $71,000 maturing in 2010, $16,000 maturing in 2011, $21,000 maturing in 2012, and $116,000 maturing in 2013 and beyond.

Capital Resources

Total shareholders’ equity was $358,632 at March 31, 2009, which was an increase of $58,683 compared to the $299,949 of shareholders’ equity at December 31, 2008. The increase in shareholder equity was primarily attributable to the Company’s participation in the Capital Purchase Program.  In January, the Company issued $57 million in preferred stock and warrants to the U.S. Treasury.  The preferred stock pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter. To a lesser extent, net income generated in the quarter less the cash dividend paid as well as an increase in other comprehensive income related to the improvement in fair value of investment securities caused an increase in shareholder equity.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At March 31, 2009, Tier 1 capital to total average assets was 9.2%. Tier 1 capital to risk-adjusted assets was 12.8%. Total capital to risk-adjusted assets was 14.1%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company’s subsidiary banks exceed regulatory definitions of well-capitalized institutions.  The Company’s ratios exceeded the well capitalized levels before the addition of the Capital Purchase Program dollars.  As shown above, the addition of these funds made these ratios even stronger.

The Company declared and paid common dividends of $0.145 per share in the first quarter of 2009 versus $0.140 for the first quarter of 2008.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 68.4% of total earning assets for the three months ended March 31, 2009 and 73.9% for the same period in 2008.

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. In addition, the Company and its affiliates have access to the Federal Home Loan Bank for borrowing purposes as well as access to overnight borrowings from the Federal Reserve.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2009 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The activity in the Company’s Stock Repurchase Program for the first quarter of 2009 was as follows:

				Maximum Number
			Total Number of Shares	(or Approximate Dollar
	Total Number	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	of Shares (or	Paid Per Share	of Publicly Announced Plans	That May Yet Be Purchased
Period	Units) Purchased	(or Unit)	or Programs	Under the Plans or Programs (1)

January 2009	—	—	—	498,537

February 2009	—	—	—	498,537

March 2009	—	—	—	498,537

Total	—		—

(1)

On March 17, 2008, the Board of Directors of the Company authorized a stock purchase program effective April 1, 2008. Under the program, the Company was authorized to repurchase up to 2.5% of its currently outstanding common stock, or approximately 500,000 shares. The program expired on March 31, 2009, and was not renewed. As a participant in the U.S. Treasury’s Capital Purchase Program, the Company is prohibited from repurchasing additional shares of its common stock without prior governmental approval for a period of three years from the date of participation unless the preferred shares issued to Treasury are no longer held by Treasury. See Note 8 to the Consolidated Financial Statements for additional details on the Company’s participation in the Capital Purchase Program.

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

3.3  Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Report on form 8-K of the registrant filed April 29, 2009 with the Commission (Commission File No. 0-12422)).

3.4 Bylaws of MainSource Financial Group, Inc. dated July 17, 2007 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the registrant filed July 25, 2007 with the Commission (Commission File No. 0-12422)).

3.5  Amendment to the Bylaws of MainSource Financial Group, Inc. dated May 19, 2008 (incorporated by reference to Exhibit 3.1 to the Report on form 8-K of the registrant filed May 23, 2008 with the Commission (Commission File No. 0-12422)).

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

May 8, 2009

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

May 8, 2009

/s/ James M. Anderson
James M. Anderson
Senior Vice President and Chief Financial Officer