Form 10-Q
period 2009-06-30
MAINSOURCE FINANCIAL GROUP
filed 2009-08-10
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of August 10, 2009 there were outstanding 20,136,362 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

Item 1.  Financial Statements

	(Unaudited)
	June 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$58,639	$72,141
Money market and federal funds sold	41,669	23,347
Cash and cash equivalents	100,308	95,488
Interest bearing time deposits	100	116
Securities available for sale	581,837	513,310
Loans held for sale	34,612	4,947
Loans, net of allowance for loan losses of $47,546 and $34,583	1,912,310	1,961,018
Restricted stock, at cost	28,000	29,833
Premises and equipment, net	52,627	49,155
Goodwill	97,070	137,217
Purchased intangible assets	12,272	13,146
Cash surrender value of life insurance	46,212	45,991
Interest receivable and other assets	63,313	49,614
Total assets	$2,928,661	$2,899,835

Liabilities
Deposits
Noninterest bearing	$247,370	$232,024
Interest bearing	2,009,950	1,777,300
Total deposits	2,257,320	2,009,324
Short-term borrowings and note payable	45,653	84,448
Federal Home Loan Bank (FHLB) advances	232,156	433,167
Subordinated debentures	49,891	49,816
Other liabilities	27,833	23,131
Total liabilities	2,612,853	2,599,886

Shareholders’ equity
Preferred stock, no par value Authorized shares - 400,000 Issued and outstanding shares — 57,000 and 0, with liquidation preference of $57,000	55,877	—
Common stock $.50 stated value, no par value: Authorized shares - 100,000,000 Issued shares — 20,710,764 Outstanding shares — 20,136,362	10,394	10,394
Treasury stock — 574,402 at cost	(9,367)	(9,367)
Additional paid-in capital	222,963	221,789
Retained earnings	31,808	74,018
Accumulated other comprehensive income	4,133	3,115
Total shareholders’ equity	315,808	299,949
Total liabilities and shareholders’ equity	$2,928,661	$2,899,835

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in thousands except per share data)

	(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest income
Loans, including fees	$29,601	$28,341	$58,617	$58,037
Securities	6,405	6,462	12,593	12,767
Other interest income	98	36	117	90
Total interest income	36,104	34,839	71,327	70,894
Interest expense
Deposits	8,446	10,279	16,828	22,605
Federal Home Loan Bank advances	2,561	2,472	5,301	5,304
Subordinated debentures	556	565	1,150	1,347
Other borrowings	103	279	236	719
Total interest expense	11,666	13,595	23,515	29,975
Net interest income	24,438	21,244	47,812	40,919
Provision for loan losses	10,395	3,471	21,795	5,667
Net interest income after provision for loan losses	14,043	17,773	26,017	35,252
Non-interest income
Insurance commissions	555	562	1,036	1,074
Mortgage banking	2,969	1,215	5,591	2,182
Trust and investment product fees	335	403	641	820
Service charges on deposit accounts	4,054	3,522	7,402	6,763
Net realized gains on securities	171	87	209	429
Increase in cash surrender value of life insurance	203	355	426	744
Interchange income	1,122	927	2,106	1,737
Other income	937	675	2,096	1,840
Total non-interest income	10,346	7,746	19,507	15,589
Non-interest expense
Salaries and employee benefits	11,643	9,984	23,181	20,656
Net occupancy expenses	1,611	1,382	3,429	2,885
Equipment expenses	1,886	1,499	3,570	2,980
Intangibles amortization	549	634	1,095	1,269
Telecommunications	565	457	1,048	888
Stationery printing and supplies	431	319	790	629
FDIC assessment	2,094	54	2,822	107
Marketing expense	677	433	1,370	742
Goodwill impairment	45,076	—	45,076	—
Other expenses	3,329	2,514	5,958	4,931
Total non-interest expense	67,861	17,276	88,339	35,087
Income before income tax	(43,472)	8,243	(42,815)	15,754
Income tax expense	(5,403)	2,069	(5,924)	3,329
Net income/(loss)	$(38,069)	$6,174	$(36,891)	$12,425
Preferred dividends and discount accretion	(764)	—	(1,392)	—
Net income/(loss) available to common shareholders	(38,833)	6,174	(38,283)	12,425

Comprehensive income/(loss)	$(41,134)	$(3,060)	$(35,873)	$9,173

Cash dividends declared per common share	$0.050	$0.145	$0.195	$0.285

Net income/(loss) per common share - basic and diluted	$(1.93)	$0.33	$(1.90)	$0.67

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollar amounts in thousands)

	(Unaudited)
	Six months ended June 30,
	2009	2008
Operating Activities
Net income/(loss)	$(36,891)	$12,425
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	21,795	5,667
Depreciation and amortization	2,566	2,147
Securities amortization, net	(323)	(391)
Stock based compensation expense	58	46
Amortization of purchased intangible assets	1,095	1,269
Increase in cash surrender value of life insurance policies	(426)	(744)
Gain on life insurance benefit	(128)	—
Securities gains	(209)	(429)
Gain on loans sold	(3,255)	(1,060)
Loans originated for sale	(302,057)	(67,586)
Proceeds from loan sales	275,647	69,238
Goodwill impairment	45,076	—
Change in other assets and liabilities	(9,910)	(1,061)
Net cash provided/(used) by operating activities	(6,962)	19,521

Investing Activities
Purchases of securities available for sale	(203,481)	(113,477)
Proceeds from maturities and payments on securities available for sale	83,490	44,181
Proceeds from sales of securities available for sale	53,586	54,498
Proceeds from life insurance benefit	442	—
Loan originations and payments, net	87,905	(9,241)
Purchases of premises and equipment	(1,688)	(3,793)
Proceeds from redemption of restricted stock	1,833	—
Proceeds received for branch acquisition, net	18,429	—
Net change in time deposits	16	100
Net cash provided/(used) by investing activities	40,532	(27,732)

Financing Activities
Net change in deposits	159,026	18,972
Net change in short-term borrowings	(38,795)	(10,570)
Proceeds from FHLB advances	30,000	223,000
Repayment of FHLB advances	(231,011)	(234,217)
Purchase of treasury shares	—	(22)
Issuance of preferred shares, net of issuance costs	55,783	—
Issuance of warrants to purchase common shares	1,116	—
Cash dividends on preferred stock	(942)	—
Cash dividends and fractional share payments	(3,927)	(5,293)
Proceeds from exercise of stock options	—	69
Net cash provided/(used) by financing activities	(28,750)	(8,061)
Net change in cash and cash equivalents	4,820	(16,272)
Cash and cash equivalents, beginning of year	95,488	84,655
Cash and cash equivalents, end of period	$100,308	$68,383

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

NOTE 1 - BASIS OF PRESENTATION

The significant accounting policies followed by MainSource Financial Group, Inc. (“Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared according to accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. The interim statements do not include all information and footnotes normally included in the annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature. Some items in prior period financial statements were reclassified to conform to current presentation. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  These financial statements consider events that occurred through August 10, 2009, the date the financial statements were issued.

Adoption of New Accounting Standards

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) became effective for the Company on January 1, 2009.  See Note 8 to the financial statements for the impact on the Company’s adoption of this standard.

In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141R-1), which reinstates the requirements under FAS 141 for recognizing and measuring pre-acquisition contingencies in a business combination.  FSP FAS 141R-1 requires that pre-acquisition contingencies are recognized at their acquisition-date fair value if a fair value can be determined during the measurement period.  If the acquisition-date fair value cannot be determined during the measurement period, a contingency shall be recognized if it is probable that an asset existed or liability had been incurred at the acquisition date and the amount can be reasonably estimated.  FSP FAS 141R-1 does not prescribe specific accounting for subsequent measurement and accounting for contingencies.  The adoption of FSP FAS 141(R)-1 on January 1, 2009 had no effect on the Company’s results of operations or financial position.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FASB staff position concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This FASB staff position is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This FASB staff position became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s earnings per share data.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB staff position provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. The FSP also requires increased disclosures.  This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The adoption of FAS 157-4 did not have a significant impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP on April 1, 2009 did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FASB staff position amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The staff position also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 7.

In May 2009, the FASB issued FAS No. 165, “Subsequent Events”. FAS No. 165 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. FAS No. 165 also requires disclosure of the date through which subsequent events have been evaluated.  The new standard becomes effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard for the interim reporting period ending June 30, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations. These financial statements consider events that occurred through August 10, 2009, the date the financial statements were issued

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FAS No. 162”.  FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The FASB Accounting Standards Codification TM will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards and all the contents in the Codification will carry the same level of authority.  Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. The adoption of this standard will not have a material effect on the Company’s results of operations or financial position.

Accounting Standards Not Yet Adopted

In June 2009, the FASB issued FAS 166, Accounting for the Transfers of Financial Assets an amendment of FASB Statement No. 140.  FAS 166 is to be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This FAS eliminates the concept of a qualifying special-purpose entity for accounting purposes.  Special-purpose entities may need to be evaluated for consolidation by reporting entities.  The Company does not expect the adoption to have a material effect on the results of operations or financial position.

In June 2009, the FASB issues FAS 167, Amendments to FASB Interpretation No. 46(R).  FAS 167 is to be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest give it a controlling financial interest in a variable interest entity.  The Company does not expect the adoption to have a material effect on the results of operations or financial position.

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

The following table summarizes stock option activity:

	Six Months Ended June 30, 2009
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	262,441	$18.02
Granted	161,167	5.85
Exercised	—	—
Forfeited or expired	—	—
Outstanding, period end	423,608	$13.39
Options exercisable at period end	195,516	$18.31

The following table details stock options outstanding:

	June 30, 2009	December 31, 2008
Stock options vested and currently exercisable:
Number	195,516	195,516
Weighted average exercise price	$18.31	$18.31
Aggregate intrinsic value	—	88
Weighted average remaining life (in years)	5.6	6.1

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $29 and $58 in stock compensation expense during the three and six months ended June 30, 2009 to salaries and employee benefits. There were 161,167 options granted in the first quarter of 2009.   Of the options granted in the first quarter of 2009, 128,167 options provide for vesting at the later of the normal vesting schedule (immediately for directors and over 4 years for employees) or the date that the preferred shares issued to the United States Treasury pursuant to Treasury’s Capital Purchase Program are no longer held by Treasury.  In order to calculate the fair value of the options granted, the following weighted-average assumptions were used as of the grant dates: risk-free interest rate 2.24%, expected option life 6.6 years, expected stock price volatility 40.4%, and dividend yield 10.06%. The resulting weighted average fair value of the options granted in the first quarter of 2009 was $0.81 for each option granted. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company reduced its compensation expense for estimated forfeitures prior to vesting in the second quarter of 2007. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.  The estimated forfeiture rate for the 2009 grants was 10%.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2009 and beyond is estimated as follows:

Year	(in thousands)
July 2009 - December 2009	$77
2010	113
2011	60
2012	40
2013	7

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income (loss) was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of June 30, 2009
Available for Sale
U.S. government agency	$6,965	$29	$(18)	$6,976
State and municipal	177,727	1,929	(2,984)	176,672
Mortgage-backed securities-residential (GSE’s)	249,636	6,316	(491)	255,461
Collateralized mortgage obligations	129,925	3,721	(1)	133,645
Equity securities	4,563	—	(108)	4,455
Other securities	6,587	—	(1,959)	4,628
Total available for sale	$575,403	$11,995	$(5,561)	$581,837

As of December 31, 2008
Available for Sale
U.S. government agency	$32,898	$148	$—	$33,046
State and municipal	155,389	1,127	(3,316)	153,200
Mortgage-backed securities-residential (GSE’s)	197,986	6,056	(1)	204,041
Collateralized mortgage obligations	112,291	2,169	(1)	114,459
Equity securities	2,563	—	(76)	2,487
Other securities	7,340	2	(1,265)	6,077
Total available for sale	$508,467	$9,502	$(4,659)	$513,310

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$2,281	$2,293
One through five years	22,851	23,226
Six through ten years	143,992	145,626
After ten years	406,279	410,692
Total available for sale securities	$575,403	$581,837

Proceeds from sales and calls of securities available for sale were $53,586 and $54,498 for the six months ended June 30, 2009 and 2008, respectively. Gross gains of $209 and $567 and gross losses of $0 and $138 were realized on these sales during 2009 and 2008, respectively.

Proceeds from sales and calls of securities available for sale were $33,524 and $20,446 for the three months ended June 30, 2009 and 2008, respectively. Gross gains of $171 and $190 and gross losses of $0 and $103 were realized on these sales during 2009 and 2008, respectively.

Below is a summary of securities with unrealized losses as of June 30, 2009 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$4,967	$(18)	$—	$—	$4,967	$(18)
State and municipal	88,326	(2,472)	5,669	(512)	93,995	(2,984)
Mortgage-backed securities-residential	39,979	(491)	—	—	39,979	(491)
Collateralized mortgage obligations	3	(1)	—	—	3	(1)
Equity securites	—	—	126	(108)	126	(108)
Other securities	2,137	(1,380)	2,490	(579)	4,627	(1,959)
Total temporarily impaired	$135,412	$(4,362)	$8,285	$(1,199)	$143,697	$(5,561)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of June 30, 2009, the Company’s security portfolio consisted of 675 securities, 248 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s municipal securities.  Unrealized losses on state and municipal securities have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company has the ability to hold these mortgage-backed securities until a recovery of fair value and is unlikely that management will be required to sell the securities before their anticipated recovery, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009. All mortgage-backed securities and agencies were rated investment grade at June 30, 2009.

Unrealized losses on other securities are primarily single issue trust preferred securities and have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and, is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Currently, the issuers have made all contractual payments and given no indication that they will not be able to make them into the future.  The fair value of these debt securities is expected to recover as the securities approach their maturity date.

NOTE 4 - LOANS AND ALLOWANCE

	June 30, 2009	December 31, 2008

Commercial and industrial loans	$202,862	$226,696
Agricultural production financing	41,752	40,334
Farm real estate	47,232	45,918
Commercial real estate	417,259	411,317
Hotel	130,468	104,647
Residential real estate	847,548	877,145
Construction and development	166,389	173,551
Consumer	106,346	115,993
Total loans	1,959,856	1,995,601
Allowance for loan losses	(47,546)	(34,583)
Net loans	$1,912,310	$1,961,018

	June 30,
	2009	2008
Allowance for loan losses
Balances, January 1	$34,583	$14,331
Provision for losses	21,795	5,667
Recoveries on loans	724	617
Loans charged off	(9,556)	(3,004)
Balances, June 30	$47,546	$17,611

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination, and it was probable, at acquisition, that all contractually required payments would not be collected.  The outstanding balance and carrying amount of those loans is as follows:

	June 30, 2009	December 31, 2008
Commercial real estate	$3,672	$4,548
Mortgage	2,972	3,905
Construction & development	7,889	10,153
Outstanding balance	$14,533	$18,606
Carrying amount, net of allowance of $2,373 and $67	$6,917	$12,149

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $2,306 during the first six months of 2009 and decreased the allowance by $399 during the first six months of 2008.

Accretable yield, or income expected to be collected is as follows:

	2009	2008

Balance January 1	$—	$—

Accretion of income	7	207

Reclassification from nonaccretable difference	(7)	(207)

Balance June 30	$—	$—

NOTE 5 - DEPOSITS

	June 30, 2009	December 31, 2008

Noninterest-bearing demand	$247,370	$232,024
Interest-bearing demand	602,206	537,503
Savings	411,379	390,217
Certificates of deposit of $100 or more	326,626	279,586
Other certificates and time deposits	669,739	569,994
Total deposits	$2,257,320	$2,009,324

NOTE 6 - EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

	June 30, 2009			June 30, 2008
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
For the three months ended	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income/(loss)	$(38,069)	20,136,362	$	$6,174	18,571,895	$
Preferred dividends and accretion	(764)
Net income/(loss) available to common shareholders	(38,833)	20,136,362	(1.93)	6,174	18,571,895	0.33
Effect of dilutive shares		—			5,937
Net income/(loss) available to common shareholders and assumed conversions	$(38,833)	20,136,362	$(1.93)	$6,174	18,577,832	$0.33

	June 30, 2009			June 30, 2008
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
For the six months ended	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income/(loss)	(36,891)	20,136,362		12,425	18,571,009
Preferred dividends and accretion	(1,392)
Net income/(loss) available to common shareholders	$(38,283)	20,136,362	$(1.90)	$12,425	18,571,009	$0.67
Effect of dilutive shares		—			4,506
Net income/(loss) available to common shareholders and assumed conversions	$(38,283)	20,136,362	$(1.90)	$12,425	18,575,515	$0.67

Stock options for 423,608 common shares on a quarterly basis and 365,580 common shares on a year-to-date basis and stock warrants for 571,906 common shares for both quarter and year-to-date basis in 2009 and stock options for 226,350 common shares for both quarter and year-to-date basis in 2008 were not considered in computing diluted earnings per share because they were antidilutive.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under SFAS No. 157 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at
		June 30, 2009 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale	$	$	$	$
U.S. government-sponsored entities and agencies	6,976		6,976
States and political subdivisions	176,672		170,418	6,254
Mortgage-backed securities - residential	255,461		255,461
Collateralized mortgage obligations	133,645		133,644	1
Equity securities	4,455	99		4,356
Other securities	4,628		2,608	2,020
Total investment securities available-for-sale	$581,837	$99	$569,107	$12,631

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale	$	$	$	$
U.S. government-sponsored entities and agencies	33,046		33,046
States and political subdivisions	153,200		151,157	2,043
Mortgage-backed securities - residential	204,041		204,041
Collateralized mortgage obligations	114,459		114,459
Equity securities	2,487	131		2,356
Other securities	6,077		4,807	1,270
Total investment securities available-for-sale	$513,310	$131	$507,510	$5,669

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2009:

Three months ended June 30, 2009

Available for sale securities
Beginning balance, April 1, 2009	$26,866
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—
Gains (losses) on sales of securities	—
Included in other comprehensive income	371
Purchases, issuances, and settlements	5,322
Transfers in and / or out of Level 3	(19,928)
Ending balance, June 30, 2009	$12,631

Six months ended June 30, 2009

Available for sale securities
Beginning balance, Jan. 1, 2009	$5,669
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—
Gains (losses) on sales of securities	—
Included in other comprehensive income	200
Purchases, issuances, and settlements	7,324
Transfers in and / or out of Level 3	(562)
Ending balance, June 30, 2009	$12,631

Transfers out of level 3 are primarily due to timing of investment purchases close to quarter end and the availability of level 2 data. Subsequent to the quarter, pricing data is obtained.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2009 Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$57,227			$57,227
Servicing rights	4,311		4,311
Goodwill	97,070			97,070

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$47,995			$47,995
Servicing rights	3,359		3,359

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $76,301, with a valuation allowance of $19,074, resulting in an additional provision for loan losses of $1,228 for the three month period and $11,397 for the six month period.  Also included in impaired loans above are loans acquired in the 1st Independence acquisition which had a purchase accounting adjustment of $4,855 that was netted against the gross loan amount.

Values for collateral dependent loans are based on appraisals obtained from licensed real estate appraisals. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value in the cost to replace the current property. The market comparison approach evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investor’s required return.

Servicing rights, which are carried at lower of cost or market, were written down to a fair value of $4,311, resulting in a valuation allowance of $422.  $454 was credited to the second quarter of 2009 earnings and $804 was credited to the first six months of 2009.

Goodwill, which is evaluated for impairment on an annual basis, was written down to a fair value of $97,070.  $45,076 of impairment was taken in the second quarter of 2009. See Note 9 for further detail regarding the write down.

In accordance with FSP FAS 107-1, the carrying amounts and estimated fair values of financial instruments, at June 30, 2009 are as follows:

June 30, 2009	Carrying amount	Fair Value
Financial assets
Cash and cash equivalents	$100,308	$100,308
Interest bearing time deposits	100	100
Securities available-for-sale	581,837	581,837
Federal Home Loan Bank stock	28,000	N/A
Loans, net	1,946,922	1,869,506
Accrued interest receivable	11,964	11,964

Financial liabilities
Deposits	2,257,320	2,270,354
Other borrowings	45,653	45,653
Subordinated debentures	49,891	30,000
FHLB advances	232,156	245,451
Accrued interest payable	6,302	6,302

The methods and assumptions used to estimate fair value are described as follows:

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

NOTE 8 — ACQUISITION

On May 2, 2009, the Company completed an acquisition of three branches from American Founders Bank (AFB).  Two branches are located in Frankfort, Kentucky and the third in Lawrenceburg, Kentucky.  Concurrent with this purchase, the Company also sold one of its branches in Louisville, Kentucky, to AFB. Pursuant to the terms of the purchase agreement, AFB paid the Company approximately $18.4 million. In accordance with SFAS No.141(R), the Company has expensed approximately $78 of direct acquisition costs and recorded goodwill of $4,929 and $222 of intangible assets.  The intangible assets are related to core deposits and are being amortized on an accelerated basis over 10 years.  On the date of acquisition, the Company assumed net deposit liabilities valued at approximately $89 million and acquired a net portfolio of loans valued at approximately $61 million. The Company is currently obtaining third party valuations for the branches acquired and will be adjusting goodwill when the valuation is completed.

As a result of this acquisition, the Company has expanded its geographical presence in the state of Kentucky. The Company believes that the acquisition will allow it to increase its customer base to enhance deposit fee income and market additional products and services to new customers.

NOTE 9 - GOODWILL

Goodwill decreased to $97,070 at June 30, 2009, a net decrease of $40,147 from March 31, 2009. The decline was due to a $45,076 goodwill impairment charge recognized during the second quarter of 2009 and an increase of $4,929 related to the American Founders Bank branch acquisition during the second quarter. This goodwill impairment charge was recorded net of tax.

Under purchase accounting, goodwill may become impaired under certain conditions. Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” requires that goodwill be evaluated for each “reporting unit”. We evaluate goodwill in terms of having two segments, or reporting units—banking and insurance. We typically test goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.

The impact of deteriorating economic conditions has significantly impacted the banking industry during 2008 and the first half of 2009 and has impacted the financial results of the Company. As a result, the Company concluded that goodwill resulting from the Company’s acquisitions over the past several years was impaired.

The Company used an independent, outside firm to help determine if it had any impairment during the quarter and then to determine the amount of that impairment. This analysis consists of a two step test. The first step, used to identify potential impairment, involves determining and comparing the fair value of a company, including a control premium, with its carrying value, or shareholders equity. If the fair value of a company exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to determine the amount of impairment, if any. The second step compares the fair value of the company to the aggregate fair values of its individual assets, liabilities and identified intangibles. The fair value in the step 1 test was determined based on a discounted cash flow methodology using discount rates that reflect our market capitalization plus a control premium determined, in part, by using multiples of comparable bank sale transactions. Determining the fair value involves a significant amount of judgment. The results are dependent on attaining results consistent with the forecasts and assumptions used in the valuation model. Based on the results of this step 1 analysis, the Company concluded that the potential for goodwill impairment existed and therefore a step 2 test was required to determine if there was goodwill impairment and the amount of goodwill that might be impaired.  Based on the results of that analysis, a $45,076 goodwill impairment charge was recorded.

NOTE 10 — CAPITAL PURCHASE PROGRAM

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

MAINSOURCE FINANCIAL GROUP, INC.
FORM 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands except per share data)

Overview

MainSource Financial Group, Inc. (“MainSource or Company”) is a financial holding company whose principal activity is the ownership and management of its three wholly owned subsidiary banks (“Banks”): MainSource Bank headquartered in Greensburg, Indiana, MainSource Bank of Illinois headquartered in Kankakee, Illinois, and MainSource Bank — Ohio headquartered in Troy, Ohio. The Banks operate under state charters and are subject to regulation by their respective state regulatory agencies and the Federal Deposit Insurance Corporation. Non-banking subsidiaries include MainSource Insurance, LLC and MainSource Title, LLC. Both of these subsidiaries are subject to regulation by the Indiana Department of Insurance. The Company also owns all of the outstanding stock of MainSource Bank — Hobart, although substantially all of the assets of that bank were transferred to MainSource Bank in May, 2007.  In the second quarter of 2009, the Company established Insurance Services Marketing, LLC (ISM), an Indiana limited liability company and a wholly-owned subsidiary of the Company.  ISM is an insurance brokerage agency that sells insurance products to customers and non-customers of the Company.

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

Results of Operations

Net loss for the second quarter of 2009 was $(38,069) compared to net income of $6,174 for the second quarter of 2008. The substantial decrease in net income was primarily attributable to a goodwill impairment charge of $45,076, an increase in the Company’s loan loss provision expense of $6,924 from the second quarter of 2008, and a $1,369 special assessment from the FDIC, offset by continued stability of the Company’s net interest margin and mortgage banking income.  Diluted earnings per common share for the second quarter totaled $(1.93) in 2009, a decrease from the $0.33 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was (42.39)% for the second quarter of 2009 while return on average assets was (5.26)% for the same period, compared to 9.06% and .98% in the second quarter of 2008.

For the six months ended June 30, 2009, net loss was $(36,891) compared to net income of $12,425 for the same period a year ago.  The decrease in net income was caused primarily by the items explained above  Earnings per share decreased to $(1.90) in 2009 from $0.67 in 2008. Return on average shareholders’ equity was (20.92)% for the first six months of 2009 while return on average assets was (2.57)% for the same period, compared to 9.20% and .99% in the first six months of 2008.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Second quarter net interest income of $24,438 in 2009 was an increase of 15.0% versus the second quarter of 2008. Average earning assets increased $384 million with approximately $275 million coming from the August 2008 acquisition of 1st Independence Financial Group, $41 million from the acquisition of three American Founders Bank branches in May, 2009 and $68 million from organic growth.  The increase came primarily from the loan portfolio which grew by an average of $309 million with investment securities increasing $31 million.  Also affecting margin was an increase in average demand deposits, NOW accounts, and money market accounts of $164 million with $89 million the result of the acquisition of 1st Independence and $15 million from the American Founders branches.  The average balance of certificates of deposit increased $103 million and FHLB advances increased $22 million.  $49 million of certificates of deposit came from the American Founders acquisition.  Net interest margin, on a fully-taxable equivalent basis, was 3.86% for the second quarter of 2009, a slight decrease compared to 3.92% for the same period a year ago but a twelve basis point increase on a linked quarter basis.  Due to the slight liability-sensitive nature of the Company’s balance sheet, the Company’s cost of funds declined more than its yield on earning assets.

For the first six months of 2009, the Company’s net interest margin was 3.80% compared to 3.78% for the first six months of 2008.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and provision for Probable Loan Losses” below.

Non-interest Income

Second quarter non-interest income for 2009 was $10,346 compared to $7,746 for the second quarter of 2008.  Mortgage banking increased $1,754 in the second quarter of 2009 compared to the same period in 2008 as refinancing activity remained at an increased level during the second quarter of 2009.  Service charges on deposit accounts increased $532 in the second quarter of 2009 compared to the second quarter of 2008.  This increase was primarily due to the acquisitions of 1st Independence and the American Founders branches.

For the six months ended June 30, 2009, non-interest income was $19,507 compared to $15,589 for the same period a year ago. The aforementioned increase in mortgage banking income and an increase in service charges on deposit accounts were the primary contributors to the increase.

Non-interest Expense

The Company’s non-interest expense was $67,861 for the second quarter of 2009 compared to $17,276 for the same period in 2008. The largest amount of the increase was due to a goodwill impairment charge of $45,076.  Almost all components of the other non-interest expense increased during the second quarter of 2009 versus the second quarter of 2008 due to the acquisition of 1st Independence and the American Founders branches.  The Company’s employee count (on a full-time equivalent basis) increased by 128 from the same period a year ago and 7 additional branches were added from the second quarter of 2008.  In addition, the Company’s FDIC insurance expense increased significantly due to the increase in the premiums charged by the FDIC as well as an additional special assessment of $1,369 in the second quarter of 2009.  The Company’s efficiency ratio was 190.6% for the second quarter of 2009 compared to 58.3% for the same period a year ago.  Excluding the effect of the goodwill impairment charge, the Company’s efficiency ratio would have been 64.0%.

For the six months ended June 30, 2009, non-interest expense was $88,339 compared to $35,087 for the same period a year ago. The comments mentioned above explain the same variances on a YTD basis. The Company’s efficiency ratio was 128.2% for the first six months of 2009 compared to 60.8% for the same period a year ago.  Excluding the effect of the goodwill impairment charge, the Company’s efficiency ratio would have been 62.8%.

Income Taxes

The effective tax rate for the first six months was (13.8%) for 2009 compared to 21.1% for the same period a year ago.  The decrease in the effective rate is due to the Company’s tax exempt income and credits which remained relatively consistent with prior quarters combined with a significant drop in GAAP income before taxes.  The Company and its subsidiaries file consolidated income tax returns.

Financial Condition

Total assets at June 30, 2009 were $2,928,661 and were relatively flat compared to $2,899,835 as of December 31, 2008.  An increase in investment securities of $69 million was offset primarily by a decrease in loans of $19 million and intangibles, net, of $41 million.  Average earning assets represented 89.7% of average total assets for the first six months of 2009 and 88.2% for the same period in 2008. Average loans represented 95.4% of average deposits in the first six months of 2009 and 90.0% for the comparable period in 2008. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 69.4% and 67.3% for the six-month periods ended June 30, 2009 and 2008 respectively.

The increase in deposits of $247,996 from December 31, 2008 to June 30, 2009 was due primarily to an increase in all categories of deposits with $89 million of the increase coming from the acquisition of American Founders branches.

Shareholders’ equity was $315,808 on June 30, 2009 compared to $299,949 on December 31, 2008.  The increase in shareholders’ equity was the result of the Company’s participation in the Capital Purchase Program (see Note 10 to the Consolidated Financial Statements above), offset by the net loss of $36,891 for the first six months of 2009.   Book value (shareholders’ equity) per common share was $12.91 at June 30, 2009 versus $14.90 at year-end 2008. Accumulated other comprehensive income/loss increased book value per share by $0.21 at June 30, 2009 and increased book value per share by $0.15 at December 31, 2008.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.  The decrease in interest rates during the first half of 2009 was the primary reason for the  increase in accumulated comprehensive income as the Company’s investment portfolio is comprised largely of debt instruments which increased in market value as a result of the change in interest rates.

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

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 43.2% of total loans at June 30, 2009 and 44.0% at December 31, 2008. The Company anticipates this category of loans to decrease as a large portion of future residential real estate loan originations will be sold to the secondary market.  On June 30, 2009, the Company had $34,612 of residential real estate loans held for sale, which was a significant increase from the year-end balance of $4,947. The Company generally retains the servicing rights on mortgages sold.

Non-performing loans totaled $78,520, or 4.01% of total loans as of June 30, 2009, compared to $26,872, or 1.58% of total loans as of June 30, 2008, and $59,310, or 2.97% of loans at December 31, 2008. The increase in non-performing loans since year-end was primarily attributable to continued deterioration in the residential construction and commercial real estate loan portfolios. The allowance for loan losses was $47,546 as of June 30, 2009 and represented 2.43% of total outstanding loans compared to $34,583 as of December 31, 2008 or 1.73% of total outstanding loans.

The provision for loan losses was $10,395 in the second quarter of 2009 compared to $3,471 for the same period in 2008 and $11,400 for the first quarter of 2009. The increase in provision expense was primarily due to the increase in the level of non-performing loans, an increase in specific allocations related to certain commercial real estate loans which exhibited credit deterioration during the second quarter, and the continued weakening in the real estate markets. Net loan losses were $6,084 for the second quarter of 2009 compared to $1,283 for the same period a year ago. For the six months ended June 30, 2009, net loan losses were $8,832 or 0.89% of average loans outstanding, compared to $2,387 of net loan losses for the six months ended June 30, 2008, which represented 0.28% of average loans outstanding for that period. Over 50% of the Company’s charge-offs for the first half of 2009 was related to seven commercial credits.  The remaining losses were related to small dollar loans. The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and information about specific borrower situations. The allowance for loan losses as of June 30, 2009 was considered adequate by management.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of June 30, 2009, the Company had $581,837 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $6,434 was recorded to adjust the AFS portfolio to current market value at June 30, 2009, compared to an unrealized pre-tax gain of $4,843 at December 31, 2008. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 81.0% and 84.9% of total average earning assets for the six-month periods ending June 30, 2009 and 2008. Total interest-bearing deposits averaged 88.9% and 89.6% of average total deposits for the six-month periods ending June 30, 2009 and 2008, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $232,156 outstanding at June 30, 2009. These advances have interest rates ranging from 0.65% to 6.36%.  All of the current advances were originally long-term advances with approximately $9,000 maturing in 2009, $71,000 maturing in 2010, $16,000 maturing in 2011, $21,000 maturing in 2012, $15,000 maturing in 2013, and $100,000 maturing in 2014 and beyond.

Capital Resources

Total shareholders’ equity was $315,808 at June 30, 2009, which was an increase of $15,859 compared to the $299,949 of shareholders’ equity at December 31, 2008. The increase in shareholder equity was primarily attributable to the Company’s participation in the Capital Purchase Program offset by the net loss recorded for the first six months of 2009 and dividends paid.  In January, the Company issued $57 million in preferred stock and warrants to the U.S. Treasury.  The preferred stock pays cumulative dividends at a rate of 5% per year for the first five years and 9% thereafter.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At June 30, 2009, Tier 1 capital to total average assets was 9.2%. Tier 1 capital to risk-adjusted assets was 12.7%. Total capital to risk-adjusted assets was 13.9%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company’s subsidiary banks exceed regulatory definitions of well-capitalized institutions. The goodwill impairment charge taken in the second quarter does not impact these capital ratios.

The Company declared and paid common dividends of $0.050 per share in the second quarter of 2009 versus $0.145 for the second quarter of 2008.  For the first six months of 2009, the Company declared and paid common dividends of $0.195 per share compared to $0.285 for the first six months of 2008.  To prudently manage capital, the Company elected to reduce its dividend in the second quarter.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 69.9% of total earning assets for the six months ended June 30, 2009 and 74.6% for the same period in 2008.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2009 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on April 29, 2009.  The four matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

1.        Election of Directors

	Votes Cast
Director	For	Withheld

William G. Barron	16,402,443	547,341
Archie M. Brown, Jr.	16,634,788	314,996
Brian J. Crall	16,581,566	368,218
Philip A. Frantz	16,577,271	372,513
Rick S. Hartman	16,546,613	403,171
D.J. Hines	16,440,829	508,955
Robert E. Hoptry	16,511,173	438,611
Douglas I. Kunkel	16,425,658	524,126

	Votes Cast
	For	Against	Abstain	Broker Non-Vote

2. Ratification of Crowe Horwath as the independent registered public accounting firm for the year ending December 31, 2009	15,557,225	282,145	260,412	850,002

3. Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares to 100,000,000	12,418,087	4,399,905	131,792	—

4. Advisory vote regarding the Company’s executive compensation policies and procedures	12,862,142	3,804,595	283,047	—

Item 6.   Exhibits

3.1	Amended and Restated Articles of Incorporation of MainSource Financial Group, Inc.

3.2

Amended and Restated Bylaws of MainSource Financial Group, Inc. dated July 20, 2009 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the registrant filed July 21, 2009 with the Commission (Commission File No. 0-12422)).

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

August 10, 2009

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

August 10, 2009

/s/ James M. Anderson
James M. Anderson
Senior Vice President & Chief Financial Officer