Form 10-Q
period 2009-09-30
MAINSOURCE FINANCIAL GROUP
filed 2009-11-09
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of November 9, 2009 there were outstanding 20,136,362 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

Item 1.  Financial Statements

	(Unaudited)
	September 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$45,556	$72,141
Money market and federal funds sold	14,209	23,347
Cash and cash equivalents	59,765	95,488
Interest bearing time deposits	—	116
Securities available for sale	678,486	513,310
Loans held for sale	9,897	4,947
Loans, net of allowance for loan losses of $54,941 and $34,583	1,888,856	1,961,018
Restricted stock, at cost	27,472	29,833
Premises and equipment, net	50,815	49,155
Goodwill	98,143	137,217
Purchased intangible assets	11,720	13,146
Cash surrender value of life insurance	46,438	45,991
Interest receivable and other assets	62,734	49,614
Total assets	$2,934,326	$2,899,835

Liabilities
Deposits
Noninterest bearing	$245,697	$232,024
Interest bearing	1,990,007	1,777,300
Total deposits	2,235,704	2,009,324
Short-term borrowings and note payable	60,921	84,448
Federal Home Loan Bank (FHLB) advances	231,775	433,167
Subordinated debentures	49,929	49,816
Other liabilities	29,556	23,131
Total liabilities	2,607,885	2,599,886

Shareholders’ equity
Preferred stock, no par value Authorized shares - 400,000 Issued and outstanding shares — 57,000 and 0, with liquidation preference of $57,000	55,928	—
Common stock $.50 stated value, no par value: Authorized shares - 100,000,000 Issued shares — 20,710,764 Outstanding shares — 20,136,362	10,394	10,394
Treasury stock — 574,402 at cost	(9,367)	(9,367)
Additional paid-in capital	222,991	221,789
Retained earnings	31,426	74,018
Accumulated other comprehensive income	15,069	3,115
Total shareholders’ equity	326,441	299,949
Total liabilities and shareholders’ equity	$2,934,326	$2,899,835

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in thousands except per share data)

	(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest income
Loans, including fees	$29,081	$29,530	$87,698	$87,567
Securities	7,183	6,657	19,776	19,424
Other interest income	43	55	160	145
Total interest income	36,307	36,242	107,634	107,136
Interest expense
Deposits	8,270	9,914	25,098	32,519
Federal Home Loan Bank advances	2,518	2,868	7,819	8,172
Subordinated debentures	476	613	1,626	1,960
Other borrowings	110	298	346	1,017
Total interest expense	11,374	13,693	34,889	43,668
Net interest income	24,933	22,549	72,745	63,468
Provision for loan losses	13,515	5,254	35,310	10,921
Net interest income after provision for loan losses	11,418	17,295	37,435	52,547
Non-interest income
Insurance commissions	520	516	1,556	1,590
Mortgage banking	1,706	796	7,297	2,978
Trust and investment product fees	425	418	1,066	1,238
Service charges on deposit accounts	4,542	3,875	11,944	10,638
Net realized gains/(losses) on securities	(24)	6	185	435
Increase in cash surrender value of life insurance	226	347	652	1,091
Interchange income	1,380	958	3,486	2,695
Other income	1,021	886	3,117	2,726
Total non-interest income	9,796	7,802	29,303	23,391
Non-interest expense
Salaries and employee benefits	11,895	10,400	35,076	31,056
Net occupancy expenses	1,627	1,470	5,056	4,355
Equipment expenses	1,882	1,586	5,452	4,566
Intangibles amortization	552	634	1,647	1,903
Telecommunications	519	471	1,567	1,359
Stationery printing and supplies	423	389	1,213	1,018
FDIC assessment	724	101	3,546	208
Marketing expense	664	432	2,034	1,174
Goodwill impairment	—	—	45,076	—
Other expenses	3,385	2,621	9,343	7,552
Total non-interest expense	21,671	18,104	110,010	53,191
Income before income tax	(457)	6,993	(43,272)	22,747
Income tax expense/(benefit)	(1,845)	1,610	(7,769)	4,939
Net income/(loss)	$1,388	$5,383	$(35,503)	$17,808
Preferred dividends and discount accretion	(763)	—	(2,155)	—
Net income/(loss) available to common shareholders	625	5,383	(37,658)	17,808

Comprehensive income/(loss)	$12,324	$6,295	$(23,549)	$15,468

Cash dividends declared per common share	$0.050	$0.145	$0.245	$0.430

Net income/(loss) per common share - basic and diluted	$0.03	$0.28	$(1.87)	$0.95

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollar amounts in thousands)

	(Unaudited)
	Nine months ended September 30,
	2009	2008
Operating Activities
Net income/(loss)	$(35,503)	$17,808
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	35,310	10,921
Depreciation and amortization	3,927	3,280
Securities amortization, net	(245)	(542)
Stock based compensation expense	86	72
Amortization of purchased intangible assets	1,647	1,903
Increase in cash surrender value of life insurance policies	(652)	(1,091)
Gain on life insurance benefit	(128)	—
Securities gains	(185)	(435)
Gain on loans sold	(4,479)	(1,471)
Loans originated for sale	(357,587)	(87,058)
Proceeds from loan sales	357,116	88,938
Goodwill impairment	45,076	—
Change in other assets and liabilities	(13,588)	(4,805)
Net cash provided by operating activities	30,795	27,520

Investing Activities
Purchases of securities available for sale	(312,838)	(124,742)
Proceeds from maturities and payments on securities available for sale	110,443	54,456
Proceeds from sales of securities available for sale	56,193	55,623
Proceeds from life insurance benefit	442	—
Loan originations and payments, net	97,844	(23,780)
Purchases of premises and equipment	(2,382)	(4,662)
Proceeds from redemption of restricted stock	2,361	—
Proceeds received for branch acquisition, net	17,566	20,451
Net change in time deposits	116	99
Net cash (used) by investing activities	(30,255)	(22,555)

Financing Activities
Net change in deposits	138,345	(87,770)
Net change in short-term borrowings	(23,527)	11,386
Proceeds from FHLB advances	30,000	426,000
Repayment of FHLB advances	(231,392)	(335,612)
Purchase of treasury shares	—	(22)
Issuance of preferred shares, net of issuance costs	55,784	—
Issuance of warrants to purchase common shares	1,116	—
Cash dividends on preferred stock	(1,655)	—
Cash dividends	(4,934)	(8,213)
Proceeds from exercise of stock options	—	117
Net cash provided/(used) by financing activities	(36,263)	5,886
Net change in cash and cash equivalents	(35,723)	10,851
Cash and cash equivalents, beginning of year	95,488	84,655
Cash and cash equivalents, end of period	$59,765	$95,506

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

NOTE 1 - BASIS OF PRESENTATION

The significant accounting policies followed by MainSource Financial Group, Inc. (“Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared according to accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. The interim statements do not include all information and footnotes normally included in the annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature. Some items in prior period financial statements were reclassified to conform to current presentation. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  These financial statements consider events that occurred through November 9, 2009, the date the financial statements were issued.

Adoption of New Accounting Standards

In December 2007, the FASB issued ASC 805 (formerly Statement No. 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  ASC 805 became effective for the Company on January 1, 2009.  See Note 8 to the financial statements for the impact of the Company’s adoption of this standard.

In April 2009, the FASB amended the guidance in ASC 805 (formerly FSP FAS 141R-1), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  ASC 805 requires that pre-acquisition contingencies are recognized at their acquisition-date fair value if a fair value can be determined during the measurement period.  If the acquisition-date fair value cannot be determined during the measurement period, a contingency shall be recognized if it is probable that an asset existed or liability had been incurred at the acquisition date and the amount can be reasonably estimated.  ASC 805 does not prescribe specific accounting for subsequent measurement and accounting for contingencies.  The adoption of ASC 805 on January 1, 2009 had no effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued ASC 810 (formerly Statement No. 160), Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51.  ASC 810 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. ASC 810 became effective for the Company on January 1, 2009.  The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued ASC 815 (formerly Statement No. 161), Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.  ASC 815 amends and expands the existing disclosure requirements for derivative instruments and hedging activities. ASC 815 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements.  ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In April 2008, the FASB issued ASC 350 (formerly FSP FAS 142-3), Determination of the Useful Life of Intangible Assets (FSP FAS 142-3).  ASC 350 amends the factors that an entity should consider in determining the useful life of a recognized intangible asset under ASC 350, Goodwill and Other Intangible Assets, to include the entity’s historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions.  Previously, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or modifications.  Entities without their own historical experience should consider the assumptions market participants would use about renewal or extension.  The amendment may result in the useful life of an entity’s intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying asset using the market participant’s perceived value.  ASC 350 also requires disclosure to provide information on an entity’s intent and/or ability to renew or extend the arrangement.  This ASC was effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years.  The adoption of ASC 350 on January 1, 2009 did not have a material effect on the Company’s results of operations or financial position and did not require additional disclosures related to existing intangible assets.

In June 2008, the FASB issued ASC 260 (formerly FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. ASC 260 concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This ASC is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. ASC 260 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s earnings per share data.

In April 2009, the FASB issued ASC 820 (formerly FSP No. FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. ASC 820 provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. The ASC also requires increased disclosures.  ASC 820 becomes effective for interim reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The adoption of ASC 820 did not have a significant impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued ASC 320 (formerly FSP FAS No. 115-2), and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities.  This ASC requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  Additionally, ASC 320 expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This ASC is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of ASC 320 on April 1, 2009 did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued ASC 825 (formerly FSP No. FAS 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments.  ASC 825 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The staff position also amends existing guidance to require those disclosures in summarized financial information at interim reporting periods.  ASC 825 becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this ASC at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 7.

In May 2009, the FASB issued ASC 855 (formerly FAS No. 165), Subsequent Events.   ASC 855 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date.  ASC 855 also requires disclosure of the date through which subsequent events have been evaluated.  The new standard becomes effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard for the interim reporting period ending June 30, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations. These financial statements consider events that occurred through November 9, 2009, the date the financial statements were issued.

In June 2009, the FASB issued ASU No. 2009-01 (formerly Statement No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FAS No. 162.  The FASB Accounting Standards Codification ™ will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards and all the contents in the Codification will carry the same level of authority.  Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this ASU did not have a material effect on the Company’s results of operations or financial position.

In August 2009, the FASB issued an update (ASC No. 2009-05, Measuring Liabilities at Fair Value) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The update provides clarification about measuring liabilities at fair value in circumstances where a quoted price in an active market for an identical liability is not available and the valuation techniques that should be used. The update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update became effective for the Company for the reporting period ending September 30, 2009 and did not have a material impact on the Company’s results of operations or financial position.

Accounting Standards Not Yet Adopted

In June 2009, the FASB issued ASC 860 (formerly FAS 166), Accounting for the Transfers of Financial Assets, an amendment of FASB Statement No. 140.  ASC 860 is to be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  ASC 860 eliminates the concept of a qualifying special-purpose entity for accounting purposes.  Special-purpose entities may need to be evaluated for consolidation by reporting entities.  The Company does not expect the adoption of this ASC to have a material effect on the results of operations or financial position.

In June 2009, the FASB issued ASC 810 (formerly FAS 167), Amendments to FASB Interpretation No. 46(R).  ASC 810 is to be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This ASC amends existing guidance to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity.  The Company does not expect the adoption to have a material effect on its results of operations or financial position.

NOTE 2 - STOCK PLANS AND STOCK BASED COMPENSATION

From time to time, options to buy common stock are granted to directors and officers of the Company under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”), which was adopted and approved by the Board of Directors of the Company on January 16, 2007. The plan was effective upon the approval of the plan by the Company’s shareholders, which occurred on April 26, 2007 at the Company’s annual meeting of shareholders. The 2007 Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock bonuses and restricted stock awards. Incentive stock options may be granted only to employees. An aggregate of 650,000 shares of common stock are reserved for issuance under the 2007 Stock Incentive Plan. Shares issuable under the 2007 Stock Incentive Plan will be authorized and unissued shares of common stock or treasury shares. The 2007 Stock Incentive Plan is in addition to, and not in replacement of, the MainSource Financial Group, Inc. 2003 Stock Option Plan (“the 2003 Option Plan”), which was approved by the Company’s Board of Directors on January 21, 2003, and was effective upon approval by the Company’s shareholders on April 23, 2003. The 2003 Option Plan provided for up to 607,754 incentive and nonstatutory stock options. Upon the approval of the 2007 Stock Incentive Plan, no further awards of options may be made under the 2003 Option Plan. Unexercised options which were previously issued under the 2003 Option Plan have not been terminated, but will otherwise continue in accordance with the 2003 Option Plan and the agreements pursuant to which the options were issued. All stock options granted under either the 2003 Option Plan or the 2007 Stock Incentive Plan have an exercise price that is at least equal to the fair market value of the Company’s common stock on the date the options were granted. The maximum option term is ten years, and options vest immediately for the directors’ grant and over four years for the officers’ grant, except as otherwise determined by the Executive Compensation Committee of the Board of Directors.

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

The following table summarizes stock option activity:

	Nine Months Ended September 30, 2009
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	262,441	$18.02
Granted	167,167	5.88
Exercised	—	—
Forfeited or expired	—	—
Outstanding, period end	429,608	$13.30
Options exercisable at period end	195,516	$18.31

The following table details stock options outstanding:

	September 30, 2009	December 31, 2008
Stock options vested and currently exercisable:
Number	195,516	195,516
Weighted average exercise price	$18.31	$18.31
Aggregate intrinsic value	—	88
Weighted average remaining life (in years)	5.3	6.1

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $28 and $86 in stock compensation expense during the three and nine months ended September 30, 2009 to salaries and employee benefits. There were 167,167 options granted in 2009.  Of the options granted in 2009, 128,167 options provide for vesting at the later of the normal vesting schedule (immediately for directors and over 4 years for employees) or the date that the preferred shares issued to the United States Treasury pursuant to Treasury’s Capital Purchase Program are no longer held by Treasury.  In order to calculate the fair value of the options granted, the following weighted-average assumptions were used as of the grant dates: risk-free interest rate 2.27%, expected option life 6.6 years, expected stock price volatility 40.9%, and dividend yield 9.81%. The resulting weighted average fair value of the options granted in 2009 was $0.88 for each option granted. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company reduced its compensation expense for estimated forfeitures prior to vesting in the second quarter of 2007. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.  The estimated forfeiture rate for the 2009 grants was 10%.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2009 and beyond is estimated as follows:

Year	(in thousands)
October 2009 - December 2009	$36
2010	117
2011	64
2012	44
2013	10

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income (loss) was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of September 30, 2009
Available for Sale
U.S. government agency	$4,987	$32	$—	$5,019
State and municipal	203,763	9,378	(274)	212,867
Mortgage-backed securities-residential (GSE’s)	255,717	10,753	—	266,470
Collateralized mortgage obligations	179,545	4,787	(1)	184,331
Equity securities	1,025	—	(82)	943
Other securities	10,062	50	(1,256)	8,856
Total available for sale	$655,099	$25,000	$(1,613)	$678,486

As of December 31, 2008
Available for Sale
U.S. government agency	$32,898	$148	$—	$33,046
State and municipal	155,389	1,127	(3,316)	153,200
Mortgage-backed securities-residential (GSE’s)	197,986	6,056	(1)	204,041
Collateralized mortgage obligations	112,291	2,169	(1)	114,459
Equity securities	1,084	—	(76)	1,008
Other securities	8,819	2	(1,265)	7,556
Total available for sale	$508,467	$9,502	$(4,659)	$513,310

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity or with no maturity are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$1,750	$1,759
One through five years	22,412	23,163
Six through ten years	59,721	62,672
After ten years	131,450	135,669
Mortgage-backed securities-residential (GSE’s)	255.717	266,470
Collateralized mortgage obligations	179.545	184,331
Equity securities	4.504	4,422
Total available for sale securities	$655,099	$678,486

Proceeds from sales and calls of securities available for sale were $56,193 and $55,623 for the nine months ended September 30, 2009 and 2008, respectively. Gross gains of $244 and $573 and gross losses of $59 and $138 were realized on these sales during 2009 and 2008, respectively.

Proceeds from sales and calls of securities available for sale were $2,607 and $1,125 for the three months ended September 30, 2009 and 2008, respectively. Gross gains of $35 and $6 and gross losses of $59 and $0 were realized on these sales during 2009 and 2008, respectively.

Below is a summary of securities with unrealized losses as of September 30, 2009 and December 31, 2008 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
September 30, 2009 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	4,261	(29)	7,567	(245)	11,828	(274)
Collateralized mortgage obligations	3	(1)	—	—	3	(1)
Equity securites	—	—	152	(82)	152	(82)
Other securities	1,652	(851)	2,670	(405)	4,322	(1,256)
Total temporarily impaired	$5,916	$(881)	$10,389	$(732)	$16,305	$(1,613)

	Less than 12 months		12 months or longer		Total
December 31, 2008 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	92,756	(3,205)	1,568	(111)	94,324	(3,316)
Mortgage-backed securities-residential (GSE’s)	58	(1)	—	—	58	(1)
Collateralized mortgage obligations	1,344	(1)	—	—	1,344	(1)
Equity securites	—	—	981	(76)	981	(76)
Other securities	5,326	(1,265)	—	—	5,326	(1,265)
Total temporarily impaired	$99,484	$(4,472)	$2,549	$(187)	$102,033	$(4,659)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities are generally evaluated for OTTI under ASC 320. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC 325-10 (formerly EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets ) .

In determining OTTI under ASC 320, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

As of September 30, 2009, the Company’s security portfolio consisted of 761 securities, 41 of which were in an unrealized loss position.  Unrealized losses on state and municipal securities have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

Unrealized losses on other securities are primarily single issue trust preferred securities and have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and, it is unlikely that management will be required to sell the securities before their anticipated recovery. All but one investment are investment grade.  The Company performs a quarterly review of these securities and based on this review, no evidence of adverse changes in expected cash flows is anticipated.  The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Currently, the issuers have made all contractual payments and given no indication that they will not be able to make them into the future.  The fair value of these debt securities is expected to recover as the securities approach their maturity date.

NOTE 4 - LOANS AND ALLOWANCE

	September 30, 2009	December 31, 2008

Commercial and industrial loans	$196,479	$226,696
Agricultural production financing	45,636	40,334
Farm real estate	47,124	45,918
Commercial real estate	411,661	411,317
Hotel	134,443	104,647
Residential real estate	831,524	877,145
Construction and development	175,055	173,551
Consumer	101,875	115,993
Total loans	1,943,797	1,995,601
Allowance for loan losses	(54,941)	(34,583)
Net loans	$1,888,856	$1,961,018

	September 30,
	2009	2008
Allowance for loan losses
Balances, January 1	$34,583	$14,331
Addition resulting from acquisition	—	5,564
Provision for losses	35,310	10,921
Recoveries on loans	1,389	779
Loans charged off	(16,341)	(5,066)
Balances, September 30	$54,941	$26,529

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination, and it was probable, at acquisition, that all contractually required payments would not be collected.  The outstanding balance and carrying amount of those loans is as follows:

	September 30, 2009	December 31, 2008
Commercial real estate	$4,129	$4,548
Mortgage	2,387	3,905
Construction & development	3,418	10,153
Outstanding balance	$9,934	$18,606
Carrying amount, net of allowance of $1,530 and $67	$6,322	$12,149

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $1,463 during the first nine months of 2009 and decreased the allowance by $479 during the first nine months of 2008.

Accretable yield, or income expected to be collected is as follows:

	2009	2008

Balance January 1	$—	$—

Accretion of income	12	207

Reclassification from nonaccretable difference	(12)	(207)

Balance September 30	$—	$—

Nonperforming loans were as follows:

	September 30,	December 31,
	2009	2008
Non-accrual loans	$86,314	$55,671

Past due loans (90 days or more and still accruing)	$3,130	$3,639

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 5 - DEPOSITS

	September 30, 2009	December 31, 2008

Noninterest-bearing demand	$245,697	$232,024
Interest-bearing demand	627,316	537,503
Savings	399,317	390,217
Certificates of deposit of $100 or more	321,190	279,586
Other certificates and time deposits	642,184	569,994
Total deposits	$2,235,704	$2,009,324

NOTE 6 - EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

	September 30, 2009			September 30, 2008
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
For the three months ended	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income/(loss)	$1,388	20,136,362	$	$5,383	19,119,167	$
Preferred dividends and accretion	(763)
Net income/(loss) available to common shareholders	625	20,136,362	0.03	5,383	19,119,167	0.28
Effect of dilutive shares		12,100			8,546
Net income/(loss) available to common shareholders and assumed conversions	$625	20,148,462	$0.03	$5,383	19,127,713	$0.28

	September 30, 2009			September 30, 2008
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
For the nine months ended	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income/(loss)	(35,503)	20,136,362		17,808	18,755,062
Preferred dividends and accretion	(2,155)
Net income/(loss) available to common shareholders	$(37,658)	20,136,362	$(1.87)	$17,808	18,755,062	$0.95
Effect of dilutive shares		—			6,308
Net income/(loss) available to common shareholders and assumed conversions	$(37,658)	20,136,362	$(1.87)	$17,808	18,761,370	$0.95

Stock options for 305,506 common shares on a quarterly basis and 429,608 common shares on a year-to-date basis and stock warrants for 571,906 common shares for both quarter and year-to-date basis in 2009 and stock options for 156,355 common shares for the third  quarter and 228,760 shares for nine months of 2008 were not considered in computing diluted earnings per share because they were antidilutive.

NOTE 7 — FAIR VALUE

ASC 820 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at
		September 30, 2009 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale	$	$	$	$
U.S. government-sponsored entities and agencies	5,019		5,019
States and political subdivisions	212,867		210,833	2,034
Mortgage-backed securities - residential	266,470		266,470
Collateralized mortgage obligations	184,331		184,330	1
Equity securities	943	125		818
Other securities	8,856		4,627	4,229
Total investment securities available-for-sale	$678,486	$125	$671,279	$7,082

		Fair Value Measurements at December 31, 2008 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale	$	$	$	$
U.S. government-sponsored entities and agencies	33,046		33,046
States and political subdivisions	153,200		151,157	2,043
Mortgage-backed securities - residential	204,041		204,041
Collateralized mortgage obligations	114,459		114,459
Equity securities	1,008	131		877
Other securities	7,556		4,807	2,749
Total investment securities available-for-sale	$513,310	$131	$507,510	$5,669

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2009:

Three months ended September 30, 2009

Available for sale securities
Beginning balance, July 1, 2009	$12,631
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—
Gains (losses) on securities	(59)
Included in other comprehensive income	50
Purchases, issuances, and settlements	1,104
Transfers in and / or out of Level 3	(6,644)
Ending balance, September 30, 2009	$7,082

Nine months ended September 30, 2009

Available for sale securities
Beginning balance, Jan. 1, 2009	$5,669
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—
Gains (losses) on securities	(59)
Included in other comprehensive income	250
Purchases, issuances, and settlements	3,105
Transfers in and / or out of Level 3	(1,883)
Ending balance, September 30, 2009	$7,082

Transfers out of level 3 are primarily due to timing of investment purchases close to quarter end and the availability of level 2 data. Subsequent to the quarter, pricing data is obtained.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2009 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$60,657			$60,657
Servicing rights	4,625		4,625
Goodwill	98,143			98,143

		Fair Value Measurements at December 31, 2008 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$47,995			$47,995
Servicing rights	3,359		3,359

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $86,314, with a valuation allowance of $25,657, resulting in an additional provision for loan losses of $6,583 for the three month period and $17,980 for the nine month period ending September 30, 2009.  Also included in impaired loans above are loans acquired in the 1st Independence Bank acquisition which had a purchase accounting adjustment of $1,694 that was netted against the gross loan amount.

Values for collateral dependent loans are based on appraisals obtained from licensed real estate appraisers. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value in the cost to replace the current property. The market comparison approach evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investor’s required return.

Servicing rights, which are carried at lower of cost or market, were written down to a fair value of $4,625, resulting in a valuation allowance of $372.  $50 was written up in the third quarter of 2009 earnings and $854 was written up in the first nine months of 2009.

Goodwill, which is evaluated for impairment on an annual basis, was written down to a fair value of $98,143.  $45,076 of impairment was taken in the second quarter of 2009. See Note 9 for further detail regarding the write down.

The carrying amounts and estimated fair values of financial instruments at September 30, 2009 and December 31, 2008 are as follows:

September 30, 2009	Carrying amount	Fair Value
Financial assets
Cash and cash equivalents	$59,765	$59,765
Securities available-for-sale	678,486	678,486
Federal Home Loan Bank stock	27,472	N/A
Loans, net including loans held for sale	1,898,753	1,887,364
Accrued interest receivable	12,328	12,328

Financial liabilities
Deposits	2,235,704	2,238,494
Other borrowings	60,921	60,921
Subordinated debentures	49,929	35,881
FHLB advances	231,775	234,066
Accrued interest payable	5,654	5,654

December 31, 2008	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$95,488	$95,488
Interest-bearing time deposits	116	116
Securities available-for-sale	513,310	513,310
Federal Home Loan Bank stock	29,833	N/A
Loans, net including loans held for sale	1,965,965	2,048,006
Accrued interest receivable	12,603	12,603

Financial liabilities
Deposits	2,009,324	2,009,750
Other borrowings	84,448	84,448
Subordinated debentures	49,816	29,019
FHLB advances	433,167	443,486
Accrued interest payable	6,564	6,564

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

NOTE 8 — ACQUISITION

On May 2, 2009, the Company completed an acquisition of three branches from American Founders Bank (AFB).  Two branches are located in Frankfort, Kentucky and the third in Lawrenceburg, Kentucky.  Concurrent with this purchase, the Company also sold one of its branches in Louisville, Kentucky, to AFB. Pursuant to the terms of the purchase agreement, AFB paid the Company approximately $18.4 million. In accordance with ASC 805, the Company has expensed approximately $78 of direct acquisition costs and recorded goodwill of $6,002 and $222 of intangible assets.  The intangible assets are related to core deposits and are being amortized on an accelerated basis over 10 years.  On the date of acquisition, the Company assumed net deposit liabilities valued at approximately $88 million, acquired a net portfolio of loans valued at approximately $61 million and premises and equipment valued at $3 million.

As a result of this acquisition, the Company has expanded its geographical presence in the state of Kentucky. The Company believes that the acquisition will allow it to increase its customer base to enhance deposit fee income and market additional products and services to new customers.

NOTE 9 - GOODWILL

Goodwill increased slightly to $98,143 at September 30, 2009, a net increase of $1,073 from June 30, 2009 due to final purchase accounting adjustments related to the AFB acquisition. The decline from year end was due to a $45,076 goodwill impairment charge recognized during the second quarter of 2009 and an increase of $6,002 related to the American Founders Bank branch acquisition during the second quarter. This goodwill impairment charge was recorded net of tax.

Under purchase accounting, goodwill may become impaired under certain conditions. ASC 350 requires that goodwill be evaluated for each “reporting unit”. The Company evaluates goodwill in terms of its reporting units—banking and insurance. The Company typically tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.

The impact of deteriorating economic conditions has significantly impacted the banking industry during 2008 and the first half of 2009 and has impacted the financial results of the Company. As a result, the Company concluded that goodwill resulting from the Company’s acquisitions over the past several years was impaired.

The Company used an independent, outside firm to help determine if it had any impairment during the second quarter and then to determine the amount of that impairment. This analysis consists of a two step test. The first step, used to identify potential impairment, involves determining and comparing the fair value of a company, including a control premium, with its carrying value, or shareholders equity. If the fair value of a company exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to determine the amount of impairment, if any. The second step compares the fair value of the company to the aggregate fair values of its individual assets, liabilities and identified intangibles. The fair value in the step 1 test was determined based on a discounted cash flow methodology using discount rates that reflect our market capitalization plus a control premium determined, in part, by using multiples of comparable bank sale transactions. Determining the fair value involves a significant amount of judgment. The results are dependent on attaining results consistent with the forecasts and assumptions used in the valuation model. Based on the results of this step 1 analysis, the Company concluded that the potential for goodwill impairment existed and therefore a step 2 test was required to determine if there was goodwill impairment and the amount of goodwill that might be impaired.  Based on the results of that analysis, a $45,076 goodwill impairment charge was recorded in the second quarter of 2009.

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

Results of Operations

Net income for the third quarter of 2009 was $1,388 compared to net income of $5,383 for the third quarter of 2008. The substantial decrease in net income was primarily attributable to an increase in the Company’s loan loss provision expense of $8,261 from the third quarter of 2008 offset by an increase in net interest income and mortgage banking income.  Diluted earnings per common share for the third quarter totaled $0.03 in 2009, a decrease from the $0.28 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 1.72% for the third quarter of 2009 while return on average assets was 0.19% for the same period, compared to 7.92% and .81% in the third quarter of 2008.

For the nine months ended September 30, 2009, net loss was $(35,503) compared to net income of $17,808 for the same period a year ago.  The decrease in net income was caused primarily by a $45,076 goodwill impairment charge taken in the second quarter, an increase in loan loss provision expense of $24,389, and a $1,369 special assessment from the FDIC offset by higher net interest income and mortgage banking income.  Earnings/(loss) per share decreased to $(1.87) in 2009 from $0.95 in 2008. Return on average shareholders’ equity was (13.81)% for the first nine months of 2009 while return on average assets was (1.63)% for the same period, compared to 8.78% and ..93% in the first nine months of 2008.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Third quarter net interest income of $24,933 in 2009 was an increase of 10.6% versus the third quarter of 2008. Average earning assets increased $332 million with approximately $183 million coming from the August 2008 acquisition of 1st Independence Financial Group, $41 million from the acquisition of three American Founders Bank branches in May 2009 and $108 million from organic growth.  The increase came primarily from the loan portfolio which grew by an average of $177 million with investment securities increasing $124 million.  Also affecting margin was an increase in average demand deposits, NOW accounts, and money market accounts of $221 million with $59 million the result of the acquisition of 1st Independence and $15 million from the American Founders branches.  The average balance of certificates of deposit increased $113 million and FHLB advances decreased $66 million.  $48 million of certificates of deposit came from the American Founders acquisition.  Net interest margin, on a fully-taxable equivalent basis, was 3.83% for the third quarter of 2009, a slight decrease compared to 3.92% for the same period a year ago and a three basis point decrease on a linked quarter basis.

For the first nine months of 2009, the Company’s net interest margin was 3.81% compared to 3.82% for the first nine months of 2008.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

Third quarter non-interest income for 2009 was $9,796 compared to $7,802 for the third quarter of 2008.  Mortgage banking increased $910 in the third quarter of 2009 compared to the same period in 2008 as refinancing activity remained at an increased level during the third quarter of 2009.  Service charges on deposit accounts increased $667 in the third quarter of 2009 compared to the third quarter of 2008.  This increase was primarily due to the increase in the number of deposit accounts from the acquisitions of 1st Independence and the American Founders branches.

For the nine months ended September 30, 2009, non-interest income was $29,303 compared to $23,391 for the same period a year ago. The aforementioned increase in mortgage banking income and an increase in service charges on deposit accounts were the primary contributors to the increase.

Non-interest Expense

The Company’s non-interest expense was $21,671 for the third quarter of 2009 compared to $18,104 for the same period in 2008.  The majority of the components of non-interest expense increased during the third quarter of 2009 versus the third quarter of 2008 due to the acquisition of 1st Independence and the American Founders branches.  The Company’s employee count (on a full-time equivalent basis) increased by 128 from the same period a year ago and 7 additional branches were added from the third quarter of 2008.  In addition, the Company’s FDIC insurance premiums have increased significantly year over year due to the increase in the number of bank failures during this difficult economic period as the FDIC works to replenish the deposit insurance fund.  The Company’s efficiency ratio was 60.7% for the third quarter of 2009 compared to 58.3% for the same period a year ago.

For the nine months ended September 30, 2009, non-interest expense was $110,010 compared to $53,191 for the same period a year ago. The largest amount of the increase was due to a goodwill impairment charge of $45,076 recorded in the second quarter.  In addition, the Company’s FDIC insurance expense increased significantly due to the increase in premiums charged by the FDIC as well as an additional special assessment of $1,369 taken in the second quarter.  The Company’s efficiency ratio was 105.3% for the first nine months of 2009 compared to 59.9% for the same period a year ago.  Excluding the effect of the goodwill impairment charge, the Company’s efficiency ratio would have been 62.1%.

Income Taxes

The effective tax rate for the first nine months was (18.0%) for 2009 compared to 21.7% for the same period a year ago.  The decrease in the effective rate is due to the Company’s tax exempt income and credits which remained relatively consistent with prior quarters combined with a significant drop in GAAP income before taxes.  Another cause for the decrease was the reversal in the third quarter of a $600 reserve recorded in accordance with Accounting for Uncertainty in Income Taxes.  The tax reversal related to the Company’s sale of an insurance agency in 2005.  The time for the Internal Revenue Service to appeal the court ruling closed in the third quarter.  No valuation allowance has been established as management believes it will generate sufficient income in future years to realize the net operating loss benefits.

The Company and its subsidiaries file consolidated income tax returns.

Financial Condition

Total assets at September 30, 2009 were $2,934,326 and were relatively flat compared to $2,899,835 as of December 31, 2008.  An increase in investment securities of $165 million was offset primarily by a decrease in loans of $72 million and intangibles, net, of $41 million.  Average earning assets represented 90.2% of average total assets for the first nine months of 2009 and 88.9% for the same period in 2008. Average loans represented 92.5% of average deposits in the first nine months of 2009 and 91.0% for the comparable period in 2008. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 68.6% and 67.7% for the nine-month periods ended September 30, 2009 and 2008 respectively.

The increase in deposits of $226 million from December 31, 2008 to September 30, 2009 was due primarily to an increase in all categories of deposits with $88 million of the increase coming from the acquisition of the three American Founders branches.

Shareholders’ equity was $326 million on September 30, 2009 compared to $300 million on December 31, 2008.  The increase in shareholders’ equity was the result of the Company’s participation in the Capital Purchase Program (see Note 10 to the Consolidated Financial Statements above), offset by the net loss of $36 million for the first nine months of 2009.   Book value (shareholders’ equity) per common share was $13.43 at September 30, 2009 versus $14.90 at year-end 2008. Accumulated other comprehensive income/loss increased book value per share by $0.75 at September 30, 2009 and increased book value per share by $0.15 at December 31, 2008.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.  The decrease in interest rates during the first nine months of 2009 was the primary reason for the  increase in accumulated comprehensive income as the Company’s investment portfolio is comprised largely of debt instruments which increased in market value as a result of the change in interest rates.

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

The Company has both internal and external loan review personnel who annually review approximately 50% of the total dollar amount of outstanding commercial loans. External loan review personnel examine all commercial credit relationships over $1 million.

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

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 42.8% of total loans at September 30, 2009 and 44.0% at December 31, 2008. The Company anticipates this category of loans to decrease as a large portion of future residential real estate loan originations will be sold to the secondary market.  On September 30, 2009, the Company had $9,897 of residential real estate loans held for sale, which was a slight increase from the year-end balance of $4,947. The Company generally retains the servicing rights on mortgages sold.

Non-performing loans totaled $89,444, or 4.60% of total loans as of September 30, 2009, compared to $43,471, or 2.22% of total loans as of September 30, 2008, and $59,310, or 2.97% of loans at December 31, 2008. The increase in non-performing loans since year-end of $30,134 was primarily attributable to two credits totaling $23,292 in the Company’s construction and land development portfolio.  The allowance for loan losses was $54,941 as of September 30, 2009 and represented 2.83% of total outstanding loans compared to $34,583 as of December 31, 2008 or 1.73% of total outstanding loans.

The provision for loan losses was $13,515 in the third quarter of 2009 compared to $5,254 for the same period in 2008 and $10,395 for the second quarter of 2009. The increase in provision expense was primarily due to the increase in the level of non-performing loans, an increase in specific allocations related to certain commercial real estate loans which exhibited credit deterioration during the third quarter, and the continued weakening in the real estate markets. Net loan losses were $6,121 for the third quarter of 2009 compared to $1,900 for the same period a year ago. For the nine months ended September 30, 2009, net loan losses were $14,952 or 1.00% of average loans outstanding, compared to $4,287 of net loan losses for the nine months ended September 30, 2008, which represented 0.33% of average loans outstanding for that period. Approximately 66% of the Company’s charge-offs for the first nine months of 2009 was related to fourteen commercial credits.  The remaining losses were related to small dollar loans. The adequacy of the allowance for loan losses in each subsidiary is reviewed at least quarterly. The determination of the provision amount in any period is based on management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, current economic conditions, the amount of loans presently outstanding, and information about specific borrower situations. The allowance for loan losses as of September 30, 2009 was considered adequate by management.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of September 30, 2009, the Company had $678,486 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $23,387 was recorded to adjust the AFS portfolio to current market value at September 30, 2009, compared to an unrealized pre-tax gain of $4,843 at December 31, 2008. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future and the decline in fair value is largely due to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 82.2% and 83.7% of total average earning assets for the nine-month periods ending September 30, 2009 and 2008. Total interest-bearing deposits averaged 89.1% and 89.5% of average total deposits for the nine-month periods ending September 30, 2009 and 2008, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $231,775 outstanding at September 30, 2009. These advances have interest rates ranging from 0.65% to 6.36%.  All of the current advances were originally long-term advances with approximately $9,000 maturing in 2009, $71,000 maturing in 2010, $16,000 maturing in 2011, $21,000 maturing in 2012, $15,000 maturing in 2013, and $100,000 maturing in 2014 and beyond.

Capital Resources

Total shareholders’ equity was $326,441 at September 30, 2009, which was an increase of $26,492 compared to the $299,949 of shareholders’ equity at December 31, 2008. The increase in shareholder equity was primarily attributable to the Company’s participation in the Capital Purchase Program offset by the net loss recorded for the first nine months of 2009 and dividends paid.  In January, the Company issued $57 million in preferred stock and warrants to the U.S. Treasury.  The preferred stock pays cumulative dividends at a rate of 5% per year for the first five years and 9% thereafter.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At September 30, 2009, Tier 1 capital to total average assets was 8.9%. Tier 1 capital to risk-adjusted assets was 12.9%. Total capital to risk-adjusted assets was 14.1%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company’s subsidiary banks exceed regulatory definitions of well-capitalized institutions. The goodwill impairment charge taken in the second quarter did not impact these capital ratios.

The Company declared and paid common dividends of $0.050 per share in the third quarter of 2009 versus $0.145 for the third quarter of 2008.  For the first nine months of 2009, the Company declared and paid common dividends of $0.245 per share compared to $0.430 for the first nine months of 2008.  To prudently manage capital, the Company elected to reduce its dividend in the second and third quarters of 2009.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 70.6% of total earning assets for the nine months ended September 30, 2009 and 72.3% for the same period in 2008.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2009 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.    Exhibits

3.1

Amended and Restated Articles of Incorporation of MainSource Financial Group, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the registrant filed August 10, 2009 with the Commission (Commission File No. 0-12422)).

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

November 9, 2009

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

November 9, 2009

/s/ James M. Anderson
James M. Anderson
Senior Vice President & Chief Financial Officer