Form 10-Q
period 2010-03-31
MAINSOURCE FINANCIAL GROUP
filed 2010-05-10
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of May 10, 2010 there were outstanding 20,136,362 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

Item 1.  Financial Statements

	(Unaudited)
	March 31,	December 31,
	2010	2009
Assets
Cash and due from banks	$48,004	$57,578
Money market and federal funds sold	31,849	14,111
Cash and cash equivalents	79,853	71,689
Securities available for sale	727,279	714,607
Loans held for sale	2,914	5,128
Loans, net of allowance for loan losses of $43,025 and $46,648	1,781,799	1,838,799
Restricted stock, at cost	21,756	27,359
Premises and equipment, net	49,303	49,499
Goodwill	62,909	62,909
Purchased intangible assets	10,652	11,168
Cash surrender value of life insurance	46,804	46,567
Interest receivable and other assets	77,988	78,805
Total assets	$2,861,257	$2,906,530

Liabilities
Deposits
Noninterest bearing	$256,099	$250,438
Interest bearing	1,963,264	2,020,212
Total deposits	2,219,363	2,270,650
Short-term borrowings and note payable	50,313	47,631
Federal Home Loan Bank (FHLB) advances	218,999	222,265
Subordinated debentures	50,004	49,966
Other liabilities	24,791	21,556
Total liabilities	2,563,470	2,612,068

Shareholders’ equity
Preferred stock, no par value Authorized shares - 400,000 Issued and outstanding shares — 57,000, Liquidation value — $57,000	56,030	55,979
Common stock $.50 stated value: Authorized shares - 100,000,000 Issued shares — 20,710,764 Outstanding shares — 20,136,362	10,394	10,394
Treasury stock — 574,402 at cost	(9,367)	(9,367)
Additional paid-in capital	223,048	223,020
Retained earnings	4,110	1,825
Accumulated other comprehensive income	13,572	12,611
Total shareholders’ equity	297,787	294,462
Total liabilities and shareholders’ equity	$2,861,257	$2,906.530

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollar amounts in thousands except per share data)

	(Unaudited)
	Three months ended March 31,
	2010	2009
Interest income
Loans, including fees	$26,633	$29,016
Securities	7,615	6,188
Other interest income	23	19
Total interest income	34,271	35,223
Interest expense
Deposits	6,232	8,382
Federal Home Loan Bank advances	2,301	2,740
Subordinated debentures	422	594
Other borrowings	85	133
Total interest expense	9,040	11,849
Net interest income	25,231	23,374
Provision for loan losses	9,500	11,400
Net interest income after provision for loan losses	15,731	11,974
Non-interest income
Insurance commissions	518	481
Mortgage banking	1,524	2,622
Trust and investment product fees	565	306
Service charges on deposit accounts	3,869	3,348
Net realized gains on securities	1,053	38
Increase in cash surrender value of life insurance	294	223
Interchange income	1,264	984
Other income	744	1,159
Total non-interest income	9,831	9,161
Non-interest expense
Salaries and employee benefits	12,445	11,538
Net occupancy expenses	1,855	1,818
Equipment expenses	1,898	1,684
Intangibles amortization	516	546
Telecommunications	464	483
Stationery printing and supplies	333	359
FDIC assessment	1,263	728
Marketing expense	593	693
Other expenses	3,118	2,629
Total non-interest expense	22,485	20,478
Income before income tax	3,077	657
Income tax expense/(benefit)	(172)	(521)
Net income	$3,249	$1,178
Preferred dividends and discount accretion	(763)	(628)
Net income available to common shareholders	2,486	550

Comprehensive income	$4,210	$5,261

Cash dividends declared per common share	$0.010	$0.145

Net income per common share - basic and diluted	$0.12	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollar amounts in thousands)

	(Unaudited)
	Three months ended March 31,
	2010	2009
Operating Activities
Net income	$3,249	$1,178
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,500	11,400
Depreciation and amortization	1,370	1,283
Securities amortization, net	180	(245)
Stock based compensation expense	28	29
Amortization of purchased intangible assets	516	546
Increase in cash surrender value of life insurance policies	(294)	(223)
Gain on life insurance benefit	(67)	(128)
Securities gains	(1,053)	(38)
Gain on loans sold	(838)	(1,358)
Loans originated for sale	(39,939)	(141,410)
Proceeds from loan sales	42,991	134,066
Change in other assets and liabilities	4,500	(1,175)
Net cash provided by operating activities	20,143	3,925

Investing Activities
Purchases of securities available for sale	(77,186)	(100,002)
Proceeds from calls, maturities, and payments on securities available for sale	26,840	63,984
Proceeds from sales of securities available for sale	40,028	20,062
Proceeds from life insurance benefit	124	442
Loan originations and payments, net	46,570	21,139
Purchases of premises and equipment	(1,174)	(833)
Proceeds from redemption of restricted stock	5,603	1,833
Net cash provided by investing activities	40,805	6,625

Financing Activities
Net change in deposits	(51,287)	60,188
Net change in short-term borrowings	2,682	(26,890)
Proceeds from FHLB advances	—	30,000
Repayment of FHLB advances	(3,266)	(151,282)
Issuance of preferred shares, net of issuance costs	—	55,783
Issuance of warrants to purchase common shares	—	1,116
Cash dividends on preferred stock	(712)	(229)
Cash dividends	(201)	(2,920)
Net cash provided/(used) by financing activities	(52,784)	(34,234)
Net change in cash and cash equivalents	8,164	(23,684)
Cash and cash equivalents, beginning of year	71,689	95,488
Cash and cash equivalents, end of period	$79,853	$71,804

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

NOTE 1 - BASIS OF PRESENTATION

The significant accounting policies followed by MainSource Financial Group, Inc. (“Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared according to accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. The interim statements do not include all information and footnotes normally included in the annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature. Some items in prior period financial statements were reclassified to conform to current presentation. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Adoption of New Accounting Standards

In January 2010, the FASB amended guidance for fair value measurements and disclosures to clarify and provide additional disclosure requirements related to recurring and non-recurring fair value measurements. The update requires new disclosures for transfers in and out of Levels 1 and 2, and requires a reconciliation be provided for the activity in Level 3 fair value measurements.  A reporting entity should disclose separately the amounts of significant transfers in and out of Levels 1 and 2 and provide an explanation for the transfers. This guidance is effective for interim periods beginning after December 15, 2009, and did not have a material effect on the Company’s results of operations or financial position.  In the reconciliation for fair value measurements using observable inputs (Level 3) a reporting entity should present separately information about purchases, sales, issuances, and settlements on a gross basis rather than a net basis. Disclosures relating to purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurement will become effective beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

The following table summarizes stock option activity:

	Three Months Ended March 31, 2010
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	429,608	$13.30
Granted	1,500	6.39
Exercised	—	—
Forfeited or expired	—	—
Outstanding, period end	431,108	$13.28
Options exercisable at period end	275,324	$15.93

The following table details stock options outstanding:

	March 31, 2010	December 31, 2009
Stock options vested and currently exercisable:
Number	275,324	275,324
Weighted average exercise price	$15.93	$15.93
Aggregate intrinsic value	—	—
Weighted average remaining life (in years)	5.8	6.1

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $28 and $29 in stock compensation expense during the three months ended March 31, 2010 and 2009 to salaries and employee benefits. There were 1,500 options granted in the first quarter of 2010.  In order to calculate the fair value of the options granted, the following weighted-average assumptions were used as of the grant dates: risk-free interest rate 3.04%, expected option life 7.0 years, expected stock price volatility 57.1%, and dividend yield 0.63%. The resulting weighted average fair value of the options granted in 2010 was $3.59 for each option granted. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2010 and beyond is estimated as follows:

Year	(in thousands)
April 2010 - December 2010	$85
2011	60
2012	40
2013	7
2014	—

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income/(loss) was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of March 31, 2010
Available for Sale
U.S. government agency	$14,387	$79	$—	$14,466
State and municipal	233,615	9,074	(1,066)	241,623
Mortgage-backed securities-residential (GSE’s)	252,212	8,387	(310)	260,289
Collateralized mortgage obligations	198,209	5,731	(70)	203,870
Equity securities	4,463	—	(61)	4,402
Other securities	3,515	—	(886)	2,629
Total available for sale	$706,401	$23,271	$(2,393)	$727,279

As of December 31, 2009
Available for Sale
U.S. government agency	$14,386	$1	$—	$14,387
State and municipal	225,845	8,588	(948)	233,485
Mortgage-backed securities-residential (GSE’s)	234,851	9,043	(186)	243,708
Collateralized mortgage obligations	211,123	4,595	(377)	215,341
Equity securities	4,463	—	(96)	4,367
Other securities	4,542	—	(1,223)	3,319
Total available for sale	$695,210	$22,227	$(2,830)	$714,607

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity or with no maturity are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$1,073	$1,083
One through five years	33,480	34,495
Six through ten years	65,331	68,294
After ten years	151,633	154,846
Mortgage-backed securities-residential (GSE’s)	252,212	260,289
Collateralized mortgage obligations	198,209	203,870
Equity securities	4,463	4,402
Total available for sale securities	$706,401	$727,279

Proceeds from sales and calls of securities available for sale were $41,050 and $47,499 for the three months ended March 31, 2010 and 2009, respectively. Gross gains of $1,092 and $38 and gross losses of $39 and $0 were realized on these sales during 2010 and 2009, respectively.

Below is a summary of securities with unrealized losses as of March 31, 2010 and December 31, 2009 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
March 31, 2010 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	18,561	(803)	6,884	(263)	25,445	(1,066)
Mortgage-backed securities-residential (GSE’s)	64,817	(310)	—	—	64,817	(310)
Collateralized mortgage obligations	18,495	(70)	3	—	18,498	(70)
Equity securites	—	—	896	(61)	896	(61)
Other securities	—	—	2,629	(886)	2,629	(886)
Total temporarily impaired	$101,873	$(1,183)	$10,412	$(1,210)	$112,285	$(2,393)

	Less than 12 months		12 months or longer		Total
December 31, 2009 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	12,937	(675)	7,542	(273)	20,479	(948)
Mortgage-backed securities-residential (GSE’s)	43,904	(186)	—	—	43,904	(186)
Collateralized mortgage obligations	50,124	(376)	3	(1)	50,127	(377)
Equity securites	—	—	888	(96)	888	(96)
Other securities	—	—	3,319	(1,223)	3,319	(1,223)
Total temporarily impaired	$106,965	$(1,237)	$11,752	$(1,593)	$118,717	$(2,830)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities are generally evaluated for OTTI under ASC 320. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC 325-10 .

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

As of March 31, 2010, the Company’s security portfolio consisted of 799 securities, 73 of which were in an unrealized loss position.  Unrealized losses on state and municipal securities have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The Company monitors  the financial condition of these issuers. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

The unrealized losses on other securities are related to three single issue trust preferred securities and have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery.  Two of these investments are currently rated investment grade. The other investment is not rated. The Company performs a quarterly review of these securities and based on this review, no evidence of adverse changes in expected cash flows is anticipated. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Currently, the issuers have made all contractual payments and given no indication that they will not be able to make them into the future. The fair value of these debt securities is expected to recover as the securities approach their maturity date. As of March 31, 2010, the Company owned $2,629 of these securities with an unrealized loss of $886.

NOTE 4 - LOANS AND ALLOWANCE

	March 31, 2010	December 31, 2009

Commercial and industrial loans	$186,026	$195,509
Agricultural production financing	37,810	41,889
Farm real estate	44,421	45,332
Commercial real estate	380,813	407,658
Hotel	149,959	144,012
Residential real estate	796,452	813,602
Construction and development	140,920	142,472
Consumer	88,423	94,973
Total loans	1,824,824	1,885,447
Allowance for loan losses	(43,025)	(46,648)
Net loans	$1,781,799	$1,838,799

	March 31,
	2010	2009
Allowance for loan losses
Balances, January 1	$46,648	$34,583
Provision for losses	9,500	11,400
Recoveries on loans	629	265
Loans charged off	(13,752)	(3,013)
Balances, March 31	$43,025	$43,235

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination, and it was probable, at acquisition, that all contractually required payments would not be collected.  The outstanding balance and carrying amount of those loans is as follows:

	March 31, 2010	December 31, 2009
Commercial real estate	$2,715	$3,718
Mortgage	700	881
Construction & development	561	1,036
Outstanding balance	$3,976	$5,635
Carrying amount, net of allowance of $89 and $1,297	$3,551	$3,520

For those purchased loans disclosed above, the Company decreased the allowance for loan losses by $1,208 during the first three months of 2010 and increased the allowance for loan losses by $2,267 during the first three months of 2009.

Nonperforming loans were as follows:

	March 31,	December 31,
	2010	2009
Non-accrual loans	$89,999	$77,074

Past due loans (90 days or more and still accruing)	$1,055	$3,279

Impaired loans were as follows:

	March 31, 2010	December 31, 2009

Impaired loans with an allowance allocated	$64,433	$67,336
Impaired loans with no allocated allowances	32,561	26,793
Total impaired loans	$96,994	$94,129
Allowance allocated for impaired loans	$10,477	$24,499
Average balance of impaired loans year to date	$94,821	$84,387

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

During the first quarter of 2010, the Company charged down 27 impaired loan relationships by $12,199.   All but approximately $2,500 had an allowance allocated in prior quarters.  Approximately $9,000 of these charge-offs were the result of the Company obtaining updated appraisals on certain non-performing loans where the Company is dependent on the liquidation of real estate to repay the loans.

The Company has allocated $2,619 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2010.  The Company has committed to lend additional amounts totaling $1,557 to customers with outstanding loans that are classified as troubled debt restructurings.

NOTE 5 - DEPOSITS

	March 31, 2010	December 31, 2009

Noninterest-bearing demand	$256,099	$250,438
Interest-bearing demand	707,816	727,728
Savings	427,106	418,269
Certificates of deposit of $100 or more	274,551	290,843
Other certificates and time deposits	553,791	583,372
Total deposits	$2,219,363	$2,270,650

NOTE 6 - EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

	March 31, 2010			March 31, 2009
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
For the three months ended	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$3,249	20,136,362	$	$1,178	20,136,362	$
Preferred dividends and accretion	(763)			(628)
Net income available to common shareholders	2,486	20,136,362	0.12	550	20,136,362	0.03
Effect of dilutive shares		1,503			13,657
Net income available to common shareholders and assumed conversions	$2,486	20,137,865	$0.12	$550	20,150,019	$0.03

Stock options for 312,941 common shares and stock warrants for 571,906 common shares in 2010 and stock options for 262,441 common shares and stock warrants for 571,906 in 2009 were not considered in computing diluted earnings per share because they were antidilutive.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at
		March 31, 2010 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Securities available-for sale
U.S. government agencies	$14,466		$14,466
States and municipals	241,623		240,693	930
Mortgage-backed securities - residential	260,289		260,289
Collateralized mortgage obligations	203,870		203,869	1
Equity securities	4,402	146		4,256
Other securities	2,629		814	1,815
Total securities available-for-sale	$727,279	$146	$720,131	$7,002

		Fair Value Measurements at December 31, 2009 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available-for sale
U.S. government agencies	$14,387		$14,387
States and municipals	233,485		232,556	929
Mortgage-backed securities - residential	243,708		243,708
Collateralized mortgage obligations	215,341		215,340	1
Equity securities	4,367	111		4,256
Other securities	3,319		1,779	1,540
Total securities available-for-sale	$714,607	$111	$707,770	$6,726

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period ended March 31, 2010:

Three months ended March 31, 2010

Available for sale securities
Beginning balance, January 1, 2010	$6,726
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—
Gains (losses) on securities	—
Included in other comprehensive income	276
Purchases, issuances, and settlements	—
Transfers in and / or out of Level 3	—
Ending balance, March 31, 2010	$7,002

Three months ended March 31, 2009

Available for sale securities
Beginning balance, January 1, 2009	$5,669
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—
Gains (losses) on securities	—
Included in other comprehensive income	(171)
Purchases, issuances, and settlements	2,002
Transfers in and / or out of Level 3	(1,112)
Ending balance, March 31, 2009	$6,388

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2010 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs
Assets:
Impaired loans
Construction and development	22,724			22,724
Commercial real estate	13,807			13,807
Hotel	8,580			8,580
Commercial and industrial loans	7,702			7,702
Other	1,144			1,144
Total impaired loans	53,957			53,957
Servicing rights	5,187		5,187

		Fair Value Measurements at December 31, 2009 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$52,133			$52,133
Servicing rights	5,042		5,042
Goodwill	62,909			62,909
Other real estate owned	1,369			1,369

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $64,434, with a valuation allowance of $10,477.  The Company recorded $4,644 of provision expense associated with these loans for the three months ended March 31, 2010.

Servicing rights, which are carried at lower of cost or fair value, were carried at a fair value of $5,187, which is made up of the gross outstanding balance of  $5,703, net of a valuation allowance of $516.  A recovery of $110 was included in the 2010 first quarter earnings and a recovery of $350 was included in 2009 first quarter earnings.

The carrying amounts and estimated fair values of financial instruments at March 31, 2010 and December 31, 2009 are as follows:

March 31, 2010	Carrying amount	Fair Value
Financial assets
Cash and cash equivalents	$79,853	$79,853
Securities available-for-sale	727,279	727,279
Restricted stock	21,756	N/A
Loans, net including loans held for sale	1,784,713	1,668,960
Interest receivable	11,714	11,714

Financial liabilities
Deposits	2,219,363	2,223,085
Other borrowings	50,313	50,313
Subordinated debentures	50,004	26,468
FHLB advances	218,999	230,462
Interest payable	4,469	4,469

December 31, 2009	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$71,689	$71,689
Securities available-for-sale	714,607	714,607
Restricted stock	27,359	N/A
Loans, net including loans held for sale	1,843,927	1,750,265
Interest receivable	7,965	7,965

Financial liabilities
Deposits	2,270,650	2,283,151
Other borrowings	47,631	47,631
Subordinated debentures	49,966	26,485
FHLB advances	222,265	195,946
Interest payable	4,786	4,786

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

NOTE 8 — REGULATORY CAPITAL

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity’s activities that are not part of the calculated ratios. Failure to meet capital requirements can initiate regulatory action. During the first quarter of 2010, the Bank entered into an agreement with its regulators to maintain a Tier 1 leverage ratio of at least 8% and a total risk based capital ratio of at least 11%.

Actual and required capital amounts and ratios are presented below:

			Required for		To Be Well
	Actual		Regulatory Capital		Capitalized
March 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$283,167	15.2%	145,971	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	259,689	14.0	72,986	4.0	N/A	N/A
Tier 1 capital (to average assets)	259,689	9.3	111,116	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	256,075	14.0%	201,717	11.0%	183,379	10.0%
Tier 1 capital (to risk-weighted assets)	232,904	12.7	146,704	8.0	110,028	6.0
Tier 1 capital (to average assets)	232,904	8.4	220,945	8.0	138,090	5.0

			Required for		To Be Well
	Actual		Adequate Capital		Capitalized
December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$280,691	14.8%	151,651	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	256,774	13.5	75,825	4.0	N/A	N/A
Tier 1 capital (to average assets)	256,774	8.8	117,099	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	252,284	13.3%	151,251	8.0%	189,064	10.0%
Tier 1 capital (to risk-weighted assets)	228,367	12.1	75,625	4.0	113,438	6.0
Tier 1 capital (to average assets)	228,367	7.8	116,859	4.0	146,073	5.0

Management believes as of March 31, 2010, the Company and the Bank meet all capital adequacy requirements to which they are subject. The holding company is a source of additional financial strength to the Bank with its $18,000 in cash and its ability to downstream additional capital to the Bank.

MAINSOURCE FINANCIAL GROUP, INC.
FORM 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands except per share data)

Overview

MainSource Financial Group, Inc. (“MainSource or Company”) is a financial holding company whose principal activity is the ownership and management of its subsidiary bank, MainSource Bank (“Bank”) headquartered in Greensburg, Indiana, MainSource Insurance, LLC (“MSI”), MainSource Title, LLC (“MST”), and Insurance Services Marketing, LLC (“ISM”).  The Bank operates under a state charter and is subject to regulation by its state regulatory agencies and the Federal Deposit Insurance Corporation. Both MSI and MST are subject to regulation by the Indiana Department of Insurance.  ISM is an insurance brokerage agency that sells insurance products to customers and non-customers of the Bank.

Forward-Looking Statements

Except for historical information contained herein, the discussion in this report includes certain forward-looking statements based upon management expectations. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The Company disclaims any intent or obligation to update such forward looking statements. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Company’s loan and investment portfolios; the Company’s ability to integrate acquisitions, the impact of our continuing acquisition strategy, and other factors, including the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and in other reports we file from time to time with the Securities and Exchange Commission. The Company intends the forward looking statements set forth herein to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.

Recent Developments

Effective April 22, 2010, the Bank entered into an informal agreement with the FDIC and Indiana Department of Financial Institutions pursuant to which the Bank has agreed to take various actions and comply with certain requirements.  The informal agreement is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act.  The agreement documents an understanding among the Bank, the FDIC and the DFI that, among other things, requires the Bank to maintain its Tier 1 leverage ratio at a minimum of 8% and its total risk based capital ratio at a minimum of 11%.  Additionally the agreement requires the Bank to continue to obtain the approval of the FDIC and DFI prior to paying a cash dividend from the Bank to the Company, a practice in which the Bank was already engaged.  At the time it entered into the agreement and at all times since that date, the Bank exceeded the required minimum capital levels and believes it is in substantial compliance with all other terms of the agreement.

The agreement will remain in effect until modified or terminated by the FDIC and the DFI. We do not expect the actions called for by the agreement to change in any material respect our ongoing efforts to improve the performance of the Bank by reducing non-performing assets and increasing earnings. The Board of Directors and management of the Bank have taken various actions to comply with the agreement, and will continue to take all actions necessary for continued compliance.  Compliance with the terms of the agreement is not expected to have a material effect on the financial condition or results of operations of the Company or the Bank.

Results of Operations

Net income for the first quarter of 2010 was $3,249 compared to net income of $1,178 for the first quarter of 2009. The increase in net income was primarily attributable to a decrease in the Company’s loan loss provision expense of $1,900 from the first quarter of 2009 and an increase in net interest income.  Diluted earnings per common share for the first quarter totaled $0.12 in 2010, an increase from the $0.03 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 4.42% for the first quarter of 2010 while return on average assets was 0.46% for the same period, compared to 1.34% and 0.16% in the first quarter of 2009.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. First quarter net interest income of $25,231 in 2010 was an increase of 7.9% versus the first quarter of 2009. Average earning assets increased $37 million with the majority of the increase the result of the acquisition of three American Founders Bank branches in May 2009.  The composition of earning assets shifted as approximately $175 million of assets were moved to the investment portfolio to offset a $150 million reduction in loans.  Also affecting margin was an increase in average demand deposits, NOW accounts, and savings accounts of $198 million and a $134 million reduction in higher cost FHLB advances.  Net interest margin, on a fully-taxable equivalent basis, was 4.09% for the first quarter of 2010, a significant increase compared to 3.74% for the same period a year ago and a 24 basis point increase on a linked quarter basis.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

First quarter non-interest income for 2010 was $9,831 compared to $9,161 for the first quarter of 2009.  Mortgage banking decreased $1,098 in the first quarter of 2010 compared to the same period in 2009 as refinancing activity decreased from the level experienced in 2009 due to a slight increase in rates.  Service charges on deposit accounts increased $521 in the first quarter of 2010 compared to the first quarter of 2009.  This increase was primarily due to the increase in the number of deposit accounts from the acquisition of the American Founders branches as well as organic growth of checking accounts.  Net realized gains on the sale of securities increased $1,015 in the first quarter of 2010 vs the same period in 2009.  Favorable pricing on certain sectors of the investment portfolio resulted in taking securities gains in the first quarter of 2010.

Non-interest Expense

The Company’s non-interest expense was $22,485 for the first quarter of 2010 compared to $20,478 for the same period in 2009.  The primary increases were in salary and employee benefits, equipment expenses, FDIC assessments, and other expenses.  Increases in personnel costs came as a result of the purchase of the American Founders branches in the second quarter of 2009 and the opening of a loan production office in Columbus in late 2009.  Maintenance contracts on new computer systems rolled out in mid 2009 caused the increase in equipment expenses.  In addition, the Company’s FDIC insurance premiums have increased significantly year over year.  Other expenses increased as a result of costs involved in the work out of problem loans.  The Company’s efficiency ratio was 62.04% for the first quarter of 2010 compared to 61.5% for the same period a year ago.

Income Taxes

The effective tax rate for the first three months was (5.6%) for 2010 compared to (79.3%) for the same period a year ago.  The increase in the effective rate is due to the Company’s tax exempt income and credits which remained relatively consistent with prior quarters combined with an increase in GAAP income before taxes.  The Company and its subsidiaries file consolidated income tax returns.

Financial Condition

Total assets at March 31, 2010 were $2,861,257 and decreased $45,273 from total assets of $2,906,530 as of December 31, 2009.  An increase in securities of $13 million was offset primarily by a decrease in loans of $57 million.  Average earning assets represented 91.1% of average total assets for the first three months of 2010 and 89.5% for the same period in 2009. Average loans represented 83.5% of average deposits in the first three months of 2010 and 98.7% for the comparable period in 2009. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 64.8% and 69.8% for the three-month periods ended March 31, 2010 and 2009 respectively.

The decrease in deposits of $51 million from December 31, 2009 to March 31, 2010 was due primarily to decreases in CD balances and money market accounts.

Shareholders’ equity was $298 million on March 31, 2010 compared to $294 million on December 31, 2009.  Book value (shareholders’ equity) per common share was $12.01 at March 31, 2010 versus $11.84 at year-end 2009. Accumulated other comprehensive income increased book value per share by $0.67 at March 31, 2010 and increased book value per share by $0.63 at December 31, 2009.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.  Interest rates remained relatively steady during the first quarter of 2010 which caused the unrealized gain on securities to approximate the amount at December 31, 2009.

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

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 43.6% of total loans at March 31, 2010 and 43.2% at December 31, 2009. The Company anticipates this category of loans to decrease as a large portion of future residential real estate loan originations will be sold to the secondary market.  On March 31, 2010, the Company had $2,914 of residential real estate loans held for sale, which was a slight decrease from the year-end balance of $5,128. The Company generally retains the servicing rights on mortgages sold.

Loans are placed on “non-accrual” status when, in management’s judgment, the collateral value and/or the borrower’s financial condition does not justify accruing interest. As a general rule, commercial and real estate loans are reclassified to nonaccrual status at or before becoming 90 days past due. Interest previously recorded is reversed and charged against current income. Subsequent interest payments collected on nonaccrual loans are thereafter applied as a reduction of the loan’s principal balance. Non-performing loans totaled $91,054, or 4.99% of total loans as of March 31, 2010, compared to $84,690, or 4.30% of total loans as of March 31, 2009, and $80,353, or 4.26% of loans at December 31, 2009. The increase in non-performing loans since year-end of $10,701 was primarily attributable to three credits totaling $16,038 in the Company’s commercial loan portfolio.  Of the $91,054 of non-performing loans at March 31, 2010, $61,683 had a specific reserve allocated of $10,919.  The allowance for loan losses was $43,025 as of March 31, 2010 and represented 2.36% of total outstanding loans compared to $46,648 as of December 31, 2009 or 2.47% of total outstanding loans.

Over 60% of the non-accrual loan balance was attributable to 16 large credit relationships over $1,000. These loans are primarily land development and real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses.  The provision for loan losses was $9,500 in the first quarter of 2010 compared to $11,400 for the same period in 2009 and $11,000 for the fourth quarter of 2009. The slight decrease in provision expense was primarily due to the relative stabilization in the amount of non-performing and watchlist loans in aggregate.  As previously discussed, non-performing loans increased during the quarter by approximately $10,700.  However, the vast majority of the loans that were transferred to non-accrual status during the quarter was previously identified by the Company as problem credits and did not require significant additional reserve allocations.

Net loan losses were $13,123 for the first quarter of 2010 compared to $2,748 for the same period a year ago.  Approximately 90% of the Company’s charge-offs for the first three months of 2010 was related to 27 commercial credits where the value of the collateral no longer supported the value of the loan due to declines in collateral values since origination.  All but approximately $2,500 of these charge-offs had an allowance allocated in prior quarters.  As a result of a recent regulatory examination, the Company was instructed to charge down loans that are collateral dependent.  During the fourth quarter of 2009 and the first quarter of 2010, the Company obtained updated appraisals and charged down loans that fell within this scope.  At March 31, 2010, the Company had $26,317 of collateral dependent loans where it has incurred charge-downs of $21,367.  Unless new collateral dependent impaired loans arise in future periods, future charge-offs should more approximate the Company’s historical rates.  The charge-offs (or charge-downs) taken in the fourth quarter of 2009 and the first quarter of 2010 will impact future calculations of the allowance for loan losses as the historical loss ratios will increase for the commercial loan homogeneous pools.

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The allowance for loan losses as of March 31, 2010 was considered adequate by management.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of March 31, 2010, the Company had $727,279 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $20,878 was recorded to adjust the AFS portfolio to current market value at March 31, 2010, compared to an unrealized pre-tax gain of $19,397 at December 31, 2009. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future and the decline in fair value is largely due to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 85.2% and 79.0% of total average earning assets for the three-month periods ending March 31, 2010 and 2009. Total interest-bearing deposits averaged 89.2% and 88.8% of average total deposits for the three-month periods ending March 31, 2010 and 2009, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $218,999 outstanding at March 31, 2010. These advances have interest rates ranging from 2.47% to 5.90%.  All of the current advances were originally long-term advances with approximately $67,000 maturing in 2010, $16,000 maturing in 2011, $21,000 maturing in 2012, $15,000 maturing in 2013, $25,000 maturing in 2014, and $75,000 maturing in 2015 and beyond.

Capital Resources

Total shareholders’ equity was $297,787 at March 31, 2010, which was an increase of $3,325 compared to the $294,462 of shareholders’ equity at December 31, 2009. The increase in shareholders’ equity was primarily attributable to the Company’s net income of $3,249 for the first quarter of 2010 offset by the preferred dividend of $763.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At March 31, 2010, Tier 1 capital to total average assets was 9.3%. Tier 1 capital to risk-adjusted assets was 14.2%. Total capital to risk-adjusted assets was 15.5%. All three ratios exceed all required ratios established for bank holding companies. The Company has entered into an agreement with its regulators regarding capital levels at the Bank.  See Footnote 8 for information regarding this agreement.  Risk-adjusted capital levels of the Company’s subsidiary bank exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.010 per share in the first quarter of 2010 versus $0.145 for the first quarter of 2009.  To prudently manage capital, the Company elected to reduce its dividend starting in the second quarter of 2009.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 74.6% of total earning assets for the three months ended March 31, 2010 and 68.4% for the same period in 2009.

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. In addition, the Company’s affiliate has access to the Federal Home Loan Bank for borrowing purposes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2010 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

May 10, 2010

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

May 10, 2010

/s/ James M. Anderson
James M. Anderson
Senior Vice President & Chief Financial Officer