Form 10-Q
period 2010-06-30
MAINSOURCE FINANCIAL GROUP
filed 2010-08-09
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of August 9, 2010 there were outstanding 20,136,362 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

Item 1.  Financial Statements

	(Unaudited)
	June 30,	December 31,
	2010	2009
Assets
Cash and due from banks	$77,382	$57,578
Money market and federal funds sold	44,964	14,111
Cash and cash equivalents	122,346	71,689
Securities available for sale	741,351	714,607
Loans held for sale	5,714	5,128
Loans, net of allowance for loan losses of $41,436 and $46,648	1,713,765	1,838,799
Restricted stock, at cost	21,537	27,359
Premises and equipment, net	49,221	49,499
Goodwill	62,909	62,909
Purchased intangible assets	10,135	11,168
Cash surrender value of life insurance	47,107	46,567
Interest receivable and other assets	77,615	78,805
Total assets	$2,851,700	$2,906,530

Liabilities
Deposits
Noninterest bearing	$270,682	$250,438
Interest bearing	1,973,643	2,020,212
Total deposits	2,244,325	2,270,650
Other borrowings	34,061	47,631
Federal Home Loan Bank (FHLB) advances	190,454	222,265
Subordinated debentures	50,042	49,966
Other liabilities	29,226	21,556
Total liabilities	2,548,108	2,612,068

Shareholders’ equity
Preferred stock, no par value
Authorized shares - 400,000
Issued and outstanding shares — 57,000
Liquidation value $59,000	56,081	55,979
Common stock $.50 stated value per share:
Authorized shares - 100,000,000
Issued shares — 20,710,764
Outstanding shares — 20,136,362	10,394	10,394
Treasury stock — 574,402 at cost	(9,367)	(9,367)
Additional paid-in capital	223,077	223,020
Retained earnings	5,310	1,825
Accumulated other comprehensive income	18,097	12,611
Total shareholders’ equity	303,592	294,462
Total liabilities and shareholders’ equity	$2,851,700	$2,906,530

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in thousands except per share data)

	(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest income
Loans, including fees	$26,576	$29,601	$53,209	$58,617
Securities	7,408	6,405	15,023	12,593
Other interest income	55	98	78	117
Total interest income	34,039	36,104	68,310	71,327
Interest expense
Deposits	6,021	8,446	12,253	16,828
Federal Home Loan Bank advances	2,153	2,561	4,454	5,301
Subordinated debentures	433	556	855	1,150
Other borrowings	68	103	153	236
Total interest expense	8,675	11,666	17,715	23,515
Net interest income	25,364	24,438	50,595	47,812
Provision for loan losses	12,750	10,395	22,250	21,795
Net interest income after provision for loan losses	12,614	14,043	28,345	26,017
Non-interest income
Insurance commissions	599	555	1,117	1,036
Mortgage banking	1,687	2,969	3,211	5,591
Trust and investment product fees	617	335	1,182	641
Service charges on deposit accounts	4,378	4,054	8,247	7,402
Net realized gains on securities	1,925	171	2,978	209
Increase in cash surrender value of life insurance	303	203	597	426
Interchange income	1,410	1,122	2,674	2,106
Other income	441	937	1,185	2,096
Total non-interest income	11,360	10,346	21,191	19,507
Non-interest expense
Salaries and employee benefits	12,431	11,643	24,876	23,181
Net occupancy expenses	1,531	1,611	3,386	3,429
Equipment expenses	1,990	1,886	3,888	3,570
Intangibles amortization	517	549	1,033	1,095
Telecommunications	482	565	946	1,048
Stationery printing and supplies	386	431	719	790
FDIC assessment	1,095	2,094	2,358	2,822
Marketing expense	704	677	1,297	1,370
Goodwill impairment	—	45,076	—	45,076
Other expenses	3,441	3,329	6,559	5,958
Total non-interest expense	22,577	67,861	45,062	88,339
Income/(loss) before income tax	1,397	(43,472)	4,474	(42,815)
Income tax (benefit)	(768)	(5,403)	(940)	(5,924)
Net income/(loss)	$2,165	$(38,069)	$5,414	$(36,891)
Preferred dividends and discount accretion	(764)	(764)	(1,527)	(1,392)
Net income/(loss) available to common shareholders	1,401	(38,833)	3,887	(38,283)

Comprehensive income/(loss)	$6,690	$(41,134)	$10,900	$(35,873)

Cash dividends declared per common share	$0.010	$0.050	$0.020	$0.195

Net income/(loss) per common share - basic and diluted	$0.07	$(1.93)	$0.19	$(1.90)

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollar amounts in thousands)

	(Unaudited)
	Six months ended June 30,
	2010	2009
Operating Activities
Net income/(loss)	$5,414	$(36,891)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	22,250	21,795
Depreciation and amortization	2,700	2,566
Securities amortization, net	458	(323)
Stock based compensation expense	57	58
Amortization of purchased intangible assets	1,033	1,095
Increase in cash surrender value of life insurance policies	(597)	(426)
Gain on life insurance benefit	(67)	(128)
Securities gains	(2,978)	(209)
Gain on loans sold	(1,817)	(3,255)
Loans originated for sale	(97,445)	(302,057)
Proceeds from loan sales	98,676	275,647
Goodwill impairment	—	45,076
Change in other assets and liabilities	10,042	(9,894)
Net cash provided/(used) by operating activities	37,726	(6,946)

Investing Activities
Purchases of securities available for sale	(195,222)	(203,481)
Proceeds from calls, maturities, and payments on securities available for sale	67,874	83,490
Proceeds from sales of securities available for sale	111,563	53,586
Proceeds from life insurance benefit	124	442
Loan originations and payments, net	98,725	87,905
Purchases of premises and equipment	(2,422)	(1,688)
Proceeds from redemption of restricted stock	5,822	1,833
Proceeds received for branch acquisition, net	—	18,429
Net cash provided by investing activities	86,464	40,516

Financing Activities
Net change in deposits	(26,325)	159,026
Net change in short-term borrowings	(13,570)	(38,795)
Proceeds from FHLB advances	—	30,000
Repayment of FHLB advances	(31,811)	(231,011)
Issuance of preferred shares, net of issuance costs	—	55,783
Issuance of warrants to purchase common shares	—	1,116
Cash dividends on preferred stock	(1,425)	(942)
Cash dividends on common stock	(402)	(3,927)
Net cash (used) by financing activities	(73,533)	(28,750)
Net change in cash and cash equivalents	50,657	4,820
Cash and cash equivalents, beginning of year	71,689	95,488
Cash and cash equivalents, end of period	$122,346	$100,308

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except share and per share data)

NOTE 1 - BASIS OF PRESENTATION

The significant accounting policies followed by MainSource Financial Group, Inc. (“Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared according to accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. The interim statements do not include all information and footnotes normally included in the annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature. Some items in prior period financial statements were reclassified to conform to current presentation. Reclassifications did not impact previously reported net income or shareholders’ equity. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminated the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

The following table summarizes stock option activity:

	Six Months Ended June 30, 2010
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	429,608	$13.30
Granted	1,500	6.39
Exercised	—	—
Forfeited or expired	—	—
Outstanding, period end	431,108	$13.28
Options exercisable at period end	275,324	$15.93

The following table details stock options outstanding:

	June 30, 2010	December 31, 2009
Stock options vested and currently exercisable:
Number	275,324	275,324
Weighted average exercise price	$15.93	$15.93
Aggregate intrinsic value	—	—
Weighted average remaining life (in years)	5.5	6.1

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $29 and $57 in stock compensation expense during the three and six months ended June 30, 2010 and $29 and $58 in stock compensation expense during the three and six months ended June 30, 2009 to salaries and employee benefits. There were 1,500 options granted in the first quarter of 2010.  In order to calculate the fair value of the options granted, the following weighted-average assumptions were used as of the grant dates: risk-free interest rate 3.04%, expected option life 7.0 years, expected stock price volatility 57.1%, and dividend yield 0.63%. The resulting weighted average fair value of the options granted in 2010 was $3.59 for each option granted. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2010 and beyond is estimated as follows:

Year	(in thousands)
July 2010 - December 2010	$61
2011	65
2012	45
2013	11
2014	—

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income (loss) was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of June 30, 2010
Available for Sale
U.S. government agency	$9,999	$38	$—	$10,037
State and municipal	240,555	11,672	(267)	251,960
Mortgage-backed securities-residential (GSEs)	296,649	13,156	—	309,805
Collateralized mortgage obligations	158,333	4,332	(91)	162,574
Equity securities	4,464	—	(94)	4,370
Other securities	3,514	—	(909)	2,605
Total available for sale	$713,514	$29,198	$(1,361)	$741,351

As of December 31, 2009
Available for Sale
U.S. government agency	$14,386	$1	$—	$14,387
State and municipal	225,845	8,588	(948)	233,485
Mortgage-backed securities-residential (GSEs)	234,851	9,043	(186)	243,708
Collateralized mortgage obligations	211,123	4,595	(377)	215,341
Equity securities	4,463	—	(96)	4,367
Other securities	4,542	—	(1,223)	3,319
Total available for sale	$695,210	$22,227	$(2,830)	$714,607

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity or with no maturity are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$676	$684
One through five years	31,508	32,603
Six through ten years	66,427	69,723
After ten years	155,457	161,592
Mortgage-backed securities-residential (GSEs)	296,649	309,805
Collateralized mortgage obligations	158,333	162,574
Equity securities	4,464	4,370
Total available for sale securities	$713,514	$741,351

Proceeds from sales and calls of securities available for sale were $128,973 and $53,586 for the six months ended June 30, 2010 and 2009, respectively. Gross gains of $3,017 and $209 and gross losses of $39 and $0 were realized on these sales during 2010 and 2009, respectively.

Proceeds from sales and calls of securities available for sale were $87,923 and $33,524 for the three months ended June 30, 2010 and 2009, respectively. Gross gains of $1,925 and $171 and gross losses of $0 and $0 were realized on these sales during 2010 and 2009, respectively.

Below is a summary of securities with unrealized losses as of June 30, 2010 and December 31, 2009 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
June 30, 2010 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$6,448	$(67)	$6,029	$(200)	$12,477	$(267)
Collateralized mortgage obligations	24,845	(91)	—	—	24,845	(91)
Equity securities	—	—	863	(94)	863	(94)
Other securities	—	—	2,605	(909)	2,605	(909)
Total temporarily impaired	$31,293	$(158)	$9,497	$(1,203)	$40,790	$(1,361)

	Less than 12 months		12 months or longer		Total
December 31, 2009 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$12,937	$(675)	$7,542	$(273)	$20,479	$(948)
Mortgage-backed securities-residential (GSEs)	43,904	(186)	—	—	43,904	(186)
Collateralized mortgage obligations	50,124	(376)	3	(1)	50,127	(377)
Equity securites	—	—	888	(96)	888	(96)
Other securities	—	—	3,319	(1,223)	3,319	(1,223)
Total temporarily impaired	$106,965	$(1,237)	$11,752	$(1,593)	$118,717	$(2,830)

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

As of June 30, 2010, the Company’s security portfolio consisted of 810 securities, 33 of which were in an unrealized loss position.  Unrealized losses on state and municipal securities have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The Company monitors  the financial condition of these issuers. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

The unrealized losses on other securities are related to three single issuer trust preferred securities and have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery.  Two of these investments are currently rated investment grade. The other investment is not rated. The Company performs a quarterly review of these securities and based on this review, no evidence of adverse changes in expected cash flows is anticipated. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Currently, the issuers have made all contractual payments and given no indication that they will not be able to make them into the future. The fair value of these debt securities is expected to recover as the securities approach their maturity date. As of June 30, 2010, the Company owned $2,605 of these securities with an unrealized loss of $909.

NOTE 4 - LOANS AND ALLOWANCE

	June 30, 2010	December 31, 2009

Commercial and industrial loans	$169,811	$195,509
Agricultural production financing	35,287	41,889
Farm real estate	41,272	45,332
Commercial real estate	378,325	407,658
Hotel	150,441	144,012
Residential real estate	779,105	813,602
Construction and development	114,216	142,472
Consumer	86,744	94,973
Total loans	1,755,201	1,885,447
Allowance for loan losses	(41,436)	(46,648)
Net loans	$1,713,765	$1,838,799

	June 30,
	2010	2009
Allowance for loan losses
Balances, January 1	$46,648	$34,583
Provision for losses	22,250	21,795
Recoveries on loans	1,171	724
Loans charged off	(28,633)	(9,556)
Balances, June 30	$41,436	$47,546

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination, and it was probable, at acquisition, that all contractually required payments would not be collected.  The outstanding balance and carrying amount of those loans is as follows:

	June 30, 2010	December 31, 2009
Commercial real estate	$2,593	$3,718
Mortgage	677	881
Construction & development	561	1,036
Outstanding balance	$3,831	$5,635
Carrying amount, net of allowance of $123 and $1,297	$3,372	$3,520

For those purchased loans disclosed above, the Company decreased the allowance for loan losses by $1,174 during the first six months of 2010 due primarily to charge-offs during the period and increased the allowance by $2,306 during the first six months of 2009.

Nonperforming loans were as follows:

	June 30,	December 31,
	2010	2009
Non-accrual loans	$85,399	$77,074
Renegotiated loans not on non-accrual	4,142	—
Past due loans (90 days or more and still accruing)	$421	$3,279

Impaired loans were as follows:

	June 30, 2010	December 31, 2009

Impaired loans with an allowance allocated	$54,838	$67,336
Impaired loans with no allocated allowances	45,810	26,793
Total impaired loans	$100,648	$94,129
Allowance allocated for impaired loans	$9,589	$24,499
Average balance of impaired loans year to date	$97,257	$84,387

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans that are not performing.

In the course of resolving nonperforming loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by us to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection.

Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months.  The Company has allocated $2,431 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2010.  The Company has committed to lend additional amounts totaling $677 to customers with outstanding loans that are classified as troubled debt restructurings.

During the second quarter of 2010, the Company charged down/charged off 6 impaired loan relationships by $13,254.   Over 50% of the charge-offs related to two existing non-performing collateral dependent loans for which the Company obtained updated appraisals during the second quarter and subsequently provided additional reserve.  Most of these other charge-offs were also the result of the Company obtaining updated appraisals on certain non-performing loans where the Company is dependent on the liquidation of real estate to repay the loans.  Given the uncertainty in the real estate market, the Company changed its exit strategy on certain collateral dependent loans and accelerated the assumed time required to dispose of these assets.  As a result of this change, the appraised values decreased and further charge-offs were required.

For the first six months of 2010, the Company charged down/charged off 33 loan relationships by $25,453.  All but approximately $8,900 had an allowance allocated in prior quarters.  Of the $100,648 of impaired loans at June 30, 2010, $30,997 has already been charged-off on these loans and the charge-offs were taken in 2010 or the second half of 2009.

NOTE 5 - DEPOSITS

	June 30, 2010	December 31, 2009

Noninterest-bearing demand	$270,682	$250,438
Interest-bearing demand	746,756	727,728
Savings	420,423	418,269
Certificates of deposit of $100 or more	261,015	290,843
Other certificates and time deposits	545,449	583,372
Total deposits	$2,244,325	$2,270,650

NOTE 6 — EARNINGS/(LOSS) PER SHARE

Earnings/(loss) per share (EPS) were computed as follows:

	June 30, 2010			June 30, 2009
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
For the three months ended	Income	Shares	Amount	Income	Shares	Amount
Basic earnings/(loss) per share:
Net income/(loss)	$2,165	20,136,362	$	$(38,069)	20,136,362	$
Preferred dividends and accretion	(764)			(764)
Net income/(loss) available to common shareholders	$1,401	20,136,362	$0.07	$(38,833)	20,136,362	$(1.93)
Effect of dilutive shares/warrants		25,614			—
Net income/(loss) available to common shareholders and assumed conversions	$1,401	20,161,976	$0.07	$(38,833)	20,136,362	$(1.93)

	June 30, 2010			June 30, 2009
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
For the six months ended	Income	Shares	Amount	Income	Shares	Amount
Basic earnings/(loss) per share:
Net income/(loss)	$5,414	20,136,362	$	$(36,891)	20,136,362	$
Preferred dividends and accretion	(1,527)			(1,392)
Net income/(loss) available to common shareholders	$3,887	20,136,362	$0.19	$(38,283)	20,136,362	$(1.90)
Effect of dilutive shares/warrants		14,137			—
Net income/(loss) available to common shareholders and assumed conversions	$3,887	20,150,499	$0.19	$(38,283)	20,136,362	$(1.90)

Stock options for 262,441 common shares on a quarterly basis, 305,441 common shares on a year-to-date basis and stock warrants for 571,906 common shares for both quarter and year-to-date basis in 2010 were not considered in computing diluted earnings per share because they were antidilutive.  Stock options for 423,608 common shares for the second  quarter, 365,580 shares for the first six months and stock warrants for 571,906 for both the quarter and year-to-date in 2009 were not considered in computing diluted earnings per share because they were antidilutive.

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

The fair value of servicing rights is based on an independent valuation model that calculates the present value of estimated net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income.  The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

		Fair Value Measurements at
		June 30, 2010 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. government-sponsored entities and agencies	$10,037	$	$10,037	$
States and political subdivisions	251,960		251,030	930
Mortgage-backed securities - residential	309,805		309,805
Collateralized mortgage obligations	162,574		162,573	1
Equity securities	4,370	114		4,256
Other securities	2,605		805	1,800
Total investment securities available-for-sale	$741,351	$114	$734,250	$6,987

		Fair Value Measurements at December 31, 2009 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. government agencies	$14,387	$	$14,387	$
States and political subdivisions	233,485		232,556	929
Mortgage-backed securities - residential	243,708		243,708
Collateralized mortgage obligations	215,341		215,340	1
Equity securities	4,367	111		4,256
Other securities	3,319		1,779	1,540
Total investment securities available-for-sale	$714,607	$111	$707,770	$6,726

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month periods ended June 30, 2010 and 2009.

Six months ended June 30, 2010

Available for sale securities
Beginning balance, January 1, 2010	$6,726
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—
Gains (losses) on securities	—
Included in other comprehensive income	261
Purchases, issuances, and settlements	—
Transfers in and / or out of Level 3	—
Ending balance, June 30, 2010	$6,987

Six months ended June 30, 2009

Available for sale securities
Beginning balance, January 1, 2009	$4,556
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—
Gains (losses) on securities	—
Included in other comprehensive income	200
Purchases, issuances, and settlements	2,000
Transfers in and / or out of Level 3	551
Ending balance, June 30, 2009	$7,307

Transfers in or out of level 3 are primarily due to the timing of investment purchases close to quarter end and the availability of level 2 data. Subsequent to quarter end, pricing data is obtained.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2010 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$			$
Construction and development	20,136			20,136
Commercial real estate	13,219			13,219
Hotel	8,124			8,124
Commercial and industrial loans	3,084			3,084
Other	686			686
Total impaired loans	45,249			45,249
Servicing rights	4,981		4,981

		Fair Value Measurements at December 31, 2009 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$52,133			$52,133
Servicing rights	5,042		5,042
Goodwill	62,909			62,909
Other real estate owned	1,369			1,369

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $54,838, with a valuation allowance of $9,589.  The Company recorded $7,877 of provision expense associated with these for the three month period ended June 30, 2010, and recorded $12,521 of provisions expense for the six month period ended June 30, 2010.   The Company also recorded additional provision expense of $1,228 for the three month period and $11,397 for the six month period ended June 30, 2009.

Servicing rights, which are carried at lower of cost or market, were written down to a fair value of $4,981, resulting in a valuation allowance of $721.  A $205 charge was included in the second quarter 2010 earnings and a $95 charge was included in the first six months 2010 earnings.  $454 was credited to the second quarter of 2009 earnings and $804 was credited to the first six months of 2009.

Goodwill, which is evaluated for impairment on an annual basis, or more frequently if the situation warrants, is carried at a fair value of $62,909.  The Company recorded $45,076 of goodwill impairment charges in the second quarter of 2009.  No additional charges were taken in 2010.

Other real estate owned is evaluated at the time property is acquired through foreclosure or shortly thereafter.  Fair value is based on appraisals by qualified appraisers.  No charges were taken in the three or six month periods ended June 30, 2010 and 2009.

The carrying amounts and estimated fair values of financial instruments at June 30, 2010 and December 31, 2009 are as follows:

June 30, 2010	Carrying amount	Fair Value
Financial assets
Cash and cash equivalents	$122,346	$122,346
Securities available-for-sale	741,351	741,351
Federal Home Loan Bank stock	21,537	N/A
Loans, net including loans held for sale	1,719,479	1,648,214
Accrued interest receivable	11,630	11,630

Financial liabilities
Deposits	2,244,325	2,250,016
Other borrowings	34,061	34,061
Subordinated debentures	50,042	26,506
FHLB advances	190,454	204,140
Accrued interest payable	4,188	4,188

December 31, 2009	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$71,689	$71,689
Securities available-for-sale	714,607	714,607
Restricted stock	27,359	N/A
Loans, net including loans held for sale	1,843,927	1,750,265
Accrued interest receivable	7,965	7,965

Financial liabilities
Deposits	2,270,650	2,283,151
Other borrowings	47,631	47,631
Subordinated debentures	49,966	26,485
FHLB advances	222,265	241,589
Accrued interest payable	4,786	4,786

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value of cash and cash equivalents, interest-bearing time deposits, accrued interest receivable and payable, demand and all other transactional deposits, short-term borrowings, variable rate notes payable, and variable rate loans or deposits that reprice frequently and fully.  See previous discussion for valuation methods on securities available for sale.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of loans held for sale is based on market quotes. Fair value of FHLB advances and subordinated debentures is based on current rates for similar financing.  It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.  The fair value of off-balance-

sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements, and are not considered significant.

NOTE 8 — REGULATORY CAPITAL

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity’s activities that are not part of the calculated ratios. Failure to meet capital requirements can initiate regulatory action. During the second quarter of 2010, the Bank entered into an agreement with its regulators to maintain a Tier 1 leverage ratio of at least 8% and a total risk based capital ratio of at least 11%. (See Note 9 below).

Actual and required capital amounts and ratios are presented below:

			Required for		To Comply with
	Actual		Adequate Capital		Regulatory Agreement
June 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$283,854	15.8%	143,512	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	261,451	14.6	71,756	4.0	N/A	N/A
Tier 1 capital (to average assets)	261,451	9.4	111,568	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	259,244	14.5%	143,111	8.0%	196,778	11.0%
Tier 1 capital (to risk-weighted assets)	236,647	13.2	71,556	4.0	—	—
Tier 1 capital (to average assets)	236,647	8.5	111,328	4.0	222,656	8.0

			Required for		To Be Well
	Actual		Adequate Capital		Capitalized
December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$280,691	14.8%	151,651	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	256,774	13.5	75,825	4.0	N/A	N/A
Tier 1 capital (to average assets)	256,774	8.8	117,099	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	252,284	13.3%	151,251	8.0%	189,064	10.0%
Tier 1 capital (to risk-weighted assets)	228,367	12.1	75,625	4.0	113,438	6.0
Tier 1 capital (to average assets)	228,367	7.8	116,859	4.0	146,073	5.0

Management believes as of June 30, 2010, the Company and the Bank meet all capital adequacy requirements to which they are subject. The holding company is a source of additional financial strength to the Bank with its $15,000 in cash and its ability to downstream additional capital to the Bank.

NOTE 9 — REGULATORY ACTION

Effective April 22, 2010, MainSource Bank entered into an informal agreement with the FDIC and Indiana Department of Financial Institutions pursuant to which the Bank has agreed to take various actions and comply with certain requirements.  The informal agreement is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act.  The agreement documents an understanding among the Bank, the FDIC and the DFI that requires the Bank to maintain its Tier 1 leverage ratio at a minimum of 8% and its total risk based capital ratio at a minimum of 11%.   Additionally, the agreement requires the Bank to continue to obtain the approval of the FDIC and DFI prior to paying a cash dividend from the Bank to the Company, a practice in which the Bank was already engaged.  At the time it entered into the agreement and at all times since that date, the Bank exceeded the required minimum capital levels and believes it is in substantial compliance with all other terms of the agreement.

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

Forward-Looking Statements

Except for historical information contained herein, the discussion in this report includes certain forward-looking statements based upon management expectations. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The Company disclaims any intent or obligation to update such forward looking statements. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government, including policies of the U.S. Treasury; the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Company’s loan and investment portfolios; the Company’s ability to integrate acquisitions, the impact of our acquisition strategy, and other factors, including the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and in other reports we file from time to time with the Securities and Exchange Commission. The Company intends the forward looking statements set forth herein to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.

Regulatory Developments

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Implementation of the Dodd-Frank Act will require new mandatory and discretionary rulemakings by numerous Federal regulatory agencies over the next several years.

Key provisions of the Dodd-Frank Act include, among other things, provisions abolishing the Office of Thrift Supervision and transferring its functions to the other federal banking agencies, relaxing rules regarding interstate branching, allowing financial institutions to pay interest on business checking accounts, changing the scope of federal deposit insurance coverage, and imposing new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on our operating environment in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to affect the Company’s cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas.

The Company is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations. The Company anticipates that some provisions of the Dodd-Frank Act may have adverse effects on us, such as the cost of complying with the numerous new regulations and reporting requirements and the potential loss of interchange fee income from debit and credit card transactions.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on us in particular, is uncertain at this time.

Results of Operations

Net income for the second quarter of 2010 was $2,165 compared to a net loss of $38,069 for the second quarter of 2009. The substantial increase in net income was primarily attributable to a goodwill impairment charge of $45,076 taken in the second quarter of 2009 as well as increased securities gains, interchange income, and reduced FDIC assessments offset by reduced mortgage banking income.  Diluted earnings per common share for the second quarter totaled $0.07 in 2010, an increase from the $(1.93) reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 2.89% for the second quarter of 2010 while return on average assets was 0.30% for the same period, compared to (42.39)% and (5.26)% in the second quarter of 2009.

For the six months ended June 30, 2010, net income was $5,414 compared to a net loss of $36,891 for the same period a year ago.  The increase in net income was caused primarily by the $45,076 goodwill impairment charge taken in the second quarter of 2009, higher net interest income, increased securities gains and increased trust and investment product fees offset by lower mortgage banking income.  Earnings/(loss) per share increased to $.19 in 2010 from $(1.90) in 2009. Return on average shareholders’ equity was 3.65% for the first six months of 2010 while return on average assets was 0.38% for the same period, compared to (20.92)% and (2.57)% in the first six months of 2009.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Second quarter net interest income of $25,364 in 2010 was an increase of 3.8% versus the second quarter of 2009. Average earning assets slightly increased by $18 million.  Average balances of Fed Funds sold and the investment portfolio increased by $52 million and $182 million respectively but was offset by a decrease in average loans of $205 million.  This shift in asset mix resulted in a lower yield on earning assets for the quarter.  This decrease was more than offset by a shift in the liability mix to lower costing funds.  Average time deposits decreased $136 million and were replaced by lower costing transaction-based accounts of $234 million.  This shift resulted in our cost of funds lowering to 1.36% in the second quarter of 2010 vs 1.85% in the second quarter of 2009.  Net interest margin, on a fully-taxable equivalent basis, was 4.05% for the second quarter of 2010, a significant increase compared to 3.86% for the same period a year ago and a four basis point decrease on a linked quarter basis.

For the first six months of 2010, the Company’s net interest margin was 4.07% compared to 3.80% for the first six months of 2009.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

Second quarter non-interest income for 2010 was $11,360 compared to $10,346 for the second quarter of 2009.  Favorable pricing on some sectors of the Company’s investment portfolio resulted in taking $1,925 of securities gains in the second quarter of 2010 - $1,754 greater than was taken in the second quarter of 2009.  Service charges, interchange income, and trust and investment product fees increased $324, $288, and $282 respectively in the second quarter of 2010 compared to 2009 as an increased customer base resulted in more fee income.  Mortgage banking decreased $1,282 in the second quarter of 2010 compared to the same period in 2009 as refinancing activity fell from the record levels realized in 2009.

For the six months ended June 30, 2010, non-interest income was $21,191 compared to $19,507 for the same period a year ago. The aforementioned increases in service charges, interchange income, and trust and investment fees were offset by decreased mortgage banking income.

Non-interest Expense

The Company’s non-interest expense was $22,577 for the second quarter of 2010 compared to $67,861 for the same period in 2009.  The large decrease from 2009 is due to the $45,076 goodwill impairment charge taken in the second quarter of 2009.   Also, the Company had a special assessment from the FDIC in the second quarter of 2009 of $1,369 which was not repeated in 2010.  All other major categories of non-interest expense showed modest increases or decreases during the second quarter.  The Company’s efficiency ratio was 59.5% for the second quarter of 2010 compared to 64.0% for the same period a year ago (excluding the effect of the goodwill impairment charge).

For the six months ended June 30, 2010, non-interest expense was $45,062 compared to $88,339 for the same period a year ago. The largest amount of the increase was due to the aforementioned goodwill impairment charge of $45,076.  In addition, the Company’s FDIC insurance expense decreased due to a special assessment of $1,369 taken in the second quarter of 2009 offset by an increase in premiums charged by the FDIC in 2010.  The Company’s efficiency ratio was 60.7% for the first six months of 2010 compared to 128.2% for the same period a year ago.  Excluding the effect of the goodwill impairment charge, the Company’s efficiency ratio would have been 62.8% in 2009.

Income Taxes

The effective tax rate for the first six months was (21.0)% for 2010 compared to (13.8)% for the same period a year ago.  The decrease in the effective rate is due to the Company’s tax exempt income and credits which remained relatively consistent with prior quarters combined with an decrease in GAAP income before taxes.  No valuation allowance has been established as management believes it will generate sufficient income in future years to realize the net operating loss benefits.

The Company and its subsidiaries file consolidated income tax returns.

Financial Condition

Total assets at June 30, 2010 were $2,851,700, a decrease of $55 million compared to $2,906,530 as of December 31, 2009.  An increase in cash and cash equivalents of $51 million and investment securities of $27 million was offset primarily by a decrease in loans of $125 million.  Average earning assets represented 91.0% of average total assets for the first six months of 2010 and 89.7% for the same period in 2009. Average loans represented 81.4% of average deposits in the first six months of 2010 and 95.4% for the comparable period in 2009. Management continues to emphasize quality loan growth to increase these averages.  The average of loans to deposits decreased in 2010 as a result of loan payoffs and charge-offs more than offsetting any new loan growth. Given the current economic environment, the Company is experiencing weak loan demand.  Average loans as a percent of average assets were 63.5% and 69.4% for the six-month periods ended June 30, 2010 and 2009 respectively.

The decrease in deposits of $26 million from December 31, 2009 to June 30, 2010 was due primarily to a decrease in time deposits of $68 million with a smaller increase in transaction-based accounts of $42 million.

Shareholders’ equity was $304 million on June 30, 2010 compared to $294 million on December 31, 2009.  The increase in shareholder equity was attributable to the Company’s net income of $5,414 for the first six months of 2010 and an increase in other comprehensive income of $5,486 due to the increase in the market value of the Company’s investment portfolio, offset by the preferred dividend of $1,425.  Book value (shareholders’ equity) per common share was $12.29 at June 30, 2010 versus $11.84 at year-end 2009. Accumulated other comprehensive income increased book value per share by $0.90 at June 30, 2010 and increased book value per share by $0.63 at December 31, 2009.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.  The decrease in interest rates during the first six months of 2010 was the primary reason for the increase in other accumulated comprehensive income as the Company’s investment portfolio increased in market value as a result of the change in interest rates.

Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses

Loans remain the Company’s largest concentration of assets and, by their nature, carry a higher degree of risk. The loan underwriting standards observed by the Company’s banking subsidiary are viewed by management as a means of controlling problem loans and the resulting charge-offs.  The Company believes credit risks may be elevated if undue concentrations of loans in specific industry segments and to out-of-area borrowers are incurred. Accordingly, the Company’s Board of Directors regularly monitors such concentrations to determine compliance with its loan allocation policy. The Company believes it has no undue concentrations of loans.

Management maintains a list of loans warranting either the assignment of a specific reserve amount or other special administrative attention. This watch list, together with a listing of all classified loans, nonaccrual loans and delinquent loans, is reviewed monthly by management and the Board of Directors of the banking subsidiary. Additionally, the Company evaluates its consumer and residential real estate loan pools for probable losses incurred based on historical trends, adjusted by current delinquency and non-performing loan levels.

The Company has both internal and external loan review personnel who annually review approximately 50% of the total dollar amount of outstanding commercial loans. External loan review personnel examine all commercial credit relationships over $1.5 million.

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

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 44.4% of total loans at June 30, 2010 and 43.2% at December 31, 2009. The Company anticipates this category of loans to decrease as a large portion of future residential real estate loan originations will be sold to the secondary market.  On June 30, 2010, the Company had $5,714 of residential real estate loans held for sale, which was a slight increase from the year-end balance of $5,128. The Company generally retains the servicing rights on mortgages sold.

Loans are placed on non-accrual status when, in management’s judgment, the collateral value and/or the borrower’s financial condition does not justify accruing interest. As a general rule, commercial and real estate loans are reclassified to non-accrual status at or before becoming 90 days past due. Interest previously recorded is reversed and charged against current income. Subsequent interest payments collected on non-accrual loans are thereafter applied as a reduction of the loan’s principal balance. Non-accrual loans and loans 90 days past due and still accruing totaled $85,820, or 4.89% of total loans as of June 30, 2010, compared to $91,054, or 4.99% of total loans as of March 31, 2010, $80,353, or 4.26% of loans at December 31, 2009, and $78,520, or 4.01% of total loans as of June 30, 2009.  The decrease in non-performing loans since March 31, 2010 of $5,234 was primarily attributable to chargedowns/chargeoffs taken in the quarter.  During the second quarter, approximately $15,000 of new non-performing loans were identified.  All but one had previously been identified by the Company.  Of the $85,820 of non-performing loans at June 30, 2010, $54,838 had a specific reserve allocated of $9,589.  The allowance for loan losses was $41,436 as of June 30, 2010 and represented 2.36% of total outstanding loans compared to $43,025 at March 31, 2010 or 2.36% of total outstanding loans and $46,648 as of December 31, 2009 or 2.47% of total outstanding loans.

Approximately 60% of the non-accrual loan balance is attributable to 18 large credit relationships over $1,000. These loans are primarily land development and real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses.  The provision for loan losses was $12,750 in the second quarter of 2010 compared to $10,395 for the same period in 2009 and $9,500 for the first quarter of 2010. The increase in provision expense was primarily due to two existing non-performing collateral dependent loans for which the Company obtained updated appraisals during the second quarter and subsequently provided additional reserve and wrote them down to this value less costs of disposition.  Given the uncertainty in the real estate market, the Company changed its exit strategy on certain collateral dependent loans and accelerated the assumed time required to dispose of these assets.  As a result of this change, the appraised values decreased and further charge-offs were required.  As previously discussed, non-performing loans decreased during the quarter by approximately $5,200.  However, one new loan migrated to non-performing status during the quarter that was not previously identified by the Company as a problem credit.  This was a reduction in the number of new non-performing loans from the level the Company had been experiencing in prior quarters.  The Company believes that it has identified all collateral dependent loans and does not expect to incur large dollar charge-offs related to these loans in the future.

In the course of resolving nonperforming loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by us to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection.

Net loan losses were $14,339 for the second quarter of 2010 compared to $6,084 for the second quarter of 2009 and $27,462 for the first half of 2010 compared to $8,832 for the same period a year ago.  Approximately 90% of the Company’s charge-offs for the first six months of 2010 was related to 29 commercial credits where the value of the collateral no longer supported the value of the loan due to declines in collateral values since origination.  All but approximately $8,900 of these charge-offs had an allowance allocated in the prior year.  Of this $8,900, approximately $5,900 related to the two above-mentioned credits where an updated appraisal was received in the second quarter.   As a result of a recent regulatory examination, the Company was instructed to charge down loans that are collateral dependent to the updated value of the collateral rather than carry a specific reserve.  During the fourth quarter of 2009 and the first and second quarters of 2010, the Company obtained updated appraisals and charged down loans that fell within this scope as estimated losses were confirmed.  The charge-offs (or charge-downs) taken in the fourth quarter of 2009 and the first and second quarters of 2010 will impact future calculations of the allowance for loan losses as the historical loss ratios will increase for the commercial loan homogeneous pools.

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The allowance for loan losses as of June 30, 2010 was considered adequate by management.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of June 30, 2010, the Company had $741,351 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $27,837 was recorded to adjust the AFS portfolio to current market value at June 30, 2010, compared to an unrealized pre-tax gain of $19,397 at December 31, 2009. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future and the decline in fair value is largely due to temporary illiquidity and not necessarily the expected cash flows of the individual securities. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 85.7% and 81.0% of total average earning assets for the six-month periods ending June 30, 2010 and 2009. Total interest-bearing deposits averaged 89.0% and 88.9% of average total deposits for the six-month periods ending June 30, 2010 and 2009, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $190,454 outstanding at June 30, 2010. These advances have interest rates ranging from 2.47% to 5.90%.  All of the current advances were originally long-term advances with approximately $38,000 maturing in 2010, $16,000 maturing in 2011, $21,000 maturing in 2012, $15,000 maturing in 2013, $25,000 maturing in 2014, and $75,000 maturing in 2015 and beyond.

Capital Resources

Total shareholders’ equity was $303,592 at June 30, 2010, which was an increase of $9,130 compared to the $294,462 of shareholders’ equity at December 31, 2009. The increase in shareholder equity was attributable to the Company’s net income of $5,414 for the first six months of 2010 and increase in other comprehensive income of $5,486 due to the increase in the market value of the Company’s investment portfolio, offset by the preferred dividend of $1,425 and common dividend of $402.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At June 30, 2010, Tier 1 capital to total average assets was 9.4%. Tier 1 capital to risk-adjusted assets was 14.6%. Total capital to risk-adjusted assets was 15.8%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company’s subsidiary bank exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.010 per share in the second quarter of 2010 versus $0.050 for the second quarter of 2009.  For the first six months of 2010, the Company declared and paid common dividends of $0.020 per share compared to $0.195 for the first six months of 2009.  To prudently manage capital, the Company elected to reduce its dividend from $.14 to $.05 starting in the second quarter of 2009, and from $.05 to $.01 starting in the fourth quarter of 2009.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 75.3% of total earning assets for the six months ended June 30, 2010 and 69.9% for the same period in 2009.

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. In addition, the Company’s banking affiliate has access to the Federal Home Loan Bank for borrowing purposes.

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

Effective asset/liability management requires the maintenance of a proper ratio between maturing or repriceable interest-earning assets and interest-bearing liabilities. It is the policy of the Company that the cumulative gap divided by total assets must be not greater than plus or minus 30% at the 3-month, 6-month, and 1-year time horizons.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2010 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

1 A. Risk Factor:

The impact of financial reform legislation on the Company is uncertain.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act institutes a wide range of reforms that will have an impact on all financial institutions. Changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements and new regulations designed to protect consumers in financial transactions are only a few of the provisions of the Act. Many of these provisions are subject to rule making procedures and studies that will be conducted in the future. Accordingly, the Company cannot assess the impact the Act will have on us at the present time.

Item 6.    Exhibits

3.1

Amended and Restated Articles of Incorporation of MainSource Financial Group, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the registrant filed August 10, 2009 with the Commission (Commission File No. 0-12422)).

3.2

Amended and Restated Bylaws of MainSource Financial Group, Inc. dated July 19, 2010 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the registrant filed July 22, 2010 with the Commission (Commission File No. 0-12422)).

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

August 9, 2010

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

August 9, 2010

/s/ James M. Anderson
James M. Anderson
Senior Vice President & Chief Financial Officer