Form 10-Q
period 2010-09-30
MAINSOURCE FINANCIAL GROUP
filed 2010-11-09
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of November 9, 2010 there were outstanding 20,136,362 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

Item 1.  Financial Statements

	(Unaudited)
	September 30,	December 31,
	2010	2009
Assets
Cash and due from banks	$52,080	$57,578
Money market and federal funds sold	32,721	14,111
Cash and cash equivalents	84,801	71,689
Securities available for sale	812,160	714,607
Loans held for sale	6,939	5,128
Loans, net of allowance for loan losses of $42,460 and $46,648	1,682,781	1,838,799
Restricted stock, at cost	21,534	27,359
Premises and equipment, net	49,658	49,499
Goodwill	62,909	62,909
Purchased intangible assets	9,618	11,168
Cash surrender value of life insurance	47,412	46,567
Interest receivable and other assets	75,729	78,805
Total assets	$2,853,541	$2,906,530

Liabilities
Deposits
Noninterest bearing	$270,212	$250,438
Interest bearing	1,982,417	2,020,212
Total deposits	2,252,629	2,270,650
Other borrowings	28,497	47,631
Federal Home Loan Bank (FHLB) advances	180,172	222,265
Subordinated debentures	50,079	49,966
Other liabilities	30,168	21,556
Total liabilities	2,541,545	2,612,068

Shareholders’ equity
Preferred stock, no par value
Authorized shares - 400,000
Issued and outstanding shares — 57,000
Liquidation value $59,000	56,132	55,979
Common stock $.50 stated value per share:
Authorized shares - 100,000,000
Issued shares — 20,710,764
Outstanding shares — 20,136,362	10,394	10,394
Treasury stock — 574,402 at cost	(9,367)	(9,367)
Additional paid-in capital	223,106	223,020
Retained earnings	8,945	1,825
Accumulated other comprehensive income	22,786	12,611
Total shareholders’ equity	311,996	294,462
Total liabilities and shareholders’ equity	$2,853,541	$2,906,530

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in thousands except per share data)

	(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Interest income
Loans, including fees	$26,882	$29,081	$80,091	$87,698
Securities	7,064	7,183	22,087	19,776
Other interest income	71	43	149	160
Total interest income	34,017	36,307	102,327	107,634
Interest expense
Deposits	5,724	8,270	17,977	25,098
Federal Home Loan Bank advances	1,979	2,518	6,433	7,819
Subordinated debentures	467	476	1,322	1,626
Other borrowings	53	110	206	346
Total interest expense	8,223	11,374	25,938	34,889
Net interest income	25,794	24,933	76,389	72,745
Provision for loan losses	7,000	13,515	29,250	35,310
Net interest income after provision for loan losses	18,794	11,418	47,139	37,435
Non-interest income
Insurance commissions	562	520	1,679	1,556
Mortgage banking	1,917	1,706	5,128	7,297
Trust and investment product fees	508	425	1,690	1,066
Service charges on deposit accounts	4,634	4,542	12,881	11,944
Net realized gains/(losses) on securities	—	(24)	2,978	185
Increase in cash surrender value of life insurance	305	226	902	652
Interchange income	1,415	1,380	4,089	3,486
Other income	65	1,021	1,250	3,117
Total non-interest income	9,406	9,796	30,597	29,303
Non-interest expense
Salaries and employee benefits	12,713	11,895	37,589	35,076
Net occupancy expenses	1,620	1,627	5,006	5,056
Equipment expenses	1,874	1,882	5,762	5,452
Intangibles amortization	517	552	1,550	1,647
Telecommunications	474	519	1,420	1,567
Stationery printing and supplies	388	423	1,107	1,213
FDIC assessment	1,289	724	3,647	3,546
Marketing expense	992	664	2,289	2,034
Goodwill impairment	—	—	—	45,076
Other expenses	3,139	3,385	9,698	9,343
Total non-interest expense	23,006	21,671	68,068	110,010
Income/(loss) before income tax	5,194	(457)	9,668	(43,272)
Income tax expense/(benefit)	594	(1,845)	(346)	(7,769)
Net income/(loss)	$4,600	$1,388	$10,014	$(35,503)
Preferred dividends and discount accretion	(763)	(763)	(2,290)	(2,155)
Net income/(loss) available/(attributable) to common shareholders	3,837	625	7,724	(37,658)

Comprehensive income/(loss)	$9,289	$12,324	$20,189	$(23,549)

Cash dividends declared per common share	$0.010	$0.050	$0.030	$0.245

Net income/(loss) per common share - basic and diluted	$0.19	$0.03	$0.38	$(1.87)

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollar amounts in thousands)

	(Unaudited)
	Nine months ended September 30,
	2010	2009
Operating Activities
Net income/(loss)	$10,014	$(35,503)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	29,250	35,310
Depreciation and amortization	3,999	3,927
Securities amortization, net	1,057	(245)
Stock based compensation expense	86	86
Amortization of purchased intangible assets	1,550	1,647
Increase in cash surrender value of life insurance policies	(902)	(652)
Gain on life insurance benefit	(67)	(128)
Securities gains	(2,978)	(185)
Gain on loans sold	(3,139)	(4,479)
Loans originated for sale	(175,078)	(357,587)
Proceeds from loan sales	176,406	357,116
Goodwill impairment	—	45,076
Change in other assets and liabilities	13,134	(13,472)
Net cash provided by operating activities	53,332	30,911

Investing Activities
Purchases of securities available for sale	(300,838)	(312,838)
Proceeds from calls, maturities, and payments on securities available for sale	109,294	110,443
Proceeds from sales of securities available for sale	111,564	56,193
Proceeds from life insurance benefit	124	442
Loan originations and payments, net	119,958	97,844
Purchases of premises and equipment	(4,158)	(2,382)
Proceeds from redemption of restricted stock	5,825	2,361
Proceeds received for branch acquisition, net	—	17,566
Net cash provided/(used) by investing activities	41,769	(30,371)

Financing Activities
Net change in deposits	(18,021)	138,345
Net change in short-term borrowings	(19,134)	(23,527)
Proceeds from FHLB advances	—	30,000
Repayment of FHLB advances	(42,093)	(231,392)
Issuance of preferred shares, net of issuance costs	—	55,784
Issuance of warrants to purchase common shares	—	1,116
Cash dividends on preferred stock	(2,137)	(1,655)
Cash dividends on common stock	(604)	(4,934)
Net cash (used) by financing activities	(81,989)	(36,263)
Net change in cash and cash equivalents	13,112	(35,723)
Cash and cash equivalents, beginning of year	71,689	95,488
Cash and cash equivalents, end of period	$84,801	$59,765

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

Adoption of New Accounting Standards

In January 2010, the FASB amended guidance for fair value measurements and disclosures to clarify and provide additional disclosure requirements related to recurring and non-recurring fair value measurements. The update requires new disclosures for transfers in and out of Levels 1 and 2, and requires a reconciliation be provided for the activity in Level 3 fair value measurements.  A reporting entity should disclose separately the amounts of significant transfers in and out of Levels 1 and 2 and provide an explanation for the transfers. This guidance became effective for the Company for interim and annual reporting periods beginning after December 15, 2009, and did not have a material effect on the Company’s results of operations or financial position.  In the reconciliation for fair value measurements using observable inputs (Level 3) a reporting entity should present separately information about purchases, sales, issuances, and settlements on a gross basis rather than a net basis. Disclosures relating to purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurement will become effective beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminated the concept of a qualifying special purpose entity.  The new guidance removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard became effective for the Company on January 1, 2010 and did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  Additional disclosures about an enterprise’s involvement in variable interest entities are also required.  The new guidance became effective for the Company on January 1, 2010 and did not have a material impact on the Company’s consolidated financial position or results of operations.

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

The following table summarizes stock option activity:

	Nine Months Ended September 30, 2010
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	429,608	$13.30
Granted	1,500	6.39
Exercised	—	—
Forfeited or expired	—	—
Outstanding, period end	431,108	$13.28
Options exercisable at period end	275,324	$15.93

The following table details stock options outstanding:

	September 30, 2010	December 31, 2009
Stock options vested and currently exercisable:
Number	275,324	275,324
Weighted average exercise price	$15.93	$15.93
Aggregate intrinsic value	—	—
Weighted average remaining life (in years)	5.2	6.1

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $29 and $86 in stock compensation expense during the three and nine months ended September 30, 2010 and $28 and $86 in stock compensation expense during the three and nine months ended September 30, 2009 to salaries and employee benefits. There were 1,500 options granted in the first quarter of 2010.  In order to calculate the fair value of the options granted, the following weighted-average assumptions were used as of the grant dates: risk-free interest rate 3.04%, expected option life 7.0 years, expected stock price volatility 57.1%, and dividend yield 0.63%. The resulting weighted average fair value of the options granted in 2010 was $3.59 for each option granted. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2010 and beyond is estimated as follows:

Year	(in thousands)
October 2010 - December 2010	$29
2011	65
2012	45
2013	11
2014	—

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income (loss) was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of September 30, 2010
Available for Sale
State and municipal	$260,967	$19,347	$(117)	$280,197
Mortgage-backed securities-residential (GSEs)	318,588	12,108	(60)	330,636
Collateralized mortgage obligations	189,579	4,787	(69)	194,297
Equity securities	4,463	—	(111)	4,352
Other securities	3,514	8	(844)	2,678
Total available for sale	$777,111	$36,250	$(1,201)	$812,160

As of December 31, 2009
Available for Sale
U.S. government agency	$14,386	$1	$—	$14,387
State and municipal	225,845	8,588	(948)	233,485
Mortgage-backed securities-residential (GSEs)	234,851	9,043	(186)	243,708
Collateralized mortgage obligations	211,123	4,595	(377)	215,341
Equity securities	4,463	—	(96)	4,367
Other securities	4,542	—	(1,223)	3,319
Total available for sale	$695,210	$22,227	$(2,830)	$714,607

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity or with no maturity are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$1,351	$1,369
One through five years	25,625	27,106
Six through ten years	79,316	84,293
After ten years	158,189	170,107
Mortgage-backed securities-residential (GSEs)	318,588	330,636
Collateralized mortgage obligations	189,579	194,297
Equity securities	4,463	4,352
Total available for sale securities	$777,111	$812,160

Proceeds from sales and calls of securities available for sale were $128,973 and $56,193 for the nine months ended September 30, 2010 and 2009, respectively. Gross gains of $3,017 and $244 and gross losses of $39 and $59 were realized on these sales during 2010 and 2009, respectively.

Proceeds from sales and calls of securities available for sale were $0 and $2,607 for the three months ended September 30, 2010 and 2009, respectively. Gross gains of $0 and $35 and gross losses of $0 and $59 were realized on these sales during 2010 and 2009, respectively.

Below is a summary of securities with unrealized losses as of September 30, 2010 and December 31, 2009 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
September 30, 2010 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$4,524	$(30)	$859	$(87)	$5,383	$(117)
Mortgage-backed securities-residential (GSEs)	25,338	(60)	—	—	25,338	(60)
Collateralized mortgage obligations	4,722	(69)	—	—	4,722	(69)
Equity securities	—	—	847	(111)	847	(111)
Other securities	—	—	1,658	(844)	1,658	(844)
Total temporarily impaired	$34,584	$(159)	$3,364	$(1,042)	$37,948	$(1,201)

	Less than 12 months		12 months or longer		Total
December 31, 2009 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$12,937	$(675)	$7,542	$(273)	$20,479	$(948)
Mortgage-backed securities-residential (GSEs)	43,904	(186)	—	—	43,904	(186)
Collateralized mortgage obligations	50,124	(376)	3	(1)	50,127	(377)
Equity securites	—	—	888	(96)	888	(96)
Other securities	—	—	3,319	(1,223)	3,319	(1,223)
Total temporarily impaired	$106,965	$(1,237)	$11,752	$(1,593)	$118,717	$(2,830)

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

As of September 30, 2010, the Company’s security portfolio consisted of 875 securities, 27 of which were in an unrealized loss position.  Unrealized losses on state and municipal securities have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The Company monitors  the financial condition of these issuers. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

The unrealized losses on equity securities are related to three financial institution stocks and have not been recognized into income because management intends to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery.  The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets. Management evaluated the near-term prospects of the issuers in relation to the severity of the impairment and does not consider these securities to be other-than-temporarily impaired at September 30, 2010.

The unrealized losses on other securities are related to three single issuer trust preferred securities and have not been recognized into income because management intends to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery.  Two of these investments are currently rated investment grade. The other investment is not rated. The Company performs a quarterly review of these securities and based on this review, no evidence of adverse changes in expected cash flows is anticipated. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Currently, the issuers have made all contractual payments and given no indication that they will not be able to make them into the future. The fair value of these debt securities is expected to recover as the securities approach their maturity date. As of September 30, 2010, the Company owned $2,678 of these securities with an unrealized loss of $836.

NOTE 4 - LOANS AND ALLOWANCE

	September 30, 2010	December 31, 2009

Commercial and industrial loans	$165,626	$195,509
Agricultural production financing	32,066	41,889
Farm real estate	38,764	45,332
Commercial real estate	373,298	407,658
Hotel	151,092	144,012
Residential real estate	783,355	813,602
Construction and development	101,319	142,472
Consumer	79,721	94,973
Total loans	1,725,241	1,885,447
Allowance for loan losses	(42,460)	(46,648)
Net loans	$1,682,781	$1,838,799

	September 30,
	2010	2009
Allowance for loan losses
Balances, January 1	$46,648	$34,583
Provision for losses	29,250	35,310
Recoveries on loans	1,904	1,389
Loans charged off	(35,342)	(16,341)
Balances, September 30	$42,460	$54,941

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination, and it was probable, at acquisition, that all contractually required payments would not be collected.  The outstanding balance and carrying amount of those loans is as follows:

	September 30, 2010	December 31, 2009
Commercial real estate	$2,430	$3,718
Mortgage	675	881
Construction & development	561	1,036
Outstanding balance	$3,666	$5,635
Carrying amount, net of allowance of $23 and $1,297	$3,307	$3,520

For those purchased loans disclosed above, the Company decreased the allowance for loan losses by $1,274 during the first nine months of 2010 due primarily to charge-offs during the period and increased the allowance by $1,463 during the first nine months of 2009.

Nonperforming loans were as follows:

	September 30,	December 31,
	2010	2009
Non-accrual loans	$79,705	$77,074
Renegotiated loans not on non-accrual	5,557	—
Past due loans (90 days or more and still accruing)	624	3,279

Impaired loans were as follows:

	September 30, 2010	December 31, 2009

Impaired loans with an allowance allocated	$55,170	$67,336
Impaired loans with no allocated allowances	37,112	26,793
Total impaired loans	$92,282	$94,129
Allowance allocated for impaired loans	$10,380	$24,499
Average balance of impaired loans year to date	$96,013	$84,387

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

Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months.  The Company has $19,792 of troubled debt restructurings (some of which are on non-accrual) and has allocated $2,928 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2010.  The Company has committed to lend additional amounts totaling $646 to customers with outstanding loans that are classified as troubled debt restructurings.

During the third quarter of 2010, the Company charged down/charged off three impaired loan relationships by $3,718.   For the first nine months of 2010, the Company charged down/charged off 39 loan relationships by $29,499.  All but approximately $13,900 had an allowance allocated in 2009.  Of the $92,282 of impaired loans at September 30, 2010, $30,014 has already been charged-off on these loans and the charge-offs were taken in 2010 or the second half of 2009.

NOTE 5 - DEPOSITS

	September 30, 2010	December 31, 2009

Noninterest-bearing demand	$270,212	$250,438
Interest-bearing demand	778,503	727,728
Savings	423,248	418,269
Certificates of deposit of $100 or more	254,140	290,843
Other certificates and time deposits	526,526	583,372
Total deposits	$2,252,629	$2,270,650

NOTE 6 — EARNINGS/(LOSS) PER COMMON SHARE

Earnings/(loss) per common share (EPS) were computed as follows:

	September 30, 2010			September 30, 2009
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
For the three months ended	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per common share:
Net income	$4,600	20,136,362	$	$1,388	20,136,362	$
Preferred dividends and accretion	(763)			(763)
Net income available to common shareholders	$3,837	20,136,362	$0.19	$625	20,136,362	$.03
Effect of dilutive shares/warrants		13,544			12,100
Net income available to common shareholders and assumed conversions	$3,837	20,149,906	$0.19	$625	20,148,462	$.03

	September 30, 2010			September 30, 2009
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
For the nine months ended	Income	Shares	Amount	Loss	Shares	Amount
Basic earnings/(loss) per common share:
Net income/(loss)	$10,014	20,136,362	$	$(35,503)	20,136,362	$
Preferred dividends and accretion	(2,290)			(2,155)
Net income/(loss) available to common shareholders	$7,724	20,136,362	$0.38	$(37,658)	20,136,362	$(1.87)
Effect of dilutive shares/warrants		13,380			—
Net income/(loss) available/(attributable) to common shareholders and assumed conversions	$7,724	20,149,742	$0.38	$(37,658)	20,136,362	$(1.87)

Stock options for 311,441 common shares on a quarterly basis, 305,441 common shares on a year-to-date basis and stock warrants for 571,906 common shares for both quarter and year-to-date basis in 2010 were not considered in computing diluted earnings per share because they were antidilutive.  Stock options for 305,506 common shares for the third quarter, 429,608 shares for the first nine months and stock warrants for 571,906 for both the quarter and year-to-date in 2009 were not considered in computing diluted earnings per share because they were antidilutive.

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

The fair value of other real estate and impaired loans with specific allocations of the allowance for loan losses are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the third party appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

		Fair Value Measurements at
		September 30, 2010 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
States and political subdivisions	$280,197	$	$280,197	$
Mortgage-backed securities - residential	330,636		330,636
Collateralized mortgage obligations	194,297		194,296	1
Equity securities	4,352	96		4,256
Other securities	2,678		783	1,895
Total investment securities available-for-sale	$812,160	$96	$805,912	$6,152

		Fair Value Measurements at December 31, 2009 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for sale
U.S. government agencies	$14,387	$	$14,387	$
States and political subdivisions	233,485		232,556	929
Mortgage-backed securities - residential	243,708		243,708
Collateralized mortgage obligations	215,341		215,340	1
Equity securities	4,367	111		4,256
Other securities	3,319		1,779	1,540
Total investment securities available-for-sale	$714,607	$111	$707,770	$6,726

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine month periods ended September 30, 2010 and 2009.

Nine months ended September 30, 2010

Available for sale securities
Beginning balance, January 1, 2010	$6,726
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—
Gains (losses) on securities	—
Included in other comprehensive income	356
Purchases, issuances, and settlements	—
Transfers in and / or out of Level 3	(930)
Ending balance, September 30, 2010	$6,152

Transfers out of level 3 are due to availability of pricing data obtained on a municipal security.

Nine months ended September 30, 2009

Available for sale securities
Beginning balance, January 1, 2009	$4,556
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—
Gains (losses) on securities	(59)
Included in other comprehensive income	250
Purchases, issuances, and settlements	3,105
Transfers in and / or out of Level 3	(770)
Ending balance, September 30, 2009	$7,082

Transfers out of level 3 are due to availability of pricing data obtained on a corporate security.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2010 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$			$
Construction and development	18,497			18,497
Commercial real estate	15,376			15,376
Hotel	7,488			7,488
Commercial and industrial loans	1,941			1,941
Other	1,488			1,488
Total impaired loans	44,790			44,790
Servicing rights	4,924		4,924
Other real estate owned	1,100			1,100

		Fair Value Measurements at December 31, 2009 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$52,133			$52,133
Servicing rights	5,042		5,042
Goodwill	62,909			62,909
Other real estate owned	1,369			1,369

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $55,170, with a valuation allowance of $10,380.  The Company recorded $7,877 of provision expense associated with these loans for the three month period ended September 30, 2010, and recorded $12,521 of provisions expense for the nine month period ended September 30, 2010.   The Company also recorded additional provision expense of $6,583 for the three month period and $17,980 for the nine month period ended September 30, 2009.

Servicing rights, which are carried at lower of cost or fair value, were written down to a fair value of $4,924, resulting in a valuation allowance of $814.  A $93 charge was included in the third quarter 2010 earnings and a $188 charge was included in the first nine months 2010 earnings.  $50 was credited to the third quarter of 2009 earnings and $854 was credited to the first nine months of 2009.

Goodwill, which is evaluated for impairment on an annual basis, or more frequently if the situation warrants, is carried at $62,909.  The Company recorded $45,076 of goodwill impairment charges in the second quarter of 2009.  No additional charges were taken in 2010.

Other real estate owned is evaluated at the time property is acquired through foreclosure or shortly thereafter.  Fair value is based on appraisals by qualified appraisers.  During the third quarter of 2010, $400 of charges were taken.  This has been the only activity in 2010.  No charges were taken in the three or nine month periods ended September 30, 2009.

The carrying amounts and estimated fair values of financial instruments at September 30, 2010 and December 31, 2009 are as follows:

September 30, 2010	Carrying amount	Fair Value
Financial assets
Cash and cash equivalents	$84,801	$84,801
Securities available-for-sale	812,160	812,160
Federal Home Loan Bank stock	21,534	N/A
Loans, net including loans held for sale	1,689,720	1,602,220
Accrued interest receivable	11,641	11,641

Financial liabilities
Deposits	2,252,629	2,262,302
Other borrowings	28,497	28,497
Subordinated debentures	50,079	26,543
FHLB advances	180,172	195,169
Accrued interest payable	3,808	3,808

December 31, 2009	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$71,689	$71,689
Securities available-for-sale	714,607	714,607
Restricted stock	27,359	N/A
Loans, net including loans held for sale	1,843,927	1,750,265
Accrued interest receivable	7,965	7,965

Financial liabilities
Deposits	2,270,650	2,283,151
Other borrowings	47,631	47,631
Subordinated debentures	49,966	26,485
FHLB advances	222,265	241,589
Accrued interest payable	4,786	4,786

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

NOTE 8 — REGULATORY CAPITAL

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity’s activities that are not part of the calculated ratios. Failure to meet capital requirements can initiate regulatory action. Risk adjusted capital levels of the Company’s subsidiary bank exceed regulatory definitions of well-capitalized institutions. During the second quarter of 2010, the Bank entered into an agreement with its regulators to maintain a Tier 1 leverage ratio of at least 8% and a total risk based capital ratio of at least 11%. (See Note 9 below).

Actual and required capital amounts and ratios are presented below:

			Required for		To Comply with
	Actual		Adequate Capital		Regulatory Agreement
September 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$287,395	16.3%	140,920	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	265,247	15.1	70,460	4.0	N/A	N/A
Tier 1 capital (to average assets)	265,247	9.5	111,745	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	264,855	15.1%	140,120	8.0%	192,665	11.0%
Tier 1 capital (to risk-weighted assets)	242,707	13.9	70,060	4.0	—	—
Tier 1 capital (to average assets)	242,707	8.8	110,545	4.0	221,089	8.0

			Required for		To Be Well
	Actual		Adequate Capital		Capitalized
December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$280,691	14.8%	151,651	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	256,774	13.5	75,825	4.0	N/A	N/A
Tier 1 capital (to average assets)	256,774	8.8	117,099	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	252,284	13.3%	151,251	8.0%	189,064	10.0%
Tier 1 capital (to risk-weighted assets)	228,367	12.1	75,625	4.0	113,438	6.0
Tier 1 capital (to average assets)	228,367	7.8	116,859	4.0	146,073	5.0

Management believes as of September 30, 2010, the Company and the Bank meet all capital adequacy requirements to which they are subject to be considered well-capitalized. The holding company is a source of additional financial strength to the Bank with its $11,000 in cash and its ability to downstream additional capital to the Bank.

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

NOTE 10 — SUBSEQUENT EVENT

On October 1, 2010, the Company announced the sale of its property and casualty and health insurance book of businesses related to its insurance subsidiary, MainSource Insurance (MSI), to Encore Insurance Group, LLC.  Encore Insurance Group, LLC. will be managed by the previous management team from MainSource Insurance.  As a result of the transaction, the Company will book a pre-tax gain of approximately $900 thousand in the fourth quarter of 2010.  Goodwill of approximately $990 will be eliminated.  For the first nine months of 2010, $1,568 of property and casualty and health insurance commissions were earned by MSI.  Life insurance, which will continue to be brokered throught MSI, had $52 of commissions earned in the first nine months of 2010.

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

Forward-Looking Statements

Except for historical information contained herein, the discussion in this report includes certain forward-looking statements based upon management expectations. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The Company disclaims any intent or obligation to update such forward looking statements. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government, including policies of the U.S. Treasury; the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Company’s loan and investment portfolios; the Company’s ability to integrate acquisitions, the impact of our acquisition strategy, and other factors, including the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the risk factors set forth in Item 1A of this Quarterly Report on 10Q, and in other reports we file from time to time with the Securities and Exchange Commission. The Company intends the forward looking statements set forth herein to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Results of Operations

Net income for the third quarter of 2010 was $4,600 compared to a net income of $1,388 for the third quarter of 2009. The substantial increase in net income was primarily attributable to reduced provision expense taken in the third quarter of 2010 offset by increased FDIC assessments and losses on OREO property.  Diluted earnings per common share for the third quarter totaled $0.19 in 2010, an increase from the $0.03 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 5.90% for the third quarter of 2010 while return on average assets was 0.64% for the same period, compared to 1.72% and 0.19% in the third quarter of 2009.

For the nine months ended September 30, 2010, net income was $10,014 compared to a net loss of $35,503 for the same period a year ago.  The increase in net income was caused primarily by the $45,076 goodwill impairment charge taken in the second quarter of 2009, higher net interest income, reduced provision expense, increased securities gains and increased trust and investment product fees offset by lower mortgage banking income.  Earnings/(loss) per share increased to $.38 in 2010 from $(1.87) in 2009. Return on average shareholders’ equity was 4.43% for the first nine months of 2010 while return on average assets was 0.46% for the same period, compared to (13.81)% and (1.63)% in the first nine months of 2009.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Third quarter net interest income of $25,794 in 2010 was an increase of 3.5% versus the third quarter of 2009. Average earning assets decreased by $92 million.  Average balances of Fed Funds sold and the investment portfolio increased by $29 million and $139 million respectively but was offset by a decrease in average loans of $231 million.  This shift in asset mix resulted in a lower yield on earning assets for the quarter.  This decrease was more than offset by a shift in the liability mix to lower costing funds.  Average time deposits decreased $206 million and were replaced by lower costing transaction-based accounts of $198 million.  This shift resulted in our cost of funds lowering to 1.30% in the third quarter of 2010 vs 1.75% in the third quarter of 2009.  Net interest margin, on a fully-taxable equivalent basis, was 4.14% for the third quarter of 2010, a significant increase compared to 3.83% for the same period a year ago and a nine basis point decrease on a linked quarter basis.  Part of the improvement in the Company’s net interest margin for the quarter was due to a payoff of $6 million on a non-performing loan.  As a result of this payoff, the Company recovered $1.2 million in interest income.

For the first nine months of 2010, the Company’s net interest margin was 4.07% compared to 3.81% for the first nine months of 2009.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

Third quarter non-interest income for 2010 was $9,406 compared to $9,796 for the third quarter of 2009.  The decrease was primarily due to the swing in gains/losses on OREO properties.  In the third quarter of 2010, the Company recorded $595 of losses on OREO properties compared to $323 of OREO gains in the same period a year ago.  The majority of the loss in the third quarter of 2010 was related to one property that has been in OREO for slightly over a year.  An updated appraisal on this property triggered the write-down.

For the nine months ended September 30, 2010, non-interest income was $30,597 compared to $29,303 for the same period a year ago. Increases in trust and investment product fees ($624) due to more financial advisors in the field, service charges ($937) and interchange income ($603) as a result of an increased customer base due to the American Founders branch acquisitions in the second quarter of 2009 and the opening of a de novo branch in Columbus, Indiana in the third quarter of 2009,  and securities gains ($2,793) as a result of favorable pricing on some portfolio sectors in the first half of 2010, were offset by a reduction in mortgage banking

($2,169) and other income ($1,867).  Record refinancing levels in 2009 were not repeated in 2010.  This record financing  level also impacted the revenue generated by MainSource Title.  Its revenue declined by $675 through nine months of 2010.  Finally, as mentioned above, the Company experienced losses on ORE properties in 2010 versus gains in 2009.

Non-interest Expense

The Company’s non-interest expense was $23,006 for the third quarter of 2010 compared to $21,671 for the same period in 2009.  The increase from 2009 was primarily related to an increase of employee expenses as a result of the de novo office in Columbus, Indiana and an increase in FDIC insurance expense.  All other major categories of non-interest expense showed modest increases or decreases during the third quarter.  The Company’s efficiency ratio was 63.08% for the third quarter of 2010 compared to 60.70% for the same period a year ago

For the nine months ended September 30, 2010, non-interest expense was $68,068 compared to $110,010 for the same period a year ago. The largest increase was due to a goodwill impairment charge of $45,076.  Additionally, the aforementioned de novo in Columbus, Indiana increased employee expenses.  All other categories showed modest increases or decreases.  The Company’s efficiency ratio was 61.51% for the first nine months of 2010 compared to 62.08% for the same period a year ago (excluding the effect of the goodwill impairment charge).

Income Taxes

The effective tax rate for the first nine months was (3.6)% for 2010 compared to (18.0)% for the same period a year ago.  The increase in the effective rate is due primarily to the Company’s growth in net income in 2010 compared to 2009.  No valuation allowance has been established as management believes it will generate sufficient income in future years to realize the net operating loss benefits.

The Company and its subsidiaries file consolidated income tax returns.

Financial Condition

Total assets at September 30, 2010 were $2,853,541, a decrease of $53 million compared to $2,906,530 as of December 31, 2009.  An increase in cash and cash equivalents of $13 million and investment securities of $98 million was offset primarily by a decrease in loans of $154 million.  Average earning assets represented 90.7% of average total assets for the first nine months of 2010 and 90.2% for the same period in 2009. Average loans represented 80.0% of average deposits in the first nine months of 2010 and 92.5% for the comparable period in 2009. The average of loans to deposits decreased in 2010 as a result of loan payoffs and charge-offs more than offsetting any new loan growth. Given the current economic environment, the Company is experiencing weak loan demand.  Average loans as a percent of average assets were 62.6% and 68.6% for the nine-month periods ended September 30, 2010 and 2009 respectively.

The decrease in deposits of $18 million from December 31, 2009 to September 30, 2010 was due primarily to a decrease in time deposits of $94 million with a smaller increase in transaction-based accounts of $76 million.

Shareholders’ equity was $312 million on September 30, 2010 compared to $294 million on December 31, 2009.  The increase in shareholder equity was attributable to the Company’s net income of $10,014 for the first nine months of 2010 and an increase in other comprehensive income of $10,175 due to the increase in the market value of the Company’s investment portfolio, offset by the preferred dividend of $2,137 and common dividend of $604.  Book value (shareholders’ equity) per common share was $12.71 at September 30, 2010 versus $11.84 at year-end 2009. Accumulated other comprehensive income increased book value per share by $1.13 at September 30, 2010 and increased book value per share by $0.63 at December 31, 2009.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.  The decrease in interest rates during the first nine months of 2010 was the primary reason for the increase in other accumulated comprehensive income as the Company’s investment portfolio increased in market value as a result of the change in interest rates.

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

The Company has both internal and external loan review personnel who annually review the top 100 loan relationships.. External loan review personnel examine all commercial credit relationships over $1.85 million.

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

Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 45.4% of total loans at September 30, 2010 and 43.2% at December 31, 2009. The Company anticipates this category of loans to decrease as a large portion of future residential real estate loan originations will be sold to the secondary market.  On September 30, 2010, the Company had $6,939 of residential real estate loans held for sale, which was an  increase from the year-end balance of $5,128. The Company generally retains the servicing rights on mortgages sold.

Loans are placed on non-accrual status when, in management’s judgment, the collateral value and/or the borrower’s financial condition does not justify accruing interest. As a general rule, commercial and real estate loans are reclassified to non-accrual status at or before becoming 90 days past due. Uncollected interest previously recorded is reversed and charged against current income. Subsequent interest payments collected on non-accrual loans are thereafter applied as a reduction of the loan’s principal balance.   Non-accrual loans and loans 90 days past due and still accruing were as follows:

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Amount	$80,329	$85,820	$91,054	$80,353	$89,444
Percent of loans	4.66%	4.89%	4.99%	4.26%	4.60%

The decrease in non-performing loans since June 30, 2010 of $5,491 was primarily attributable to chargedowns/chargeoffs taken in the quarter.  During the third quarter, approximately $10,000 of new non-performing loans were identified.  Of the $80,329 of non-performing loans at September 30, 2010, $55,170 had a specific reserve allocated of $10,380.  The allowance for loan losses was $42,460 as of September 30, 2010 and represented 2.46% of total outstanding loans compared to $41,436 at June 30, 2010 or 2.36% of total outstanding loans and $46,648 as of December 31, 2009 or 2.47% of total outstanding loans.

Approximately 50% of the non-accrual loan balance is attributable to 17 large credit relationships over $1,000. These loans are primarily land development and real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses.  The provision for loan losses was $7,000 in the third quarter of 2010 compared to $13,515 for the same period in 2009 and $12,750 for the second quarter of 2010. The decrease in provision expense was primarily due to the decrease in the level of non performing loans and decrease in the level of chargeoffs.   As previously discussed, non-performing loans decreased during the quarter by approximately $5,500.  This was a reduction in the number of new non-performing loans from the level the Company had been experiencing in prior quarters.  The Company believes that it has identified all significant collateral dependent loans and has charged these loans down to their appraised values less estimated selling costs.

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

Net loan losses were $5,976 for the third quarter of 2010 compared to $6,121 for the third quarter of 2009 and $33,438 for the first nine months  of 2010 compared to $14,952 for the same period a year ago.  Approximately 85% of the Company’s charge-offs for the first nine months of 2010 were related to 39 commercial credits where the value of the collateral no longer supported the value of the loan due to declines in collateral values since origination.  All but approximately $13,900 of these charge-offs had an allowance allocated in the prior year.  Of this $13,900, approximately $5,900 related to the two credits where an updated appraisal was received

in the second quarter of 2010.   As a result of a recent regulatory examination, the Company was instructed to charge down loans that are collateral dependent to the updated value of the collateral rather than carry a specific reserve.  During the fourth quarter of 2009 and the three quarters of 2010 as part of its on-going monitoring, the Company obtained updated appraisals and charged down loans that fell within this scope as estimated losses were confirmed.  The charge-offs (or charge-downs) taken in the fourth quarter of 2009 and the first three quarters of 2010 will impact future calculations of the allowance for loan losses as the historical loss ratios will increase for the commercial loan homogeneous pools.

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The allowance for loan losses as of September 30, 2010 was considered adequate by management.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of September 30, 2010, the Company had $812,160 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $35,049 was recorded to adjust the AFS portfolio to current market value at September 30, 2010, compared to an unrealized pre-tax gain of $19,397 at December 31, 2009. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future and the decline in fair value is largely due to temporary illiquidity and not necessarily the expected cash flows of the individual securities. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 86.3% and 82.2% of total average earning assets for the nine-month periods ending September 30, 2010 and 2009. Total interest-bearing deposits averaged 88.7% and 89.1% of average total deposits for the nine-month periods ending September 30, 2010 and 2009, respectively.  The Company generates the majority of its interest bearing deposits in its geographic footprint and does not have tht need to obtain many brokered CDs.  The brokered CD balance was less than $500 at September 30, 2010.  Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $180,172 outstanding at September 30, 2010. These advances have interest rates ranging from 2.47% to 5.90%.  All of the current advances were originally long-term advances with approximately $28,000 maturing in 2010, $16,000 maturing in 2011, $21,000 maturing in 2012, $15,000 maturing in 2013, $25,000 maturing in 2014, and $75,000 maturing in 2015 and beyond.

Capital Resources

Total shareholders’ equity was $311,996 at September 30, 2010, which was an increase of $17,534 compared to the $294,462 of shareholders’ equity at December 31, 2009. The increase in shareholder equity was attributable to the Company’s net income of $10,014 for the first nine months of 2010 and increase in other comprehensive income of $10,175 due to the increase in the market value of the Company’s investment portfolio, offset by the preferred dividend of $2,137 and common dividend of $604.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At September 30, 2010, Tier 1 capital to total average assets was 9.5%. Tier 1 capital to risk-adjusted assets was 15.1%. Total capital to risk-adjusted assets was 16.3%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company’s subsidiary bank exceed regulatory definitions of well-capitalized institutions and complied with thresholds established under the agreement. (See Note 9.)

The Company declared and paid common dividends of $0.010 per share in the third quarter of 2010 versus $0.050 for the third quarter of 2009.  For the first nine months of 2010, the Company declared and paid common dividends of $0.030 per share compared to $0.245 for the first nine months of 2009.  To prudently manage capital, the Company elected to reduce its dividend from $.14 to $.05 starting in the second quarter of 2009, and from $.05 to $.01 starting in the fourth quarter of 2009.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 76.1% of total earning assets for the nine months ended September 30, 2010 and 70.6% for the same period in 2009.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2010 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

November 9, 2010

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

November 9, 2010

/s/ James M. Anderson
James M. Anderson
Senior Vice President & Chief Financial Officer