Form 10-K
period 2010-12-31
MAINSOURCE FINANCIAL GROUP
filed 2011-03-10
CIK 720002

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $144,377,716 as of June 30, 2010.

As of March 10, 2011, there were outstanding 20,136,362 common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K Into Which Incorporated
Definitive Proxy Statement for Annual Meeting of Shareholders to be held April 27, 2011	Part III (Items 10 through 14)

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

PART I.

(Dollar amounts in thousands except per share data)

ITEM 1.   BUSINESS

General

       MainSource Financial Group, Inc. ("MainSource" or the "Company") is a financial holding company based in Greensburg, Indiana. As of December 31, 2010, the Company operated one banking subsidiary: MainSource Bank ("the Bank"), an Indiana state chartered bank. Through its non-bank affiliates, the Company provides services incidental to the business of banking. Since its formation in 1982, the Company has acquired and established various institutions and financial services companies and may acquire additional financial institutions and financial services companies in the future. For further discussion of the business of the Company see Management's Discussion and Analysis in Part II, Item 7.

       As of December 31, 2010, the Company operated 80 branch banking offices in Indiana, Illinois, Ohio and Kentucky. As of December 31, 2010, the Company had consolidated assets of $2,769,312, consolidated deposits of $2,211,564 and shareholders' equity of $302,570.

       Through the Bank, the Company offers a broad range of financial services, including: accepting time and transaction deposits; making consumer, commercial, agribusiness and real estate mortgage loans; renting safe deposit facilities; providing personal and corporate trust services; and providing other corporate services such as letters of credit and repurchase agreements.

       The lending activities of the Bank are separated into primarily the categories of commercial/agricultural, real estate and consumer. Loans are originated by the lending officers of the Bank subject to limitations set forth in lending policies. The Board of Directors of the Bank monitors concentrations of credit, problem and past due loans and charge-offs of uncollectible loans and approves loan policy. The Bank maintains conservative loan policies and underwriting practices in order to address and manage loan risks. These policies and practices include granting loans on a sound and collectible basis, serving the legitimate needs of the community and the general market area while obtaining a balance between maximum yield and minimum risk, ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan, developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category and developing and applying adequate collection policies.

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

       Residential real estate lending has been the largest component of the loan portfolio for many years. The Bank generates residential mortgages for its own portfolio. However, the Company elects to sell the majority of its fixed rate mortgages into the secondary market while maintaining the servicing of such loans. At December 31, 2010, the Company was servicing a $782 million residential real estate loan portfolio. By originating loans for sale in the secondary market, the Company can more fully satisfy customer demand for fixed rate residential mortgages and increase fee income, while reducing the risk of loss caused by rising interest rates.

       The principal source of revenues for the Company is interest and fees on loans, which accounted for 59.8% of total revenues in 2010, 63.2% in 2009 and 67.9% in 2008.

       The Company's investment securities portfolio is primarily comprised of U. S. Treasuries, state and municipal bonds, U. S. government sponsored entity's mortgage-backed securities and corporate securities. The Company has classified its entire investment portfolio as available for sale, with fair value changes reported separately in shareholders' equity. Funds invested in the investment portfolio generally represent funds not immediately required to meet loan demand. Income related to the Company's investment portfolio accounted for 16.6% of total revenues in 2010, 14.8% in 2009 and 15.0% in 2008. As of December 31, 2010, the Company had not identified any securities as being "high risk" as defined by the FFIEC Supervisory Policy Statement on Securities Activities.

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

Employees

       As of December 31, 2010, the Company and its subsidiaries had 926 full-time equivalent employees to whom they provide a variety of benefits and with whom they enjoy excellent relations. None of our employees are subject to collective bargaining agreements.

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

  Capital Requirements

       As discussed above, the Company and the Bank must meet certain minimum capital requirements mandated by each of their state or federal regulators. These regulatory agencies require BHCs and banks to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. The FRB requires BHCs to maintain a minimum Tier 1 leverage ratio of 3% capital to total assets; however, for all but the most highly rated institutions which do not anticipate significant growth, the minimum Tier 1 leverage ratio is 3% plus an additional cushion of 100 to 200 basis points. As of December 31, 2010, the Company's leverage ratio of capital to total assets was 9.7%. The FRB and FDIC each have approved the imposition of "risk-adjusted" capital ratios on BHCs and financial institutions. The Company's Tier 1 Capital to Risk-Weighted Assets Ratio was 15.5% and its Total Capital to Risk-Weighted Assets Ratio was 16.8% at December 31, 2010. The Bank had capital to asset ratios and risk- adjusted capital ratios at December 31, 2010, in excess of the applicable minimum regulatory requirements

  Emergency Economic Stabilization Act of 2008

       In October 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") was enacted. The EESA authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program ("TARP"). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. EESA also increased the amount of deposit insurance provided by the FDIC.

       The U.S. Department of the Treasury ("Treasury"), working with the Federal Reserve Board, established late in 2008 the TARP Capital Purchase Program ("CPP"), which was intended to stabilize the financial services industry. One of the components of the CPP included a $250 billion voluntary capital purchase program for certain qualified and healthy banking institutions. Pursuant to the CPP, Treasury purchased from the Company 57,000 shares of $1,000 par value senior perpetual preferred securities at a price of $57 million equal to approximately 3.0% of the Company's then risk-weighted assets. Such preferred shares pay a dividend of 5% for the first five years and will increase to 9% thereafter. In addition, subject to certain limited exceptions, as a participant in the CPP, the Company is prohibited from (a) increasing its dividend to common shareholders and (b) conducting share repurchases without prior approval of the Treasury. In connection with the Company's participation in the CPP, Treasury also received a warrant for the purchase of common stock in the amount of 571,906 shares at a strike price of $14.95 per share. The warrant expires on January 16, 2019.

  American Recovery and Reinvestment Act of 2009

       On February 17, 2009, President Barack Obama signed the American Recovery and Reinvestment Act of 2009 ("ARRA"), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, ARRA imposes new executive compensation and corporate governance limits on current and future participants in the CPP, including the Company, which are in addition to those previously announced by Treasury. The new limits remain in place until the participant has redeemed the preferred stock sold to Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to Treasury's consultation with the recipient's appropriate federal regulator. On June 10, 2009, Treasury released an interim final rule, effective June 15, 2009, that provided guidance on the compensation and governance standards for participants in the CPP, and promulgated regulations to implement the restrictions and standards set forth in ARRA. Among other things, Treasury's final rule and ARRA significantly expanded the executive compensation restrictions previously imposed by EESA.

  The Dodd-Frank Wall Street Reform and Consumer Protection Act

       On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform act entitled the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (Dodd-Frank Act) that implements far-reaching changes to the regulation of the financial services industry, including provisions that, among other things will:

•
centralize responsibility for consumer financial protection by creating a new agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts; smaller financial institutions, including the Company, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws;

•
apply the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies;

•
require the FDIC to seek to make its capital requirements for banks countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction;

•
change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital;

•
implement corporate governance revisions, including with regard to executive compensation and proxy access by stockholders, that apply to all public companies, not just financial institutions;

•
make permanent the $250 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 to $250, and provide unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions;

•
repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts starting July 2011; and

•
increase the authority of the Federal Reserve to examine the Company and its non-bank subsidiaries.

       The Dodd-Frank Act includes certain provisions concerning the capital regulations of the United States banking regulators, which are often referred to as the "Collins Amendment." These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a company, such as the Company, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital. The banking regulators must develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under prompt corrective action regulations. The banking regulators also must seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction. The Act requires these new capital regulations to be adopted by the Federal Reserve in final form 18 months after the date of enactment of the Dodd-Frank Act (July 21, 2010). To date, no proposed regulations have been issued.

       Many aspects of the act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

  Other Recent Legislative and Regulatory Developments

       In addition to the laws and regulations discussed above, Congress, the United States Department of the Treasury ("Treasury") and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system and financial markets.

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

       In addition, on February 7, 2011, the Federal Reserve, along with other federal banking agencies, the National Credit Union Administration, the SEC, and the Federal Housing Finance Agency, published for comment a proposed rule that would regulate incentive-based compensation for entities deemed to be a "covered financial institution", which would not include the Company and the Bank based on current definitions in the proposed rule. These proposed rules incorporate many of the executive compensation principles described above, including a prohibition on compensation practices that encourage covered persons to take inappropriate risks by providing such person with excessive compensation. Comments are due within 45 days of publication in the Federal Register.

       On January 14, 2010, the current administration announced a proposal to impose a fee (the "Financial Crisis Responsibility Fee") on those financial institutions that benefited from recent actions taken by the U.S. government to stabilize the financial system. If implemented as initially proposed, the Financial Crisis Responsibility Fee will be applied to firms with over $50 billion in consolidated assets, and, therefore, by its terms would not apply to the Company. The Financial Crisis Responsibility Fee was not included in the Dodd-Frank Act. On February 14, 2011, the administration included a revised Financial Crisis Responsibility Fee in its proposed fiscal 2012 budget.

  Future Legislation

       In addition to the specific legislation described above, various additional legislation is currently being considered by Congress. This legislation may change banking statutes and the Company's operating environment in substantial and unpredictable ways and may increase reporting requirements and governance. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on its business, results of operations, or financial condition.

ITEM 1A.    RISK FACTORS

       In addition to the other information contained in this report, the following risks may affect us. If any of these risks actually occur, our business, financial condition or results of operations may suffer. As a result, the price of our common shares could decline.

Risks Related to the Company's Business

Difficult conditions in the capital markets and the economy generally have affected and may continue to materially adversely affect our business and results of operations.

       From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although economic conditions have begun to improve, certain sectors, such as real estate, remain weak and unemployment remains high. Local governments and many businesses are still in serious difficulty due to lower consumer spending and the lack of liquidity in the credit markets.

       Market conditions also led to the failure or merger of several prominent financial institutions and numerous regional and community-based financial institutions. These failures, as well as projected future failures, have had a significant negative impact on the capitalization level of the deposit insurance fund of the FDIC, which, in turn, has led to a significant increase in deposit insurance premiums paid by financial institutions.

       The Company's financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that the Company offers, is highly dependent upon the business environment in the markets where the Company operates and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters, or a combination of these or other factors.

       During 2010, the business environment has continued to be adverse for many households and businesses in the United States and worldwide. While economic conditions in the United States and worldwide have begun to improve, there can be no assurance that this improvement will continue. Such conditions have affected, and could continue to adversely affect, the credit quality of the Company's loans, results of operations and financial condition.

Recently enacted and potential further financial regulatory reforms could have a significant impact on our business, financial condition and results of operations.

       On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") into law. The Dodd-Frank Act is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

•
a reduction in the ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

•
increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•
the limitation on the ability to raise new capital through the use of trust preferred securities, as any new issuances of these securities will no longer be included as Tier 1 capital going forward;

•
a potential reduction in fee income due to limits on interchange fees applicable to larger institutions which could effectively reduce the fees we can charge; and

•
the limitation on the ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

       Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act, which may negatively impact results of operations and financial condition.

       We cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us. However, the costs of complying with any additional laws or regulations could have a material adverse effect on our financial condition and results of operations.

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

       As of December 31, 2010, our total loan portfolio was approximately $1,680,971 or 61% of our total assets. Three major components of the loan portfolio are loans principally secured by real estate, approximately $1,431,757 or 85% of total loans; other commercial loans, approximately $178,678 or 11% of total loans; and consumer loans, approximately $70,536 or 4% of total loans. Our credit risk with respect to our consumer installment loan portfolio and commercial loan portfolio relates principally to the general creditworthiness of individuals and businesses within our local market area. Our credit risk with respect to our residential and commercial real estate mortgage and construction loan portfolio relates principally to the general creditworthiness of individuals and businesses and the value of real estate serving as security for the repayment of the loans. A related risk in connection with loans secured by commercial real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as security. Credit issues, particularly within our residential and commercial real estate mortgage and construction loan portfolio, may continue to broaden during 2011 depending on the severity and duration of the declining economy and the current credit cycle.

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

       Our results of operations are affected principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings. We cannot predict or control changes in interest rates. National, regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, affect market interest rates. While we have instituted policies and procedures designed to manage the risks from changes in market interest rates, at any given time our assets and liabilities will likely be affected differently by a given change in interest rates, principally because we do not match the maturities of our loans and investments precisely with our deposits and other funding sources. Changes in interest rates may also affect the level of voluntary prepayments on our loans and the level of financing or refinancing by customers. As of December 31, 2010, we had a negative interest rate gap of 22% of interest earning assets in the one-year time frame. Although this is within our internal policy limits, our earnings will be adversely affected in periods of rising interest rates because, during such periods, the interest expense paid on deposits and borrowings will generally increase more rapidly than the interest income earned on loans and investments. If such an interest rate increase occurred gradually, we would use our established procedures to attempt to mitigate the effects over time. However, if such an interest rate increase occurred rapidly, or interest rates exhibited volatile increases and decreases, we might be unable to mitigate the effects, and our net interest income could suffer significant adverse effects. While management intends to continue to take measures to mitigate interest rate risk, we cannot assure you that such measures will be entirely effective in minimizing our exposure to the risk of rapid changes in interest rates.

We may be required to pay significantly higher Federal Deposit Insurance Corporation (FDIC) premiums in the future.

       Insured institution failures during the past several years, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects the higher rate of insured institution failures to continue for the next few years compared to the past; thus, the reserve ratio may continue to decline. In addition the Dodd-Frank Act permanently implemented FDIC insurance coverage for all deposit accounts up to $250,000 and revised the insurance premium assessment base from all domestic deposits to the average of total assets less tangible equity. The minimum reserve ratio of the deposit insurance fund has been increased from 1.15% to 1.35%, with the increase to be covered by assessments on insured institutions with assets over $10 billion until the new reserve ratio is reached. If financial institution failures continue and the FDIC reserve continues to decline, actions taken by the FDIC to increase assessment rates or enact special assessments could have an adverse impact on our results of operation.

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

       Our ability to retain key officers and employees may be further impacted by executive compensation and governance restrictions applicable to participants in Treasury's CPP, including restrictions on total compensation, equity compensation and severance payments. Additionally, recent proposed regulations issued by banking regulators regarding executive compensation may also impact our ability to compensate executives and, as a result, to attract and retain qualified personnel.

The geographic concentration of our markets makes our business highly susceptible to local economic conditions.

       Unlike larger banking organizations that are more geographically diversified, our operations are currently concentrated in 31 counties in Indiana, three counties in Illinois, two counties in Ohio, and three counties in Kentucky. As a result of this geographic concentration in four fairly contiguous markets, our financial results depend largely upon economic conditions in these market areas. A deterioration in economic conditions in one or all of these markets could result in one or more of the following:

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

The Company may be subject to future goodwill impairment charges

       During 2009, the Company recorded $80,310 in goodwill impairment charges in the second and fourth quarters. No goodwill impairment charges were recorded in 2010. While the Company does not currently anticipate that there will be additional impairment charges required in the future, it can make no guarantees that none will be taken. If more impairment is recorded, it will have a negative impact on future earnings.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

       None.

ITEM 2.    PROPERTIES

       As of December 31, 2010, the Company leased an office building from one of its subsidiaries for use as its corporate headquarters. The Company's subsidiaries own, or lease, all of the facilities from which they conduct business. All leases are comparable to other leases in the respective market areas and do not contain provisions materially detrimental to the Company or its subsidiaries. As of December 31, 2010 the Company had 80 banking locations. At December 31, 2010, the Company had approximately $48,861 invested in premises and equipment.

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

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER'S PURCHASES OF EQUITY SECURITIES

Market Information

       The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol MSFG. The Common Stock was held by approximately 5,000 shareholders at March 10, 2011. The quarterly high and low closing prices for the Company's common stock as reported by NASDAQ and quarterly cash dividends declared and paid are set forth in the tables below. All per share data is retroactively restated for all stock dividends and splits.

       The range of known per share prices by calendar quarter, based on actual transactions, excluding commissions, is shown below.

	Market Prices
2010	Q1	Q2	Q3	Q4

High	$7.40	$9.00	$7.67	$10.76
Low	$4.40	$6.70	$5.43	$7.68
2009	Q1	Q2	Q3	Q4

High	$15.16	$10.35	$7.74	$7.04
Low	$4.85	$7.00	$5.64	$4.45
	Cash Dividends
2010	Q1	Q2	Q3	Q4

	$0.010	$0.010	$0.010	$0.010
2009	Q1	Q2	Q3	Q4

	$0.145	$0.050	$0.050	$0.010

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

Equity Compensation Plan Information

       The following table sets forth information regarding securities authorized for issuance under the Company's equity compensation plans as of December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	409,783	$13.30	452,333
Equity compensation plans not approved by security holders	—	—	—

Total	409,783	$13.30	452,333

Stock Performance Graph

       The following performance graph compares the performance of our common shares to the performance of the NASDAQ Market Index (U.S.) and the NASDAQ Bank Stocks Index for the 60 months ended December 31, 2010. The graph assumes an investment of $100 in each of the Company's common shares, the NASDAQ Market Index (U.S.) and the NASDAQ Bank Stocks Index on December 31, 2005.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

MainSource Financial Group	100.00	99.85	92.14	91.91	28.81	59.73
NASDAQ MARKET INDEX (U.S.)	100.00	109.52	120.27	71.51	102.89	120.30
NASDAQ Bank Stocks Index	100.00	111.01	86.51	65.81	53.63	60.00

ITEM 6.    SELECTED FINANCIAL DATA

Selected Financial Data
(Dollar amounts in thousands except per share data)

	2010	2009	2008	2007	2006

Results of Operations
Net interest income	$101,252	$98,008	$87,525	$74,397	$68,268
Provision for loan losses	35,250	46,310	20,918	5,745	1,819
Noninterest income	41,291	40,050	29,697	28,126	23,039
Noninterest expense	92,252	167,532	72,773	68,020	59,642
Income (loss) before income tax	15,041	(75,784)	23,531	28,758	29,846
Income tax (benefit)	239	(11,645)	4,379	6,888	7,605
Net income (loss)	14,802	(64,139)	19,152	21,870	22,241
Preferred dividends and accretion	(3,054)	(2,919)	—	—	—
Net income (loss) available to common shareholders	11,748	(67,058)	19,152	21,870	22,241
Dividends paid on common stock	805	5,135	11,133	10,392	8,944
Per Common Share*
Earnings (loss) per share (basic)	$0.58	$(3.33)	$1.00	$1.17	$1.30
Earnings (loss) per share (diluted)	0.58	(3.33)	1.00	1.17	1.29
Dividends paid	0.04	0.26	0.58	0.56	0.53
Book value — end of period	12.24	11.84	14.90	14.22	13.50
Market price — end of period	10.41	4.78	15.50	15.56	16.94
At Year End
Total assets	$2,769,312	$2,906,530	$2,899,835	$2,536,437	$2,429,773
Securities	806,071	714,607	513,310	489,739	485,259
Loans, excluding held for sale	1,680,971	1,885,447	1,995,601	1,693,678	1,574,384
Allowance for loan losses	42,605	46,648	34,583	14,331	12,792
Total deposits	2,211,564	2,270,650	2,009,324	1,901,829	1,859,689
Federal Home Loan Bank advances	152,065	222,265	433,167	257,099	208,443
Subordinated debentures	50,117	49,966	49,816	41,239	41,239
Shareholders' equity	302,570	294,462	299,949	264,102	253,247
Financial Ratios
Return on average assets	0.51%	(2.19)%	0.73%	0.90%	1.06%
Return on average common shareholders' equity	4.86	(22.61)	6.90	8.49	10.39
Allowance for loan losses to total loans (year end, excluding held for sale)	2.53	2.47	1.73	0.85	0.81
Allowance for loan losses to total non-performing loans (year end)	46.55	50.60	58.31	69.93	73.18
Shareholders' equity to total assets (year end)	10.93	10.13	10.34	10.41	10.42
Average equity to average total assets	10.59	11.59	10.57	10.57	10.13
Dividend payout ratio	6.85	NM	58.13	47.52	40.21

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

Overview

       MainSource Financial Group, Inc. ("MainSource" or the "Company") is a financial holding company whose principal activity is the ownership and management of its wholly owned subsidiary bank: MainSource Bank headquartered in Greensburg, Indiana (the "Bank"). The Bank operates under an Indiana state charter and is subject to regulation by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation. Non-banking subsidiaries include MainSource Insurance, LLC, Insurance Services Marketing, LLC and MainSource Title, LLC. These three subsidiaries are subject to regulation by the Indiana Department of Insurance. The Company sold the property and casualty and health insurance book of businesses related to MainSource Insurance, LLC in the fourth quarter of 2010, but retained its business relating to annuities and credit life insurance.

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

Results of Operations

       Net income/(loss) attributable to common shareholders was $11,748 in 2010, $(67,058) in 2009, and $19,152 in 2008. Earnings/(loss) per common share on a fully diluted basis were $0.58 in 2010, $(3.33) in 2009, and $1.00 in 2008. The primary drivers that led to the increase in net income in 2010 were no goodwill impairment charge in 2010 compared to an $80,310 goodwill impairment charge taken in 2009, a reduction in the Company's loan loss provision expense of $11,060, realized gains on sales of investment securities of $1,716, brokerage income of $631, and an increase in service charge income of $925. Offsetting these items was a decrease in mortgage banking income of $1,386 and an increase in employee costs of $3,796. Normal merit increases, the full year effect of the de novo office in Columbus, Indiana, and the full year effect of the branch acquisitions in May 2009 were the reasons for the employee costs increase. The low mortgage interest rate environment during 2009 led to increased refinancing activity in 2009 that subsided during 2010. The primary drivers that led to a reduction in net income from 2008 to 2009 was the aforementioned goodwill impairment charge of $80,310 and an increase in the Company's loan loss provision expense of $25,392. Offsetting these items was an increase in net interest income of $10,483 and mortgage banking income of $6,463. An increase in earning assets of $311,303 primarily due to acquisition activity resulted in higher net interest income. Key measures of the operating performance of the Company are return on average assets, return on average common shareholders' equity, and efficiency ratio. The Company's return on average assets was 0.51% for 2010 compared to (2.19)% for 2009 and 0.73% in 2008. The Company's return on average common shareholders' equity was 4.86% in 2010 compared to (22.6)% in 2009 and 6.9% in 2008. The Company's efficiency ratio, which measures the non-interest expenses of the Company as a percentage of its net interest income (on a fully taxable equivalent basis) and its non-interest income, was 62.5% in 2010 compared to 61.6% in 2009 (excluding the goodwill impairment charge of $80,310) and 60.7% in 2008.

Net Interest Income

       Net interest income and net interest margin are influenced by the volume and yield or cost of earning assets and interest-bearing liabilities. Tax equivalent net interest income of $107,541 in 2010 increased from $103,173 in 2009. Net interest margin, on a fully-taxable equivalent basis, was 4.11% for 2010 compared to 3.89% for the same period a year ago. The Company was able to match reductions in its yield on earning assets with a corresponding larger reduction in its cost of funds. Over the three year period interest income has been relatively stable as increases in earning assets in 2010 and 2009 have offset decreases in yield. Yields on loans stabilized in 2010 after dropping significantly in 2009. The Federal Reserve Bank continues to target the fed funds rate at 0%-.25%. A significant portion of the Company's CDs matured in 2010 and we were able to reprice those deposits to current, lower market rates.

       The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)*

	2010				2009				2008

Assets	Average Balance	Interest	Average Rate		Average Balance	Interest	Average Rate		Average Balance	Interest	Average Rate

Short-term investments	$33,037	$12	0.04%		$1,933	$11	0.57%		$1,993	$36	1.81%
Federal funds sold and money market accounts	44,025	190	0.43		54,496	128	0.23		8,303	158	1.90
Securities
Taxable	512,749	18,828	3.67		432,091	19,565	4.53		398,851	20,395	5.11
Non-taxable*	246,312	15,940	6.47		181,591	11,789	6.49		139,498	8,763	6.28

Total securities	759,061	34,768	4.58		613,682	31,354	5.11		538,349	29,158	5.42
Loans**
Commercial*	1,061,537	62,433	5.88		1,203,955	67,585	5.61		975,499	63,272	6.49
Residential real estate	400,994	24,536	6.12		465,462	29,753	6.39		508,019	33,802	6.65
Consumer	317,654	18,921	5.96		312,149	19,575	6.27		308,211	22,066	7.16

Total loans	1,780,185	105,890	5.95		1,981,566	116,913	5.90		1,791,729	119,140	6.65

Total earning assets	2,616,308	140,860	5.38		2,651,677	148,406	5.60		2,340,374	148,492	6.34

Cash and due from banks	41,427				44,266				52,698
Unrealized gains (losses) on securities	28,074				14,036				1,896
Allowance for loan losses	(43,711)				(46,308)				(19,747)
Premises and equipment,net	49,696				51,086				43,885
Intangible assets	72,765				129,180				138,079
Accrued interest receivable and other assets	113,814				86,966				71,367

Total assets	$2,878,373				$2,930,903				$2,628,552

Liabilities
Interest-bearing deposits DDA, savings, and money market accounts	$1,201,145	$6,184	0.51		$1,029,035	$7,177	0.70		$864,842	$10,017	1.16
Certificates of deposit	798,471	16,978	2.13		928,689	25,320	2.73		873,731	32,052	3.67

Total interest-bearing deposits	1,999,616	23,162	1.16		1,957,724	32,497	1.66		1,738,573	42,069	2.42
Short-term borrowings	40,320	258	0.64		50,885	442	0.87		44,913	1,293	2.88
Subordinated debentures	49,000	1,755	3.58		49,000	2,059	4.20		43,000	2,782	6.47
Notes payable and FHLB borrowings	197,769	8,144	4.12		269,443	10,235	3.80		297,333	10,990	3.70

Total interest-bearing liabilities	2,286,705	33,319	1.46		2,327,052	45,233	1.94		2,123,819	57,134	2.69
Demand deposits	259,607				238,411				203,979
Other liabilities	27,209				25,886				23,059

Total liabilities	2,573,521				2,591,349				2,350,857
Shareholders' equity	304,852				339,554				277,695

Total liabilities and shareholders' equity	$2,878,373	33,319	1.27	***	$2,930,903	45,233	1.71	***	$2,628,552	57,134	2.44	***

Net interest income		$107,541	4.11	****		$103,173	3.89	****		$91,358	3.90	****

Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$6,289				$5,165				$3,833

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

Volume/Rate Analysis of Changes in Net Interest Income
(Tax Equivalent Basis)

	2010 OVER 2009			2009 OVER 2008
	Volume	Rate	Total	Volume	Rate	Total

Interest income
Loans	$(12,014)	$991	$(11,023)	$11,211	$(13,438)	$(2,227)
Securities	6,667	(3,253)	3,414	3,865	(1,669)	2,196
Federal funds sold and money market funds	(47)	109	62	109	(139)	(30)
Short-term investments	11	(10)	1	—	(25)	(25)

Total interest income	(5,383)	(2,163)	(7,546)	15,185	(15,271)	(86)

Interest expense
Interest-bearing DDA, savings, and money market accounts	$962	$(1,955)	$(993)	$1,138	$(3,978)	$(2,840)
Certificates of deposit	(2,770)	(5,572)	(8,342)	1,481	(8,213)	(6,732)
Borrowings	(2,916)	641	(2,275)	(716)	(890)	(1,606)
Subordinated debentures	—	(304)	(304)	253	(976)	(723)

Total interest expense	(4,724)	(7,190)	(11,914)	2,156	(14,057)	(11,901)

Change in net interest income	$(659)	$5,027	4,368	$13,029	$(1,214)	11,815

Change in tax equivalent adjustment			1,124			1,332

Change in net interest income before tax equivalent adjustment			$3,244			$10,483

       Variances not attributed to rate or volume are allocated equally between rate and volume.

Provision for Loan Losses

       The Company expensed $35,250 in provision for loan losses in 2010. This level of provision allowed the Company to maintain an adequate allowance for loan losses. This topic is discussed in detail under the heading "Loans, Credit Risk and the Allowance and Provision for Loan Losses".

Non-interest Income and Expense

				Percent Change
	2010	2009	2008	10/09	09/08

Non-interest income
Insurance commissions	$1,711	$2,071	$2,073	-17.4%	-0.1%
Mortgage banking	7,642	9,028	2,565	-15.4%	252.0%
Trust and investment product fees	2,363	1,743	1,575	35.6%	10.7%
Service charges on deposit accounts	17,462	16,537	14,555	5.6%	13.6%
Net realized gains on securities sales	2,979	1,263	1,118	135.9%	13.0%
Increase in cash surrender value of life insurance	1,246	890	967	40.0%	-8.0%
Interchange income	5,487	5,178	3,600	6.0%	43.8%
Other	2,401	3,340	3,244	-28.1%	3.0%

Total non-interest income	$41,291	$40,050	$29,697	3.1%	34.9%

Non-interest expense
Salaries and employee benefits	$50,138	$46,342	$41,033	8.2%	12.9%
Net occupancy	6,654	6,660	6,061	-0.1%	9.9%
Equipment	7,855	7,468	6,496	5.2%	15.0%
Intangibles amortization	2,066	2,199	2,607	-6.0%	-15.7%
Telecommunications	1,882	2,015	1,863	-6.6%	8.2%
Stationery, printing, and supplies	1,478	1,608	1,374	-8.1%	17.0%
FDIC assessment	4,940	4,976	741	-0.7%	571.5%
Marketing	3,412	3,040	1,645	12.2%	84.8%
Collection expenses	3,579	3,255	1,225	10.0%	165.7%
Goodwill impairment	—	80,310	—	-100%	—
Other	10,248	9,659	9,728	6.1%	-0.7%

Total non-interest expense	$92,252	$167,532	$72,773	-44.9%	130.2%

Non-interest Income

       Non-interest income was $41,291 for 2010 compared to $40,050 for the same period in 2009, an increase of $1,241 or 3.1%. Increases in trust and investment product fees, service charges on deposit accounts, net realized gains on securities sales, increase in cash surrender value of life insurance and interchange income were the primary causes of the increase. These increases were offset by a reduction in insurance commissions, mortgage banking, and other income. The Company had an increase in the number of financial advisors in 2010 which equated to increased revenue. A continued emphasis on new account growth yielded additional service charge and interchange income. While the impact of the Dodd-Frank Act may impact future interchange income, the amount of this impact is impossible to predict. As a result of favorable pricing, the Company recorded gains during 2010 on the sale of securities at a higher level than 2009. The level of mortgage banking activity leveled off in 2010 from what the Company had experienced in 2009 when mortgage rates were at a record low. While the volume of mortgage loans sold decreased from $425 million in 2009 to $278 million in 2010, the average gain on the sale of these loans increased to 1.88% in 2010 from 1.32% in 2009. The reduction of insurance commissions was caused by the sale of the property and casualty book of business during the fourth quarter of 2010. Other Real Estate (ORE) losses were the primary cause of the reduction in other income. ORE losses were $1,097 in 2010 compared to a net gain of $200 in 2009. The Company's intent is to move these properties as quickly as possible. Only $1,500 of ORE property remains at December 31, 2010 from what was there at the start of 2010. Non-interest income as a percent of non-interest expense was 44.8% for 2010 compared to 23.9% for 2009. The increase was caused primarily by the goodwill impairment charge taken in 2009.

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

Non-interest Expense

       Total non-interest expense was $92,252 in 2010 compared to $167,532 in 2009, a decrease of $75,280 and 44.9%. The decrease was primarily attributable to goodwill impairment charges of $80,310 taken in 2009. Offsetting the goodwill impairment charges in 2009 were increases in salaries and employee benefits, equipment, marketing, collection, and other expenses. The largest increase was in the salaries and employee benefits area due to normal merit increases, higher mortgage loan commission expense, the de novo office in Columbus, Indiana, and the full year effect of branch acquisitions in May 2009.

       Total non-interest expense was $167,532 in 2009 compared to $72,773 in 2008, an increase of $94,759 and 130.2%. The increase was primarily attributable to goodwill impairment charges of $80,310. Based on the Company's annual testing of goodwill for impairment, it was determined that goodwill was impaired and an impairment charge of $45,076 was taken in the second quarter of 2009 and a $35,234 charge was taken in the fourth quarter. To a smaller degree, additional FDIC premiums of $4,235 and normal employee merit increases, a slight increase in the number of full-time equivalent employees, and additional branches as a result of acquisition activity caused increases in non-interest expenses.

Income Taxes

       The effective tax rate was 1.6% in 2010, 15.4% in 2009, and 18.6% in 2008. The decrease in the Company's effective tax rate from 2009 to 2010 was primarily due to an increase in tax exempt income in 2010 and no goodwill impairment charges in 2010. The decrease in the Company's effective tax rate from 2008 to 2009 was primarily due to the non-deductibility of a portion of the goodwill impairment taken as well as lower pretax earnings. The Company and its subsidiaries file consolidated income tax returns.

Balance Sheet

       At December 31, 2010, total assets were $2,769,312 compared to $2,906,530 at December 31, 2009, an decrease of $137 million. An increase in investment securities was more than offset by decreases in loans.

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

       Total loans (excluding those held for sale) decreased by $204,476 from year-end 2009. Approximately 25% of this decrease was in the Company's residential real estate portfolio as on balance sheet fixed-rate residential real estate loans refinanced during the year, the Company elected to sell these loans to the secondary market (while retaining the servicing for these loans). The remaining decrease in loan balances was primarily due to the following factors: a decrease in construction and development loans as the continued sluggish economy resulted in the Company ceasing the origination of these loans, charge-offs taken during 2010, and the overall decrease in loan demand across all segments. Residential real estate loans continue to represent the largest portion of the total loan portfolio and were 45% of total loans at December 31, 2010 compared to 43% of total loans at the end of 2009.

       The following table details the Company's loan portfolio by type of loan.

Loan Portfolio

	December 31
	2010	2009	2008	2007	2006

Types of loans
Commercial and industrial	$163,651	$195,509	$226,696	$214,393	$173,557
Agricultural production financing	36,596	41,889	40,334	29,812	25,588
Farm real estate	37,634	45,332	45,918	42,185	46,051
Commercial real estate mortgage	525,578	551,670	515,964	376,759	326,284
Construction and development	84,152	142,472	173,551	123,611	82,261
Residential real estate mortgage	759,409	813,602	877,145	780,102	790,962
Consumer	73,951	94,973	115,993	126,816	129,681

Total loans	$1,680,971	$1,885,447	$1,995,601	$1,693,678	$1,574,384

       The following table indicates the amounts of loans (excluding residential and commercial mortgages and consumer loans) outstanding as of December 31, 2010 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Maturities and Sensitivity to Changes in Interest Rates of Commercial and Construction Loans

	Due:	Within 1 Year	1-5 Years	Over 5 years	Total

Loan Type
Commercial and industrial		$72,167	$37,038	$54,446	$163,651
Agricultural production financing		25,267	5,219	6,110	36,596
Construction and development		69,221	10,095	4,836	84,152

Totals		$166,655	$52,352	$65,392	$284,399

Percent		59%	18%	23%	100%

Rate Sensitivity
Fixed Rate		$19,771	$37,753	$16,104	$73,628
Variable Rate		167,850	41,389	1,532	210,771

Totals		$187,621	$79,142	$17,636	$284,399

       Loans are placed on "non-accrual" status when, in management's judgment, the collateral value and/or the borrower's financial condition does not justify accruing interest. As a general rule, commercial and real estate loans are reclassified to nonaccrual status at or before becoming 90 days past due. Interest previously recorded is reversed and charged against current income. Subsequent interest payments collected on nonaccrual loans are thereafter applied as a reduction of the loan's principal balance. Non-performing loans were $91,519 as of December 31, 2010 compared to $80,353 as of December 31, 2009 and represented 5.44% of total loans at December 31, 2010 versus 4.26% one year ago.

       The following table details the Company's non-performing loans as of December 31 for the years indicated.

Non-performing Loans

	2010	2009	2008	2007	2006

Nonaccruing loans	$68,279	$77,074	$55,671	$18,800	$16,021
Troubled debt restructurings	22,250	11,843	—	—	—
Accruing loans contractually past due 90 days or more	990	3,279	3,639	1,693	1,460

Total	$91,519	$92,196	$59,310	$20,493	$17,481

% of total loans	5.44%	4.89%	2.97%	1.21%	1.11%

       Over 35% of the non-accrual loan balance was attributable to 10 large credit relationships over $1,000. These loans are primarily land development and real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses. In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower's financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection. The Company reviews each relationship before it grants the concession to insure the creditor can comply with the new terms. To date, most of the concessions have been extensions of maturity dates. The provision for loan losses was $35,250 in 2010, $46,310 in 2009, and $20,918 in 2008. The Company's provision for loan losses in 2010 was lower than 2009 due to the stabilization of problem credits. New non-accrual loans declined in each of the last three quarters of 2010. Net charge-offs were $39,293 in 2010 compared to $34,245 in 2009 and $6,230 in 2008. As a percentage of average loans, net charge-offs equaled 2.21%, 1.73%, and 0.35% in 2010, 2009 and 2008, respectively. The increase in charge-offs in 2010 was primarily related to the normal progression of problem credits that were previously identified through a work out plan established.

       Potential problem loans are identified on the Company's watch list and consist of loans that require close monitoring by management and are not necessarily considered classified credits by regulators. Credits may be considered as a potential problem loan for reasons that are temporary or correctable, such as for a deficiency in loan documentation or absence of current financial statements of the borrower. Potential problem loans may also include credits where adverse circumstances are identified that may affect the borrower's ability to comply with the contractual terms of the loan. Other factors which might indicate the existence of a potential problem loan include the delinquency of a scheduled loan payment, deterioration in a borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment in which the borrower operates. Substandard commercial loans that were not classified as non-accrual were $60,545 at December 31, 2010 and $68,528 at December 31, 2009, a decrease of $7,983. The Company believes its substandard loans peaked in 2009. These loans are reviewed at least quarterly by senior management. This review includes monitoring how the borrower is performing vs their workout plan, obtaining and reviewing the borrower's financial information, and monitoring collateral values. Management believes these loans were well secured and had adequate allowance allocations at December 31, 2010.

Summary of the Allowance for Loan Losses

	2010	2009	2008	2007	2006

Balance at January 1	$46,648	$34,583	$14,331	$12,792	$10,441
Chargeoffs
Commercial	8,190	8,686	1,866	1,642	1,653
Commercial real estate mortgage	29,177	21,140	948	136	—
Residential real estate mortgage	2,220	1,899	1,421	446	412
Consumer	2,859	4,477	3,032	3,134	1,834

Total Chargeoffs	42,446	36,202	7,267	5,358	3,899

Recoveries
Commercial	518	350	214	258	65
Commercial real estate mortgage	873	226	17	—	—
Residential real estate mortgage	524	37	16	26	66
Consumer	1,238	1,344	790	868	405

Total Recoveries	3,153	1,957	1,037	1,152	536

Net Chargeoffs	39,293	34,245	6,230	4,206	3,363
Addition resulting from acquisition	—	—	5,564	—	3,895
Provision for loan losses	35,250	46,310	20,918	5,745	1,819

Balance at December 31	$42,605	$46,648	$34,583	$14,331	$12,792

Net Chargeoffs to average loans	2.21%	1.73%	0.35%	0.26%	0.25%
Provision for loan losses to average loans	1.98%	2.35%	1.17%	0.36%	0.13%
Allowance to total loans at year end	2.53%	2.47%	1.73%	0.85%	0.81%

       Although the allowance for loan loss is available for any loan that, in management's judgment, should be charged off, the following table details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.

Allocation of the Allowance for Loan Losses

	2010		2009		2008		2007		2006
December 31	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans

Real estate
Residential	$2,281	45%	$9,449	43%	$3,882	44%	$2,652	46%	$2,514	50%
Farm real estate	740	2	647	2	344	2	251	3	247	3
Commercial	19,980	31	14,754	29	11,448	26	4,386	22	4,045	21
Construction and development	11,879	5	10,205	8	6,500	9	1,085	7	359	5

Total real estate	34,880	83	35,055	82	22,174	81	8,374	78	7,165	79

Commercial
Agribusiness	370	2	1,126	2	303	2	167	2	138	2
Other commercial	6,070	10	7,880	11	7,632	11	2,593	13	2,189	11

Total Commercial	6,440	12	9,006	13	7,935	13	2,760	15	2,327	13

Consumer	1,285	5	2,587	5	4,072	6	3,114	7	2,053	8
Unallocated	—		—		402		83		1,247

Total	$42,605	100%	$46,648	100%	$34,583	100%	$14,331	100%	$12,792	100%

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

       The Company has both internal and external loan review personnel who annually review approximately 40% of all loans. External loan review personnel examine the top 100 commercial credit relationships. This equates to approximately all relationships above $1,850.

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

       The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The Company's allowance for loan losses was $42,605, or 2.53% of total loans, at December 31, 2010 compared to $46,648, or 2.47% of total loans, at the end of 2009. This $4,043 decrease in the allowance was due to a large part on 2010 write-offs that had an allowance allocated in 2009. Although the economy continued to improve in 2010, the housing industry remained pressured due to foreclosures and low sales. Builders and developers continue to struggle with difficult financial conditions. Other borrowers also face similar constraints to cash flow their businesses.

Securities, at Fair Value

	December 31,
	2010	2009	2008

Available for Sale
U.S. Government-sponsored entities	$—	$14,387	$33,046
State and municipal	300,144	233,485	153,200
Mortgage-backed	498,828	459,049	318,500
Equity and other	7,099	7,686	8,564

Total securities	$806,071	$714,607	$513,310

       Securities offer flexibility in the Company's management of interest rate risk, and are the primary means by which the Company provides liquidity and responds to changing maturity characteristics of assets and liabilities. The Company's investment policy prohibits trading activities and does not allow investment in high-risk derivative products or junk bonds.

       As of December 31, 2010, all of the securities are classified as "available for sale" ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. A net unrealized gain of $14,550 was recorded to adjust the AFS portfolio to current market value at December 31, 2010 compared to a net unrealized gain of $19,397 at December 31, 2009.

Securities
(Carrying Values at December 31)

	Within 1 Year	2-5 Yrs	6-10 Yrs	Beyond 10 Years	Total 2010

Available for sale
Federal agencies	$—	$—	$—	$—	$—
State and municipal	1,164	31,215	95,539	172,226	300,144
Mortgage-backed securities	—	710	117,469	380,649	498,828
Other securities	—	—	—	2,694	2,694

Total available for sale	$1,164	$31,925	$213,008	$555,569	$801,666

Weighted average yield*	6.32%	5.44%	4.45%	4.58%	4.58%

*
Adjusted to reflect income related to securities exempt from federal income taxes.

       Amounts in the table above are based on scheduled maturity dates. Variable interest rates are subject to change not less than annually based upon certain interest rate indexes. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities of $4,405 do not have contractual maturities and are excluded from the table above.

       As of December 31, 2010, there were no corporate bonds and other securities which represented more than 10% of shareholders' equity.

       For 2010 the tax equivalent yield of the investment securities portfolio was 4.58%, compared to 5.11% and 5.42% for 2009 and 2008, respectively. The average life of the Company's investment securities portfolio was 4.95 years at December 31, 2010. During 2010 the investment portfolio significantly increased in size as excess cash, a by-product of loan run-off and deposit growth, was invested in portfolio holdings. Spreads on investment products tightened as confidence grew in an economic recovery leading to lower overall investment rates. The combination of these two events — lower reinvestment rates and increased portfolio size — caused the portfolio yield to decline. The portfolio credit risk remained low and allowed the portfolio to avoid any credit losses. Throughout 2010 investment opportunities were focused on balancing shorter cash flow horizons and maximizing earnings potential. Entering 2011 the portfolio is well positioned to manage the eventual increase in rates and improved lending environment.

       The Company and its investment advisor monitor the securities portfolio on at least a quarterly basis for other-than-temporary impairment ("OTTI"). The amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. During 2010, the Company recorded $97 of impairment charges related to three of its equity securities. These securities were written down to their fair values, as based on the financial condition of the companies, recovery of the fair value above cost could not be readily projected.

Sources of Funds

       The Company relies primarily on customer deposits and securities sold under agreement to repurchase ("repurchase agreements") along with shareholders' equity to fund earning assets. Federal Home Loan Bank ("FHLB") advances are used to provide additional funding. The Company also attempts to obtain deposits through branch and whole bank acquisitions.

       Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits were 86.6% and 82.9% of total average earning assets for 2010 and 2009, respectively. Total interest-bearing deposits averaged 88.5% and 89.1% of average total deposits during 2010 and 2009. Management is continuing its efforts to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

       Repurchase agreements are high denomination investments utilized by public entities and commercial customers as an element of their cash management responsibilities. During 2010, repurchase agreements averaged $39,737, with an average cost of 0.64%.

       Another source of funding is the Federal Home Loan Bank (FHLB). The Company had FHLB advances of $152,065 outstanding at December 31, 2010. These advances have interest rates ranging from 2.5% to 5.9% (see note 12 to the consolidated financial statements for the maturity schedule of these advances). The Company averaged $195,897 in FHLB advances during 2010 compared to $266,533 during 2009. This decrease in the average balance of FHLB borrowings was primarily due to the increased deposits generated by the Company which reduced the need for other funding sources. One final source of funding is federal funds purchased. The Company had no federal funds purchased as of December 31, 2010 and December 31, 2009.

Average Deposits

	2010		2009		2008

	Amount	Rate	Amount	Rate	Amount	Rate

Demand	$259,607		$238,411		$203,979
Interest Bearing Demand	780,125	0.54%	631,905	0.65%	509,370	1.00%
Savings/Money Markets	421,020	0.48	397,130	0.75	355,472	1.35
Certificates of Deposit	798,471	2.13	928,689	2.73	873,731	3.67

Totals	$2,259,223	1.03%	$2,196,135	1.47%	$1,942,552	2.16%

       As of December 31, 2010, certificates of deposit and other time deposits of $100 or more mature as follows:

	3 months or less	4-6 months	6-12 months	over 12 months	Total

Amount	$57,270	$46,944	$60,119	$66,686	$231,019
Percent	25%	20%	26%	29%

Capital Resources

       The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital ("Tier 1") consists of common shareholders' equity adjusted for unrealized gains or losses on available for sale (AFS) securities plus limited amounts of Trust Preferred Securities less goodwill and intangible assets. Total capital consists of core capital, certain debt instruments and a portion of the allowance for loan losses. At December 31, 2010, Tier 1 capital to average assets was 9.7%. Total capital to risk-weighted assets was 16.8%. Both ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary bank also exceed regulatory definitions of well-capitalized institutions.

       The Trust Preferred Securities (which are classified as subordinated debentures) qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of these securities cannot constitute more than 25% of the total Tier 1 capital of the Company. Consequently, the amount of Trust Preferred Securities in excess of the 25% limitation constitutes Tier 2 capital, or supplementary capital, of the Company. As of December 31, 2010, all of the Company's Trust Preferred Securities qualify as Tier 1 capital.

       Common shareholders' equity is impacted by the Company's decision to categorize its securities portfolio as available for sale (AFS). Securities in this category are carried at fair value, and common shareholders' equity is adjusted to reflect unrealized gains and losses, net of taxes.

       The Company declared and paid common dividends of $.04 per share in 2010 compared to $.26 and $.58 in 2009 and 2008 respectively. Book value per common share increased to $12.24 at December 31, 2010 compared to $11.84 at the end of 2009. The net adjustment for AFS securities increased book value per share by $.47 at December 31, 2010 and increased book value per share by $.63 at December 31, 2009. Depending on market conditions, the adjustment for AFS securities can cause significant fluctuations in shareholders' equity.

       On January 16, 2009, the Company entered into an agreement with the United States Department of Treasury (the "Treasury Department") as part of the Treasury Department's Capital Purchase Program. Under this agreement, the Company issued to the Treasury Department 57,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("preferred stock") and a warrant to purchase up to 571,906 shares ("warrant shares") of the Company's common stock, at an initial per share exercise price of $14.95. Like stock options, the warrant issued through the Capital Purchase Program is potentially dilutive. The average stock price for the Company for 2010 and 2009 was $7.43 and $7.40 per share respectively, and the warrant issued in 2009 has an exercise price of $14.95 per share. This results in no additional potentially dilutive shares during 2009 and 2010.

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

Liquidity

       Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors and creditors. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, loans and securities maturing within one year and money market instruments. In addition, the Company holds approximately $800,502 of AFS securities maturing after one year, which can be sold to meet liquidity needs.

       Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, supports liquidity, extends the contractual maturity of liabilities, and limits reliance on volatile short-term purchased funds. Short-term funding needs may arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits, which provide a sizable source of relatively stable low-cost funds. The Company defines core deposits as all deposits except certificates of deposits greater than $100. Average core deposits funded approximately 76.7% of total earning assets during 2010 and approximately 71.4% in 2009.

       Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment. The Company has not received any directives from regulatory authorities that would materially affect liquidity, capital resources or operations.

Contractual Obligations as of December 31, 2010

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Time Deposits	$713,910	$503,686	$172,048	$27,105	$11,071
FHLB Advances	152,065	15,725	35,927	35,976	64,437
Subordinated Debentures	50,117	—	—	—	50,117
Operating Lease Commitments	3,805	880	1,465	1,058	402

Total	$919,897	$520,291	$209,440	$64,139	$126,027

Off-balance Sheet Arrangements

       The Bank incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. See Note 17 to the Consolidated Financial Statements for additional details on the Company's off-balance sheet arrangements.

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

       Goodwill — Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. The Company has selected June 30 as its date for annual impairment testing, but will test more frequently if circumstances warrant. During 2009, the Company determined that goodwill might be impaired and tested it for impairment at May 31, 2009 and November 30, 2009. See Note 9 in the financial statements for further discussion of the goodwill impairment charges taken in 2009. No goodwill impairment was identified during testing performed in 2010.

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

New Accounting Matters

       See Note 1 to the Consolidated Financial Statements regarding the adoption of new accounting standards in 2010.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee and Boards of Directors of the Company and the Bank. Primary market risks, which impact the Company's operations, are liquidity risk and interest rate risk, as discussed above.

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

       The following tables provide an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. The table indicates that as of December 31, 2010 the Company's estimated NPV might be expected to decrease in the event of a decrease in prevailing interest rates, and might be expected to generally decrease in the event of a increase in prevailing interest rates (dollars in thousands). As of December 31, 2009 the Company's estimated NPV would generally decrease in the event of a increase in prevailing rates and increase in the event of an decrease in rates.

December 31, 2010

Change in Rates	$ Amount	$ Change	NPV Ratio	Change

+2%	599,777	(12,600)	22.01%	69
+1%	612,598	221	21.87%	55
Base	612,377	—	21.32%	—
-1%	580,467	(31,910)	19.95%	(137)
-2%	538,946	(73,431)	18.34%	(298)

December 31, 2009

Change in Rates	$ Amount	$ Change	NPV Ratio	Change

+2%	382,429	$(51,107)	13.09%	(133)bp
+1%	439,093	5,557	14.68%	26bp
Base	433,536	—	14.42%	—
-1%	492,568	59,032	16.00%	158bp
-2%	513,360	79,824	16.50%	208bp

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

Crowe Horwath LLP Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
MainSource Financial Group, Inc.
Greensburg, Indiana

       We have audited the accompanying consolidated balance sheets of MainSource Financial Group, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. We also have audited MainSource Financial Group, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MainSource Financial Group, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainSource Financial Group, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion MainSource Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP
Louisville, Kentucky March 10, 2011

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share data)

	December 31, 2010	December 31, 2009

Assets
Cash and due from banks	$40,423	$57,578
Money market funds and federal funds sold	19,700	14,111

Cash and cash equivalents	60,123	71,689
Securities available for sale	806,071	714,607
Loans held for sale	5,845	5,128
Loans, net of allowance for loan losses of $42,605 and $46,648	1,638,366	1,838,799
Restricted stock, at cost	19,502	27,359
Premises and equipment, net	48,861	49,499
Goodwill	61,919	62,909
Purchased intangible assets	9,102	11,168
Cash surrender value of life insurance	47,756	46,567
Interest receivable and other assets	71,767	78,805

Total assets	$2,769,312	$2,906,530

Liabilities
Deposits
Noninterest bearing	$268,390	$250,438
Interest bearing	1,943,174	2,020,212

Total deposits	2,211,564	2,270,650
Securities sold under agreement to repurchase	33,181	47,631
Federal Home Loan Bank (FHLB) advances	152,065	222,265
Subordinated debentures	50,117	49,966
Other liabilities	19,815	21,556

Total liabilities	2,466,742	2,612,068
Commitments and contingent liabilities (Note 17)
Shareholders' equity
Preferred stock, no par value
Authorized shares — 400,000
Issued and outstanding shares — 57,000;
Aggregate liquidation preference $57,000	56,183	55,979
Common stock $.50 stated value:
Authorized shares — 100,000,000
Issued shares — 20,710,764
Outstanding shares — 20,136,362	10,394	10,394
Treasury stock — 574,402, at cost	(9,367)	(9,367)
Additional paid-in capital	223,134	223,020
Retained earnings	12,768	1,825
Accumulated other comprehensive income	9,458	12,611

Total shareholders' equity	302,570	294,462

Total liabilities and shareholders' equity	$2,769,312	$2,906,530

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(Dollar amounts in thousands except per share data)

	2010	2009	2008

Interest income
Loans, including fees	$105,179	$115,873	$118,379
Securities
Taxable	18,830	19,490	20,387
Tax exempt	10,360	7,663	5,696
Federal funds sold and money market funds	114	128	155
Deposits with financial institutions	88	87	42

Total interest income	134,571	143,241	144,659

Interest expense
Deposits	23,162	32,497	42,069
Federal Home Loan Bank advances	8,144	10,235	10,990
Subordinated debentures	1,755	2,059	2,782
Other borrowings	258	442	1,293

Total interest expense	33,319	45,233	57,134

Net interest income	101,252	98,008	87,525
Provision for loan losses	35,250	46,310	20,918

Net interest income after provision for loan losses	66,002	51,698	66,607
Non-interest income
Insurance commissions	1,711	2,071	2,073
Mortgage banking	7,642	9,028	2,565
Trust and investment product fees	2,363	1,743	1,575
Service charges on deposit accounts	17,462	16,537	14,555
Net realized gains on securities	2,979	1,263	1,118
Increase in cash surrender value of life insurance	1,246	890	967
Interchange income	5,487	5,178	3,600
Other income	2,401	3,340	3,244

Total non-interest income	41,291	40,050	29,697
Non-interest expense
Salaries and employee benefits	50,138	46,342	41,033
Net occupancy	6,654	6,660	6,061
Equipment	7,855	7,468	6,496
Intangibles amortization	2,066	2,199	2,607
Telecommunications	1,882	2,015	1,863
Stationery printing and supplies	1,478	1,608	1,374
FDIC assessment	4,940	4,976	741
Marketing	3,412	3,040	1,645
Collection expenses	3,579	3,255	1,225
Goodwill impairment	—	80,310	—
Other expenses	10,248	9,659	9,728

Total non-interest expense	92,252	167,532	72,773

Income/(loss) before income tax	15,041	(75,784)	23,531
Income tax expense/(benefit)	239	(11,645)	4,379

Net income/(loss)	$14,802	$(64,139)	$19,152
Preferred dividends and discount accretion	(3,054)	(2,919)	—

Net income/(loss) attributable to common shareholders	$11,748	$(67,058)	$19,152

Net income/(loss) per common share — basic	$0.58	$(3.33)	$1.00
Net income/(loss) per common share — diluted	$0.58	$(3.33)	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(Dollar amounts in thousands except per share data)

		Common Stock
							Accumulated Other Comprehensive Income/(Loss)
	Preferred Stock	Shares Outstanding	Amount	Treasury Stock	Additional Paid-in Capital	Retained Earnings		Total	Comprehensive Income

Balance, January 1, 2008	$—	18,570,139	$9,610	$(9,487)	$196,712	$65,999	$1,268	$264,102
Net income						19,152		19,152	19,152
Change in unrealized gains/losses on securities							1,847	1,847	1,847

Total comprehensive income									$20,999

Cash dividends ($.575 per share)						(11,133)		(11,133)
Issuance of common stock in acquisitions		1,559,005	780		25,006			25,786
Stock option expense					101			101
Purchase of treasury stock		(1,463)		(22)				(22)
Exercise of stock options		8,681	4	142	(30)			116

Balance, December 31, 2008	—	20,136,362	10,394	(9,367)	221,789	74,018	3,115	299,949

Net loss						(64,139)		(64,139)	(64,139)
Change in unrealized gains/losses on securities							9,496	9,496	9,496

Total comprehensive income									$(54,643)

Stock option expense					115			115
Cash dividends ($.255 per share)						(5,135)		(5,135)
Issuance of preferred stock, net of issuance costs	55,783							55,783
Issuance of warrants to purchase common stock					1,116			1,116
Dividends — preferred stock						(2,723)		(2,723)
Accretion of preferred stock discount	196					(196)		—

Balance, December 31, 2009	55,979	20,136,362	10,394	(9,367)	223,020	1,825	12,611	294,462

Net income						14,802		14,802	14,802
Change in unrealized gains/losses on securities							(3,153)	(3,153)	(3,153)

Total comprehensive income									$11,649

Stock option expense					114			114
Cash dividends ($.04 per share) — common stock						(805)		(805)
Dividends — preferred stock						(2,850)		(2,850)
Accretion of preferred stock discount	204					(204)		—

Balance, December 31, 2010	$56,183	20,136,362	$10,394	$(9,367)	$223,134	$12,768	$9,458	$302,570

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(Dollars in thousands)

	2010	2009	2008

Operating Activities
Net income (loss)	$14,802	$(64,139)	$19,152
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	35,250	46,310	20,918
Depreciation expense	5,276	5,351	4,523
Amortization of mortgage servicing rights	1,424	2,317	706
Valuation allowance on mortgage servicing rights	(132)	(600)	1,226
Securities amortization, net	1,794	(72)	(731)
Amortization of purchased intangible assets	2,066	2,199	2,607
Increase in cash surrender value of life insurance policies	(1,246)	(890)	(967)
Gain on life insurance benefit	(67)	(128)	—
Gain on sale of insurance related business line	(988)	—	—
Securities gains	(2,979)	(1,263)	(1,118)
Gain on loans sold	(5,152)	(5,548)	(1,904)
Loans originated for sale	(274,111)	(419,192)	(111,968)
Proceeds from loan sales	278,546	424,559	112,956
Stock based compensation expense	114	115	101
Goodwill impairment	—	80,310	—
Change in other assets and liabilities	16,965	(25,679)	(1,709)

Net cash provided by operating activities	71,562	43,650	43,792
Investing Activities
Net change in time deposits	—	116	—
Purchases of securities available for sale	(363,844)	(451,603)	(168,697)
Proceeds from calls, maturities, and payments on securities available for sale	157,154	172,390	67,531
Proceeds from sales of securities available for sale	111,564	93,855	98,647
Loan originations and payments, net	154,068	124,944	(75,325)
Purchases of premises and equipment	(4,660)	(2,490)	(6,252)
Purchases of restricted stock	—	—	(4,232)
Sale of insurance related business line	2,000	—	—
Proceeds from redemption of restricted stock	7,857	2,362	—
Proceeds from life insurance benefit	124	442	—
Cash received from bank acquisitions, net	—	17,566	20,345

Net cash provided (used) by investing activities	64,263	(42,418)	(67,983)
Financing Activities
Net change in deposits	(59,086)	173,291	(153,297)
Net change in other borrowings	(14,450)	(36,817)	34,292
Proceeds from FHLB advances	—	50,000	690,850
Repayment of FHLB advances	(70,200)	(260,902)	(525,782)
Cash dividends on preferred stock	(2,850)	(2,367)	—
Purchase of treasury shares	—	—	(22)
Cash dividends	(805)	(5,135)	(11,133)
Issuance of preferred shares, net of issuance costs	—	55,783	—
Issuance of warrants to purchase common stock	—	1,116	—
Proceeds from exercise of stock options	—	—	116

Net cash provided (used) by financing activities	(147,391)	(25,031)	35,024

Net change in cash and cash equivalents	(11,566)	(23,799)	10,833
Cash and cash equivalents, beginning of year	71,689	95,488	84,655

Cash and cash equivalents, end of year	$60,123	$71,689	$95,488

Supplemental cash flow information
Interest paid	$34,714	$47,011	$59,550
Income taxes paid/(refunded)	(1,675)	1,820	5,862
Supplemental non cash disclosure
Loan balances transferred to foreclosed real estate	11,115	11,915	6,824

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

       The Company's wholly owned subsidiaries include MainSource Bank ("the Bank"), MainSource Title, LLC, MainSource Insurance, LLC, and Insurance Services Marketing, LLC. On October 1, 2010, the Company sold its property and casualty and health insurance book of businesses related to its insurance subsidiary, MainSource Insurance (MSI), to Encore Insurance Group, LLC. In November 2009, the Company merged MainSource Bank of Illinois into MainSource Bank. On December 2009, the Company merged MainSource Bank — Ohio into MainSource Bank.

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

       Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method, which considers prepayments only on mortgage-backed securities. Gains and losses on sales are recorded on the trade date and are based on the amortized cost of the security sold. The Company evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

       All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Payments received on such loans subsequent to being placed on non-accrual are applied to the principal balance of the loans. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. All loan segments follow this process in recording interest income.

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

       The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 3 years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations

       For allowance purposes, the following portfolio segments have been identified: Commercial, Commercial Real Estate (CRE), Residential and Consumer. The classes within the Commercial portfolio are commercial and industrial and agricultural. The classes within the Commercial Real Estate portfolio are farm, hotel, construction and development, and other. The classes within the Residential portfolio are 1-4 family and home equity. Finally, the classes within the Consumer portfolio are direct and indirect.

       The risk characteristics of each loan portfolio segment are as follows:

Commercial

       Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate

       These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company's commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria.

Residential and Consumer

       With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires PMI if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

       All loans are charged off when the Company has determined that future collectability of the entire loan balance is doubtful. For commercial and commercial real estate loans, collateral dependent loans are written down to the fair value of the collateral.

       A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures. A specific reserve is established as a component of the allowance when a loan has been determined to be impaired for all commercial and commercial real estate loans greater than $250,000.

       When a loan within any class is impaired, interest income is recognized unless the receipt of principal and interest is in doubt when contractually due. If receipt of principal and interest is in doubt when contractually due, interest income is not recognized. Cash receipts received on nonaccruing impaired loans within any class are generally applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income. Cash receipts received on accruing impaired loans within any class are applied in the same manner as accruing loans that are not considered impaired.

       Regarding all segments within the portfolio, when in the Company's judgment, the borrower's ability to make required principal and interest payments resumes and collectability is no longer in doubt, and the loan has been brought current with respect to principal and interest, the loan is returned to accrual status.

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

       Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value net of estimated selling costs when acquired, establishing a new cost basis. If fair value declines after acquisition, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

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

       Servicing fee income which is reported on the income statement as mortgage banking is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $1,890, $1,521 and $1,242 for the years ended December 31, 2010, 2009 and 2008. Late fees and ancillary fees related to loan servicing are not material.

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

       Goodwill and Other Intangible Assets: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected June 30 of each year as the date to perform its impairment review. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company's balance sheet.

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

       Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.

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

       Operating Segments: While the Company's chief decision makers monitor the revenue streams of the various Company products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's financial service operations are considered by management to be aggregated in one reportable operating segment.

       Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no affect on prior year net income or shareholders' equity.

  Adoption of New Accounting Standards:

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

       In June 2009, the FASB issued guidance on accounting for transfers of financial assets. This guidance amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this guidance were also amended and apply to transfers that occurred both before and after the effective date of this Statement. The adoption of this guidance did not have a material impact on the Company's results of operations or financial position.

NOTE 2 — ACQUISITION

       On May 2, 2009, the Company completed an acquisition of three branches from American Founders Bank ("AFB"). Two branches were located in Frankfort, Kentucky and the third in Lawrenceburg, Kentucky. Concurrent with this purchase, the Company sold one of its branches in Louisville, Kentucky, to AFB. Pursuant to the terms of the purchase agreement, AFB paid the Company approximately $18,400 in cash. The Company expensed approximately $78 of direct acquisition costs and recorded goodwill of $6,002 and $222 of core deposit intangible assets. The core deposit intangible is being amortized on an accelerated basis over 10 years. On the date of acquisition, the Company assumed net deposit liabilities valued at approximately $88,000, acquired a net portfolio of loans valued at approximately $61,000, and premises and equipment valued at $3,000. All loans acquired were performing loans and none were within the scope of ASC 310.

       As a result of this acquisition, the Company has expanded its geographical presence in the state of Kentucky. The Company believes that the acquisition will allow it to increase its customer base to enhance deposit fee income and market additional products and services to new customers.

NOTE 3 — RESTRICTION ON CASH AND DUE FROM BANKS

       The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The reserves required at December 31, 2010 and 2009 were $7,244 and $7,574. The Company had no compensating balance requirements at December 31, 2010 and 2009.

NOTE 4 — SECURITIES

       The fair value of securities available for sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) was as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

As of December 31, 2010
Available for Sale
State and municipal	294,706	7,193	(1,755)	300,144
Mortgage-backed securities-residential (Government Sponsored Entity)	304,347	9,513	(1,029)	312,831
Collateralized mortgage obligations	184,549	3,129	(1,681)	185,997
Equity securities	4,405	—	—	4,405
Other securities	3,514	—	(820)	2,694

Total available for sale	$791,521	$19,835	$(5,285)	$806,071

As of December 31, 2009
Available for Sale
U.S. government agency	$14,386	$1	$—	$14,387
State and municipal	225,845	8,588	(948)	233,485
Mortgage-backed securities-residential (Government Sponsored Entity)	234,851	9,043	(186)	243,708
Collateralized mortgage obligations	211,123	4,595	(377)	215,341
Equity securities	4,463	—	(96)	4,367
Other securities	4,542	—	(1,223)	3,319

Total available for sale	$695,210	$22,227	$(2,830)	$714,607

       Contractual maturities of securities at December 31, 2010 were as follows. Securities not due at a single maturity or with no maturity at year end are shown separately.

		Available for Sale
	Amortized Cost	Fair Value

Within one year	$1,145	$1,164
One through five years	30,054	31,215
Six through ten years	93,162	95,539
After ten years	173,859	174,920
Mortgage-backed securities-residential (GSE's)	304,347	312,831
Collateralized mortgage obligations	184,549	185,997
Equity securities	4,405	4,405

Total available for sale securities	$791,521	$806,071

       Gross proceeds from sales of securities available for sale during 2010, 2009 and 2008 were $111,564, $93,855, and $98,647. Gross gains of $3,018, $1,518, and $1,255 and gross losses of $39, $105, and $137 were realized on those sales in 2010, 2009 and 2008, respectively. The tax provision related to these net realized gains was $1,049, $495, and $401 respectively.

       Securities with a carrying value of $307,597 and $272,675 were pledged at December 31, 2010 and 2009 to secure certain deposits and repurchase agreements, secure future funding needs, and for other purposes as permitted or required by law.

       At year end 2010 and 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity.

       Below is a summary of securities with unrealized losses as of year-end 2010 and 2009 presented by length of time the securities have been in a continuous unrealized loss position.

2010	Less than 12 months		12 months or longer		Total

Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and municipal	$69,009	$(1,664)	$406	$(91)	$69,415	$(1,755)
Mortgage-backed securities-residential (GSE's)	42,926	(1,029)	—	—	42,926	(1,029)
Collateralized mortgage obligations	70,656	(1,681)	—	—	70,656	(1,681)
Other securities	1,010	(2)	1,684	(818)	2,694	(820)

Total temporarily impaired	$183,601	$(4,376)	$2,090	$(909)	$185,691	$(5,285)

2009	Less than 12 months		12 months or longer		Total

Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and municipal	$12,937	$(675)	$7,542	$(273)	$20,479	$(948)
Mortgage-backed securities-residential (GSE's)	43,904	(186)	—	—	43,904	(186)
Collateralized mortgage obligations	50,124	(376)	3	(1)	50,127	(377)
Equity securities	—	—	888	(96)	888	(96)
Other securities	—	—	3,319	(1,223)	3,319	(1,223)

Total temporarily impaired	$106,965	$(1,237)	$11,752	$(1,593)	$118,717	$(2,830)

Other-Than-Temporary-Impairment

       Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities are generally evaluated for OTTI under ASC 320. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC 325-10 (formerly EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets). The Company holds no securities that fall within the scope of ASC 325-10.

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

       When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

       As of December 31, 2010, the Company's security portfolio consisted of 945 securities, 196 of which were in an unrealized loss position. Unrealized losses on state and municipal securities have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not the expected cash flows of the individual securities. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

       At December 31, 2010, approximately 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value of approximately $1.0 million is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010.

       The Company's collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations with a market value of $186 million which had unrealized losses of approximately $1.7 million at December 31, 2010. The Company monitors to insure it has adequate credit support and as of December 31, 2010, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. All securities are investment grade.

       The unrealized losses on other securities are related to three single issue trust preferred securities and have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. All but one of these investments are currently rated investment grade. The other investment is not rated. The Company performs a quarterly review of these securities and based on this review, no evidence of adverse changes in expected cash flows is anticipated. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not the expected cash flows of the individual securities. Currently, the issuers have made all contractual payments and given no indication that they will not be able to make them into the future. The fair value of these debt securities is expected to recover as the securities approach their maturity date. As of December 31, 2010, the Company owned $2,694 of these securities with an unrealized loss of $820.

       During 2010, the Company determined that three of its equity holdings were other than temporarily impaired and wrote down the securities by $97 to their fair value of $136. During 2009, the Company identified one of its equity holdings to be other than temporarily impaired and wrote down the security by $150 to its fair value ($0). These amounts were included in other income in 2010 and net realized gains/(losses) on securities in 2009.

NOTE 5 — LOANS AND ALLOWANCE FOR LOAN LOSSES

       Loans were as follows:

	December 31, 2010	December 31, 2009

Commercial
Commercial and industrial	$157,718	$212,553
Agricultural	20,960	34,193
Commercial Real Estate
Farm	42,250	51,388
Hotel	152,032	142,244
Construction and development	72,397	125,221
Other	569,330	597,043
Residential
1-4 family	381,076	414,713
Home equity	214,672	216,978
Consumer
Direct	58,001	68,197
Indirect	12,535	22,917

Total loans	1,680,971	1,885,447
Allowance for loan losses	(42,605)	(46,648)

Net loans	$1,638,366	$1,838,799

       Activity in the allowance for loan losses was as follows:

	2010	2009	2008

Allowance for loan losses
Balances, January 1	$46,648	$34,583	$14,331
Addition resulting from acquisitions	—	—	5,564
Provision for losses	35,250	46,310	20,918
Recoveries on loans	3,153	1,957	1,037
Loans charged off	(42,446)	(36,202)	(7,267)

Balances, December 31	$42,605	$46,648	$34,583

	Commercial	Commercial Real Estate	Residential		Consumer		Total

Allowance for loan loss
Ending Balance individually evaluated for impairment	$1,807	$8,517	$		$		$10,324

Ending Balance collectively evaluated for impairment	4,633	24,082		2,281		1,285	32,281

Total ending allowance balance	$6,440	32,599		$2,281		$1,285	$42,605

Loans
Ending Balance individually evaluated for impairment	$8,807	63,463		$17,991		$315	$90,576

Ending Balance collectively evaluated for impairment	170,569	775,851		580,228		70,526	1,597,174

Total ending loan balance includes $ 6,779 of accrued interest	$179,376	839,314		$598,219		$70,841	$1,687,750

Impaired loans were as follows::

December 31	2010	2009	2008

Impaired loans with an allowance allocated	$56,041	$67,336	$28,769
Impaired loans with no allocated allowances	34,535	24,121	26,902

Total impaired loans	$90,576	$91,457	$55,671

Allowance allocated for impaired loans	$10,324	$15,203	$7,677

Average balance of impaired loans during the year	$94,905	$84,387	$37,591
Interest income recognized on impaired loans	108	101	432
Cash basis interest included above	108	101	432

       Nonperforming loans were as follows:

December 31	2010	2009

Loans past due 90 days or more still on accrual	$990	$3,279
Troubled debt restructurings	22,250	11,843
Nonaccrual loans	68,279	77,074

Total	$91,519	$92,196

       Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

       The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With an allowance recorded
Commercial
Commercial and industrial	$5,169	$5,125	$1,807
Agricultural
Commercial Real Estate
Farm	461	465	71
Hotel	13,178	12,602	1,151
Construction and development	42,319	17,936	3,211
Other	21,951	19,913	4,084
Residential
1-4 Family
Home Equity
Consumer
Direct
Indirect

Total	$83,078	$56,041	$10,324
With no related allowance recorded
Commercial
Commercial and industrial	$4,171	$3,396	$—
Agricultural	589	286
Commercial Real Estate
Farm	600	579
Hotel	60	60
Construction and development	1,677	1,390
Other	13,914	10,518
Residential
1-4 Family	15,170	14,889
Home Equity	3,182	3,102
Consumer
Direct	249	241
Indirect	78	74

Total	$39,690	$34,535	$—

       The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2010:

	Nonaccrual	Past due over 90 days and still accruing

Commercial
Commercial and industrial	$4,953	$—
Agricultural	286
Commercial Real Estate
Farm	579
Hotel	6,533
Construction and development	19,326
Other	23,842	42
Residential
1-4 Family	10,681	869
Home Equity	1,716	86
Consumer
Direct	233	9
Indirect	74

Total	$68,223	$1,006

       The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

Commercial
Commercial and industrial	$158,293	$1,368	$234	$3,517	$5,119	$153,174
Agricultural	21,083			130	130	20,953
Commercial Real Estate
Farm	42,597			528	528	42,069
Hotel	152,579			512	512	152,067
Construction and development	72,541	130	728	18,598	19,456	53,085
Other	571,597	3,835	2,732	16,958	23,525	548,072
Residential
1-4 Family	382,565	7,176	2,673	8,032	17,881	364,684
Home Equity	215,654	709	266	1,376	2,351	213,303
Consumer
Direct	58,251	458	156	138	752	57,499
Indirect	12,590	115	6	36	157	12,433

Total — includes $6,779 of accrued interest	$1,687,750	$13,791	$6,795	$49,825	$70,411	$1,617,339

       The Company has allocated $2,599 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010. The Company has committed to lend additional amounts totaling $517 to customers with outstanding loans that are classified as troubled debt restructurings.

  Credit Quality Indicators:

       The Company categorizes loans into risk categories based on relevant information about the ability of the borrower to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes commercial and commercial real estate loans individually by classifying the loans as to credit risk. This analysis includes credit relationships with an outstanding balance greater than $1 million on an annual basis. The Company uses the following definitions for risk ratings:

       Special Mention — Loans classified as special mention have above average risk that requires management's ongoing attention. The borrower may demonstrated inability to generate profits or to maintain net worth, chronic delinquency and /or a demonstrated lack of willingness or capacity to meet obligations.

       Substandard — Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are classified by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

       Non-accrual — Loans classified as non-accrual are loans where the further accrual of interest is stopped because payment in full of principal and interest is not expected. In most cases, the principal and interest has been in default for a period of 90 days or more.

       As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Non-accrual

Commercial
Commercial and industrial	$131,006	$15,563	$6,771	$4,953
Agricultural	17,654	2,981	163	286
Commercial Real Estate
Farm	34,262	6,171	1,584	579
Hotel	86,992	55,878	3,176	6,533
Construction and development	24,321	13,174	15,720	19,326
Other	468,404	41,967	37,384	23,842

Total	$762,639	$135,734	$64,798	$55,519

       Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be performing or non performing. These loans are primarily residential mortgage and consumer loans. Performing loans are loans risk graded 1-4 and nonperforming loans are loans risk graded 5, 6, or 9. As of December 31, 2010, the performing/non performing loans by category of loans is as follows:

	Performing	Non-performing

Residential
1-4 Family	$352,523	$30,042
Home Equity	209,302	6,352
Consumer
Direct	56,878	1,373
Indirect	12,302	288

Total	$631,005	$38,055

NOTE 6 — REAL ESTATE OWNED

       Activity in the real estate owned assets was as follows:

	2010	2009	2008

Beginning Balance	$10,363	$5,814	$2,676
Transfer to ORE	11,115	11,915	6,824
Sale — out of ORE	(9,246)	(6,766)	(3,460)
Acquisition	—	—	234
Write down	(779)	(600)	(460)

Ending Balance	$11,453	$10,363	$5,814

       Expenses related to foreclosed assets include:

	2010	2009	2008

Net loss (gain) on Sales	$1,097	$(200)	$156
Operating expenses	674	681	252

NOTE 7 — FAIR VALUE

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

       The Company used the following methods and significant assumptions to estimate the fair values:

       The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or using market data utilizing pricing models, primarily Interactive Data Corporation (IDC), that vary based upon asset class and include available trade, bid, and other market information. Matrix pricing is used for most municipals, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities. The grouping of securities is done according to insurer, credit support, state of issuance, and rating to incorporate additional spreads and municipal curves. For the general market municipals, the Thomson Municipal Market Data curve is used to determine the initial curve for determining the price, movement, and yield relationships with the municipal market (Level 2 inputs). Level 3 securities are largely comprised of small, local municipality issuances, single issuer trust preferred securities and equity securities. Fair values are derived through consideration of funding type, maturity and other features of the issuance, and include reviewing financial statements, earnings forecasts, industry trends and the valuation of comparative issuers.

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

Assets and Liabilities Measured on a Recurring Basis

       Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at December 31, 2010 Using:
(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Investment securities available-for sale States and municipal	$300,144		$300,144
Mortgage-backed securities — residential	312,831		312,831
Collateralized mortgage obligations	185,997		185,997
Equity securities	4,405	3,655		750
Other securities	2,694		824	1,870

Total investment securities available-for-sale	$806,071	$3,655	$799,796	$2,620

		Fair Value Measurements at December 31, 2009 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Investment securities available-for sale U.S. government agencies	$14,387		$14,387
States and municipal	233,485		232,556	929
Mortgage-backed securities — residential	243,708		243,708
Collateralized mortgage obligations	215,341		215,340	1
Equity securities	4,367	3,617		750
Other securities	3,319		1,779	1,540

Total investment securities available-for-sale	$714,607	$3,617	$707,770	$3,220

       The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009:

Available for sale securities

Beginning balance, January 1, 2010	$3,220
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—
Gains (losses) on sales of securities	—
Included in other comprehensive income	330
Purchases, issuances, and settlements	—
Transfers in and / or out of Level 3	(930)

Ending balance, December 31, 2010	$2,620

Available for sale securities

Beginning balance, January 1, 2009	$3,050
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—
Gains (losses) on securities	(204)
Included in other comprehensive income	704
Purchases, issuances, and settlements	183
Transfers in and / or out of Level 3	(513)

Ending balance, December 31, 2009	$3,220

       Transfers out of Level 3 are primarily due to the availability of Level 2 data.

       The table below summarizes changes in unrealized gains and losses recorded in earnings for the year ended December 31 for Level 3 asset and liabilities that are still held at December 31.

	Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Year Ended December 31
	2010	2009

Interest Income on Securities	$161	$218
Other Changes in Fair Value	330	270

Total	$491	$488

Assets and Liabilities Measured on a Non-Recurring Basis

       Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2010 Using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans
Commercial and industrial	$3,318			$3,318
Farm	394			394
Hotel	11,451			11,451
Construction and development	14,725			14,725
Other	15,829			15,829
Total impaired loans	$45,717			$45,717
Servicing rights	$5,498		$5,498
Other real estate owned/assets held for sale	$3,085			$3,085

		Fair Value Measurements at December 31, 2009 Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$52,133			$52,133
Servicing rights	5,042		$5,042
Goodwill	62,909			62,909
Other real estate owned/assets held for sale	1,369			1,369

       The following represent impairment charges recognized during the period:

       Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $56,041, with a valuation allowance of $10,324, resulting in an additional provision for loan losses of $18,182 in 2010. At December 31, 2009, impaired loans had a gross carrying amount of $67,336, with a valuation allowance of $15,203, resulting in an additional provision for loan losses of $24,499 for the year ending December 31, 2009.

       Servicing rights, which are carried at lower of cost or fair value, were carried at a fair value of $5,498, which is made up of the gross outstanding balance of $5,992, net of a valuation allowance of $494. A credit of $132 was included in 2010 earnings. In 2009, servicing rights were written down to a fair value of $5,042, resulting in a valuation allowance of $626. A credit of $600 was included in 2009 earnings.

       Goodwill, which is evaluated for impairment on an annual basis, or more frequently if the situation warrants, was written down to a fair value of $62,909 in 2009 resulting in an impairment charge of $80,310.

       Other real estate owned/assets held for sale is evaluated at the time a property is acquired through foreclosure or shortly thereafter. Fair value is based on appraisals by qualified licensed appraisers. During 2010, these properties were written down by $1,479 which was included in 2010 earnings. During 2009, these properties were written down by $615 which was included in 2009 earnings.

       Carrying amount and estimated fair values of financial instruments, not previously presented, at year end were as follows:

	2010		2009
December 31	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
Cash and cash equivalents	$60,123	$60,123	$71,689	$71,689
Loans including loans held for sale, net	1,598,494	1,584,631	1,843,927	1,750,265
Restricted stock	19,502	N/A	27,359	N/A
Interest receivable	11,552	11,552	7,965	7,965
Liabilities
Deposits	(2,211,564)	(2,214,778)	(2,270,650)	(2,283,151)
Other borrowings	(33,181)	(33,181)	(47,631)	(47,631)
FHLB advances	(152,065)	(163,498)	(222,265)	(195,946)
Interest payable	(3,391)	(3,391)	(4,786)	(4,786)
Subordinated debentures	(50,117)	(26,565)	(49,966)	(26,485)

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

NOTE 8 — PREMISES AND EQUIPMENT

December 31	2010	2009

Land	$12,250	$11,298
Buildings	44,578	44,074
Furniture and equipment	32,661	35,175

Total cost	89,489	90,547
Accumulated depreciation	(40,628)	(41,048)

Net	$48,861	$49,499

       Depreciation expense was $5,276, $5,351, and $4,523 in 2010, 2009 and 2008.

       Operating Leases: The Company leases certain branch properties under operating leases. Rent expense was $940, $931, and $787 for 2010, 2009, and 2008. Rent commitments, before considering renewal options that generally are present, were as follows:

2011	$880
2012	741
2013	724
2014	615
2015	443
Thereafter	402

Total	$3,805

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

       The change in carrying amount of goodwill is as follows. Accumulated impairment losses total $80,310.

	2010	2009

Balance, January 1	$62,909	$137,217
Disposed of goodwill	(990)	—
Acquired goodwill	—	6,002
Impairment losses	—	(80,310)

Balance, December 31	$61,919	$62,909

       The Company typically tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Impairment exists when a reporting unit's carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of our reporting units — banking and insurance, including the existing goodwill and intangible assets, and estimating the fair value of the reporting units. The Company determined the fair value of its reporting units and compared it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to perform a second step to the impairment test. Step 2 of the goodwill impairment test is performed to measure the impairment loss.

       Testing performed during 2010 provided no indication of potential goodwill impairment. The Company engaged an independent, outside firm during the second and fourth quarters of 2009 to help perform an impairment analysis due to the significant, sustained declines in the Company's market capitalization. The impact of deteriorating economic conditions had significantly impacted the banking industry during 2008 and 2009 and had impacted the financial results of the Company. As a result, the Company concluded that goodwill resulting from the Company's banking acquisitions over the past several years was impaired. There was no indication of impairment related to the insurance reporting unit during either the 2009 second or fourth quarter tests. During 2010, the insurance business was sold, including the associated goodwill of $990.

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

Acquired Intangible Assets

	2010	2009

Core deposit intangibles	$27,000	$27,000
Other customer relationship intangibles	698	698
Accumulated amortization	(18,596)	(16,530)

Purchased intangibles, net	$9,102	$11,168

       Aggregate amortization expense was $2,066, $2,199, and $2,607 for 2010, 2009, and 2008.

       Estimated amortization expense for each of the next five years follows:

2011	$1,939
2012	1,789
2013	1,617
2014	1,425
2015	1,203

NOTE 10 — DEPOSITS

	December 31, 2010	December 31, 2009

Non-interest-bearing demand	$268,390	$250,438
Interest-bearing demand	798,897	727,728
Savings	430,367	418,269
Certificates of deposit of $100 or more	231,019	290,843
Other certificates and time deposits	482,891	583,372

Total deposits	$2,211,564	$2,270,650

       Certificates and other time deposits mature as follows:

2011	$503,686
2012	118,704
2013	53,344
2014	24,634
2015	2,471
Thereafter	11,071

Total	$713,910

NOTE 11 — SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

December 31	2010	2009

Securities sold under agreement to repurchase	$33,181	$47,631

       Securities sold under repurchase agreements ("agreements") consist of obligations secured by securities issued by government-sponsored entities, and a safekeeping agent holds such collateral. The maximum amount of outstanding agreements at any month-end during 2010, 2009, and 2008 totaled $50,313, $54,975, and $40,809. The daily average of such agreements during 2010, 2009, and 2008 totaled $39,737, $47,312, and $31,754. The weighted average rate was 0.55%, 0.68%, and 1.02% at December 31, 2010, 2009, and 2008 while the weighted average rate during 2010, 2009, and 2008 was approximately 0.64%, 0.85%, and 1.64% respectively. The majority of the agreements at December 31, 2010 mature within 30 days.

NOTE 12 — FEDERAL HOME LOAN BANK ADVANCES

       Federal Home Loan Bank ("FHLB") advances at year end were as follows:

	2010	2009

Maturities from January 2011 through May 2022, primarily fixed rates from 2.5% to 5.9%, averaging 4.0%	$152,065	$—
Maturities from February 2010 through May 2022, primarily fixed rates from 2.5% to 5.9%, averaging 4.2%	—	222,265

	$152,065	$222,265

       The majority of the FHLB advances are secured by first mortgage loans totaling approximately 155% of the advance under a blanket security agreement. The advances are subject to restrictions or penalties in the event of prepayment. Of the $152,065 in advances at December 31, 2010, $124,000 or 82% of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the Company may prepay the advance without a penalty. Of the $222,265 in advances at December 31, 2009, $189,453 or 85% of the advances contained such options.

       Required payments over the next five years are:

2011	$15,725
2012	20,562
2013	15,365
2014	25,268
2015	10,708
Thereafter	64,437

NOTE 13 — SUBORDINATED DEBENTURES

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

Trust Name	Issuance	Amount	Variable Rate	Rate as of 12/31/10	Maturity

Trust 1	2002	$8,248	LIBOR +3.25%	3.55%	2032
Trust 2	2003	14,433	LIBOR +3.25%	3.55%	2033
Trust 3	2003	7,217	LIBOR +3.15%	3.45%	2033
Trust 4	2006	11,341	LIBOR +1.63%	1.93%	2036
Harrodsburg	2003	4,932	LIBOR +3.15%	3.45%	2033
Independence	2003	3,946	LIBOR +3.15%	3.45%	2033

NOTE 14 — LOAN SERVICING

       Loans serviced for others are not included in the accompanying consolidated balance sheets. Loan servicing fee income was $1,890, $1,521, and $1,242 for 2010, 2009, and 2008. The unpaid principal balances of loans serviced for others totaled $781,673 and $726,404 at December 31, 2010 and 2009. Custodial escrow balances maintained in connection with serviced loans were $7,403 and $8,983 at year end 2010 and 2009. The weighted average amortization period is 4.9 years. Mortgage servicing rights are included in other assets on the consolidated balance sheets. The fair value of capitalized mortgage servicing assets is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates. The fair market value of capitalized mortgage servicing rights was estimated at $5,498 and $5,042 at year end 2010 and 2009. Fair value at year-end 2010 was determined using a discount rate of 9%, and prepayment speeds ranging from 160% to 373%, depending on the stratification of the specific right. Fair value at year-end 2009 was determined using a discount rate of 9%, and prepayment speeds ranging from 185% to 379%, depending on the stratification of the specific right.

	2010	2009	2008

Mortgage servicing assets
Balances, January 1	$5,042	$3,359	$3,949
Servicing assets capitalized	1,748	3,400	1,342
Amortization of servicing assets	(1,424)	(2,317)	(706)
Change in valuation allowance	132	600	(1,226)

Balance, December 31	$5,498	$5,042	$3,359

Valuation allowance:
Balances, January 1	$626	$1,226	$—
Additions expensed	—	—	1,226
Reductions credited to operations	(132)	(600)	—

Balance, December 31	$494	$626	$1,226

NOTE 15 — INCOME TAX

       Income tax expense (benefit) was as follows:

Year Ended December 31	2010	2009	2008

Income tax expense
Currently payable	3,885	(391)	$5,518
Deferred	(4,708)	(12,360)	(1,375)
Change in valuation allowance	1,062	1,106	236

Total income tax expense	$239	$(11,645)	$4,379

       Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

Federal statutory income tax rate	35%	35%	35%
Federal statutory income tax	$5,264	$(26,524)	$8,236
Tax exempt interest	(3,999)	(3,263)	(2,411)
Effect of state income taxes	29	(228)	43
Resolution of uncertain tax position	—	(600)	(595)
Non-deductible expenses	135	108	93
Non-deductible goodwill impairment	—	19,795	—
Tax exempt income on life insurance	(460)	(356)	(338)
Tax credits	(717)	(474)	(459)
Other	(13)	(103)	(190)

Income tax expense	$239	$(11,645)	$4,379

       The components of the net deferred tax asset (liability) are as follows:

December 31	2010	2009

Assets
Allowance for loan losses	$16,759	$18,777
Net operating loss carryforward	5,075	3,758
Deferred compensation	354	414
Fair value adjustments on assets acquired	66	1,281
Intangibles	356	403
Accrued expenses	489	113
Credit carryforwards	5,385	2,857
Other	968	647

Total assets	29,452	28,250

Liabilities
Accretion on securities	(119)	(83)
Depreciation	(2,388)	(2,486)
Mortgage servicing rights	(2,151)	(1,995)
Deferred loan fees/costs	(753)	(673)
FHLB stock dividends	(831)	(1,875)
Unrealized gain on securities AFS	(5,093)	(6,784)
Other	(1,040)	(1,593)

Total liabilities	(12,375)	(15,489)

Less: Valuation allowance	(4,882)	(3,820)

Net deferred tax asset (liability)	$12,195	$8,941

       The Company has $2,244 of alternative minimum tax credit carryforwards, which under current tax law have no expiration period. The Company has a federal net operating loss carryforward acquired in the 1st Independence business combination of $1,101. This carryforward expires in 2028. The Company has general business credit carryforwards of $3,141 that begin to expire in 2027.

       The Company has an Indiana state operating loss carryforward of $82,897, which begins to expire in 2019. The Company maintains a valuation allowance as it does not anticipate generating taxable income in Indiana to utilize this carryforward prior to expiration.

       A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. At December 31, 2010, the largest component of deferred tax assets is associated with the allowance for loan losses. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. With the exception of the deferred tax asset associated with the Company's Indiana state operating loss carryforward, no valuation allowance for deferred tax assets are considered necessary at December 31, 2010 or 2009.

       Retained earnings of certain subsidiary banks include approximately $13,112 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of "bank" status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for the Company was approximately $4,589 at December 31, 2010 and 2009 respectively.

Unrecognized Tax Benefits

       A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008

Balance at January 1,	$—	$484	$1,023
Additions related to tax positions in current year	—	—	—
Reductions of tax positions from prior years	—	(484)	(539)

Balance at December 31,	$—	$—	$484

       The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

       The total amount of interest and penalties recorded in the income statement for the year ended December 31, 2010, 2009, and 2008 were $0, a reduction of $116, and a reduction of $12 respectively, and the amount accrued for interest and penalties at December 31, 2010, 2009, and 2008 were $0, $0, and $116.

       The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Illinois. The Company is no longer subject to examination by taxing authorities for years before 2006.

NOTE 16 — OTHER COMPREHENSIVE INCOME/(LOSS)

Year Ended December 31, 2010	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount

Unrealized holding gains/(losses) on available for sale securities	$(1,868)	$651	$(1,217)
Less: reclassification adjustment for gains realized in net income	2,979	(1,043)	1,936

Other comprehensive income/(loss)	$(4,847)	$1,694	$(3,153)

Year Ended December 31, 2009	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount

Unrealized holding gains on available for sale securities	$15,817	$(5,506)	$10,311
Less: reclassification adjustment for gains realized in net income	1,263	(448)	815

Other comprehensive income	$14,554	$(5,058)	$9,496

Year Ended December 31, 2008	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount

Unrealized holding gains on available for sale securities	$4,003	$(1,439)	$2,564
Less: reclassification adjustment for gains realized in net income	1,118	(401)	717

Other comprehensive income	$2,885	$(1,038)	$1,847

NOTE 17 — COMMITMENTS

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

       Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2010		2009
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to extend credit and unused lines of credit	$4,018	$301,331	$—	$319,507
Commercial letters of credit	—	22,016	—	24,394

       Commitments to make loans are generally made for periods of 60 days or less. Interest rates on fixed rate commitments range from 3.25% to 19.8% with maturities ranging from 1 year to 18 years.

NOTE 18 — DIVIDENDS

       The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described in Note 20. As a result of the goodwill impairment charges, the Bank and the Company are not able to pay dividends without prior approval. The Company is also limited by the requirements of the U. S. Department of Treasury Capital Purchase Program (See Note 27) and Regulatory Action (See Note 28).

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

NOTE 20 — REGULATORY CAPITAL

       Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios. Failure to meet capital requirements can initiate regulatory action. Risk adjusted capital levels of the Company's subsidiary bank exceed regulatory definitions of well-capitalized institutions. During the second quarter of 2010, the Bank entered into an agreement with its regulators to maintain a Tier 1 leverage ratio of at least 8% and a total risk based capital ratio of at least 11%. (See Note 28).

       Management believes as of December 31, 2010, the Company and Bank meet all capital adequacy requirements to which they are subject. The holding company is a source of additional financial strength with its $14.3 million in cash and its ability to downstream additional capital to the Bank.

       There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on operations. At December 31, 2010 and 2009, the most recent regulatory notifications categorized the Banks as well capitalized under the regulatory framework for prompt corrective actions. There are no conditions or events since that notification that management believes have changed the Bank's category.

       Actual and required capital amounts and ratios are presented below.

	Actual		Required for Adequate Capital		To Comply with Regulatory Agreement

December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$293,069	16.8%	$139,611	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	270,998	15.5	69,806	4.0	N/A	N/A
Tier 1 capital (to average assets)	270,998	9.7	112,069	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$271,430	15.7%	$138,237	8.0%	$190,076	11.0%
Tier 1 capital (to risk-weighted assets)	249,571	14.4	69,118	4.0	—	—
Tier 1 capital (to average assets)	249,571	9.0	110,761	4.0	221,522	8.0

			Required for Adequate Capital		To Be Well Capitalized
	Actual
December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$280,691	14.8%	$151,651	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	256,774	13.5	75,825	4.0	N/A	N/A
Tier 1 capital (to average assets)	256,774	8.8	117,099	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$252,284	13.3%	$151,251	8.0%	$189,064	10.0%
Tier 1 capital (to risk-weighted assets)	228,367	12.1	75,625	4.0	113,438	6.0
Tier 1 capital (to average assets)	228,367	7.8	116,859	4.0	146,073	5.0

NOTE 21 — EMPLOYEE BENEFIT PLANS

       The Company has a defined-contribution retirement plan in which substantially all employees may participate. The Company matches 80% of the first 8% of eligible employees' contributions and makes additional contributions based on employee compensation and the overall profitability of the Company. Expense was $2,014 in 2010, $916 in 2009, and $1,829 in 2008. The Company made an additional contribution in 2010 and 2008 based on the overall profitability of the Company, but made no additional contributions in 2009 above the standard matching provisions.

NOTE 22 — RELATED PARTY TRANSACTIONS

       The Company has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties).

       The aggregate amount of loans, as defined, to such related parties was as follows:

Balances, January 1, 2010	$11,062
Changes in composition of related parties	(170)
New loans, including renewals and advances	2,632
Payments, including renewals	(3,105)

Balances, December 31, 2010	$10,419

       Deposits from related parties held by the Company at December 31, 2010 and 2009 totaled $3,073 and $2,631.

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

       The fair value of options granted was determined using the following weighted average assumptions as of grant date.

	2010	2009	2008

Risk-free interest rate	3.04%	2.27%	3.53%
Expected term (years)	7.00	6.58	7.00
Expected stock price volatility	57.06%	40.94%	23.83%
Dividend yield	0.63%	9.81%	3.28%

       A summary of the activity in the stock option plan for 2010 follows:

Options (restated for stock dividends and splits)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, beginning of year	429,608	$13.30
Granted	1,500	6.39
Exercised	—	—
Forfeited or expired	(21,325)	12.70

Outstanding at end of year	409,783	$13.30	6.1	$721
Exercisable at year end	301,466	$15.25	5.3	$320

       Information related to the stock option plan during each year follows:

	2010	2009	2008

Intrinsic value of options exercised	$—	$—	$19
Cash received from option exercises	—	—	116
Tax benefit realized from option exercises	—	—	—
Weighted average (per share) fair value of options granted	3.59	0.88	3.53

       As of December 31, 2010, there was $122 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.1 years.

NOTE 24 — EARNINGS/(LOSS) PER COMMON SHARE

       Earnings/(loss) per common share were computed as follows:

Year Ended December 31, 2010	Net Income/(Loss)	Weighted Average Shares	Per Share Amount

Basic Earnings Per Common Share
Net income	$14,802
Preferred dividends and discount accretion	(3,054)

	11,748	20,136,362	$0.58
Effect of dilutive stock options		18,022

Diluted Earnings Per Common Share
Net income available to common shareholders and assumed conversions	$11,748	20,154,384	$0.58

Year Ended December 31, 2009

Basic Loss Per Common Share
Net (loss) attributable to common shareholders	$(64,139)
Preferred dividends and discount accretion	(2,919)

	(67,058)	20,136,362	$(3.33)
Effect of dilutive stock options		—

Diluted (Loss) Per Common Share
Net (loss) attributable to common shareholders and assumed conversions	$(67,058)	20,136,362	$(3.33)

Year Ended December 31, 2008

Basic Earnings Per Common Share
Net income available to common shareholders	$19,152	19,102,274	$1.00
Effect of dilutive stock options		6,330

Diluted Earnings Per Common Share
Net income available to common shareholders and assumed conversions	$19,152	19,108,604	$1.00

       Stock options for 262,441, 429,608, and 217,633 shares of common stock were not considered in computing diluted earnings per common share for 2010, 2009 and 2008 because they were antidilutive. Stock warrants for 571,906 shares of commons stock were not considered in computing earnings per share in 2010 and 2009 because they were antidilutive.

NOTE 25 — QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings/(Loss) per Common Share
	Interest Income	Net Interest Income	(Loss)	Basic	Fully Diluted

2010
First quarter	$34,271	$25,231	$3,249	$0.12	$0.12
Second quarter	34,039	25,364	2,165	0.07	0.07
Third quarter	34,017	25,794	4,600	0.19	0.19
Fourth quarter	32,244	24,863	4,788	0.20	0.20
2009
First quarter	$35,223	$23,374	$1,178	$0.03	$0.03
Second quarter	36,104	24,438	(38,069)	(1.93)	(1.93)
Third quarter	36,307	24,933	1,388	0.03	0.03
Fourth quarter	35,607	25,263	(28,636)	(1.46)	(1.46)

       The Company reported net income of $4.8 million for the fourth quarter and earnings per share of $0.20 compared to the $(1.46) loss per share reported in the fourth quarter of 2009. During the fourth and second quarters of 2009, the Company recorded a $35.2 million and $45.1 million goodwill impairment charge (See Note 9).

NOTE 26 — PARENT ONLY CONDENSED FINANCIAL STATEMENTS

Parent Only Condensed Balance Sheets

December 31	2010	2009

Assets
Cash and cash equivalents	$14,284	$20,924
Securities available for sale	899	861
Investment in subsidiaries	332,091	317,484
Other assets	9,774	9,274

Total assets	$357,048	$348,543

Liabilities
Subordinated debentures	$50,117	$49,966
Other liabilities	4,361	4,115

Total liabilities	54,478	54,081
Shareholders' equity	302,570	294,462

Total liabilities and shareholders' equity	$357,048	$348,543

Parent Only Condensed Statements of Operations

Year Ended December 31	2010	2009	2008

Income
Dividends from subsidiaries	$1,119	$450	$27,850
Fees from subsidiaries	17,669	16,178	12,540
Other Income	233	482	288

Total income	19,021	17,110	40,678
Expenses
Interest expense	1,755	2,072	3,230
Salaries and benefits	11,062	9,249	8,577
Professional fees	1,275	1,189	1,070
Other expenses	12,223	11,497	9,051

Total expenses	26,315	24,007	21,928

Income (loss) before income taxes and equity in undistributed income of subsidiaries	(7,294)	(6,897)	18,750
Income tax expense (benefit)	(2,989)	(3,245)	(3,305)

Income (loss) before equity in undistributed income of subsidiaries	(4,305)	(3,652)	22,055
Equity in undistributed income (loss) of subsidiaries	19,107	(60,487)	(2,903)

Net income (loss)	$14,802	$(64,139)	$19,152

Parent Only Condensed Statements of Cash Flows

Year Ended December 31	2010	2009	2008

Operating Activities
Net income (loss)	$14,802	$(64,139)	$19,152
Undistributed income of subsidiaries	(19,107)	60,487	2,903
Changes in other assets and liabilities	1,838	(1,242)	2,510

Net cash provided by operating activities	(2,467)	(4,894)	24,565
Investing Activities
Capital contributed to subsidiary	—	(11,000)	(100)
Cash paid for acquisitions	—	—	(9,638)
Cash received from subsidiaries	1,287	—	—
Purchase of security AFS	(39)	—	—
Purchases of equipment	(1,766)	(2,569)	(1,347)

Net cash used by investing activities	(518)	(13,569)	(11,085)
Financing Activities
Issuance of preferred shares, net of issuance costs	—	55,783	—
Issuance of warrants to purchase common shares	—	1,116	—
Cash dividends on preferred stock	(2,850)	(2,367)	—
Net change in other borrowings	—	(10,500)	(2,500)
Purchase of treasury shares	—	—	(22)
Proceeds from exercise of stock options	—	—	116
Cash dividends on common stock	(805)	(5,135)	(11,133)

Net cash provided (used) by financing activities	(3,655)	38,897	(13,539)

Net change in cash and cash equivalents	(6,640)	20,434	(59)
Cash and cash equivalents, beginning of year	20,924	490	549

Cash and cash equivalents, end of year	$14,284	$20,924	$490

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

       In addition to the preferred shares, the Treasury Department received a warrant to purchase 571,906 shares of the Company's common stock at an initial per share exercise price of $14.95. The warrant provides for the adjustment of the exercise price and the number of shares of the Company's common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Company common stock, and upon certain issuances of the Company common stock at or below a specified price relative to the initial exercise price. The warrant has a term of ten years and is currently exercisable. The Treasury Department has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant. Like stock options, the warrant issued through the Capital Purchase Program is potentially dilutive. The average stock price for the Company for 2010 and 2009 was $7.43 and $7.40 per share and the warrant issued in 2009 has an exercise price of $14.95 per share. This resulted in no additional potentially dilutive shares during 2009 or 2010.

NOTE 28 — REGULATORY ACTION

       Effective April 22, 2010, MainSource Bank entered into an informal agreement with the FDIC and Indiana Department of Financial Institutions pursuant to which the Bank has agreed to take various actions and comply with certain requirements. The informal agreement is not a "written agreement" for purposes of Section 8 of the Federal Deposit Insurance Act. The agreement documents an understanding among the Bank, the FDIC and the DFI that requires the Bank to maintain its Tier 1 leverage ratio at a minimum of 8% and its total risk based capital ratio at a minimum of 11%. Additionally, the agreement requires the Bank to continue to obtain the approval of the FDIC and DFI prior to paying a cash dividend from the Bank to the Company, a practice in which the Bank was already engaged. At the time it entered into the agreement and at all times since that date, the Bank exceeded the required minimum capital levels and believes it is in substantial compliance with all other terms of the agreement.

       The agreement will remain in effect until modified or terminated by the FDIC and the DFI. The Company has not and does not expect the actions called for by the agreement to change in any material respect our ongoing efforts to improve the performance of the Bank by reducing non-performing assets and increasing earnings. The Board of Directors and management of the Bank have taken various actions to comply with the agreement, and will continue to take all actions necessary for continued compliance. Compliance with the terms of the agreement has not and is not expected to have a material effect on the financial condition or results of operations of the Company or the Bank.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       In connection with its audits for the three most recent fiscal years ended December 31, 2010, there have been no disagreements with the Company's independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

       We, as management of the Corporation, are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits and other management testing. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

       Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2010, in relation to criteria for effective internal control over financial reporting as described in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that as of December 31, 2010, its system of internal controls over financial reporting is effective and meets the criteria of the "Internal Control — Integrated Framework". Crowe Horwath LLP, independent registered public accounting firm, has issued an attestation report dated March 10, 2011 on the Corporation's internal control over financial reporting. This report is incorporated by reference in Item 8 above, under the heading "Report of Independent Registered Public Accounting Firm".

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

       10.5     Form of Executive Severance Agreement dated January 16, 2001 between Registrant and Daryl R. Tressler (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2006 filed March 14, 2007 with the Commission (Commission File No. 0-12422)).*

       10.6     Form of Change-In-Control Agreement dated February 20, 2007 to be effective January 1, 2006, between Registrant and James M. Anderson (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2006 filed March 14, 2007 with the Commission (Commission File No. 0-12422)).*

       10.7     Form of Change in Control Agreement between the Registrant and Archie M. Brown, Jr. (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of the registrant filed July 24, 2008 with the Commission (Commission File No. 0-12422)).*

       10.8     Form of Indemnification Agreement for Directors and Certain Officers of Registrant (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed February 24, 2005 with the Commission (Commission File No. 0-12422)).

       10.9     Registrant's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Report on Form 10-K of the registrant for the year ending December 31, 2007, filed March 17, 2008 with the Commission (Commission File No. 0-12422)).*

       10.10   Form of Award Agreement for Archie M. Brown, Jr. under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the registrant filed July 24, 2008 with the Commission (Commission File No. 0-12422)).*

       10.11   Form of Stock Award Agreement under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (for Executives) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-k of the registrant filed February 27, 2009 with the Commission (Commission File No. 0-12422)).*

       10.12   Letter Agreement, dated January 16, 2009, between MainSource Financial Group, Inc. and the United States Department of Treasury, which includes the Securities Purchase Agreement-Standard Terms attached thereto (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed January 20, 2009 with the Commission (Commission File No. 0-12422)).

       10.13   Form of Senior Executive Officer Letter Agreement (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the registrant filed January 20, 2009 with the Commission (Commission File No. 0-12422)).*

       10.14   Form of Waiver (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of the registrant filed January 20, 2009 with the Commission (Commission File No. 0-12422)).

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

       32.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

       32.2     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

       99.1     Subsequent fiscal year certification of the Principal Executive Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008 for the fiscal year ended December 31, 2010.

       99.2     Subsequent fiscal year certification of the Principal Financial Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008 for the fiscal year ended December 31, 2010.

*
A management contract or compensatory plan or agreement.

(b)
Exhibits

       Reference is made to Item 15(a)(3) above.

(c)
Schedules

       None required

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 2011.

MAINSOURCE FINANCIAL GROUP, INC.
/s/ Archie M. Brown, Jr. President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities with the Company and on the dates indicated.

Signature		Capacity	Date

/s/	William G. Barron

	William G. Barron	Director	March 10, 2011
/s/	Brian J. Crall

	Brian J. Crall	Director	March 10, 2011
/s/	Philip A. Frantz

	Philip A. Frantz	Director	March 10, 2011
/s/	Rick S. Hartman

	Rick S. Hartman	Director	March 10, 2011
/s/	D.J. Hines

	D.J. Hines	Director	March 10, 2011
/s/	Robert E. Hoptry

	Robert E. Hoptry	Director and Chairman of the Board	March 10, 2011
/s/	Thomas M. O'Brien

	Thomas M. O'Brien	Director	March 10, 2011
/s/	James M. Anderson

	James M. Anderson	Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 10, 2011
/s/	Archie M. Brown, Jr.

	Archie M. Brown, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2011