Form 10-Q
period 2011-03-31
MAINSOURCE FINANCIAL GROUP
filed 2011-05-10
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of May 10, 2011 there were outstanding 20,136,188 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

Item 1.  Financial Statements

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets
Cash and due from banks	$75,525	$40,423
Money market and federal funds sold	6,593	19,700
Cash and cash equivalents	82,118	60,123
Securities available for sale	817,235	806,071
Loans held for sale	1,859	5,845
Loans, net of allowance for loan losses of $43,255 and $42,605	1,599,445	1,638,366
Restricted stock, at cost	19,298	19,502
Premises and equipment, net	49,454	48,861
Goodwill	61,919	61,919
Purchased intangible assets	8,610	9,102
Cash surrender value of life insurance	48,047	47,756
Interest receivable and other assets	80,000	71,767
Total assets	$2,767,985	$2,769,312

Liabilities
Deposits
Noninterest bearing	$293,648	$268,390
Interest bearing	1,915,713	1,943,174
Total deposits	2,209,361	2,211,564
Securities sold under agreement to repurchase	30,957	33,181
Federal Home Loan Bank (FHLB) advances	145,981	152,065
Subordinated debentures	50,155	50,117
Other liabilities	22,473	19,815
Total liabilities	2,458,927	2,466,742

Shareholders’ equity
Preferred stock, no par value Authorized shares - 400,000 Issued and outstanding shares — 57,000 Aggregate liquidation preference — $57,000	56,233	56,183
Common stock $.50 stated value: Authorized shares - 100,000,000 Issued shares — 20,710,590 and 20,710,764 Outstanding shares — 20,136,188 and 20,136,362	10,394	10,394
Treasury stock — 574,402 at cost	(9,367)	(9,367)
Additional paid-in capital	223,151	223,134
Retained earnings	16,350	12,768
Accumulated other comprehensive income	12,297	9,458
Total shareholders’ equity	309,058	302,570
Total liabilities and shareholders’ equity	$2,767,985	$2,769,312

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollar amounts in thousands except per share data)

	(Unaudited)
	Three months ended March 31,
	2011	2010
Interest income
Loans, including fees	$23,970	$26,633
Securities	7,184	7,615
Deposits with financial institutions	23	23
Total interest income	31,177	34,271
Interest expense
Deposits	4,286	6,232
Federal Home Loan Bank advances	1,460	2,301
Subordinated debentures	429	422
Other borrowings	52	85
Total interest expense	6,227	9,040
Net interest income	24,950	25,231
Provision for loan losses	5,600	9,500
Net interest income after provision for loan losses	19,350	15,731
Non-interest income
Insurance commissions	—	518
Mortgage banking	1,318	1,524
Trust and investment product fees	940	565
Service charges on deposit accounts	3,898	3,869
Net realized gains on securities	1,133	1,053
Increase in cash surrender value of life insurance	291	294
Interchange income	1,416	1,264
Other income	323	744
Total non-interest income	9,319	9,831
Non-interest expense
Salaries and employee benefits	12,833	12,445
Net occupancy	1,767	1,855
Equipment	1,980	1,898
Intangibles amortization	492	516
Telecommunications	472	464
Stationery, printing and supplies	414	333
FDIC assessment	1,261	1,263
Marketing	1,081	593
Collection expenses	1,014	575
Other expenses	2,506	2,543
Total non-interest expense	23,820	22,485
Income before income tax	4,849	3,077
Income tax expense/(benefit)	303	(172)
Net income	$4,546	$3,249
Preferred dividends and discount accretion	(763)	(763)
Net income available to common shareholders	$3,783	$2,486

Comprehensive income	$7,385	$4,210

Cash dividends declared per common share	$0.01	$0.01

Net income per common share - basic and diluted	$0.19	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollar amounts in thousands)

	(Unaudited)
	Three months ended March 31,
	2011	2010
Operating Activities
Net income	$4,546	$3,249
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,600	9,500
Depreciation expense	1,272	1,370
Securities amortization, net	607	180
Stock based compensation expense	17	28
Amortization of purchased intangible assets	492	516
Increase in cash surrender value of life insurance policies	(291)	(294)
Gain on life insurance benefit	—	(67)
Securities gains	(1,133)	(1,053)
Gain on loans sold	(906)	(838)
Loans originated for sale	(40,931)	(39,939)
Proceeds from loan sales	45,823	42,991
Change in other assets and liabilities	3,881	4,500
Net cash provided by operating activities	18,977	20,143

Investing Activities
Purchases of securities available for sale	(90,062)	(77,186)
Proceeds from calls, maturities, and payments on securities available for sale	40,365	26,840
Proceeds from sales of securities available for sale	43,428	40,028
Proceeds from life insurance benefit	—	124
Loan originations and payments, net	22,372	46,570
Purchases of premises and equipment	(1,865)	(1,174)
Proceeds from redemption of restricted stock	204	5,603
Net cash provided by investing activities	14,442	40,805

Financing Activities
Net change in deposits	(2,203)	(51,287)
Net change in other borrowings	(2,224)	2,682
Repayment of FHLB advances	(6,084)	(3,266)
Cash dividends on preferred stock	(712)	(712)
Cash dividends	(201)	(201)
Net cash (used) by financing activities	(11,424)	(52,784)
Net change in cash and cash equivalents	21,995	8,164
Cash and cash equivalents, beginning of year	60,123	71,689
Cash and cash equivalents, end of period	$82,118	$79,853

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

NOTE 1 - BASIS OF PRESENTATION

The significant accounting policies followed by MainSource Financial Group, Inc. (“Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared according to accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. The interim statements do not include all information and footnotes normally included in the annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature. Some items in prior period financial statements were reclassified to conform to current presentation. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Adoption of New Accounting Standards

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring.  The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to restructurings occurring on or after the beginning of the annual period of adoption.  For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company is currently evaluating the impact this guidance will have on its financial statements.

NOTE 2 - STOCK PLANS AND STOCK BASED COMPENSATION

From time to time, common stock and options to buy common stock are granted to directors and officers of the Company under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”), which was adopted and approved by the Board of Directors of the Company on January 16, 2007. The plan was effective upon the approval of the plan by the Company’s shareholders, which occurred on April 26, 2007 at the Company’s annual meeting of shareholders. The 2007 Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock bonuses and restricted stock awards. Incentive stock options may be granted only to employees. An aggregate of 650,000 shares of common stock are reserved for issuance under the 2007 Stock Incentive Plan. Shares issuable under the 2007 Stock Incentive Plan will be authorized and unissued shares of common stock or treasury shares. The 2007 Stock Incentive Plan is in addition to, and not in replacement of, the MainSource Financial Group, Inc. 2003 Stock Option Plan the (“2003 Option Plan”), which was approved by the Company’s Board of Directors on January 21, 2003, and was effective upon approval by the Company’s shareholders on April 23, 2003. The 2003 Option Plan provided for the grant of up to 607,754 incentive and nonstatutory stock options. Upon the approval of the 2007 Stock Incentive Plan, no further awards of options may be made under the 2003 Option Plan. Unexercised options which were previously issued under the 2003 Option Plan have not been terminated, but will otherwise continue in accordance with the 2003 Option Plan and the agreements pursuant to which the options were issued. All stock options granted under either the 2003 Option Plan or the 2007 Stock Incentive Plan have an exercise price that is at least equal to the fair market value of the Company’s common stock on the date the options were granted. The maximum option term is ten years, and options vest immediately for the directors’ grant and over four years for the officers’ grant, except as otherwise determined by the Executive Compensation Committee of the Board of Directors.

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

The following table summarizes stock option activity:

	Three Months Ended March 31, 2011
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	409,783	$13.30
Granted	—	—
Exercised	—	—
Forfeited or expired	5,000	6.76
Outstanding, period end	404,783	$13.38
Options exercisable at period end	301,466	$15.25

The following table details stock options outstanding:

	March 31, 2011	December 31, 2010
Stock options vested and currently exercisable:
Number	301,466	301,466
Weighted average exercise price	$15.25	$15.25
Aggregate intrinsic value	$267	$320
Weighted average remaining life (in years)	5.1	5.3

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $17 and $28 in stock compensation expense during the three months ended March 31, 2011 and 2010 to salaries and employee benefits. There were 1,500 options granted in the first quarter of 2010.  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2011 and beyond is estimated as follows:

Year	(in thousands)
April 2011 - December 2011	$49
2012	45
2013	11
2014	—
2015	—

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income/(loss) was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of March 31, 2011
Available for Sale
State and municipal	$299,256	$11,216	$(680)	$309,792
Mortgage-backed securities-residential (GSE’s)	299,506	8,602	(1,055)	307,053
Collateralized mortgage obligations	191,636	2,041	(1,224)	192,453
Equity securities	4,405	—	—	4,405
Other securities	3,513	19	—	3,532
Total available for sale	$798,316	$21,878	$(2,959)	$817,235

As of December 31, 2010
Available for Sale
State and municipal	$294,706	$7,193	$(1,755)	$300,144
Mortgage-backed securities-residential (GSE’s)	304,347	9,513	(1,029)	312,831
Collateralized mortgage obligations	184,549	3,129	(1,681)	185,997
Equity securities	4,405	—	—	4,405
Other securities	3,514	—	(820)	2,694
Total available for sale	$791,521	$19,835	$(5,285)	$806,071

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity or with no maturity are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$1,035	$1,051
One through five years	34,180	35,709
Six through ten years	89,398	92,778
After ten years	178,156	183,786
Mortgage-backed securities-residential (GSE’s)	299,506	307,053
Collateralized mortgage obligations	191,636	192,453
Equity securities	4,405	4,405
Total available for sale securities	$798,316	$817,235

Proceeds from sales of securities available for sale were $43,428 and $40,028 for the three months ended March 31, 2011 and 2010, respectively. Gross gains of $1,216 and $1,092 and gross losses of $83 and $39 were realized on these sales during 2011 and 2010, respectively.

Below is a summary of securities with unrealized losses as of March 31, 2011 and December 31, 2010 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
March 31, 2011 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	30,574	(586)	653	(94)	31,227	(680)
Mortgage-backed securities-residential (GSE’s)	40,276	(1,055)	—	—	40,276	(1,055)
Collateralized mortgage obligations	89,242	(1,224)	3	—	89,245	(1,224)
Total temporarily impaired	$160,092	$(2,865)	$656	$(94)	$160,748	$(2,959)

	Less than 12 months		12 months or longer		Total
December 31, 2010 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	69,009	(1,664)	406	(91)	69,415	(1,755)
Mortgage-backed securities-residential (GSE’s)	42,926	(1,029)	—	—	42,926	(1,029)
Collateralized mortgage obligations	70,656	(1,681)	—	—	70,656	(1,681)
Other securities	1,010	(2)	1,684	(818)	2,694	(820)
Total temporarily impaired	$183,601	$(4,376)	$2,090	$(909)	$185,691	$(5,285)

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

As of March 31, 2011, the Company’s security portfolio consisted of 953 securities, 91 of which were in an unrealized loss position.  Unrealized losses on state and municipal securities have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The Company monitors  the financial condition of these issuers. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

At March 31, 2011, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, which are institutions which the government has affirmed its commitment to support. Because the decline in fair value of approximately $1.1 million is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

The Company’s collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations with a market value of $192 million which had unrealized losses of approximately $1.2 million at March 31, 2011. The Company monitors to insure it has adequate credit support and as of March 31, 2011, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. All securities are investment grade.

NOTE 4 - LOANS AND ALLOWANCE

Loans were as follows:

	March 31, 2011	December 31, 2010
Commercial
Commercial and industrial	$136,107	$138,291
Agricultural	23,173	27,178
Commercial Real Estate
Farm	52,081	48,307
Hotel	151,819	152,416
Construction and development	40,763	59,319
Other	583,803	589,192
Residential
1-4 family	380,267	380,987
Home equity	209,518	213,607
Consumer
Direct	54,668	59,139
Indirect	10,501	12,535
Total loans	1,642,700	1,680,971
Allowance for loan losses	(43,255)	(42,605)
Net loans	$1,599,445	$1,638,366

Activity in the allowance for loan losses was as follows:

	March 31,
	2011	2010
Allowance for loan losses
Balances, January 1	$42,605	$46,648
Provision for losses	5,600	9,500
Recoveries on loans	1,043	629
Loans charged off	(5,993)	(13,752)
Balances, March 31	$43,255	$43,025

Activity in the allowance for loan losses for the three months ended March 31, 2011 and the recorded investment of loans and allowances by portfolio segment and impairment method as of March 31, 2011 were as follows:

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2011	$6,386	$32,653	$2,281	$1,285	$42,605
Provision charged to expense	(206)	4,366	1,047	393	5,600
Losses charged off	(259)	(4,262)	(922)	(550)	(5,993)
Recoveries	28	472	201	342	1,043
Balance, March 31, 2011	$5,949	$33,229	$2,607	$1,470	$43,255
Ending Balance individually evaluated for impairment	$1,953	$6,674	$—	$—	$8,627
Ending Balance collectively evaluated for impairment	3,996	26,555	2,607	1,470	34,628
Total ending allowance balance	$5,949	$33,229	$2,607	$1,470	$43,255
Loans
Ending Balance individually evaluated for impairment	$7,518	$44,298	$13,244	$997	$66,057
Ending Balance collectively evaluated for impairment	152,259	787,377	579,131	64,424	1,583,191
Total ending loan balance includes $ 6,548 of accrued interest	$159,777	$831,675	$592,375	$65,421	$1,649,248

The balance of recorded investment of loans and allowance for loan losses by portfolio segment and impairment method as of December 31, 2010 were as follows:

Balance, December 31, 2010	Commercial	Commercial Real Estate	Residential	Consumer	Total
Ending Balance individually evaluated for impairment	$1,753	$8,571	$—	$—	$10,324
Ending Balance collectively evaluated for impairment	4,633	24,082	2,281	1,285	32,281
Total ending allowance balance	$6,386	$32,653	$2,281	$1,285	$42,605

Loans
Ending Balance individually evaluated for impairment	$8,223	$64,048	$16,801	$1,504	$90,576
Ending Balance collectively evaluated for impairment	157,804	788,474	580,412	70,484	1,597,174
Total ending loan balance includes $6,779 of accrued interest	$166,027	$852,522	$597,213	$71,988	$1,687,750

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded
Commercial
Commercial and industrial	$5,437	$5,372	$1,930
Agricultural	68	67	23
Commercial Real Estate
Farm	461	465	71
Hotel	6,242	5,923	565
Construction and development	16,261	5,823	1,442
Other	18,708	17,192	4,596
Total	$47,177	$34,842	$8,627
With no related allowance recorded
Commercial
Commercial and industrial	$2,473	$2,018	$—
Agricultural	353	61
Commercial Real Estate
Farm	762	721
Hotel	654	384
Construction and development	502	501
Other	16,084	13,289
Residential
1-4 Family	11,927	11,621
Home Equity	1,706	1,623
Consumer
Direct	944	932
Indirect	70	65
Total	$35,475	$31,215	$—

The following table presents the average balance of  impaired loans by class and interest income recognized on impaired loans and cash basis interest at March 31, 2011

	Average Balance	Interest Income Recognized / Cash Basic Interest
Commercial
Commercial and industrial	$7,742	$15
Agricultural	129
Commercial Real Estate
Farm	1,193
Hotel	9,485
Construction and development	12,663
Other	30,798	18
Residential
1-4 Family	13,255	4
Home Equity	1,767	5
Consumer
Direct	1,181	1
Indirect	70	5
Total	$78,283	$48

The amounts at March 31, 2010 were as follows:	$94,821	$24

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded
Commercial
Commercial and industrial	$4,935	$4,902	$1,753
Agricultural
Commercial Real Estate
Farm	461	465	71
Hotel	13,178	12,603	1,151
Construction and development	41,924	17,613	3,110
Other	22,580	20,458	4,239
Total	$83,078	$56,041	$10,324

With no related allowance recorded
Commercial
Commercial and industrial	$3,966	$3,191	$—
Agricultural	422	130
Commercial Real Estate
Farm	766	735
Hotel	59	60
Construction and development	1,677	1,390
Other	14,120	10,724
Residential
1-4 Family	15,171	14,889
Home Equity	2,000	1,912
Consumer
Direct	1,431	1,430
Indirect	78	74
Total	$39,690	$34,535	$—

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2011 and December 31, 2010

	March 31, 2011		December 31, 2010
	Non-accrual	Past due over 90 days and still accruing	Non-accrual	Past due over 90 days and still accruing
Commercial
Commercial and industrial	$4,745	$—	$4,587	$—
Agricultural	128		130
Commercial Real Estate
Farm	721		736
Hotel	6,307		6,533
Construction and development	6,324	4,334	19,003
Other	24,558	59	24,530	42
Residential
1-4 Family	9,819	684	10,681	869
Home Equity	1,509	200	1,688	86
Consumer
Direct	313	22	261	9
Indirect	65		74
Total	$54,489	$5,299	$68,223	$1,006

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 by class of loans:

	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$136,497	$867	$524	$3,035	$4,426	$132,071
Agricultural	23,280			128	128	23,152
Commercial Real Estate
Farm	52,476	79	14	577	670	51,806
Hotel	152,403	3,196		384	3,580	148,823
Construction and development	40,930	514		10,657	11,171	29,759
Other	585,866	6,093	2,962	14,541	23,596	562,270
Residential
1-4 Family	381,902	6,648	763	6,546	13,957	367,945
Home Equity	210,473	158	245	1,299	1,702	208,771
Consumer
Direct	54,879	274	30	128	432	54,447
Indirect	10,542	49	64	19	132	10,410
Total — includes $6,548 of accrued interest	$1,649,248	$17,878	$4,602	$37,314	$59,794	$1,589,454

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$138,760	$1,214	$235	$3,151	$4,600	$134,160
Agricultural	27,267			130	130	27,137
Commercial Real Estate
Farm	48,721			528	528	48,193
Hotel	152,964			512	512	152,452
Construction and development	59,442		728	18,275	19,003	40,439
Other	591,395	4,267	2,732	17,647	24,646	566,749
Residential
1-4 Family	382,634	7,028	2,673	8,032	17,733	364,901
Home Equity	214,579	654	266	1,376	2,296	212,283
Consumer
Direct	59,398	513	155	138	806	58,592
Indirect	12,590	115	6	36	157	12,433
Total — includes $6,779 of accrued interest	$1,687,750	$13,791	$6,795	$49,825	$70,411	$1,617,339

At March 31, 2011, the Company had $11,503 of troubled debt restructurings compared to $22,250 at December 31, 2010.  The Company has allocated $1,860 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011. The Company has committed to lend additional amounts totaling $462 to customers with outstanding loans that are classified as troubled debt restructurings.  At December 31, 2010, the comparable numbers were $2,599 of specific reserves and $517 of commitments.

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

Special Mention — Loans classified as special mention have above average risk that requires management’s ongoing attention. The borrower may demonstrated inability to generate profits or to maintain net worth, chronic delinquency and/or a demonstrated lack of willingness or capacity to meet obligations.

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

As of March 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$115,455	$10,107	$6,190	$4,745
Agricultural	22,311	663	178	128
Commercial Real Estate
Farm	46,987	2,503	2,265	721
Hotel	78,733	64,043	3,320	6,307
Construction and development	14,330	6,903	13,373	6,324
Other	467,736	51,940	41,633	24,558
Total	$745,552	$136,159	$66,959	$42,783

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be performing or non performing. These loans are primarily residential mortgage and consumer loans. Performing loans are loans risk graded 1-4 and nonperforming loans are loans risk graded 5, 6, or 9. As of March 31, 2011, the performing/non performing loans by class of loans are as follows:

	Performing	Non- performing
Residential
1-4 Family	$349,833	$32,069
Home Equity	204,514	5,959
Consumer
Direct	53,052	1,827
Indirect	10,292	250
Total	$617,691	$40,105

As of December 31, 2010, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$113,744	$14,050	$6,379	$4,587
Agricultural	25,198	1,769	170	130
Commercial Real Estate
Farm	38,581	7,611	1,793	736
Hotel	87,205	55,878	3,348	6,533
Construction and development	16,124	10,721	13,594	19,003
Other	481,646	45,705	39,514	24,530
Total	$762,498	$135,734	$64,798	$55,519

As of December 31, 2010, the performing/non performing loans by class of loans are as follows:

	Performing	Non- performing
Residential
1-4 Family	$352,592	$30,042
Home Equity	208,763	5,816
Consumer
Direct	57,489	1,909
Indirect	12,302	288
Total	$631,146	$38,055

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned is recorded in other assets on the balance sheet.  Activity in other real estate owned was as follows:

	2011	2010
Beginning Balance — January 1	$11,453	$10,363
Transfer to other real estate owned	10,949	930
Sales	(1,292)	(1,210)
Write down	(532)	—
Ending Balance — March 31	$20,578	$10,083

Expenses related to foreclosed assets include:

	Three Months Ended
	March 31, 2011	March 31, 2010
Net loss (gain) on sales	$365	$(23)
Operating expenses	168	39

NOTE 6 - DEPOSITS

	March 31, 2011	December 31, 2010

Noninterest-bearing demand	$293,648	$268,390
Interest-bearing demand	799,730	798,897
Savings	447,102	430,367
Certificates of deposit of $100 or more	217,164	231,019
Other certificates and time deposits	451,717	482,891
Total deposits	$2,209,361	$2,211,564

NOTE 7 - EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

	March 31, 2011			March 31, 2010
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
For the three months ended	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$4,546	20,136,188	$	$3,249	20,136,362	$
Preferred dividends and accretion	(763)			(763)
Net income available to common shareholders	3,783	20,136,188	0.19	2,486	20,136,362	0.12
Effect of dilutive shares		47,292			1,503
Net income available to common shareholders and assumed conversions	$3,783	20,183,480	$0.19	$2,486	20,137,865	$0.12

Stock options for 251,116 common shares and stock warrants for 571,906 common shares in 2011 and stock options for 312,941 common shares and stock warrants for 571,906 in 2010 were not considered in computing diluted earnings per share because they were antidilutive.

NOTE 8 — FAIR VALUE

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Securities available-for sale
States and municipals	$309,792		$309,792
Mortgage-backed securities - residential	307,053		307,053
Collateralized mortgage obligations	192,453		192,453
Equity securities	4,405	3,655		750
Other securities	3,532	3,532
Total securities available-for-sale	$817,235	$7,187	$809,298	$750

		Fair Value Measurements at December 31, 2010 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available-for sale
States and municipals	$300,144		$300,144
Mortgage-backed securities - residential	312,831		312,831
Collateralized mortgage obligations	185,997		185,997
Equity securities	4,405	3,655		750
Other securities	2,694		824	1,870
Total securities available-for-sale	$806,071	$3,655	$799,796	$2,620

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period ended March 31, 2011:

Three months ended March 31, 2011

Available for sale securities
Beginning balance, January 1, 2011	$2,620
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—
Gains (losses) on securities	—
Included in other comprehensive income	97
Purchases, issuances, and settlements	—
Transfers in and / or out of Level 3	(1,967)
Ending balance, March 31, 2011	$750

The transfers out were securities that are being called by the issuer in the second quarter of 2011. The Company feels that the established call price is no longer indicative of a Level 3 value and thus transferred them to Level 1.

Three months ended March 31, 2010

Available for sale securities
Beginning balance, January 1, 2010	$3,220
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—
Gains (losses) on securities	—
Included in other comprehensive income	275
Purchases, issuances, and settlements	—
Transfers in and / or out of Level 3	—
Ending balance, March 31, 2010	$3,495

The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarter ended March 31 for Level 3 asset and liabilities that are still held at March 31.

	Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Quarter Ended March 31
	2011	2010
Interest Income on Securities	$—	$52
Other Changes in Fair Value	—	275
Total	$—	$327

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2011 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Construction and development	$4,381			4,381
Commercial real estate	12,596			12,596
Hotel	5,358			5,358
Commercial and industrial loans	3,442			3,442
Other	438			438
Total impaired loans	26,215			26,215
Servicing rights	5,499		5,499
Other real estate owned/assets held for sale	5,640			5,640

		Fair Value Measurements at December 31, 2010 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$			$
Commercial and industrial	3,149			3,149
Farm	394			394
Hotel	11,452			11,452
Construction and development	14,503			14,503
Other	16,219			16,219
Total impaired loans	45,717			45,717
Servicing rights	5,498		5,498
Other real estate owned/assets held for sale	3,085			3,085

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $34,842, with a valuation allowance of $8,627 at March 31, 2011.  The Company recorded $2,184 of provision expense associated with these loans for the three months ended March 31, 2011 and $4,644 of provision expense associated with these loans for the three months ended March 31, 2010.  At December 31, 2010, impaired loans had a gross carrying amount of $56,041 with a valuation allowance of $10,324.

Servicing rights, which are carried at lower of cost or fair value, were carried at a fair value of $5,499, which is made up of the gross outstanding balance of $5,993, net of a valuation allowance of $494 at March 31, 2011.  There was no adjustment in the 2011 first quarter earnings and a recovery of $110 was included in 2010 first quarter earnings.  At December 31, 2010, servicing rights were carried at a fair value of $5,498, which is made up of the gross outstanding balance of $5,992, net of a valuation allowance of $494.

Other real estate owned/assets held for sale is evaluated at the time a property is acquired through foreclosure or shortly thereafter.  Fair value is based on appraisals by qualified licensed appraisers.  During the first quarter of 2011, these properties were written down by $509.  No adjustments were made in the first quarter of 2010.

The following table presents the carrying amounts and estimated fair values of financial instruments at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$82,118	$82,118	$60,123	$60,123
Securities available-for-sale	817,235	817,235	806,071	806,071
Restricted stock	19,298	N/A	19,502	N/A
Loans, net including loans held for sale	1,575,089	1,546,460	1,598,494	1,584,631
Interest receivable	11,299	11,299	11,552	11,552

Financial liabilities
Deposits	2,209,361	2,211,053	2,211,564	2,214,778
Other borrowings	30,957	30,957	33,181	33,181
Subordinated debentures	50,155	26,585	50,117	26,565
FHLB advances	145,981	155,749	152,065	163,498
Interest payable	2,759	2,759	3,391	3,391

The difference between the loan balance included above and the amounts shown in Note 4 are the impaired loans discussed above.

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

NOTE 9 — REGULATORY CAPITAL

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity’s activities that are not part of the calculated ratios. Failure to meet capital requirements can initiate regulatory action. During the first quarter of 2010, the Bank entered into an agreement with its regulators to maintain a Tier 1 leverage ratio of at least 8% and a total risk based capital ratio of at least 11%.  (See Note 10 below).

Actual and required capital amounts and ratios are presented below:

			Required for		To Comply with
	Actual		Adequate Capital		Regulatory Agreement
March 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$296,651	17.4%	136,279	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	275,210	16.2	68,140	4.0	N/A	N/A
Tier 1 capital (to average assets)	275,210	10.2	107,782	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	277,580	16.4%	135,479	8.0%	186,284	11.0%
Tier 1 capital (to risk-weighted assets)	256,139	15.1	67,740	4.0	—	—
Tier 1 capital (to average assets)	256,139	9.6	106,582	4.0	213,163	8.0

			Required for		To Comply with
	Actual		Adequate Capital		Regulatory Agreement
December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$293,069	16.8%	139,611	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	270,998	15.5	69,806	4.0	N/A	N/A
Tier 1 capital (to average assets)	270,998	9.7	112,069	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	271,430	15.7%	138,237	8.0%	190,076	11.0%
Tier 1 capital (to risk-weighted assets)	249,571	14.4	69,118	4.0	—	—
Tier 1 capital (to average assets)	249,571	9.0	110,761	4.0	221,522	8.0

Management believes as of March 31, 2011, the Company and the Bank meet all capital adequacy requirements to which they are subject to be considered well-capitalized. The holding company is a source of additional financial strength to the Bank with its $11,000 in cash and its ability to downstream additional capital to the Bank.

NOTE 10 — REGULATORY ACTION

Effective April 22, 2010, the Bank entered into an informal agreement with the FDIC and the Indiana Department of Financial Institutions pursuant to which the Bank has agreed to take various actions and comply with certain requirements.  The informal agreement is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act.  The agreement documents an understanding among the Bank, the FDIC and the DFI that, among other things, requires the Bank to maintain its Tier 1 leverage ratio at a minimum of 8% and its total risk based capital ratio at a minimum of 11%.  Additionally the agreement requires the Bank to continue to obtain the approval of the FDIC and DFI prior to paying a cash dividend from the Bank to the Company, a practice in which the Bank was already engaged.  At the time it entered into the agreement and at all times since that date, the Bank exceeded the required minimum capital levels and believes it is in substantial compliance with all other terms of the agreement.

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

Forward-Looking Statements

Except for historical information contained herein, the discussion in this report includes certain forward-looking statements based upon management expectations. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The Company disclaims any intent or obligation to update such forward looking statements. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Company’s loan and investment portfolios; the Company’s ability to integrate acquisitions, the impact of our continuing acquisition strategy, and other factors, including the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and in other reports we file from time to time with the Securities and Exchange Commission. The Company intends the forward looking statements set forth herein to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.

Results of Operations

Net income for the first quarter of 2011 was $4,546 compared to net income of $3,249 for the first quarter of 2010. The increase in net income was primarily attributable to a decrease in the Company’s loan loss provision expense of $3,900 from the first quarter of 2010 offset by losses on other real estate of $388 (primarily from two properties), additional marketing expenditures of $488 related to investments in a checking account acquisition program and a customer/employee engagement survey, and additional costs associated with collection expenses on problem loans of $439.  Diluted earnings per common share for the first quarter totaled $0.19 in 2011, an increase from the $0.12 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 6.05% for the first quarter of 2011 while return on average assets was 0.67% for the same period, compared to 4.42% and 0.46% in the first quarter of 2010.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. First quarter net interest income of $24,950 in 2011 was a decrease of 1.1% versus the first quarter of 2010. Average earning assets decreased $106 million with the majority of the decrease the result of reduced loan balances of $194 million.  Offsetting this decrease in loans was an increase in the investment portfolio of $82 million. Also affecting margin was an increase in average demand deposits and NOW accounts of $117 million which replaced higher costing CD and FHLB advances of $245 million.  Net interest margin, on a fully-taxable equivalent basis, was 4.30% for the first quarter of 2011, a significant increase compared to 4.09% for the same period a year ago and a 29 basis point increase on a linked quarter basis.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

First quarter non-interest income for 2011 was $9,319 compared to $9,831 for the first quarter of 2010.  Contributing to the $512 reduction was a decrease in insurance commissions of $518 as the Company sold the property and casualty insurance lines of business in the fourth quarter of 2010 and OREO losses of $388 primarily related to the write down of two properties.  Offsetting these decreases was an increase in trust and investment product fees of $375 and interchange income of $152.  The Company has increased its number of financial advisors in the last six months and this increase has resulted in greater fee income growth.  Continued organic growth in deposit accounts has resulted in higher fee income.

Non-interest Expense

The Company’s non-interest expense was $23,820 for the first quarter of 2011 compared to $22,485 for the same period in 2010.  The primary increases were in marketing costs and collection expenses.  Marketing expenses increased by $488 thousand as the Company has made investments in a checking account acquisition program and a customer/employee engagement survey and improvement program.  Collection expenses increased by $439 thousand  as the Company is incurring costs as it aggressively works through its non-performing loans and problem assets. The Company’s efficiency ratio was 66.2% for the first quarter of 2011 compared to 62.0% for the same period a year ago.

Income Taxes

The effective tax rate for the first three months was 6.2% for 2011 compared to (5.6%) for the same period a year ago.  The increase in the effective rate is due to the Company’s tax exempt income and credits which remained relatively consistent with prior quarters combined with an increase in GAAP income before taxes.  The Company and its subsidiaries file consolidated income tax returns.

Financial Condition

Total assets at March 31, 2011 were $2,767,985 and decreased slightly from total assets of $2,769,312 as of December 31, 2010.  An increase in cash and due of $22 million and securities of $11 million was offset primarily by a decrease in loans of $39 million.  Average earning assets represented 90.9% of average total assets for the first three months of 2011 and 91.1% for the same period in 2010. Average loans represented 75.7% of average deposits in the first three months of 2011 and 83.5% for the comparable period in 2010. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 60.4% and 64.8% for the three-month periods ended March 31, 2011 and 2010 respectively.

The decrease in deposits of $2 million from December 31, 2010 to March 31, 2011 was due primarily to decreases in CD balances of $45 million offset by increases in noninterest bearing deposits of $25 million and savings deposits of $18 million.

Shareholders’ equity was $309 million on March 31, 2011 compared to $303 million on December 31, 2010.  Book value (shareholders’ equity) per common share was $12.56 at March 31, 2011 versus $12.24 at year-end 2010. Accumulated other comprehensive income increased book value per share by $0.61 at March 31, 2011 and increased book value per share by $0.47 at December 31, 2010.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.  Interest rates remained relatively steady during the first quarter of 2011 which caused the unrealized gain on securities to approximate the amount at December 31, 2010.

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

The Company has both internal and external loan review personnel who annually review the top 100 loan relationships.  External loan review personnel examine all commercial credit relationships over $1.85 million.

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

Total loans (excluding loans held for sale) decreased $38,271 from year end 2010.  Almost 50% of the decrease was in the construction and development portfolio as the continued sluggish economy resulted in the Company ceasing origination of these loans and a high level of charge offs taken in the first quarter of 2011.  The Company experienced weak overall demand across all segments.   Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 23.1% of total loans at March 31, 2011 and 22.7% at December 31, 2010. The Company anticipates this category of loans to decrease as a large portion of future residential real estate loan originations will be sold to the secondary market.  On March 31, 2011, the Company had $1,859 of residential real estate loans held for sale, which was a decrease from the year-end balance of $5,845. The Company generally retains the servicing rights on mortgages sold.

Loans are placed on “non-accrual” status when, in management’s judgment, the collateral value and/or the borrower’s financial condition does not justify accruing interest. As a general rule, commercial and real estate loans are reclassified to nonaccrual status at or before becoming 90 days past due. Interest previously recorded is reversed and charged against current income. Subsequent interest payments collected on nonaccrual loans are thereafter applied as a reduction of the loan’s principal balance. Non-performing loans were as follows:

	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Amount	$71,277	$91,519	$90,563	$98,680	$95,645
Percent of loans	4.34%	5.44%	5.25%	5.62%	5.24%

The reduction of $20 million from year end was due to charge-offs taken in the first quarter, the transfer of balances to ORE, as well as some paydowns/payoffs.  Of the $71,277 of non-performing loans at March 31, 2011, $34,830 had a specific reserve allocated of $8,627.

As of March 31, 2011, the Company has charged down approximately $16,600 of impaired collateral dependent loans to their estimated realizable value.  $900 of this amount was charged down in the first quarter of 2011.  As collateral dependent loans become impaired in the future, an appraisal will be used to establish a basis to charge down the loan. These loans are primarily land development and real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses.  In the course of resolving nonperforming loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by us to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection.

The provision for loan losses was $5,600 in the first quarter of 2011 compared to $9,500 for the same period in 2010 and $6,000 for the fourth quarter of 2010. The slight decrease in provision expense from the fourth quarter of 2010 was primarily due to the relative stabilization in the amount of non-performing and watch list loans in aggregate.  New non-accrual loans have declined in the last 4 quarters.  The amount of new non-accrual loans in the first quarter of 2011 was approximately the same as the fourth quarter of 2010.

Net loan losses were $4,950 for the first quarter of 2011 compared to $13,123 for the same period a year ago.  Approximately 70% of the Company’s charge-offs for the first three months of 2011 was related to 10 commercial credits.  All but approximately $850 of these charge-offs had an allowance allocated in prior quarters.

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The allowance for loan losses as of March 31, 2011 was considered adequate by management.  The allowance for loan losses was $43,255 as of March 31, 2011 and represented 2.63% of total outstanding loans compared to $42,605 as of December 31, 2010 or 2.53% of total outstanding loans

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of March 31, 2011, the Company had $817,235 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $18,919 was recorded to adjust the AFS portfolio to current market value at March 31, 2011, compared to an unrealized pre-tax gain of $14,550 at December 31, 2010. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future and the decline in fair value is largely due to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 87.7% and 85.2% of total average earning assets for the three-month periods ending March 31, 2011 and 2010. Total interest-bearing deposits averaged 87.6% and 89.2% of average total deposits for the three-month periods ending March 31, 2011 and 2010, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $145,981 outstanding at March 31, 2011. These advances have interest rates ranging from 2.47% to 5.90%.  All of the current advances were originally long-term advances with approximately $10,000 maturing in 2011, $21,000 maturing in 2012, $15,000 maturing in 2013, $25,000 maturing in 2014, $11,000 maturing in 2015, and $64,000 maturing in 2016 and beyond.

Capital Resources

Total shareholders’ equity was $309,058 at March 31, 2011, which was an increase of $6,488 compared to the $302,570 of shareholders’ equity at December 31, 2010. The increase in shareholders’ equity was primarily attributable to the Company’s net income of $4,546 for the first quarter of 2011 and the increase in other comprehensive income of $2,839, offset by the preferred dividend of $763.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At March 31, 2011, Tier 1 capital to total average assets was 10.2%. Tier 1 capital to risk-adjusted assets was 16.2%. Total capital to risk-adjusted assets was 17.4%. All three ratios exceed all required ratios established for bank holding companies. The Company has entered into an agreement with its regulators regarding capital levels at the Bank.  See Footnote 10 for information regarding this agreement.  Risk-adjusted capital levels of the Company’s subsidiary bank exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.01 per share in the first quarter of 2011 versus $0.01 for the first quarter of 2010.  To prudently manage capital, the Company elected to reduce its dividend starting in the second quarter of 2009.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 78.8% of total earning assets for the three months ended March 31, 2011 and 74.6% for the same period in 2010.

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. In addition, the Bank has access to the Federal Home Loan Bank for borrowing purposes.

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

Effective asset/liability management requires the maintenance of a proper ratio between maturing or repriceable interest-earning assets and interest-bearing liabilities. It is the policy of the Company that the cumulative gap divided by total assets must be not greater than plus or minus 30% at the 1-year time horizon.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2011 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

May 10, 2011

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

May 10, 2011

/s/ James M. Anderson
James M. Anderson
Senior Vice President & Chief Financial Officer