Form 10-Q
period 2011-06-30
MAINSOURCE FINANCIAL GROUP
filed 2011-08-08
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of August 8, 2011 there were outstanding 20,195,932 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

Item 1.  Financial Statements

	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets
Cash and due from banks	$85,470	$40,423
Interest bearing demand deposits	65,738	19,700
Cash and cash equivalents	151,208	60,123
Securities available for sale	831,887	806,071
Loans held for sale	4,522	5,845
Loans, net of allowance for loan losses of $41,462 and $42,605	1,574,042	1,638,366
Restricted stock, at cost	17,311	19,502
Premises and equipment, net	49,762	48,861
Goodwill	61,919	61,919
Purchased intangible assets	8,118	9,102
Cash surrender value of life insurance	47,598	47,756
Interest receivable and other assets	73,577	71,767
Total assets	$2,819,944	$2,769,312

Liabilities
Deposits
Noninterest bearing	$304,995	$268,390
Interest bearing	1,938,651	1,943,174
Total deposits	2,243,646	2,211,564
Securities sold under agreement to repurchase	40,808	33,181
Federal Home Loan Bank (FHLB) advances	141,692	152,065
Subordinated debentures	50,192	50,117
Other liabilities	24,656	19,815
Total liabilities	2,500,994	2,466,742

Shareholders’ equity
Preferred stock, no par value Authorized shares - 400,000 Issued and outstanding shares — 57,000 Aggregate liquidation preference — $57,000	56,285	56,183
Common stock $.50 stated value: Authorized shares - 100,000,000 Issued shares — 20,763,584 and 20,710,764 Outstanding shares — 20,189,182 and 20,136,362	10,399	10,394
Treasury stock — 574,402 at cost	(9,367)	(9,367)
Additional paid-in capital	223,263	223,134
Retained earnings	23,010	12,768
Accumulated other comprehensive income	15,360	9,458
Total shareholders’ equity	318,950	302,570
Total liabilities and shareholders’ equity	$2,819,944	$2,769,312

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollar amounts in thousands except per share data)

	(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest income
Loans, including fees	$23,725	$26,576	$47,695	$53,209
Securities	7,333	7,408	14,517	15,023
Other interest income	64	55	87	78
Total interest income	31,122	34,039	62,299	68,310
Interest expense
Deposits	3,829	6,021	8,115	12,253
Federal Home Loan Bank advances	1,421	2,153	2,881	4,454
Subordinated debentures	437	433	866	855
Other borrowings	45	68	97	153
Total interest expense	5,732	8,675	11,959	17,715
Net interest income	25,390	25,364	50,340	50,595
Provision for loan losses	4,000	12,750	9,600	22,250
Net interest income after provision for loan losses	21,390	12,614	40,740	28,345
Non-interest income
Insurance commissions	—	599	—	1,117
Mortgage banking	1,197	1,687	2,515	3,211
Trust and investment product fees	813	617	1,753	1,182
Service charges on deposit accounts	4,517	4,378	8,415	8,247
Net realized gains on securities	2,521	1,925	3,654	2,978
Increase in cash surrender value of life insurance	303	303	594	597
Interchange income	1,564	1,410	2,980	2,674
Other income	605	441	928	1,185
Total non-interest income	11,520	11,360	20,839	21,191
Non-interest expense
Salaries and employee benefits	12,580	12,431	25,413	24,876
Net occupancy expenses	1,648	1,531	3,415	3,386
Equipment expenses	1,938	1,990	3,918	3,888
Intangibles amortization	492	517	984	1,033
Telecommunications	493	482	965	946
Stationery printing and supplies	385	386	799	719
FDIC assessment	907	1,095	2,168	2,358
Marketing expense	1,126	704	2,207	1,297
Collection expenses	902	904	1,916	1,479
Other expenses	2,912	2,537	5,418	5,080
Total non-interest expense	23,383	22,577	47,203	45,062
Income before income tax	9,527	1,397	14,376	4,474
Income tax expense/(benefit)	1,901	(768)	2,204	(940)
Net income	7,626	2,165	12,172	5,414
Preferred dividends and discount accretion	(764)	(764)	(1,527)	(1,527)
Net income available to common shareholders	$6,862	$1,401	$10,645	$3,887

Comprehensive income	$10,689	$6,690	$18,074	$10,900

Cash dividends declared per common share	$0.010	$0.010	$0.020	$0.020

Net income per common share - basic and diluted	$0.34	$0.07	$0.53	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollar amounts in thousands)

	(Unaudited)
	Six months ended June 30,
	2011	2010
Operating Activities
Net income	$12,172	$5,414
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,600	22,250
Depreciation expense	2,546	2,700
Securities amortization, net	1,103	458
Stock based compensation expense	134	57
Amortization of purchased intangible assets	984	1,033
Increase in cash surrender value of life insurance policies	(594)	(597)
Gain on life insurance benefit	(141)	(67)
Securities gains	(3,654)	(2,978)
Net ORE loss and write-downs	561	16
Gain on loans sold	(1,510)	(1,817)
Loans originated for sale	(73,243)	(97,445)
Proceeds from loan sales	76,076	98,676
Change in other assets and liabilities	3,359	3,101
Net cash provided by operating activities	27,393	30,801

Investing Activities
Purchases of securities available for sale	(199,816)	(195,222)
Proceeds from calls, maturities, and payments on securities available for sale	65,032	67,874
Proceeds from sales of securities available for sale	120,600	111,563
Proceeds from life insurance benefit	893	124
Proceeds from ORE sales	9,667	6,925
Loan originations and payments, net	41,064	98,725
Purchases of premises and equipment	(3,447)	(2,422)
Proceeds from redemption of restricted stock	2,191	5,822
Net cash provided by investing activities	36,184	93,389

Financing Activities
Net change in deposits	32,082	(26,325)
Net change in other borrowings	7,627	(13,570)
Repayment of FHLB advances	(10,373)	(31,811)
Cash dividends on preferred stock	(1,425)	(1,425)
Cash dividends	(403)	(402)
Net cash (used) by financing activities	27,508	(73,533)
Net change in cash and cash equivalents	91,085	50,657
Cash and cash equivalents, beginning of year	60,123	71,689
Cash and cash equivalents, end of period	$151,208	$122,346

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

In April 2011, the FASB issued ASU 2011-5 – “Comprehensive Income – Presentation of Comprehensive Income”.  This statement removed the presentation of comprehensive income in the statement of changes in stockholders’ equity.  The only two allowable presentations are below the components of net income in a statement of comprehensive income or in a separate statement of comprehensive income that begins with total net income.  The guidance is effective for interim or annual reporting periods beginning after December 15, 2011.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s results of operations or financial position.

NOTE 2 - STOCK PLANS AND STOCK BASED COMPENSATION

From time to time, common stock and options to buy common stock are granted to directors and officers of the Company under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”), which was adopted and approved by the Board of Directors of the Company on January 16, 2007. The plan was effective upon the approval of the plan by the Company’s shareholders, which occurred on April 26, 2007 at the Company’s annual meeting of shareholders. The 2007 Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock bonuses and restricted stock awards. Incentive stock options may be granted only to employees. An aggregate of 650,000 shares of common stock are reserved for issuance under the 2007 Stock Incentive Plan. Shares issuable under the 2007 Stock Incentive Plan will be authorized from unissued shares of common stock or treasury shares. The 2007 Stock Incentive Plan is in addition to, and not in replacement of, the MainSource Financial Group, Inc. 2003 Stock Option Plan (“the 2003 Option Plan”), which was approved by the Company’s Board of Directors on January 21, 2003, and was effective upon approval by the Company’s shareholders on April 23, 2003. The 2003 Option Plan provided for the grant of up to 607,754 incentive and nonstatutory stock options. Upon the approval of the 2007 Stock Incentive Plan, no further awards of options may be made under the 2003 Option Plan. Unexercised options which were previously issued under the 2003 Option Plan have not been terminated, but will otherwise continue in accordance with the 2003 Option Plan and the agreements pursuant to which the options were issued. All stock options granted under either the 2003 Option Plan or the 2007 Stock Incentive Plan have an exercise price that is at least equal to the fair market value of the Company’s common stock on the date the options were granted. The maximum option term is ten years, and options vest immediately for the directors’ grant and over four years for the officers’ grant, except as otherwise determined by the Executive Compensation Committee of the Board of Directors.

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

The following table summarizes stock option activity:

	Six Months Ended June 30, 2011
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	409,783	$13.30
Granted	—	—
Exercised	—	—
Forfeited or expired	5,000	6.76
Outstanding, period end	404,783	$13.38
Options exercisable at period end	301,466	$15.25

The following table details stock options outstanding:

	June 30, 2011	December 31, 2010
Stock options vested and currently exercisable:
Number	301,466	301,466
Weighted average exercise price	$15.25	$15.25
Aggregate intrinsic value	$267	$320
Weighted average remaining life (in years)	4.9	5.3

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $16 and $33 in stock compensation expense during the three and six months ended June 30, 2011 and $29 and $57 in stock compensation expense during the three and six months ended June 30, 2010 to salaries and employee benefits. There were 1,500 options granted in the first quarter of 2010.  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2011 and beyond is estimated as follows:

Year	(in thousands)
July 2011 - December 2011	$32
2012	45
2013	11
2014	—
2015	—

During the second quarter of 2011, the Compensation Committee of the Board of Directors of the Company granted restricted stock awards in the form of restricted stock to certain executive officers pursuant to the Company’s annual performance-based incentive bonus plan.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date.  The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date, April 8, 2011 ($9.68).  The stock awards vest as follows – 80% on the second anniversary of the date of grant and 20% on the third anniversary of the date of grant.  A total of 46,244 shares of common stock of the Company were granted.

A summary of changes in the Company’s nonvested shares for the year follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2011	0	0

Granted	46,244	$9.68

Vested	0	0

Forfeited	0	0

Nonvested at June 30, 2011	46,244	$9.68

As of June 30, 2011, there was $410 of total unrecognized compensation costs related to nonvested restricted stock awards granted under this plan that will be recognized over the remaining vesting period of approximately 2.7 years.  The recognized compensation costs related to this plan was $37 and $0 for the first six months of 2011 and 2010 respectively.

During the second quarter of 2011, members of the Board of Directors of the Company were given the option of having their annual retainer paid in cash, Company stock, or a combination of cash and stock.  The annual retainer is paid quarterly, on May 1, August 1, November 1, and February 1, for all directors serving on the Board on those dates.  Other expense is recognized over the three month period of the awards based on the fair value of the stock at the issue dates.  The value of the quarterly awards were determined by multiplying the award amount by the average closing price of a share of Company common stock on the five trading days prior to the date of the Company’s annual meeting, April 27, 2011 ($9.53).  The shares issued vest immediately.  A total of 6,750 shares of common stock were granted to directors during the second quarter of 2011.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of June 30, 2011
Available for Sale
State and municipal	$308,025	$11,541	$(752)	$318,814
Mortgage-backed securities-residential (GSE’s)	245,349	9,239	(354)	254,234
Collateralized mortgage obligations	249,475	3,985	(14)	253,446
Equity securities	4,405	—	—	4,405
Other securities	1,002	—	(14)	988
Total available for sale	$808,256	$24,765	$(1,134)	$831,887

As of December 31, 2010
Available for Sale
State and municipal	$294,706	$7,193	$(1,755)	$300,144
Mortgage-backed securities-residential (GSE’s)	304,347	9,513	(1,029)	312,831
Collateralized mortgage obligations	184,549	3,129	(1,681)	185,997
Equity securities	4,405	—	—	4,405
Other securities	3,514	—	(820)	2,694
Total available for sale	$791,521	$19,835	$(5,285)	$806,071

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity or with no maturity are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$1,035	$1,041
One through five years	38,316	39,958
Six through ten years	91,883	95,287
After ten years	177,793	183,516
Mortgage-backed securities-residential (GSE’s)	245,349	254,234
Collateralized mortgage obligations	249,475	253,446
Equity securities	4,405	4,405
Total available for sale securities	$808,256	$831,887

Proceeds from sales of securities available for sale were $120,600 and $111,563 for the six months ended June 30, 2011 and 2010, respectively. Gross gains of $3,737 and $3,017 and gross losses of $83 and $39 were realized on these sales during 2011 and 2010, respectively.

Proceeds from sales of securities available for sale were $77,172 and $71,535 for the three months ended June 30, 2011 and 2010, respectively. Gross gains of $2,521 and $1,925 and gross losses of $0 and $0 were realized on these sales during 2011 and 2010, respectively.

Below is a summary of securities with unrealized losses as of June 30, 2011 and December 31, 2010 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
June 30, 2011 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$31,240	$(660)	$661	$(92)	$31,901	$(752)
Mortgage-backed securities-residential (GSE’s)	39,556	(354)	—	—	39,556	(354)
Collateralized mortgage obligations	3,674	(14)	3	—	3,677	(14)
Other securities	988	(14)	—	—	988	(14)
Total temporarily impaired	$75,458	$(1,042)	$664	$(92)	$76,122	$(1,134)

	Less than 12 months		12 months or longer		Total
December 31, 2010 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$69,009	$(1,664)	$406	$(91)	$69,415	$(1,755)
Mortgage-backed securities-residential (GSE’s)	42,926	(1,029)	—	—	42,926	(1,029)
Collateralized mortgage obligations	70,656	(1,681)	—	—	70,656	(1,681)
Other securities	1,010	(2)	1,684	(818)	2,694	(820)
Total temporarily impaired	$183,601	$(4,376)	$2,090	$(909)	$185,691	$(5,285)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities are generally evaluated for OTTI under ASC 320. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC 325-10.

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

As of June 30, 2011, the Company’s security portfolio consisted of 970 securities, 91 of which were in an unrealized loss position.  Unrealized losses on state and municipal securities have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The Company monitors the financial condition of these issuers. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

At June 30, 2011, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, which are institutions which the government has affirmed its commitment to support. Because the decline in fair value of approximately $0.4 million is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2011.

The Company’s collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations with a market value of $253 million which had small unrealized losses of $14 at June 30, 2011. The Company monitors to insure it has adequate credit support and as of June 30, 2011, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. All securities are investment grade.

NOTE 4 - LOANS AND ALLOWANCE

Loans were as follows:

	June 30, 2011	December 31, 2010
Commercial
Commercial and industrial	$129,023	$138,291
Agricultural	18,809	27,178
Commercial Real Estate
Farm	53,059	48,307
Hotel	149,568	152,416
Construction and development	36,086	59,319
Other	574,587	589,192
Residential
1-4 family	376,186	380,987
Home equity	214,268	213,607
Consumer
Direct	55,224	59,139
Indirect	8,694	12,535
Total loans	1,615,504	1,680,971
Allowance for loan losses	(41,462)	(42,605)
Net loans	$1,574,042	$1,638,366

Activity in the allowance for loan losses was as follows:

	June 30,
	2011	2010
Allowance for loan losses
Balances, January 1	$42,605	$46,648
Provision for losses	9,600	22,250
Recoveries on loans	1,814	1,171
Loans charged off	(12,557)	(28,633)
Balances, June 30	$41,462	$41,436

Activity in the allowance for loan losses for the six months ended June 30, 2011 and the recorded investment of loans and allowances by portfolio segment and impairment method as of June 30, 2011 were as follows:

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2011	$6,386	$32,653	$2,281	$1,285	$42,605
Provision charged to expense	(259)	7,816	1,653	390	9,600
Losses charged off	(543)	(9,266)	(1,710)	(1,038)	(12,557)
Recoveries	205	648	364	597	1,814
Balance, June 30, 2011	$5,789	$31,851	$2,588	$1,234	$41,462
Ending Balance individually evaluated for impairment	$1,806	$5,140	$—	$—	$6,946
Ending Balance collectively evaluated for impairment	3,983	26,711	2,588	1,234	34,516
Total ending allowance balance	$5,789	$31,851	$2,588	$1,234	$41,462
Loans
Ending Balance individually evaluated for impairment	$6,375	$40,420	$11,493	$1,248	$59,536
Ending Balance collectively evaluated for impairment	141,457	772,880	578,961	62,670	1,555,968
Total ending loan balance excludes $ 6,308 of accrued interest	$147,832	$813,300	$590,454	$63,918	$1,615,504

Activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2011 was as follows:

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, April 1, 2011	$5,949	$33,229	$2,607	$1,470	$43,255
Provision charged to expense	(53)	3,450	606	(3)	4,000
Losses charged off	(284)	(5,004)	(788)	(488)	(6,564)
Recoveries	177	176	163	255	771
Balance, June 30, 2011	$5,789	$31,851	$2,588	$1,234	$41,462

The balance of recorded investment of loans and allowance for loan losses by portfolio segment and impairment method as of December 31, 2010 were as follows:

Balance, December 31, 2010	Commercial	Commercial Real Estate	Residential	Consumer	Total
Ending Balance individually evaluated for impairment	$1,753	$8,571	$—	$—	$10,324
Ending Balance collectively evaluated for impairment	4,633	24,082	2,281	1,285	32,281
Total ending allowance balance	$6,386	$32,653	$2,281	$1,285	$42,605

Loans
Ending Balance individually evaluated for impairment	$8,223	$64,048	$16,801	$1,504	$90,576
Ending Balance collectively evaluated for impairment	157,246	785,186	577,793	70,170	1,590,395
Total ending loan balance excludes $6,779 of accrued interest	$165,469	$849,234	$594,594	$71,674	$1,680,971

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded
Commercial
Commercial and industrial	$4,416	$4,368	$1,806
Agricultural
Commercial Real Estate
Farm	461	461	128
Hotel	5,442	5,441	52
Construction and development	3,507	2,338	702
Other	14,409	13,400	4,258
Total	$28,235	$26,008	$6,946
With no related allowance recorded
Commercial
Commercial and industrial	$2,323	$1,887	$—
Agricultural	411	120
Commercial Real Estate
Farm	571	538
Hotel	876	384
Construction and development	7,883	4,666
Other	16,179	13,192
Residential
1-4 Family	10,010	9,700
Home Equity	1,885	1,793
Consumer
Direct	1,205	1,194
Indirect	58	54
Total	$41,401	$33,528	$—

The following table presents the average balance of impaired loans by class for the three and six month period ended June 30, 2011and interest income recognized on impaired loans and cash basis interest for the six month period ended June 30, 2011

	Three Month Average Balance	Six Month Average Balance	Interest Income Recognized / Cash Basic Interest
Commercial
Commercial and industrial	$6,823	$7,246	$19
Agricultural	124	126
Commercial Real Estate
Farm	1,092	1,128
Hotel	6,066	8,265
Construction and development	6,664	10,777
Other	28,536	29,396	35
Residential
1-4 Family	10,661	12,070	5
Home Equity	1,708	1,776	9
Consumer
Direct	1,063	1,186	2
Indirect	59	64	3
Total	$62,796	$72,034	$73

The amounts at June 30, 2010 were as follows:	$96,039	$97,257	$51

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded
Commercial
Commercial and industrial	$4,935	$4,902	$1,753
Agricultural
Commercial Real Estate
Farm	461	465	71
Hotel	13,178	12,603	1,151
Construction and development	41,924	17,613	3,110
Other	22,580	20,458	4,239
Total	$83,078	$56,041	$10,324

With no related allowance recorded
Commercial
Commercial and industrial	$3,966	$3,191	$—
Agricultural	422	130
Commercial Real Estate
Farm	766	735
Hotel	59	60
Construction and development	1,677	1,390
Other	14,120	10,724
Residential
1-4 Family	15,171	14,889
Home Equity	2,000	1,912
Consumer
Direct	1,431	1,430
Indirect	78	74
Total	$39,690	$34,535	$—

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2011 and December 31, 2010

	June 30, 2011		December 31, 2010
	Non-accrual	Past due over 90 days and still accruing	Non-accrual	Past due over 90 days and still accruing
Commercial
Commercial and industrial	$3,576	$—	$4,587	$—
Agricultural	120		130
Commercial Real Estate
Farm	998		736
Hotel	384		6,533
Construction and development	6,496		19,004
Other	21,071	62	24,531	41
Residential
1-4 Family	8,005	31	10,682	849
Home Equity	1,651	11	1,688	85
Consumer
Direct	217		261	14
Indirect	54		74
Total	$42,572	$104	$68,226	$989

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 by class of loans:

	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$129,023	$1,121	$159	$2,691	$3,971	$125,052
Agricultural	18,809			118	118	18,691
Commercial Real Estate
Farm	53,059	278		937	1,215	51,844
Hotel	149,568			384	384	149,184
Construction and development	36,086	1,200	1,103	6,110	8,413	27,673
Other	574,587	4,686	2,649	13,262	20,597	553,990
Residential
1-4 Family	376,186	2,424	1,970	5,240	9,634	366,552
Home Equity	214,268	808	419	940	2,167	212,101
Consumer
Direct	55,224	268	100	80	448	54,776
Indirect	8,694	89	24	17	130	8,564
Total — excludes $6,308 of accrued interest	$1,615,504	$10,874	$6,424	$29,779	$47,077	$1,568,427

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$138,291	$1,202	$233	$3,151	$4,586	$133,705
Agricultural	27,178			130	130	27,048
Commercial Real Estate
Farm	48,307			528	528	47,779
Hotel	152,416			512	512	151,904
Construction and development	59,319		728	18,276	19,004	40,315
Other	589,192	4,237	2,678	17,646	24,561	564,631
Residential
1-4 Family	380,987	7,101	2,633	8,013	17,747	363,240
Home Equity	213,607	642	261	1,375	2,278	211,329
Consumer
Direct	59,139	508	153	138	799	58,340
Indirect	12,535	114	6	36	156	12,379
Total — excludes $6,779 of accrued interest	$1,680,971	$13,804	$6,692	$49,805	$70,301	$1,610,670

At June 30, 2011, the Company had $16,243 of troubled debt restructurings compared to $22,250 at December 31, 2010.  The Company has allocated $2,382 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2011. The Company has committed to lend additional amounts totaling $0 to customers with outstanding loans that are classified as troubled debt restructurings.  At December 31, 2010, the comparable numbers were $2,599 of specific reserves and $517 of commitments.

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

As of June 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$109,941	$9,719	$5,787	$3,576
Agricultural	17,866	666	159	118
Commercial Real Estate
Farm	47,552	3,038	1,471	998
Hotel	77,263	68,644	3,277	384
Construction and development	13,621	8,734	7,235	6,496
Other	456,746	52,421	44,125	21,295
Total	$722,989	$143,222	$62,054	$32,867

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be performing or under performing. These loans are primarily residential mortgage and consumer loans. Performing loans are loans risk graded 1-4 and under performing loans are loans risk graded 5, 6, or 9. As of June 30, 2011, the performing/under performing loans by class of loans are as follows:

	Performing	Under performing
Residential
1-4 Family	$344,576	$31,610
Home Equity	208,386	5,882
Consumer
Direct	53,330	1,894
Indirect	8,492	202
Total	$614,784	$39,588

As of December 31, 2010, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$113,349	$14,019	$6,336	$4,587
Agricultural	25,113	1,766	169	130
Commercial Real Estate
Farm	38,206	7,590	1,775	736
Hotel	86,884	55,666	3,332	6,533
Construction and development	16,083	10,697	13,535	19,004
Other	479,863	45,491	39,308	24,531
Total	$759,498	$135,229	$64,455	$55,521

As of December 31, 2010, the performing/under performing loans by class of loans are as follows:

	Performing	Under performing
Residential
1-4 Family	$351,181	$29,806
Home Equity	207,833	5,774
Consumer
Direct	57,240	1,899
Indirect	12,248	287
Total	$628,502	$37,766

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned is recorded in other assets on the balance sheet.  Activity in other real estate owned was as follows:

	2011	2010
Beginning Balance — January 1	$11,453	$10,363
Transfer to other real estate owned	13,660	4,059
Sales	(10,228)	(6,941)
Net loss and write-downs	(561)	(16)
Ending Balance — June 30	$14,324	$7,465

Expenses related to foreclosed assets include:

	Six Months Ended
	June 30, 2011	June 30, 2010
Net loss and write-downs	$561	$16
Operating expenses	423	211

NOTE 6 - DEPOSITS

	June 30, 2011	December 31, 2010

Noninterest-bearing demand	$304,995	$268,390
Interest-bearing demand	836,059	798,897
Savings	470,567	430,367
Certificates of deposit of $100 or more	203,576	231,019
Other certificates and time deposits	428,449	482,891
Total deposits	$2,243,646	$2,211,564

NOTE 7 - EARNINGS PER SHARE

Earnings per common share (EPS) were computed as follows:

	June 30, 2011			June 30, 2010
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
For the three months ended	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per common share:
Net income	$7,626	20,183,924	$	$2,165	20,136,362	$
Preferred dividends and accretion	(764)			(764)
Net income available to common shareholders	$6,862	20,183,924	$0.34	$1,401	20,136,362	$0.07
Effect of dilutive shares/warrants		35,782			25,614
Net income available to common shareholders and assumed conversions	$6,862	20,219,706	$0.34	$1,401	20,161,976	$0.07

	June 30, 2011			June 30, 2010
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
For the six months ended	Income	Shares	Amount	Loss	Shares	Amount
Basic earnings per common share:
Net income	$12,172	20,159,924	$	$5,414	20,136,362	$
Preferred dividends and accretion	(1,527)			(1,527)
Net income available to common shareholders	$10,645	20,159,924	$0.53	$3,887	20,136,362	$0.19
Effect of dilutive shares/warrants		41,841			14,137
Net income available to common shareholders and assumed conversions	$10,645	20,201,765	$0.53	$3,887	20,150,499	$0.19

Stock options for 251,116 common shares and stock warrants for 571,906 common shares for both the second quarter and YTD in 2011 and stock options for 262,441 common shares on a quarterly basis and 305,441 common shares on a YTD basis and stock warrants for 571,906 common shares in 2010 were not considered in computing diluted earnings per share because they were antidilutive.

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or using market data utilizing pricing models, primarily Interactive Data Corporation (IDC), that vary based upon asset class and include available trade, bid, and other market information. Matrix pricing is used for most municipals, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. The grouping of securities is done according to insurer, credit support, state of issuance, and rating to incorporate additional spreads and municipal curves. For the general market municipals, the Thomson Municipal Market Data curve is used to determine the initial curve for determining the price, movement, and yield relationships with the municipal market (Level 2 inputs). Level 3 securities are largely comprised of small, local municipality issuances.  Fair values are derived through consideration of funding type, maturity and other features of the issuance, and include reviewing financial statements, earnings forecasts, industry trends and the valuation of comparative issuers.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Securities available-for sale
States and municipals	$318,814		$307,634	11,180
Mortgage-backed securities - residential	254,234		254,234
Collateralized mortgage obligations	253,446		253,446
Equity securities	4,405	3,655		750
Other securities	988	988
Total securities available-for-sale	$831,887	$4,643	$815,314	$11,930

		Fair Value Measurements at December 31, 2010 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available-for sale
States and municipals	$300,144		$300,144
Mortgage-backed securities - residential	312,831		312,831
Collateralized mortgage obligations	185,997		185,997
Equity securities	4,405	3,655		750
Other securities	2,694		824	1,870
Total securities available-for-sale	$806,071	$3,655	$799,796	$2,620

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month period ended June 30:

Six months ended June 30, 2011

Available for sale securities
Beginning balance, January 1, 2011	$2,620
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—
Gains (losses) on securities	—
Included in other comprehensive income	97
Purchases, issuances, and settlements	—
Transfers in and / or out of Level 3	9,213
Ending balance, June 30, 2011	$11,930

The transfers out were securities that are being called by the issuer in the second quarter of 2011. The Company feels that the established call price is no longer indicative of a Level 3 value and thus transferred them to Level 1.  The transfers in were municipal securities that are no longer priced by our third party as of June 30, 2011 due to the smaller size lots of the issuers.  The Company continues to monitor these investments to insure there is no impairment.

Six months ended June 30, 2010

Available for sale securities
Beginning balance, January 1, 2010	$3,220
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—
Gains (losses) on securities	—
Included in other comprehensive income	261
Purchases, issuances, and settlements	—
Transfers in and / or out of Level 3	—
Ending balance, June 30, 2010	$3,481

The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarter ended June 30 for Level 3 assets and liabilities that are still held at June 30.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2011 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Construction and development	$1,636			1,636
Commercial real estate	9,142			9,142
Hotel	5,389			5,389
Commercial and industrial loans	2,562			2,562
Other	333			333
Total impaired loans	19,062			19,062
Other real estate owned/assets held for sale	4,355			4,355

		Fair Value Measurements at December 31, 2010 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$			$
Commercial and industrial	3,149			3,149
Farm	394			394
Hotel	11,452			11,452
Construction and development	14,503			14,503
Other	16,219			16,219
Total impaired loans	45,717			45,717
Servicing rights	5,498		5,498
Other real estate owned/assets held for sale	3,085			3,085

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $26,008, with a valuation allowance of $6,946 at June 30, 2011.  The Company recorded $1,412 of provision expense associated with these loans for the three months ended June 30, 2011 and $3,839 of provision expense associated with these loans for the six months ended June 30, 2011.  At December 31, 2010, impaired loans had a gross carrying amount of $56,041 with a valuation allowance of $10,324.  The Company recorded $7,877 of provision expense associated with these loans for the three month period ended June 30, 2010, and recorded $12,521 of provision expense for the six month period ended June 30, 2010.

At December 31, 2010, servicing rights were carried at a fair value of $5,498, which is made up of the gross outstanding balance of $5,992, net of a valuation allowance of $494.  A $205 charge was included in the second quarter 2010 earnings and a $95 charge was included in the first six months 2010 earnings.

Other real estate owned/assets held for sale is evaluated at the time a property is acquired through foreclosure or shortly thereafter.  Fair value is based on appraisals by qualified licensed appraisers.  At June 30, 2011, other real estate owned was carried at a fair value of $4,355, which is made up of the gross outstanding balance of $6,071, net of a valuation allowance of $1,716.  During the second quarter of 2011, these properties were written down by $228.  For the first six months of 2011, these properties were written down by $737.  No charges were taken in the three or six month periods ended June 30, 2010.

The following table presents the carrying amounts and estimated fair values of financial instruments at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$151,208	$151,208	$60,123	$60,123
Securities available-for-sale	831,887	831,887	806,071	806,071
Restricted stock	17,311	N/A	19,502	N/A
Loans, net including loans held for sale	1,559,502	1,533,338	1,598,494	1,584,631
Interest receivable	11,380	11,380	11,552	11,552

Financial liabilities
Deposits	2,243,646	2,247,212	2,211,564	2,214,778
Other borrowings	40,808	40,808	33,181	33,181
Subordinated debentures	50,192	26,605	50,117	26,565
FHLB advances	141,692	152,108	152,065	163,498
Interest payable	2,448	2,448	3,391	3,391

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

NOTE 9 — REGULATORY CAPITAL

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity’s activities that are not part of the calculated ratios. During the second quarter of 2010, the Bank entered into an agreement with its regulators to maintain a Tier 1 leverage ratio of at least 8% and a total risk based capital ratio of at least 11%, both of which are higher than the levels required for adequate capitalization.  (See Note 10 below).

Actual and required capital amounts and ratios are presented below:

			Required for		To Comply with
	Actual		Adequate Capital		Regulatory Agreement
June 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$303,622	18.0%	195,133	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	282,383	16.7	67,567	4.0	N/A	N/A
Tier 1 capital (to average assets)	282,383	10.3	110,087	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	286,805	17.1%	134,310	8.0%	184,708	11.0%
Tier 1 capital (to risk-weighted assets)	265,566	15.8	67,155	4.0	—	—
Tier 1 capital (to average assets)	265,566	9.8	108,894	4.0	217,775	8.0

			Required for		To Comply with
	Actual		Adequate Capital		Regulatory Agreement
December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$293,069	16.8%	139,611	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	270,998	15.5	69,806	4.0	N/A	N/A
Tier 1 capital (to average assets)	270,998	9.7	112,069	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	271,430	15.7%	138,237	8.0%	190,076	11.0%
Tier 1 capital (to risk-weighted assets)	249,571	14.4	69,118	4.0	—	—
Tier 1 capital (to average assets)	249,571	9.0	110,761	4.0	221,522	8.0

Management believes as of June 30, 2011, the Company and the Bank meet all capital adequacy requirements to which they are subject to be considered well-capitalized. The holding company is a source of additional financial strength to the Bank with its $8,000 in cash and its ability to downstream additional capital to the Bank.

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

Results of Operations

Net income for the second quarter of 2011 was $7,626 compared to net income of $2,165 for the second quarter of 2010. The increase in net income was primarily attributable to a decrease in the Company’s loan loss provision expense of $8,750 from the second quarter of 2010.  Diluted earnings per common share for the second quarter totaled $0.34 in 2011, an increase from the $0.07 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 9.86% for the second quarter of 2011 while return on average assets was 1.09% for the same period, compared to 2.89% and 0.30% in the second quarter of 2010.

For the six months ended June 30, 2011, net income was $12,172 compared to net income of $5,414 for the same period a year ago.  The increase in net income was also primarily attributable to a decrease in the Company’s loan loss provision expense of $12,650 from 2010 offset by a decrease in insurance commissions of $1,117 (the Company sold its property and casualty lines of insurance in the fourth quarter of 2010), losses on other real estate of $545, additional marketing expenditures of $910 related to investments in a checking account acquisition program and a customer/employee engagement survey, and additional costs associated with collection expenses on problem loans of $437.  Earnings per share increased to $.53 in 2011 from $.19 in 2010. Return on average shareholders’ equity was 7.94% for the first six months of 2011 while return on average assets was 0.88% for the same period, compared to 3.65% and 0.38% in the first six months of 2010.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Second quarter net interest income of $25,390 in 2011 was a slight increase of 0.1% versus the second quarter of 2010. Average earning assets decreased $66 million with the majority of the decrease the result of reduced loan balances of $163 million.  Offsetting this decrease in loans was an increase in the investment portfolio of $92 million. Also affecting margin was an increase in average demand deposits, NOW accounts, and savings accounts of $142 million which offset a decrease in higher costing CD and FHLB advances of $223 million.  Net interest margin, on a fully-taxable equivalent basis, was 4.25% for the second quarter of 2011, a significant increase compared to 4.05% for the same period a year ago and a 5 basis point decrease on a linked quarter basis.

For the first six months of 2011, the Company’s net interest margin was 4.28% compared to 4.07% for the first six months of 2010.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

Second quarter non-interest income for 2011 was $11,520 compared to $11,360 for the second quarter of 2010.  Contributing to the slight increase of $160 was an increase in trust and investment product fees of $196, interchange income of $154, service charges (primarily overdraft fees) of $139, a bank owned life insurance policy gain of $141, and securities gains of $596.  The Company has increased its number of financial advisors in the last year and this increase has resulted in greater fee income growth.  Continued organic growth in deposit accounts has resulted in higher fee and interchange income.  The Company’s strategy has been to realize gains on its investment portfolio when the interest rate environment has presented opportunities to reposition the securities portfolio to maximize overall returns.  Offsetting these increases was a decrease in insurance commissions of $599 as the Company sold the property and casualty insurance lines of business in the fourth quarter of 2010 and mortgage banking income of $490.  Refinancing activity has slowed from the levels experienced in 2010.

For the six months ended June 30, 2011, non-interest income was $20,839 compared to $21,191 for the same period a year ago. The aforementioned increases and decreases contributed to this slight reduction.  In addition, there were two write downs of ORE property of $388 in the first quarter of 2011.

Non-interest Expense

The Company’s non-interest expense was $23,383 for the second quarter of 2011, compared to $22,577 for the same period in 2010.  The primary increases were in marketing costs and other expenses.  Marketing expenses increased by $422 as the Company has made investments in a checking account acquisition program and a customer/employee engagement survey and improvement program.  Other expenses increased by $375 primarily as a result of consulting fees.  The Company has engaged firms to analyze inefficiencies throughout the organization.  Any cost savings gained through this process are expected to be realized starting in the second half of 2011.  The Company’s efficiency ratio was 60.4% for the second quarter of 2011 compared to 59.5% for the same period a year ago.

For the six months ended June 30, 2011, non-interest expense was $47,203 compared to $45,062 for the same period a year ago. The largest amount of the increase was due to the aforementioned marketing expenses of $910, other expenses (consulting fees) of $338, and collection expenses on problem loans of $437.  The Company’s efficiency ratio was 63.2% for the first six months of 2011 compared to 60.7% for the same period a year ago.

Income Taxes

The effective tax rate for the first six months was 15.3% for 2011 compared to (21.0%) for the same period a year ago.  The increase in the effective rate is due to the Company’s tax exempt income and credits which remained relatively consistent with prior quarters combined with an increase in GAAP income before taxes.  The Company and its subsidiaries file consolidated income tax returns.

Financial Condition

Total assets at June 30, 2011 were $2,819,944, a slight increase from total assets of $2,769,312 as of December 31, 2010.  An increase in cash and due from banks of $91 million and securities of $26 million was offset primarily by a decrease in loans of $64 million.  Average earning assets represented 90.8% of average total assets for the first six months of 2011 and 91.0% for the same period in 2010. Average loans represented 74.1% of average deposits in the first six months of 2011 and 81.4% for the comparable period in 2010. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 59.1% and 63.5% for the six-month periods ended June 30, 2011 and 2010 respectively.

The increase in deposits of $32 million from December 31, 2010 to June 30, 2011 was due primarily to increases in noninterest bearing deposits of $37 million, interest bearing demand deposits of $37 million, and savings deposits of $40 million offset by decreases in CD balances of $82 million.

Shareholders’ equity was $319 million on June 30, 2011 compared to $303 million on December 31, 2010.  Book value (shareholders’ equity) per common share was $13.01 at June 30, 2011 versus $12.24 at year-end 2010. Accumulated other comprehensive income increased book value per share by $0.76 at June 30, 2011 and increased book value per share by $0.47 at December 31, 2010.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.  Interest rates decreased slightly during the first six months of 2011 which caused the unrealized gain on securities to increase from the amount at December 31, 2010.

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

The Company has both internal and external loan review personnel who annually review the top 100 loan relationships.  External loan review personnel also examine all commercial credit relationships over $1.85 million.

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

Total loans (excluding loans held for sale) decreased $65,467 from year end 2010.  Approximately 35% of the decrease was in the construction and development portfolio as the continued sluggish economy resulted in the Company ceasing origination of these loans and a high level of charge offs taken in the first half of 2011.  The Company experienced weak overall demand across all segments.  Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 23.3% of total loans at June 30, 2011 and 22.7% at December 31, 2010. The Company anticipates this category of loans to decrease as a large portion of future residential real estate loan originations will be sold to the secondary market.  On June 30, 2011, the Company had $4,522 of residential real estate loans held for sale, which was a decrease from the year-end balance of $5,845. The Company generally retains the servicing rights on mortgages sold.

Loans are placed on “non-accrual” status when, in management’s judgment, the collateral value and/or the borrower’s financial condition does not justify accruing interest. As a general rule, commercial and real estate loans are reclassified to nonaccrual status at or before becoming 90 days past due. Interest previously recorded is reversed and charged against current income. Subsequent interest payments collected on nonaccrual loans are thereafter applied as a reduction of the loan’s principal balance. Non-performing loans were as follows (non-accrual loans + loans past due 90 days and still accruing + troubled debt restructurings):

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Amount	$58,919	$71,277	$91,519	$90,563	$98,680
Percent of loans	3.65%	4.34%	5.44%	5.25%	5.62%

The reduction of $33 million from year end was due to charge-offs taken in the first half of 2011, the transfer of balances to ORE, as well as some paydowns/payoffs.  Of the $58,919 of non-performing loans at June 30, 2011, $26,008 had a specific reserve allocated of $6,946.

As of June 30, 2011, the Company has charged down approximately $10,100 of impaired collateral dependent loans to their estimated realizable value.  $3,400 of this amount was charged down in the second quarter of 2011.  As collateral dependent loans become impaired in the future, an appraisal will be used to establish a basis to charge down the loan. These loans are primarily land development and real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses.  In the course of resolving nonperforming loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by us to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection.

The provision for loan losses was $4,000 in the second quarter of 2011 compared to $12,750 for the same period in 2010 and $5,600 for the first quarter of 2011. For the first six months of 2011 and 2010, the provision for loan loss was $9,600 and $22,250 respectively.  The decrease in provision expense from the fourth quarter of 2010 was primarily due to the relative stabilization in the amount of non-performing and watch list loans in aggregate.  The amount of new non-accrual loans in the second quarter of 2011 was approximately $3,777 higher than the first quarter of 2011.  However, $3,188 of the increase is the result of one large credit.

Net loan losses were $5,793 for the second quarter of 2011 compared to $14,339 for the same period a year ago and $10,743 for the first six months of 2011 compared to $27,462 a year ago.  Approximately 75% of the Company’s charge-offs for the first six months of 2011 was related to 20 commercial credits.  All but approximately $1,229 of these charge-offs had an allowance allocated in 2010 or prior.

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The allowance for loan losses as of June 30, 2011 was considered adequate by management.  The allowance for loan losses was $41,462 as of June 30, 2011 and represented 2.57% of total outstanding loans compared to $42,605 as of December 31, 2010 or 2.53% of total outstanding loans.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of June 30, 2011, the Company had $831,887 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $23,631 was recorded to adjust the AFS portfolio to current market value at June 30, 2011, compared to an unrealized pre-tax gain of $14,550 at December 31, 2010. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future and the decline in fair value is largely due to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 87.9% and 85.7% of total average earning assets for the six-month periods ending June 30, 2011 and 2010. Total interest-bearing deposits averaged 87.5% and 89.0% of average total deposits for the six-month periods ending June 30, 2011 and 2010, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $141,692 outstanding at June 30, 2011. These advances have interest rates ranging from 2.47% to 5.90%.  All of the current advances were originally long-term advances with approximately $6,000 maturing in 2011, $21,000 maturing in 2012, $15,000 maturing in 2013, $25,000 maturing in 2014, $11,000 maturing in 2015, and $64,000 maturing in 2016 and beyond.

Capital Resources

Total shareholders’ equity was $318,950 at June 30, 2011, which was an increase of $16,380 compared to the $302,570 of shareholders’ equity at December 31, 2010. The increase in shareholders’ equity was primarily attributable to the Company’s net income of $12,172 for the first six months of 2011 and the increase in other comprehensive income of $5,902, offset by the preferred dividend of $1,527.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At June 30, 2011, Tier 1 capital to total average assets was 10.3%. Tier 1 capital to risk-adjusted assets was 16.7%. Total capital to risk-adjusted assets was 18.0%. All three ratios exceed all required ratios established for bank holding companies. The Company has entered into an agreement with its regulators regarding capital levels at the Bank.  See Note 10 in the Notes to the Consolidated Financial Statements for information regarding this agreement.  Risk-adjusted capital levels of the Bank exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.01 per share in the second quarter of 2011 versus $0.01 for the second quarter of 2010.  To prudently manage capital, the Company elected to reduce its dividend starting in the second quarter of 2009.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 79.3% of total earning assets for the six months ended June 30, 2011 and 75.3% for the same period in 2010.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2011 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

The repeal of Regulation Q may increase competition for deposits and increase our interest expense.

On July 18, 2011, the Board of Governors of the Federal Reserve System published a final rule repealing Regulation Q, which prohibits the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System.  The rule implements Section 627 of the Dodd-Frank Wall Street Reform and Consumer Protection Act signed by President Obama on July 21, 2010, which repealed Section 19(i) of the Federal Reserve Act in its entirety effective July 21, 2011.  As a result, banks and thrifts may now offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden under Regulation Q.  The repeal of Regulation Q may cause increased competition from other financial institutions for these deposits. If the Bank decides to pay interest on demand accounts, it would expect interest expense to increase.

Other than as set forth above, there have been no material changes to the risk factors disclosed in the Corporation’s Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 11, 2011.

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

10.1	Form of Restricted Stock Award Agreement (for Executives) under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer

The following exhibits shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and Sections 11 and 12 of the Securities Act of 1933, and are not incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates them by reference.

32.1	Certification pursuant to Section 1350 by Chief Executive Officer

32.2	Certification pursuant to Section 1350 by Chief Financial Officer

101

The following financial statements and notes from the MainSource Financial Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i)  Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the condensed consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSOURCE FINANCIAL GROUP, INC.

August 8, 2011

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

August 8, 2011

/s/ James M. Anderson
James M. Anderson
Senior Vice President & Chief Financial Officer