Form 10-Q
period 2011-09-30
MAINSOURCE FINANCIAL GROUP
filed 2011-11-08
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of November 8, 2011 there were outstanding 20,197,084 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

Item 1.  Financial Statements

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets
Cash and due from banks	$63,964	$40,423
Interest bearing demand deposits	38,771	19,700
Cash and cash equivalents	102,735	60,123
Securities available for sale	867,272	806,071
Loans held for sale	6,543	5,845
Loans, net of allowance for loan losses of $41,433 and $42,605	1,520,859	1,638,366
Restricted stock, at cost	17,108	19,502
Premises and equipment, net	50,563	48,861
Goodwill	61,919	61,919
Purchased intangible assets	7,625	9,102
Cash surrender value of life insurance	47,907	47,756
Interest receivable and other assets	75,018	71,767
Total assets	$2,757,549	$2,769,312

Liabilities
Deposits
Noninterest bearing	$321,529	$268,390
Interest bearing	1,846,218	1,943,174
Total deposits	2,167,747	2,211,564
Securities sold under agreement to repurchase	25,326	33,181
Federal Home Loan Bank (FHLB) advances	151,497	152,065
Subordinated debentures	50,230	50,117
Other liabilities	28,644	19,815
Total liabilities	2,423,444	2,466,742

Shareholders’ equity
Preferred stock, no par value Authorized shares - 400,000 Issued and outstanding shares — 57,000 Aggregate liquidation preference — $57,000	56,336	56,183
Common stock $.50 stated value: Authorized shares - 100,000,000 Issued shares — 20,771,486 and 20,710,764 Outstanding shares — 20,197,084 and 20,136,362	10,405	10,394
Treasury stock — 574,402 at cost	(9,367)	(9,367)
Additional paid-in capital	223,375	223,134
Retained earnings	27,659	12,768
Accumulated other comprehensive income	25,697	9,458
Total shareholders’ equity	334,105	302,570
Total liabilities and shareholders’ equity	$2,757,549	$2,769,312

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollar amounts in thousands except per share data)

	(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest income
Loans, including fees	$23,128	$26,882	$70,823	$80,091
Securities	7,163	7,064	21,680	22,087
Other interest income	54	71	141	149
Total interest income	30,345	34,017	92,644	102,327
Interest expense
Deposits	3,361	5,724	11,476	17,977
Federal Home Loan Bank advances	1,449	1,979	4,330	6,433
Subordinated debentures	430	467	1,296	1,322
Other borrowings	35	53	132	206
Total interest expense	5,275	8,223	17,234	25,938
Net interest income	25,070	25,794	75,410	76,389
Provision for loan losses	5,000	7,000	14,600	29,250
Net interest income after provision for loan losses	20,070	18,794	60,810	47,139
Non-interest income
Insurance commissions	—	562	—	1,679
Mortgage banking	1,428	1,917	3,943	5,128
Trust and investment product fees	740	508	2,493	1,690
Service charges on deposit accounts	4,872	4,634	13,287	12,881
Net realized gains on securities	1,263	—	4,917	2,978
Increase in cash surrender value of life insurance	309	305	903	902
Interchange income	1,642	1,415	4,622	4,089
Other income	24	65	952	1,250
Total non-interest income	10,278	9,406	31,117	30,597
Non-interest expense
Salaries and employee benefits	12,713	12,713	38,126	37,589
Net occupancy expenses	1,616	1,620	5,031	5,006
Equipment expenses	1,970	1,874	5,888	5,762
Intangibles amortization	493	517	1,477	1,550
Telecommunications	507	474	1,472	1,420
Stationery printing and supplies	358	388	1,157	1,107
FDIC assessment	898	1,289	3,066	3,647
Marketing expense	1,085	992	3,292	2,289
Collection expenses	1,298	598	3,214	2,077
Other expenses	2,967	2,541	8,385	7,621
Total non-interest expense	23,905	23,006	71,108	68,068
Income before income tax	6,443	5,194	20,819	9,668
Income tax expense/(benefit)	828	594	3,032	(346)
Net income	5,615	4,600	17,787	10,014
Preferred dividends and discount accretion	(763)	(763)	(2,290)	(2,290)
Net income available to common shareholders	$4,852	$3,837	$15,497	$7,724

Comprehensive income	$15,952	$9,289	$34,026	$20,189

Cash dividends declared per common share	$0.010	$0.010	$0.030	$0.030

Net income per common share - basic and diluted	$0.24	$0.19	$0.77	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollar amounts in thousands)

	(Unaudited)
	Nine months ended September 30,
	2011	2010
Operating Activities
Net income	$17,787	$10,014
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,600	29,250
Depreciation expense	3,792	3,999
Securities amortization, net	1,794	1,057
Stock based compensation expense	252	86
Amortization of purchased intangible assets	1,477	1,550
Increase in cash surrender value of life insurance policies	(903)	(902)
Gain on life insurance benefit	(141)	(67)
Securities gains	(4,917)	(2,978)
Net ORE loss and write-downs	1,212	611
Gain on loans sold	(2,386)	(3,139)
Loans originated for sale	(120,413)	(175,078)
Proceeds from loan sales	122,101	176,406
Change in other assets and liabilities	4,975	5,705
Net cash provided by operating activities	39,230	46,514

Investing Activities
Purchases of securities available for sale	(285,169)	(300,838)
Proceeds from calls, maturities, and payments on securities available for sale	90,330	109,294
Proceeds from sales of securities available for sale	161,744	111,564
Proceeds from life insurance benefit	893	124
Proceeds from ORE sales	11,918	6,818
Loan originations and payments, net	81,749	119,958
Purchases of premises and equipment	(5,494)	(4,158)
Proceeds from redemption of restricted stock	2,394	5,825
Net cash provided by investing activities	58,365	48,587

Financing Activities
Net change in deposits	(43,817)	(18,021)
Net change in other borrowings	(7,855)	(19,134)
Proceeds from FHLB advances	15,000	—
Repayment of FHLB advances	(15,568)	(42,093)
Cash dividends on preferred stock	(2,138)	(2,137)
Cash dividends on common stock	(605)	(604)
Net cash (used) by financing activities	(54,983)	(81,989)
Net change in cash and cash equivalents	42,612	13,112
Cash and cash equivalents, beginning of year	60,123	71,689
Cash and cash equivalents, end of period	$102,735	$84,801

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

Adoption of New Accounting Standards

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring.  The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  The guidance also precludes a creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring.  For public companies, this guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011.  Early adoption was permitted.  Additionally, disclosures about troubled debt restructurings that had previously been delayed by the FASB are now required as of the effective date of this guidance.  As a result of adopting these amendments, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings.  The Company identified as troubled debt restructurings certain loans for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology. Upon identifying those loans as troubled debt restructurings, the Company identified them as impaired under current accounting guidance.  The amendments require prospective application of the impairment measurement guidance for those loans newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in loans for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now individually evaluated as impaired loans and the allowance for credit losses associated with those receivables was a minimal amount.

In April 2011, the FASB issued ASU 2011-5 — “Comprehensive Income — Presentation of Comprehensive Income”.  This statement removed the presentation of comprehensive income in the statement of changes in stockholders’ equity.  The only two allowable presentations are below the components of net income in a statement of comprehensive income or in a separate statement of comprehensive income that begins with total net income.  The guidance is effective for interim or annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on the Company’s results of operations or financial position.

In September 2011, the FASB issued updated guidance on Testing Goodwill for Impairment.  In applying the updated guidance, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if the entity determines that the fair value of the reporting unit is greater than the carrying amount the entity will then be required to perform the first of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount or the impairment loss, if any.  An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.  An entity may resume performing the qualitative assessment in any subsequent period.  The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company has determined that the adoption of this update will not have a material impact on the Company’s results of operations or financial position.

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

All share-based payments to employees, including grants of employee stock options, are recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values.  For options with graded vesting, the Company values the stock option grants and recognize compensation expense as if each vesting portion of the award was a single award.

The following table summarizes stock option activity:

	Nine Months Ended September 30, 2011
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	409,783	$13.30
Granted	9,500	9.14
Exercised	—	—
Forfeited or expired	5,000	6.76
Outstanding, period end	414,283	$13.28
Options exercisable at period end	301,466	$15.25

The following table details stock options outstanding:

	September 30, 2011	December 31, 2010
Stock options vested and currently exercisable:
Number	301,466	301,466
Weighted average exercise price	$15.25	$15.25
Aggregate intrinsic value	$205	$320
Weighted average remaining life (in years)	4.7	5.3

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $16 and $49 in stock compensation expense during the three and nine months ended September 30, 2011 and $29 and $86 in stock compensation expense during the three and nine months ended September 30, 2010 to salaries and employee benefits. There were 1,500 options granted in the first quarter of 2010, 6,000 options granted in the first quarter of 2011, and 3,500 options in the second quarter of 2011.  In order to calculate the fair value of the options granted in 2011, the following weighted-average assumptions were used as of the grant dates:  risk free interest rate of 2.68%, expected option life 7.0 years, expected price volatility 61.4%, and dividend yield of 0.44%.  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2011 and beyond is estimated as follows:

Year	(in thousands)
October 2011 - December 2011	$24
2012	58
2013	24
2014	13
2015	4

During the second quarter of 2011, the Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers pursuant to the Company’s annual performance-based incentive bonus plan.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date.  The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date, April 8, 2011 ($9.68).  The stock awards vest as follows — 80% on the second anniversary of the date of grant and 20% on the third anniversary of the date of grant.  A total of 46,244 shares of common stock of the Company were granted.

A summary of changes in the Company’s nonvested shares for the year follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2011	0	0

Granted	46,244	$9.68

Vested	0	0

Forfeited	0	0

Nonvested at September 30, 2011	46,244	$9.68

As of September 30, 2011, there was $372 of total unrecognized compensation costs related to nonvested restricted stock awards granted under this plan that will be recognized over the remaining vesting period of approximately 2.5 years.  The recognized compensation costs related to this plan was $75 and $0 for the first nine months of 2011 and 2010 respectively.

During the second quarter of 2011, members of the Board of Directors of the Company were given the option of having their annual retainer paid in cash, Company stock, or a combination of cash and stock.  The annual retainer is paid quarterly, on May 1, August 1, November 1, and February 1, for all directors serving on the Board on those dates.  Other expense is recognized over the three month period of the awards based on the fair value of the stock at the issue dates.  The value of the quarterly awards were determined by multiplying the award amount by the average closing price of a share of Company common stock on the five trading days prior to the issuance of the stock ($9.53 for the second quarter payouts and $8.80 for the third quarter payouts).  The shares issued vest immediately.  A total of 6,750 shares of common stock were granted to directors during the second quarter and 7,902 shares of common stock were granted to directors during the third quarter of 2011.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of September 30, 2011
Available for Sale
State and municipal	$313,192	$19,517	$(186)	$332,523
Mortgage-backed securities-residential (GSE’s)	199,241	9,802	—	209,043
Collateralized mortgage obligations	308,894	10,452	—	319,346
Equity securities	5,410	—	—	5,410
Other securities	1,002	—	(52)	950
Total available for sale	$827,739	$39,771	$(238)	$867,272

As of December 31, 2010
Available for Sale
State and municipal	$294,706	$7,193	$(1,755)	$300,144
Mortgage-backed securities-residential (GSE’s)	304,347	9,513	(1,029)	312,831
Collateralized mortgage obligations	184,549	3,129	(1,681)	185,997
Equity securities	4,405	—	—	4,405
Other securities	3,514	—	(820)	2,694
Total available for sale	$791,521	$19,835	$(5,285)	$806,071

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity or with no maturity are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$705	$708
One through five years	42,655	44,613
Six through ten years	92,552	97,784
After ten years	178,282	190,368
Mortgage-backed securities-residential (GSE’s)	199,241	209,043
Collateralized mortgage obligations	308,894	319,346
Equity securities	5,410	5,410
Total available for sale securities	$827,739	$867,272

Proceeds from sales of securities available for sale were $161,744 and $111,564 for the nine months ended September 30, 2011 and 2010, respectively. Gross gains of $5,000 and $3,017 and gross losses of $83 and $39 were realized on these sales during 2011 and 2010, respectively.

Proceeds from sales of securities available for sale were $41,144 and $0 for the three months ended September 30, 2011 and 2010, respectively. Gross gains of $1,263 and $0 and gross losses of $0 and $0 were realized on these sales during 2011 and 2010, respectively.

Below is a summary of securities with unrealized losses as of September 30, 2011 and December 31, 2010 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
September 30, 2011 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$4,896	$(122)	$738	$(64)	$5,634	$(186)
Collateralized mortgage obligations	—	—	3	—	3	—
Other securities	950	(52)	—	—	950	(52)
Total temporarily impaired	$5,846	$(174)	$741	$(64)	$6,587	$(238)

	Less than 12 months		12 months or longer		Total
December 31, 2010 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$69,009	$(1,664)	$406	$(91)	$69,415	$(1,755)
Mortgage-backed securities-residential (GSE’s)	42,926	(1,029)	—	—	42,926	(1,029)
Collateralized mortgage obligations	70,656	(1,681)	—	—	70,656	(1,681)
Other securities	1,010	(2)	1,684	(818)	2,694	(820)
Total temporarily impaired	$183,601	$(4,376)	$2,090	$(909)	$185,691	$(5,285)

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

As of September 30, 2011, the Company’s security portfolio consisted of 988 securities, 18 of which were in an unrealized loss position.  Unrealized losses on state and municipal securities have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The Company monitors the financial condition of these issuers. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

NOTE 4 - LOANS AND ALLOWANCE

Loans were as follows:

	September 30, 2011	December 31, 2010
Commercial
Commercial and industrial	$116,190	$138,291
Agricultural	16,194	27,178
Commercial Real Estate
Farm	45,441	48,307
Hotel	147,384	152,416
Construction and development	31,863	59,319
Other	561,922	589,192
Residential
1-4 family	368,896	380,987
Home equity	213,821	213,607
Consumer
Direct	53,455	59,139
Indirect	7,126	12,535
Total loans	1,562,292	1,680,971
Allowance for loan losses	(41,433)	(42,605)
Net loans	$1,520,859	$1,638,366

Activity in the allowance for loan losses was as follows:

	September 30,
	2011	2010
Allowance for loan losses
Balances, January 1	$42,605	$46,648
Provision for losses	14,600	29,250
Recoveries on loans	2,446	1,904
Loans charged off	(18,218)	(35,342)
Balances, September 30	$41,433	$42,460

Activity in the allowance for loan losses for the nine months ended September 30, 2011 and the recorded investment of loans and allowances by portfolio segment and impairment method as of September 30, 2011 were as follows:

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2011	$6,386	$32,653	$2,281	$1,285	$42,605
Provision charged to expense	1,151	10,162	2,383	904	14,600
Losses charged off	(1,834)	(12,283)	(2,308)	(1,793)	(18,218)
Recoveries	210	943	420	873	2,446
Balance, September 30, 2011	$5,913	$31,475	$2,776	$1,269	$41,433
Ending Balance individually evaluated for impairment	$1,337	$7,793	$—	$—	$9,130
Ending Balance collectively evaluated for impairment	4,576	23,682	2,776	1,269	32,303
Total ending allowance balance	$5,913	$31,475	$2,776	$1,269	$41,433
Loans
Ending Balance individually evaluated for impairment	$5,444	$44,718	$12,938	$1,138	$64,238
Ending Balance collectively evaluated for impairment	126,940	741,892	569,779	59,443	1,498,054
Total ending loan balance excludes $5,906 of accrued interest	$132,384	$786,610	$582,717	$60,581	$1,562,292

Activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2011 and in total for the three month period ended September 30, 2010 was as follows:

	September 30, 2011
	Commercial	Commercial Real Estate	Residential	Consumer	Total	September 30, 2010
Allowance for loan loss
Balance, July 1	$5,789	$31,851	$2,588	$1,234	$41,462	$41,436
Provision charged to expense	1,410	2,346	730	514	5,000	7,000
Losses charged off	(1,291)	(3,017)	(598)	(755)	(5,661)	(6,709)
Recoveries	5	295	56	276	632	733
Balance, September 30	$5,913	$31,475	$2,776	$1,269	$41,433	$42,460

The balance of recorded investment of loans and allowance for loan losses by portfolio segment and impairment method as of December 31, 2010 were as follows:

Balance, December 31, 2010	Commercial	Commercial Real Estate	Residential	Consumer	Total
Ending Balance individually evaluated for impairment	$1,753	$8,571	$—	$—	$10,324
Ending Balance collectively evaluated for impairment	4,633	24,082	2,281	1,285	32,281
Total ending allowance balance	$6,386	$32,653	$2,281	$1,285	$42,605

Loans
Ending Balance individually evaluated for impairment	$8,223	$64,048	$16,801	$1,504	$90,576
Ending Balance collectively evaluated for impairment	157,246	785,186	577,793	70,170	1,590,395
Total ending loan balance excludes $6,779 of accrued interest	$165,469	$849,234	$594,594	$71,674	$1,680,971

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded
Commercial
Commercial and industrial	$3,267	$3,170	$1,337
Agricultural
Commercial Real Estate
Farm	487	486	131
Hotel	5,410	5,410	62
Construction and development	4,892	4,773	2,164
Other	17,843	16,930	5,436
Total	$31,899	$30,769	$9,130
With no related allowance recorded
Commercial
Commercial and industrial	$2,847	$2,192	$—
Agricultural	375	82
Commercial Real Estate
Farm	701	659
Hotel	876	384
Construction and development	3,983	2,913
Other	16,410	13,163
Residential
1-4 Family	11,095	10,872
Home Equity	2,125	2,066
Consumer
Direct	1,088	1,076
Indirect	65	62
Total	$39,565	$33,469	$—

The following table presents the average balance of impaired loans by class for the three and nine month period ended September 30, 2011and interest income recognized on impaired loans and cash basis interest for the nine month period ended September 30, 2011

	Three Month Average Balance	Nine Month Average Balance	Interest Income Recognized / Cash Basic Interest
Commercial
Commercial and industrial	$5,809	$6,775	$19
Agricultural	101	115
Commercial Real Estate
Farm	1,072	1,133
Hotel	5,810	7,647
Construction and development	7,345	10,004	1
Other	28,342	29,570	49
Residential
1-4 Family	10,286	11,771	5
Home Equity	1,929	1,848	7
Consumer
Direct	1,135	1,158	3
Indirect	58	64	5
Total	$61,887	$70,085	$89

The amounts at September 30, 2010 were as follows:	$96,635	$96,013	$78

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded
Commercial
Commercial and industrial	$4,935	$4,902	$1,753
Agricultural
Commercial Real Estate
Farm	461	465	71
Hotel	13,178	12,603	1,151
Construction and development	41,924	17,613	3,110
Other	22,580	20,458	4,239
Total	$83,078	$56,041	$10,324

With no related allowance recorded
Commercial
Commercial and industrial	$3,966	$3,191	$—
Agricultural	422	130
Commercial Real Estate
Farm	766	735
Hotel	59	60
Construction and development	1,677	1,390
Other	14,120	10,724
Residential
1-4 Family	15,171	14,889
Home Equity	2,000	1,912
Consumer
Direct	1,431	1,430
Indirect	78	74
Total	$39,690	$34,535	$—

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2011 and December 31, 2010

	September 30, 2011		December 31, 2010
	Non-accrual	Past due over 90 days and still accruing	Non-accrual	Past due over 90 days and still accruing
Commercial
Commercial and industrial	$2,532	$298	$4,587	$—
Agricultural	82		130
Commercial Real Estate
Farm	1,145		736
Hotel	384		6,533
Construction and development	3,549		19,004
Other	22,825	657	24,531	41
Residential
1-4 Family	9,679		10,682	849
Home Equity	1,794	38	1,688	85
Consumer
Direct	236		261	14
Indirect	62		74
Total	$42,288	$993	$68,226	$989

The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 by class of loans:

	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$116,190	$2,848	$379	$2,086	$5,313	$110,877
Agricultural	16,194			82	82	16,112
Commercial Real Estate
Farm	45,441	139	25	927	1,091	44,350
Hotel	147,384			384	384	147,000
Construction and development	31,863	409	3,779	2,990	7,178	24,685
Other	561,922	6,085	2,672	16,389	25,146	536,776
Residential
1-4 Family	368,896	1,764	1,936	5,893	9,593	359,303
Home Equity	213,821	457	393	1,338	2,188	211,633
Consumer
Direct	53,455	201	34	49	284	53,171
Indirect	7,126	92	18	27	137	6,989
Total — excludes $5,906 of accrued interest	$1,562,292	$11,995	$9,236	$30,165	$51,396	$1,510,896

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$138,291	$1,202	$233	$3,151	$4,586	$133,705
Agricultural	27,178			130	130	27,048
Commercial Real Estate
Farm	48,307			528	528	47,779
Hotel	152,416			512	512	151,904
Construction and development	59,319		728	18,276	19,004	40,315
Other	589,192	4,237	2,678	17,646	24,561	564,631
Residential
1-4 Family	380,987	7,101	2,633	8,013	17,747	363,240
Home Equity	213,607	642	261	1,375	2,278	211,329
Consumer
Direct	59,139	508	153	138	799	58,340
Indirect	12,535	114	6	36	156	12,379
Total — excludes $6,779 of accrued interest	$1,680,971	$13,804	$6,692	$49,805	$70,301	$1,610,670

Troubled Debt Restructurings

During the period ending September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 60 months to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 14 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending September 30, 2011:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Loans	Investment	Investment
Commercial
Commercial and industrial	1	$181	$181
Commercial Real Estate
Construction and development	2	3,779	3,779
Other	4	1,862	1,862
Residential
1-4 Family	2	217	217
Home Equity	16	308	308

Total	25	$6,347	$6,347

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month period ending September 30, 2011:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Loans	Investment	Investment
Commercial
Commercial and industrial	2	$213	$213
Commercial Real Estate
Construction and development	3	4,287	4,287
Hotel	1	5,833	5,410
Other	16	4,325	3,701
Residential
1-4 Family	6	406	406
Home Equity	39	693	693
Consumer
Direct	7	53	53
Total	74	$15,810	$14,763

The troubled debt restructurings described above increased the allowance for loan losses by $20 for both the three and nine month periods ending September 30, 2011 and resulted in charge offs of $40 during the three month period and $463 during the nine month period ending September 30, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three month period ending September 30, 2011:

Troubled Debt Restructurings
That Subsequently Defaulted:	Number of Loans	Recorded Investment
Residential
1-4 Family	2	$125

Total	2	$125

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine month period ending September 30, 2011:

Troubled Debt Restructurings
That Subsequently Defaulted:	Number of Loans	Recorded Investment
Commercial
Commercial and industrial	3	$597
Commercial real estate:
Farm	2	532
Other	7	910
Residential
1-4 Family	4	311
Home Equity	3	33

Total	19	$2,383

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

At September 30, 2011, the Company had $21,950 of troubled debt restructurings compared to $22,250 at December 31, 2010.  The Company has allocated $4,549 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011. The Company has committed to lend additional amounts totaling $0 to customers with outstanding loans that are classified as troubled debt restructurings.  At December 31, 2010, the comparable numbers were $2,599 of specific reserves and $517 of commitments.

The terms of certain other loans were modified during the nine month period ending September 30, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of September 30, 2011 of $5,429. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant

Credit Quality Indicators:

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

As of September 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$94,500	$13,005	$6,188	$2,497
Agricultural	15,294	807	11	82
Commercial Real Estate
Farm	40,764	3,178	353	1,146
Hotel	75,961	67,789	3,250	384
Construction and development	15,826	7,364	5,125	3,548
Other	436,704	60,859	41,556	22,803
Total	$679,049	$153,002	$56,483	$30,460

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be performing or under performing. These loans are primarily residential mortgage and consumer loans. Performing loans are loans risk graded 1-4 and under performing loans are loans risk graded 5, 6, or 9. As of September 30, 2011, the performing/under performing loans by class of loans are as follows:

	Performing	Under performing
Residential
1-4 Family	$335,862	$33,034
Home Equity	207,550	6,271
Consumer
Direct	51,673	1,782
Indirect	6,926	200
Total	$602,011	$41,287

As of December 31, 2010, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$113,349	$14,019	$6,336	$4,587
Agricultural	25,113	1,766	169	130
Commercial Real Estate
Farm	38,206	7,590	1,775	736
Hotel	86,884	55,666	3,332	6,534
Construction and development	16,083	10,697	13,535	19,004
Other	479,863	45,491	39,308	24,530
Total	$759,498	$135,229	$64,455	$55,521

As of December 31, 2010, the performing/under performing loans by class of loans are as follows:

	Performing	Under performing
Residential
1-4 Family	$351,181	$29,806
Home Equity	207,833	5,774
Consumer
Direct	57,240	1,899
Indirect	12,248	287
Total	$628,502	$37,766

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned is recorded in other assets on the balance sheet.  Activity in other real estate owned was as follows:

	2011	2010
Beginning Balance — January 1	$11,453	$10,363
Transfer to other real estate owned	21,158	6,698
Sales	(13,130)	(7,429)
Net loss and write-downs	(1,212)	(611)
Ending Balance — September 30	$18,269	$9,021

Expenses related to foreclosed assets include:

	Nine Months Ended
	September 30, 2011	September 30, 2010
Net loss and write-downs	$1,212	$611
Operating expenses	844	342

NOTE 6 - DEPOSITS

	September 30, 2011	December 31, 2010

Noninterest-bearing demand	$321,529	$268,390
Interest-bearing demand	803,066	798,897
Savings	451,999	430,367
Certificates of deposit of $100 or more	191,460	231,019
Other certificates and time deposits	399,693	482,891
Total deposits	$2,167,747	$2,211,564

NOTE 7 - EARNINGS PER SHARE

Earnings per common share (EPS) were computed as follows:

	September 30, 2011			September 30, 2010
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
For the three months ended	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per common share:
Net income	$5,615	20,194,421	$	$4,600	20,136,362	$
Preferred dividends and accretion	(763)			(763)
Net income available to common shareholders	$4,852	20,194,421	$0.24	$3,837	20,136,362	$0.19
Effect of dilutive shares/warrants		36,674			13,544
Net income available to common shareholders and assumed conversions	$4,852	20,231,095	$0.24	$3,837	20,149,906	$0.19

	September 30, 2011			September 30, 2010
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
For the nine months ended	Income	Shares	Amount	Loss	Shares	Amount
Basic earnings per common share:
Net income	$17,787	20,171,550	$	$10,014	20,136,362	$
Preferred dividends and accretion	(2,290)			(2,290)
Net income available to common shareholders	$15,497	20,171,550	$0.77	$7,724	20,136,362	$0.38
Effect of dilutive shares/warrants		40,192			13,380
Net income available to common shareholders and assumed conversions	$15,497	20,211,742	$0.77	$7,724	20,149,742	$0.38

Stock options for 260,616 common shares and stock warrants for 571,906 common shares for both the third quarter and YTD in 2011 and stock options for 311,441 common shares on a quarterly basis and 305,441 common shares on a YTD basis and stock warrants for 571,906 common shares in 2010 were not considered in computing diluted earnings per share because they were antidilutive.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Securities available-for sale
States and municipals	$332,523		$321,573	10,950
Mortgage-backed securities - residential	209,043		209,043
Collateralized mortgage obligations	319,346		319,346
Equity securities	5,410	4,660		750
Other securities	950		950
Total securities available-for-sale	$867,272	$4,660	$850,912	$11,700

		Fair Value Measurements at December 31, 2010 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available-for sale
States and municipals	$300,144		$300,144
Mortgage-backed securities - residential	312,831		312,831
Collateralized mortgage obligations	185,997		185,997
Equity securities	4,405	3,655		750
Other securities	2,694		824	1,870
Total securities available-for-sale	$806,071	$3,655	$799,796	$2,620

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine month period ended September 30:

Nine months ended September 30, 2011

Available for sale securities
Beginning balance, January 1, 2011	$2,620
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—
Gains (losses) on securities	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in and / or out of Level 3	9,080
Ending balance, September 30, 2011	$11,700

The net transfers in were a combination of transfers in of municipal securities that are no longer priced by an external third party pricing service as of June 30, 2011 due to the smaller size lots of the issuers offset by several securities called in the second quarter of 2011. The Company feels that the established call price is no longer indicative of a Level 3 value and thus transferred them to Level 1. The Company continues to monitor these investments to insure there is no impairment. Transfers out of level 3 are due to availability of pricing data obtained on a municipal security.

Nine months ended September 30, 2010

Available for sale securities
Beginning balance, January 1, 2010	$3,220
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—
Gains (losses) on securities	—
Included in other comprehensive income	356
Purchases, issuances, and settlements	—
Transfers in and / or out of Level 3	(930)
Ending balance, September 30, 2010	$2,646

Transfers out of level 3 are due to availability of pricing data obtained on a municipal security.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2011 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Construction and development	$2,609			2,609
Commercial real estate	11,494			11,494
Hotel	5,348			5,348
Commercial and industrial loans	1,833			1,833
Other	355			355
Total impaired loans	21,639			21,639
Servicing rights	5,240		5,240
Other real estate owned/assets held for sale	4,752			4,752

		Fair Value Measurements at December 31, 2010 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$			$
Commercial and industrial	3,149			3,149
Farm	394			394
Hotel	11,452			11,452
Construction and development	14,503			14,503
Other	16,219			16,219
Total impaired loans	45,717			45,717
Servicing rights	5,498		5,498
Other real estate owned/assets held for sale	3,085			3,085

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $30,769, with a valuation allowance of $9,130 at September 30, 2011.  The Company recorded $1,177 of provision expense associated with these loans for the three months ended September 30, 2011 and $5,447 of provision expense associated with these loans for the nine months ended September 30, 2011.  At December 31, 2010, impaired loans had a gross carrying amount of $56,041 with a valuation allowance of $10,324.  The Company recorded $3,255 of provision expense associated with these loans for the three month period ended September 30, 2010, and recorded $15,776 of provision expense for the nine month period ended September 30, 2010.

Servicing rights, which are carried at lower of cost or fair value, were written down to a fair value of $5,240, resulting in a valuation allowance of $724.  A $230 charge was included in the third quarter 2011 earnings and a $230 charge was included in the first nine months 2011 earnings.  At December 31, 2010, servicing rights were carried at a fair value of $5,498, which is made up of the gross outstanding balance of $5,992, net of a valuation allowance of $494.  A $93 charge was included in the third quarter 2010 earnings and a $188 charge was included in the first nine months 2010 earnings.

Other real estate owned/assets held for sale is evaluated at the time a property is acquired through foreclosure or shortly thereafter.  Fair value is based on appraisals by qualified licensed appraisers.  At September 30, 2011, other real estate owned was carried at a fair value of $4,752, which is made up of the gross outstanding balance of $7,387, net of a valuation allowance of $2,635.  During the third quarter of 2011, these properties were written down by $980.  For the first nine months of 2011, these properties were written down by $1,717.  During the third quarter of 2010, $400 of charges were taken.  There was no other charges taken in 2010.

The following table presents the carrying amounts and estimated fair values of financial instruments at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$102,735	$102,735	$60,123	$60,123
Securities available-for-sale	867,272	867,272	806,071	806,071
Restricted stock	17,108	N/A	19,502	N/A
Loans, net including loans held for sale	1,505,763	1,498,506	1,598,494	1,584,631
Interest receivable	10,965	10,965	11,552	11,552

Financial liabilities
Deposits	2,167,747	2,170,885	2,211,564	2,214,778
Other borrowings	25,326	25,326	33,181	33,181
Subordinated debentures	50,230	26,625	50,117	26,565
FHLB advances	151,497	165,338	152,065	163,498
Interest payable	2,097	2,097	3,391	3,391

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

Actual and required capital amounts and ratios are presented below:

			Required for		To Comply with
	Actual		Adequate Capital		Regulatory Agreement
September 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$308,314	18.6%	132,821	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	287,491	17.3	66,411	4.0	N/A	N/A
Tier 1 capital (to average assets)	287,491	10.6	108,160	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	291,037	17.7%	131,621	8.0%	180,979	11.0%
Tier 1 capital (to risk-weighted assets)	270,214	16.4	65,811	4.0	—	—
Tier 1 capital (to average assets)	270,214	10.1	106,960	4.0	213,920	8.0

			Required for		To Comply with
	Actual		Adequate Capital		Regulatory Agreement
December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$293,069	16.8%	139,611	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	270,998	15.5	69,806	4.0	N/A	N/A
Tier 1 capital (to average assets)	270,998	9.7	112,069	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	271,430	15.7%	138,237	8.0%	190,076	11.0%
Tier 1 capital (to risk-weighted assets)	249,571	14.4	69,118	4.0	—	—
Tier 1 capital (to average assets)	249,571	9.0	110,761	4.0	221,522	8.0

Management believes as of September 30, 2011, the Company and the Bank meet all capital adequacy requirements to which they are subject to be considered well-capitalized. The holding company is a source of additional financial strength to the Bank with its $9,000 in cash and its ability to downstream additional capital to the Bank.

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

NOTE 11 — SUBSEQUENT EVENT

On November 4, 2011, the Company received a $927 payment on a loan that had been previously charged off in the first quarter of 2010.  The payment will be recorded as a recovery in the allowance for loan loss account and will be factored into the Company’s allowance calculation in the fourth quarter.

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

Results of Operations

Net income for the third quarter of 2011 was $5,615 compared to net income of $4,600 for the third quarter of 2010. The increase in net income was primarily attributable to a decrease in the Company’s loan loss provision expense of $2,000 from the third quarter of 2010.  Diluted earnings per common share for the third quarter totaled $0.24 in 2011, an increase from the $0.19 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 6.83% for the third quarter of 2011 while return on average assets was 0.80% for the same period, compared to 5.90% and 0.64% in the third quarter of 2010.

For the nine months ended September 30, 2011, net income was $17,787 compared to net income of $10,014 for the same period a year ago.  The increase in net income was also primarily attributable to a decrease in the Company’s loan loss provision expense of $14,650 from 2010 and an increase in securities gains of $1,939.  These items were partially offset by a decrease in insurance commissions of $1,679 (the Company sold its property and casualty lines of insurance in the fourth quarter of 2010), losses on other real estate of $601, additional marketing expenditures of $1,003 related to investments in a checking account acquisition program and a customer/employee engagement survey, additional costs associated with collection expenses on problem loans of $1,137, and a reduction in mortgage banking income of $1,185.  Earnings per share increased to $.77 for the first nine months of 2011 from $.38 for the same period in 2010. Return on average shareholders’ equity was 7.55% for the first nine months of 2011 while return on average assets was 0.85% for the same period, compared to 4.43% and 0.46% in the first nine months of 2010.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Third quarter net interest income of $25,070 in 2011 was a slight decrease of 2.8% versus the third quarter of 2010. Average earning assets decreased $81 million with the majority of the decrease the result of reduced loan balances of $145 million.  Offsetting this decrease in loans was an increase in the investment portfolio of $65 million. Also affecting margin was an increase in average demand deposits, NOW accounts, and savings accounts of $111 million which offset a decrease in higher costing CD and FHLB advances of $214 million.  Net interest margin, on a fully-taxable equivalent basis, was 4.25% for the third quarter of 2011, a significant increase compared to 4.14% for the same period a year ago and flat on a linked quarter basis.

For the first nine months of 2011, the Company’s net interest margin was 4.27% compared to 4.07% for the first nine months of 2010.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

Third quarter non-interest income for 2011 was $10,278 compared to $9,406 for the third quarter of 2010.  Contributing to the increase of $872 was an increase in trust and brokerage fees of $232, interchange income of $227, service charges (primarily overdraft fees) of $238, and securities gains of $1,263.  The Company has increased its number of financial advisors in the last year resulting in greater brokerage income.  Continued organic growth in deposit accounts has resulted in higher fee and interchange income.  The Company’s strategy has been to realize gains on its investment portfolio when the interest rate environment has presented opportunities to reposition the securities portfolio to maximize overall returns.  Offsetting these increases was a decrease in insurance commissions of $562 as the Company sold the property and casualty insurance lines of business in the fourth quarter of 2010 and mortgage banking income of $489.  Mortgage refinancing activity has slowed from the levels experienced in 2010.  Also, the Company incurred an impairment charge of $230 on its servicing rights in the third quarter of 2011.

For the nine months ended September 30, 2011, non-interest income was $31,117 compared to $30,597 for the same period a year ago. Contributing to the increase of $520 was an increase in trust and brokerage fees of $803, service charges of $406, interchange income of $533, and securities gains of $1,939.  Offsetting these increases were decreases in insurance commissions of $1,679, mortgage banking income of $1,185, and two write downs of ORE property of $388 in the first quarter of 2011.

Non-interest Expense

The Company’s non-interest expense was $23,905 for the third quarter of 2011, compared to $23,006 for the same period in 2010.  The primary increase was in collection costs of $700.  As the Company aggressively works through its problem assets, collection expenses remain elevated. The Company’s efficiency ratio was 64.3% for the third quarter of 2011 compared to 63.1% for the same period a year ago.

For the nine months ended September 30, 2011, non-interest expense was $71,108 compared to $68,068 for the same period a year ago. The largest amount of the increase was due to the aforementioned collection expenses of $1,137, marketing expenses of $1,003 as the Company has made investments in a checking account acquisition program and a customer/employee engagement survey and improvement program, and other expenses (consulting fees) of $764.  The Company has engaged firms to analyze inefficiencies throughout the organization.  Any cost savings gained through this process are expected to be realized starting in the fourth quarter of 2011.  Offsetting these cost savings will be additional expenses related to the firms conducting the efficiency studies as their work will be completed during the fourth quarter.  The Company’s efficiency ratio was 63.6% for the first nine months of 2011 compared to 61.5% for the same period a year ago.

Income Taxes

The effective tax rate for the third quarter of 2011 was 12.9% versus 11.4% for the same period 2010.  The slight increase was due to the small increase in pre-tax income in the third quarter of 2011.

The effective tax rate for the first nine months was 14.6% for 2011 compared to (3.6%) for the same period a year ago.  The increase in the effective tax rate was due to the significant increase in GAAP income before taxes while the Company’s tax exempt income and credits remained relatively consistent with prior periods.  The Company and its subsidiaries file consolidated income tax returns.

Financial Condition

Total assets at September 30, 2011 were $2,757,549, a slight decrease from total assets of $2,769,312 as of December 31, 2010.  An increase in cash and due from banks of $43 million and securities of $61 million was offset primarily by a decrease in loans of $118 million.  Average earning assets represented 90.7% of average total assets for the first nine months of 2011 and 90.7% for the same period in 2010. Average loans represented 73.7% of average deposits in the first nine months of 2011 and 80.0% for the comparable period in 2010. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 58.6% and 62.6% for the nine-month periods ended September 30, 2011 and 2010 respectively.

The decrease in deposits of $44 million from December 31, 2010 to September 30, 2011 was due primarily to decreases in CD balances of $123 million offset by increases in noninterest bearing deposits of $53 million, interest bearing demand deposits of $4 million, and savings deposits of $22 million.

Shareholders’ equity was $334 million on September 30, 2011 compared to $303 million on December 31, 2010.  Book value (shareholders’ equity) per common share was $13.75 at September 30, 2011 versus $12.24 at year-end 2010. Accumulated other comprehensive income increased book value per share by $1.27 at September 30, 2011 and increased book value per share by $0.47 at December 31, 2010.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.  Interest rates decreased slightly during the first nine months of 2011 which caused the unrealized gain on securities to increase from the amount at December 31, 2010.

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

The Company has external loan review personnel who annually review the top 100 loan relationships and all commercial credit relationships over $1.85 million.  Internal loan review personnel review approximately 50% of loans greater than $1 million up to $1.85 million and 10% of all other new loans written.

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

Total loans (excluding loans held for sale) decreased $118,679 from year end 2010.  Approximately 50% of the decrease was in the construction and development and commercial real estate portfolio as the continued sluggish economy resulted in the Company ceasing origination of the development loans and a high level of charge offs taken in the first nine months of 2011.  The Company experienced weak overall demand across all segments.  Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 23.6% of total loans at September 30, 2011 and 22.7% at December 31, 2010. The Company anticipates this category of loans to decrease as a large portion of future residential real estate loan originations will be sold to the secondary market.  On September 30, 2011, the Company had $6,543 of residential real estate loans held for sale, which was an increase from the year-end balance of $5,845. The Company generally retains the servicing rights on mortgages sold.

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

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Amount	$65,231	$58,919	$71,277	$91,519	$90,563
Percent of loans	4.18%	3.65%	4.34%	5.44%	5.25%

The reduction of $26 million from year end was due to charge-offs taken in the first nine months of 2011, the transfer of balances to ORE, as well as some paydowns/payoffs.  Of the $65,231 of non-performing loans at September 30, 2011, $30,769 had a specific reserve allocated of $9,130.

A reconciliation of the non-performing assets for the third quarter of 2011 is as follows:

Beginning Balance - NPA - July 1, 2011	$73,243
Non-accrual
Add: New non-accruals	16,645
Less: To accrual/payoff/restructured	(4,347)
Less: To OREO	(7,537)
Less: Charge offs	(5,045)
Increase/(Decrease): Non-accrual loans	(284)
Other Real Estate Owned (OREO)
Add: New OREO properties	7,537
Less: OREO sold	(2,902)
Less: OREO losses (write-downs)	(651)
Increase/(Decrease): OREO	3,984
Increase/(Decrease): 90 Days Delinquent	889
Increase/(Decrease): TDR’s	5,707
Total NPA change	10,296
Ending Balance - NPA - September 30, 2011	$83,539

As of September 30, 2011, the Company has charged down approximately $6,100 of impaired collateral dependent loans to their estimated realizable value.  $900 of this amount was charged down in the third quarter of 2011.  As loans secured by real estate collateral become impaired in the future, an appraisal will be used to establish a basis to charge down the loan. These loans are primarily land development and real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses.  In the course of resolving nonperforming loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions and mitigate loss to the Bank. Any loans that are modified are reviewed by us to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection.

The provision for loan losses was $5,000 in the third quarter of 2011 compared to $7,000 for the same period in 2010 and $4,000 for the second quarter of 2011. For the first nine months of 2011 and 2010, the provision for loan loss was $14,600 and $29,250 respectively.  The decrease in provision expense from 2010 was primarily due to the relative stabilization in the amount of non-performing and watch list loans in aggregate.  The amount of new non-accrual loans in the third quarter of 2011 was approximately $3,913 higher than the second quarter of 2011.  However, the majority of the increase was the result of two large credits.

Net loan losses were $5,029 for the third quarter of 2011 compared to $5,976 for the same period a year ago and $15,772 for the first nine months of 2011 compared to $33,438 a year ago.  Approximately 65% of the Company’s charge-offs for the first nine months of 2011 was related to 24 commercial credits.  All but approximately $2,113 of these charge-offs had an allowance allocated in 2010 or prior.

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The allowance for loan losses as of September 30, 2011 was considered adequate by management.  The allowance for loan losses was $41,433 as of September 30, 2011 and represented 2.65% of total outstanding loans compared to $42,605 as of December 31, 2010 or 2.53% of total outstanding loans.  The slight increase in the percentage was due to a small increase in nonperforming assets for the quarter.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of September 30, 2011, the Company had $867,272 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $39,533 was recorded to adjust the AFS portfolio to current market value at September 30, 2011, compared to an unrealized pre-tax gain of $14,550 at December 31, 2010. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future and the decline in fair value is largely due to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 87.7% and 86.3% of total average earning assets for the nine-month periods ending September 30, 2011 and 2010. Total interest-bearing deposits averaged 87.2% and 88.7% of average total deposits for the nine-month periods ending September 30, 2011 and 2010, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $151,497 outstanding at September 30, 2011. These advances have interest rates ranging from 1.84% to 5.90%.  All of the current advances were originally long-term advances with approximately $21,000 maturing in 2012, $15,000 maturing in 2013, $25,000 maturing in 2014, $11,000 maturing in 2015, and $79,000 maturing in 2016 and beyond.

Capital Resources

Total shareholders’ equity was $334,105 at September 30, 2011, which was an increase of $31,535 compared to the $302,570 of shareholders’ equity at December 31, 2010. The increase in shareholders’ equity was primarily attributable to the Company’s net income of $17,787 for the first nine months of 2011 and the increase in other comprehensive income of $16,239, offset by the preferred dividend of $2,290.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At September 30, 2011, Tier 1 capital to total average assets was 10.6%. Tier 1 capital to risk-adjusted assets was 17.3%. Total capital to risk-adjusted assets was 18.6%. All three ratios exceed all required ratios established for bank holding companies. The Company has entered into an agreement with its regulators regarding capital levels at the Bank.  See Note 10 in the Notes to the Consolidated Financial Statements for information regarding this agreement.  Risk-adjusted capital levels of the Bank exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.01 per share in the third quarter of 2011 versus $0.01 for the third quarter of 2010.  To prudently manage capital, the Company elected to reduce its dividend starting in the second quarter of 2009.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 79.3% of total earning assets for the nine months ended September 30, 2011 and 76.1% for the same period in 2010.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2011 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial statements and notes from the MainSource Financial Group Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i)  Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the condensed consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSOURCE FINANCIAL GROUP, INC.

November 8, 2011

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

November 8, 2011

/s/ James M. Anderson
James M. Anderson
Senior Vice President & Chief Financial Officer