Form 10-K
period 2011-12-31
MAINSOURCE FINANCIAL GROUP
filed 2012-03-12
CIK 720002

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $167,570,211 as of June 30, 2011.

As of March 12, 2012, there were outstanding 20,214,964 common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K Into Which Incorporated
Definitive Proxy Statement for Annual Meeting of Shareholders to be held April 25, 2012	Part III (Items 10 through 14)

FORM 10-K

        Pursuant to General Instruction G, the information called for by Items 10-14 is omitted by MainSource Financial Group, Inc. since MainSource Financial Group, Inc. will file with the Commission a definitive proxy statement for its 2012 Annual Meeting of Shareholders pursuant to Regulation 14A not later than 120 days after the close of the fiscal year containing the information required by Items 10-14.

PART I.

(Dollar amounts in thousands except per share data)

ITEM 1.   BUSINESS

General

        MainSource Financial Group, Inc. ("MainSource" or the "Company") is an Indiana corporation and bank holding company, within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), that has elected to become a financial holding company ("FHC"). The Company is based in Greensburg, Indiana. As of December 31, 2011, the Company operated one banking subsidiary: MainSource Bank ("the Bank"), an Indiana state chartered bank. Through its non-bank affiliates, the Company provides services incidental to the business of banking. Since its formation in 1982, the Company has acquired and established various institutions and financial services companies and may acquire additional financial institutions and financial services companies in the future. For further discussion of the business of the Company see Management's Discussion and Analysis in Part II, Item 7.

        As of December 31, 2011, the Company operated 80 branch banking offices in Indiana, Illinois, Ohio and Kentucky. As of December 31, 2011, the Company had consolidated assets of $2,754,180, consolidated deposits of $2,159,900 and shareholders' equity of $336,553.

        Through the Bank, the Company offers a broad range of financial services, including: accepting time and transaction deposits; making consumer, commercial, agribusiness and real estate mortgage loans; renting safe deposit facilities; providing personal and corporate trust services; and providing other corporate services such as letters of credit and repurchase agreements.

        The lending activities of the Bank are separated into primarily the categories of commercial, commercial real estate, residential, and consumer. Loans are originated by the lending officers of the Bank subject to limitations set forth in lending policies. The Board of Directors of the Bank monitors concentrations of credit, problem and past due loans and charge-offs of uncollectible loans and approves loan policy. The Bank maintains conservative loan policies and underwriting practices in order to address and manage loan risks. These policies and practices include granting loans on a sound and collectible basis, serving the legitimate needs of the community and the general market area while obtaining a balance between maximum yield and minimum risk, ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan, developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category and developing and applying adequate collection policies.

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

        Residential real estate lending has been the largest component of the loan portfolio for many years. The Bank generates residential mortgages for its own portfolio. However, the Company elects to sell the majority of its fixed rate mortgages into the secondary market while maintaining the servicing of such loans. At December 31, 2011, the Company was servicing a $780 million residential real estate loan portfolio. By originating loans for sale in the secondary market, the Company can more fully satisfy customer demand for fixed rate residential mortgages and increase fee income, while reducing the risk of loss caused by rising interest rates.

        The principal source of revenues for the Company is interest and fees on loans, which accounted for 55.7% of total revenues in 2011, 59.8% in 2010 and 63.2% in 2009.

        The Company's investment securities portfolio is primarily comprised of state and municipal bonds; U. S. government sponsored entity's mortgage-backed securities and collateralized mortgage obligations; and corporate securities. The Company has classified its entire investment portfolio as available for sale, with fair value changes reported separately in shareholders' equity. Funds invested in the investment portfolio generally represent funds not immediately required to meet loan demand. Income related to the Company's investment portfolio accounted for 17.0% of total revenues in 2011, 16.6% in 2010 and 14.8% in 2009. As of December 31, 2011, the Company had not identified any securities as being "high risk" as defined by the FFIEC Supervisory Policy Statement on Securities Activities.

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

Employees

        As of December 31, 2011, the Company and its subsidiaries had 805 full-time equivalent employees to whom they provide a variety of benefits and with whom they enjoy excellent relations. None of our employees are subject to collective bargaining agreements.

Regulation and Supervision

        The Company is a financial holding company ("FHC") within the meaning of the Bank Holding Company Act of 1956, as amended. As a FHC, the Company is subject to regulation by the Federal Reserve Board ("FRB"). The Bank is an Indiana state chartered bank subject to supervision and regulation by the Federal Deposit Insurance Corporation ("FDIC") and the Indiana Department of Financial Institutions. The following is a discussion of material statutes and regulations affecting the Company and the Bank. The discussion is qualified in its entirety by reference to such statutes and regulations.

  Bank Holding Company Act of 1956, as amended

        Generally, the BHC Act governs the acquisition and control of banks and nonbanking companies by bank holding companies. A bank holding company is subject to regulation by and is required to register with the FRB under the BHC Act. The BHC Act requires a bank holding company to file an annual report of its operations and such additional information as the FRB may require. The FRB has issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the FRB that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity.

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

  The Sarbanes-Oxley Act

        The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Among other requirements, the Sarbanes-Oxley Act established: (i) requirements for audit committees of public companies, including independence and expertise standards; (ii) additional responsibilities regarding financial statements for the chief executive officers and chief financial officers of reporting companies; (iii) standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for reporting companies regarding various matters relating to corporate governance, and (v) new and increased civil and criminal penalties for violation of the securities laws.

  Deposit Insurance Fund

        The deposits of the Bank are insured to the maximum extent permitted by law by the Deposit Insurance Fund ("DIF") of the FDIC, which was created in 2006 as the result of the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the "FDI Act"). The FDIC maintains the DIF by assessing depository institutions an insurance premium. Pursuant to the Dodd-Frank Act, the FDIC is required to set a DIF reserve ratio of 1.35% of estimated insured deposits and is required to achieve this ratio by September 30, 2020. Also, the Dodd-Frank Act has eliminated the 1.50% ceiling on the reserve ratio and provides that the FDIC is no longer required to refund amounts in the DIF that exceed 1.50% of insured deposits.

        During the second quarter of 2009, the FDIC levied an industry-wide special assessment charge on insured financial institutions as part of the agency's efforts to rebuild the DIF. In November 2009, the FDIC amended regulations that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of the years of 2010-2012. The prepaid assessments is applied against future quarterly assessments (as they may be so revised) until the prepaid assessment is exhausted or the balance of the prepayment is returned, whichever occurs first.

        Under the FDIC's risk-based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses to the DIF. An institution's risk to the DIF is measured by its regulatory capital levels, supervisory evaluations, and certain other factors. An institution's assessment rate depends upon the risk category to which it is assigned. As noted above, pursuant to the Dodd-Frank Act, the FDIC will calculate an institution's assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital) as opposed to an institution's deposit level which was the previous basis for calculating insurance assessments. Pursuant to the Dodd-Frank Act, institutions will be placed into one of four risk categories for purposes of determining the institution's actual assessment rate. The FDIC will determine the risk category based on the institution's capital position (well capitalized, adequately capitalized, or undercapitalized) and supervisory condition (based on exam reports and related information provided by the institution's primary federal regulator).

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

  Community Reinvestment Act

        The Community Reinvestment Act requires that the federal banking regulators evaluate the records of a financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on the Bank.

  Capital Requirements

        As discussed above, the Company and the Bank must meet certain minimum capital requirements mandated by each of their state or federal regulators. These regulatory agencies require BHCs and banks to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. The FRB requires BHCs to maintain a minimum Tier 1 leverage ratio of 3% capital to total assets; however, for all but the most highly rated institutions which do not anticipate significant growth, the minimum Tier 1 leverage ratio is 3% plus an additional cushion of 100 to 200 basis points. As of December 31, 2011, the Company's leverage ratio of capital to total assets was 10.8%. The FRB and FDIC each have approved the imposition of "risk-adjusted" capital ratios on BHCs and financial institutions. The Company's Tier 1 Capital to Risk-Weighted Assets Ratio was 17.6% and its Total Capital to Risk-Weighted Assets Ratio was 18.9% at December 31, 2011. The Bank had capital to asset ratios and risk- adjusted capital ratios at December 31, 2010, in excess of the applicable minimum regulatory requirements.

  Emergency Economic Stabilization Act of 2008

        In October 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") was enacted. The EESA authorized Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage- related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program ("TARP"). The purpose of TARP was to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. EESA also increased the amount of deposit insurance provided by the FDIC.

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

  American Recovery and Reinvestment Act of 2009

        On February 17, 2009, President Barack Obama signed the American Recovery and Reinvestment Act of 2009 ("ARRA"), more commonly known as the economic stimulus or economic recovery package. ARRA included a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, ARRA imposed new executive compensation and corporate governance limits on current and future participants in the CPP, including the Company, which are in addition to those previously announced by Treasury. These limits remain in place until the participant has redeemed the preferred stock sold to Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to Treasury's consultation with the recipient's appropriate federal regulator. On June 10, 2009, Treasury released an interim final rule, effective June 15, 2009, that provided guidance on the compensation and governance standards for participants in the CPP, and promulgated regulations to implement the restrictions and standards set forth in ARRA. Among other things, Treasury's final rule and ARRA significantly expanded the executive compensation restrictions previously imposed by EESA.

  The Dodd-Frank Wall Street Reform and Consumer Protection Act

        On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform act entitled the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (Dodd-Frank Act). The Dodd-Frank Act implements far-reaching changes to the regulation of the financial services industry, including provisions that, among other things will:

  •
  centralize responsibility for consumer financial protection by creating a new agency (the Consumer Financial Protection Bureau) responsible for implementing, examining and enforcing compliance with federal consumer financial laws with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts; smaller financial institutions, including the Company, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws;

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

  •
  make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provide unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions;

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

  S.A.F.E. Act Requirements

        Regulations issued under the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the "S.A.F.E. Act") require residential mortgage loan originators who are employees of institutions regulated by the foregoing agencies, including national banks, to meet the registration requirements of the S.A.F.E. Act. The S.A.F.E. Act requires residential mortgage loan originators who are employees of regulated financial institutions to be registered with the Nationwide Mortgage Licensing System and Registry, a database created by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by the states. Employees of regulated financial institutions are generally prohibited from originating residential mortgage loans unless they are registered.

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

  Other Regulatory Developments

        In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity generally referred to as "Basel III." Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including the Bank.

        For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

  •
  a minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period;

  •
  a minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period;

  •
  a minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period;

  •
  an additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice;

  •
  restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone;

  •
  deduction from common equity of deferred tax assets that depend on future profitability to be realized;

  •
  increased capital requirements for counterparty credit risk relating to over the counter derivatives, repos and securities financing activities; and

  •
  for capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator. A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector. The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

        The Basel III provisions on liquidity include complex criteria establishing the liquidity coverage ratio ("LCR") and the net stable funding ratio ("NSFR"). The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario. The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon. Although Basel III is described as a "final text," it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

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

        From 2007 through 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although economic conditions have begun to improve, certain sectors, such as real estate, remain weak and unemployment remains high. Local governments and many businesses are still in serious difficulty due to lower consumer spending and the lack of liquidity in the credit markets.

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

        During 2011, the business environment continued to be adverse for many households and businesses in the United States and worldwide. While economic conditions in the United States and worldwide have begun to improve, there can be no assurance that this improvement will continue. Such conditions have affected, and could continue to adversely affect, the credit quality of the Company's loans, results of operations and financial condition.

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

        As of December 31, 2011, our total loan portfolio was approximately $1,534,379 or 56% of our total assets. Three major components of the loan portfolio are loans principally secured by real estate, approximately $1,342,076 or 87% of total loans; other commercial loans, approximately $135,108 or 9% of total loans; and consumer loans, approximately $57,195 or 4% of total loans. Our credit risk with respect to our consumer installment loan portfolio and commercial loan portfolio relates principally to the general creditworthiness of individuals and businesses within our local market area. Our credit risk with respect to our residential and commercial real estate mortgage and construction loan portfolio relates principally to the general creditworthiness of individuals and businesses and the value of real estate serving as security for the repayment of the loans. A related risk in connection with loans secured by commercial real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as security. Continued or worsening declines in the economy could cause additional credit issues, particularly within our residential and commercial real estate mortgage and construction loan portfolio.

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

        Our results of operations are affected principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings. We cannot predict or control changes in interest rates. National, regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, affect market interest rates. While we have instituted policies and procedures designed to manage the risks from changes in market interest rates, at any given time our assets and liabilities will likely be affected differently by a given change in interest rates, principally because we do not match the maturities of our loans and investments precisely with our deposits and other funding sources. Changes in interest rates may also affect the level of voluntary prepayments on our loans and the level of financing or refinancing by customers. As of December 31, 2011, we had a negative interest rate gap of 20% of interest earning assets in the one-year time frame. Although this is within our internal policy limits, our earnings will be adversely affected in periods of rising interest rates because, during such periods, the interest expense paid on deposits and borrowings will generally increase more rapidly than the interest income earned on loans and investments. If such an interest rate increase occurred gradually, we would use our established procedures to attempt to mitigate the effects over time. However, if such an interest rate increase occurred rapidly, or interest rates exhibited volatile increases and decreases, we might be unable to mitigate the effects, and our net interest income could suffer significant adverse effects. While management intends to continue to take measures to mitigate interest rate risk, we cannot assure you that such measures will be entirely effective in minimizing our exposure to the risk of rapid changes in interest rates.

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

        We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Additionally, the FDIC may make material changes to the calculation of the prepaid assessment from the current proposal. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on our results of operations, financial condition and our ability to continue to pay dividends on our common shares at the current rate or at all.

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

The Company may be subject to future goodwill impairment charges

        During 2009, the Company recorded $80,310 in goodwill impairment charges in the second and fourth quarters. No goodwill impairment charges were recorded in 2010 or 2011. While the Company does not currently anticipate that there will be additional impairment charges required in the future, it can make no guarantees that none will be taken. If more impairment is recorded, it will have a negative impact on future earnings.

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

        The Company has traditionally paid a quarterly dividend to common stockholders. The Company is a separate legal entity from the Bank and receives substantially all of its revenue and cash flow from dividends paid by the Bank to the Company. Indiana state law and agreements between the Bank and its federal and state regulators may limit the amount of dividends that the Bank may pay to the Company. In the event that the Bank is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt obligations or pay dividends on its common stock. Additionally, any payment of dividends in the future will depend, in large part, on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors. Starting in the second quarter of 2009 and continuing to the present, the Company reduced the amount of cash dividends paid. This reduction was made to preserve capital levels at the Company. There can be no assurance as to when or by what amount the Board will increase the dividend from its current level.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2011, the Company leased an office building from one of its subsidiaries for use as its corporate headquarters. The Company's subsidiaries own, or lease, all of the facilities from which they conduct business. All leases are comparable to other leases in the respective market areas and do not contain provisions materially detrimental to the Company or its subsidiaries. As of December 31, 2011 the Company had 80 banking locations. At December 31, 2011, the Company had approximately $50,652 invested in premises and equipment.

ITEM 3.    LEGAL PROCEEDINGS

        The Company and its subsidiaries may be parties (both plaintiff and defendant) to ordinary litigation incidental to the conduct of business. Management is presently not aware of any material pending or contemplated legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER'S PURCHASES OF EQUITY SECURITIES

Market Information

        The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol MSFG. The Common Stock was held by approximately 4,500 shareholders at March 12, 2012. The quarterly high and low closing prices for the Company's common stock as reported by NASDAQ and quarterly cash dividends declared and paid are set forth in the tables below. All per share data is retroactively restated for all stock dividends and splits.

        The range of known per share prices by calendar quarter, based on actual transactions, excluding commissions, is shown below.

	Market Prices
2011	Q1	Q2	Q3	Q4

High	$10.60	$10.05	$9.24	$9.89
Low	$8.74	$6.98	$7.46	$7.66
2010	Q1	Q2	Q3	Q4

High	$7.40	$9.00	$7.67	$10.76
Low	$4.40	$6.70	$5.43	$7.68
	Cash Dividends
2011	Q1	Q2	Q3	Q4

	$0.010	$0.010	$0.010	$0.010
2010	Q1	Q2	Q3	Q4

	$0.010	$0.010	$0.010	$0.010

        It is expected that the Company will continue to pay its reduced dividend for the foreseeable future, until the Company determines that its results of operations, its capital levels and other external factors beyond management's control make it prudent to raise the dividend, and until the Company determines that its earnings are sufficient to repurchase the preferred shares held by the U.S. Treasury pursuant to Treasury's Capital Purchase Program. As a participant in the U.S. Treasury's Capital Purchase Program, no dividends may be paid on the common stock unless and until all accrued and unpaid dividends for all past dividend periods owed to the Treasury on the preferred shares are fully paid. See Note 27 to the Consolidated Financial Statements for additional details on the Company's participation in the Capital Purchase Program.

Stock Performance Graph

        The following performance graph compares the performance of our common shares to the performance of the NASDAQ Market Index (U.S.) and the NASDAQ Bank Stocks Index for the 60 months ended December 31, 2011. The graph assumes an investment of $100 in each of the Company's common shares, the NASDAQ Market Index (U.S.) and the NASDAQ Bank Stocks Index on December 31, 2006.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11

MainSource Financial Group	100.00	92.28	92.05	28.85	59.82	50.78
NASDAQ MARKET INDEX (U.S.)	100.00	109.81	65.29	93.94	109.84	107.85
NASDAQ Bank Stocks Index	100.00	77.93	59.29	48.31	54.05	47.35

ITEM 6.    SELECTED FINANCIAL DATA

Selected Financial Data
(Dollar amounts in thousands except per share data)

	2011	2010	2009	2008	2007

Results of Operations
Net interest income	$99,848	$101,252	$98,008	$87,525	$74,397
Provision for loan losses	17,800	35,250	46,310	20,918	5,745
Noninterest income	45,308	41,291	40,050	29,697	28,126
Noninterest expense	99,805	92,252	167,532	72,773	68,020
Income (loss) before income tax	27,551	15,041	(75,784)	23,531	28,758
Income tax (benefit)	3,738	239	(11,645)	4,379	6,888
Net income (loss)	23,813	14,802	(64,139)	19,152	21,870
Preferred dividends and accretion	3,054	3,054	2,919	—	—
Net income (loss) available to common shareholders	20,759	11,748	(67,058)	19,152	21,870
Dividends paid on common stock	807	805	5,135	11,133	10,392
Per Common Share*
Earnings (loss) per share (basic)	$1.03	$0.58	$(3.33)	$1.00	$1.17
Earnings (loss) per share (diluted)	1.03	0.58	(3.33)	1.00	1.17
Dividends paid	0.04	0.04	0.26	0.58	0.56
Book value — end of period	13.87	12.24	11.84	14.90	14.22
Market price — end of period	8.83	10.41	4.78	15.50	15.56
At Year End
Total assets	$2,754,180	$2,769,312	$2,906,530	$2,899,835	$2,536,437
Securities	876,090	806,071	714,607	513,310	489,739
Loans, excluding held for sale	1,534,379	1,680,971	1,885,447	1,995,601	1,693,678
Allowance for loan losses	39,889	42,605	46,648	34,583	14,331
Total deposits	2,159,900	2,211,564	2,270,650	2,009,324	1,901,829
Federal Home Loan Bank advances	151,427	152,065	222,265	433,167	257,099
Subordinated debentures	50,267	50,117	49,966	49,816	41,239
Shareholders' equity	336,553	302,570	294,462	299,949	264,102
Financial Ratios
Return on average assets	0.85%	0.51%	(2.19)%	0.73%	0.90%
Return on average common shareholders' equity	7.44	4.86	(22.61)	6.90	8.49
Allowance for loan losses to total loans (year end, excluding held for sale)	2.60	2.53	2.47	1.73	0.85
Allowance for loan losses to total non-performing loans (year end)	61.18	46.55	50.60	58.31	69.93
Shareholders' equity to total assets (year end)	12.22	10.93	10.13	10.34	10.41
Average equity to average total assets	11.46	10.59	11.59	10.57	10.57
Dividend payout ratio	3.89	6.85	NM	58.13	47.52

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

Results of Operations

        Net income/(loss) attributable to common shareholders was $20,759 in 2011, $11,748 in 2010, and $(67,058) in 2009. Earnings/(loss) per common share on a fully diluted basis were $1.03 in 2011, $0.58 in 2010, and $(3.33) in 2009. The primary drivers that led to the increase in net income in 2011 were lower loan loss provision expense of $17,450, higher realized gains on securities of $8,378, increased trust and investment product fees of $887, a reduction in FDIC premiums of $966, and increased interchange income of $738. Credit losses continued to decline and new impaired loans decreased in 2011. As a result of favorable pricing, the Company recorded gains during 2011 on the sale of securities at a higher level than 2010. The full year effect of increasing the number of financial advisors in 2010 resulted in higher trust and investment product fees. The Company realized a savings in FDIC premiums due to the change in 2011 of basing the premium on total assets instead of deposits. Continued emphasis on new account growth generated additional interchange income. Offsetting these items was an increase in consulting expenses of $6,547, a decrease in mortgage banking income of $2,091, a reduction in insurance commissions of $1,711, an increase in OREO losses of $1,647 and a decrease in other income of $1,176 (approximately 85% of this reduction is due to the gain recognized on the sale of the property and casualty business lines of the Company's insurance division in 2010). In 2011, the Company completed an efficiency project with the aid of a third party consulting firm. As a result of the project, approximately 150 full-time equivalent positions were targeted for elimination. While mortgage rates remained low during 2011, mortgage financing levels declined and represented more normal activity. As mentioned above, the Company sold the property and casualty business lines in 2010 which caused the reduction in commissions. The OREO losses are the result of the Company continuing its efforts to reduce its non-performing assets.

        The primary drivers that led to an increase in net income from 2009 to 2010 were no goodwill impairment charge in 2010 compared to an $80,310 goodwill impairment charge taken in 2009, a reduction in the Company's loan loss provision expense of $11,060, realized gains on sales of investment securities of $1,716, brokerage income of $631, and an increase in service charge income of $925. Offsetting these items was a decrease in mortgage banking income of $1,386 and an increase in employee costs of $3,796. Normal merit increases, the full year effect of the de novo office in Columbus, Indiana, and the full year effect of the branch acquisitions in May 2009 were the reasons for the employee costs increase. The low mortgage interest rate environment during 2009 led to increased refinancing activity in 2009 that subsided during 2010. Key measures of the operating performance of the Company are return on average assets, return on average common shareholders' equity, and efficiency ratio. The Company's return on average assets was 0.85% for 2011 compared to 0.51% for 2010 and (2.19)% in 2009. The Company's return on average common shareholders' equity was 7.44% in 2011 compared to 4.86% in 2010 and (22.6)% in 2009. The Company's efficiency ratio, which measures the non-interest expenses of the Company as a percentage of its net interest income (on a fully taxable equivalent basis) and its non-interest income, was 65.5% in 2011 compared to 62.5% in 2010 and 61.6% in 2009 (excluding the goodwill impairment charge of $80,310).

Net Interest Income

        Net interest income and net interest margin are influenced by the volume and yield or cost of earning assets and interest-bearing liabilities. Tax equivalent net interest income of $107,033 in 2011 slightly decreased from $107,541 in 2010. Net interest margin, on a fully-taxable equivalent basis, was 4.23% for 2011 compared to 4.11% for the same period a year ago. The Company was able to match reductions in its yield on earning assets with a corresponding larger reduction in its cost of funds. Over the three year period interest income has continued to decline as decreases in earning assets and yields have had a negative impact on interest income. A significant portion of the Company's CDs matured in 2011 and the Company was able to reprice those deposits to current, lower market rates. The Company was also able to continue to lower the interest paid on deposit accounts. The Federal Reserve Bank continues to target the fed funds rate at 0%-.25%.

        The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)*

	2011				2010				2009

Assets	Average Balance	Interest	Average Rate		Average Balance	Interest	Average Rate		Average Balance	Interest	Average Rate

Short-term investments	$69,960	167	0.24%		$33,037	$12	0.04%		$1,933	$11	0.57%
Federal funds sold and money market accounts	16,644	48	0.29		44,025	190	0.43		54,496	128	0.23
Securities
Taxable	523,760	16,040	3.06		512,749	18,828	3.67		432,091	19,565	4.53
Non-taxable*	304,366	19,100	6.28		246,312	15,940	6.47		181,591	11,789	6.49

Total securities	828,126	35,140	4.24		759,061	34,768	4.58		613,682	31,354	5.11
Loans**
Commercial*	959,550	55,905	5.83		1,061,537	62,433	5.88		1,203,955	67,585	5.61
Residential real estate	380,255	21,970	5.78		400,994	24,536	6.12		465,462	29,753	6.39
Consumer	276,660	15,566	5.63		317,654	18,921	5.96		312,149	19,575	6.27

Total loans	1,616,465	93,441	5.78		1,780,185	105,890	5.95		1,981,566	116,913	5.90

Total earning assets	2,531,195	128,796	5.09		2,616,308	140,860	5.38		2,651,677	148,406	5.60

Cash and due from banks	40,444				41,427				44,266
Unrealized gains (losses) on securities	26,222				28,074				14,036
Allowance for loan losses	(42,583)				(43,711)				(46,308)
Premises and equipment, net	49,920				49,696				51,086
Intangible assets	70,006				72,765				129,180
Accrued interest receivable and other assets	115,695				113,814				86,966

Total assets	$2,790,899				$2,878,373				$2,930,903

Liabilities
Interest-bearing deposits DDA, savings, and money market accounts	$1,294,274	4,275	0.33		$1,201,145	$6,184	0.51		$1,029,035	$7,177	0.70
Certificates of deposit	631,270	9,836	1.56		798,471	16,978	2.13		928,689	25,320	2.73

Total interest-bearing deposits	1,925,544	14,111	0.73		1,999,616	23,162	1.16		1,957,724	32,497	1.66
Short-term borrowings	30,946	161	0.52		40,320	258	0.64		50,885	442	0.87
Subordinated debentures	49,000	1,737	3.54		49,000	1,755	3.58		49,000	2,059	4.20
Notes payable and FHLB borrowings	150,814	5,754	3.82		197,769	8,144	4.12		269,443	10,235	3.80

Total interest-bearing liabilities	2,156,304	21,763	1.01		2,286,705	33,319	1.46		2,327,052	45,233	1.94
Demand deposits	288,908				259,607				238,411
Other liabilities	25,734				27,209				25,886

Total liabilities	2,470,946				2,573,521				2,591,349
Shareholders' equity	319,953				304,852				339,554

Total liabilities and shareholders' equity	$2,790,899	21,763	0.86	***	$2,878,373	33,319	1.27	***	$2,930,903	45,233	1.71	***

Net interest income		$107,033	4.23	****		$107,541	4.11	****		$103,173	3.89	****

Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$7,185				$6,289				$5,165

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

Volume/Rate Analysis of Changes in Net Interest Income
(Tax Equivalent Basis)

	2011 OVER 2010			2010 OVER 2009
	Volume	Rate	Total	Volume	Rate	Total

Interest income
Loans	$(9,528)	$(2,921)	$(12,449)	$(12,014)	$991	$(11,023)
Securities	3,035	(2,663)	372	6,667	(3,253)	3,414
Federal funds sold and money market funds	(93)	(49)	(142)	(47)	109	62
Short-term investments	26	129	155	11	(10)	1

Total interest income	(6,560)	(5,504)	(12,064)	(5,383)	(2,163)	(7,546)

Interest expense
Interest-bearing DDA, savings, and money market accounts	$449	$(2,358)	(1,909)	$962	$(1,955)	$(993)
Certificates of deposit	(3,138)	(4,004)	(7,142)	(2,770)	(5,572)	(8,342)
Borrowings	(1,871)	(616)	(2,487)	(2,916)	641	(2,275)
Subordinated debentures	—	(18)	(18)	—	(304)	(304)

Total interest expense	(4,560)	(6,996)	(11,556)	(4,724)	(7,190)	(11,914)

Change in net interest income	(2,000)	1,492	(508)	$(659)	$5,027	4,368

Change in tax equivalent adjustment			896			1,124

Change in net interest income before tax equivalent adjustment			$(1,404)			$3,244

        Variances not attributed to rate or volume are allocated between rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

        The Company expensed $17,800 in provision for loan losses in 2011. This level of provision allowed the Company to maintain an adequate allowance for loan losses. This topic is discussed in detail under the heading "Loans, Credit Risk and the Allowance and Provision for Loan Losses".

Non-interest Income and Expense

				Percent Change
	2011	2010	2009	11/10	10/09

Non-interest income
Insurance commissions	$—	$1,711	$2,071	-100.0%	-17.4%
Mortgage banking	5,551	7,642	9,028	-27.4%	-15.4%
Trust and investment product fees	3,250	2,363	1,743	37.5%	35.6%
Service charges on deposit accounts	18,147	17,462	16,537	3.9%	5.6%
Net realized gains on securities sales	11,357	2,979	1,263	281.2%	135.9%
Increase in cash surrender value of life insurance	1,200	1,246	890	-3.7%	40.0%
Interchange income	6,225	5,487	5,178	13.4%	6.0%
Gain/(loss) on sale of OREO	(2,744)	(1,097)	200	-150.1%	-548.5%
Other	2,322	3,498	3,140	-33.6%	11.4%

Total non-interest income	$45,308	$41,291	$40,050	9.7%	3.1%

Non-interest expense
Salaries and employee benefits	$49,950	$50,138	$46,342	-0.4%	8.2%
Net occupancy	6,686	6,654	6,660	0.5%	-0.1%
Equipment	7,822	7,855	7,468	-0.4%	5.2%
Intangibles amortization	1,939	2,066	2,199	-6.1%	-6.0%
Telecommunications	1,991	1,882	2,015	5.8%	-6.6%
Stationery, printing, and supplies	1,510	1,478	1,608	2.2%	-8.1%
FDIC assessment	3,974	4,940	4,976	-19.6%	-0.7%
Marketing	4,057	3,412	3,040	18.9%	12.2%
Collection expenses	4,334	3,579	3,255	21.1%	10.0%
Consultant expense	6,547	—	—	NA	0.0%
Goodwill impairment	—	—	80,310	0.0%	-100%
Other	10,995	10,248	9,659	7.3%	6.1%

Total non-interest expense	$99,805	$92,252	$167,532	8.2%	-44.9%

Non-interest Income

        Non-interest income was $45,308 for 2011 compared to $41,291 for the same period in 2010, an increase of $4,017 or 9.7%. Increases in trust and investment product fees, service charges on deposit accounts, net realized gains on securities sales, and interchange income were the primary causes of the increase. These increases were offset by a reduction in insurance commissions, mortgage banking, losses on OREO property, and other income. The Company realized the full year effect of increasing the number of financial advisors in 2010. A continued emphasis on new account growth yielded additional service charge and interchange income. As a result of favorable pricing, the Company recorded gains during 2011 on the sale of securities at a higher level than 2010. The level of mortgage banking activity leveled off in 2011 from what the Company had experienced in 2010. The reduction of insurance commissions was caused by the sale of the property and casualty book of business during the fourth quarter of 2010. Also in connection with the sale of the property and casualty book of business, the Company recorded a $988 gain in 2010 on the sale. The Company continues to move the Other Real Estate (OREO) property as quickly as possible and incurred additional losses in 2011 as well as write-downs on some of the properties due to the significant changes in the properties' value. The Company obtained up to date appraisals on several properties which resulted in additional charge downs. Non-interest income as a percent of non-interest expense was 45.4% for 2011 compared to 44.8% for 2010.

        Non-interest income was $41,291 for 2010 compared to $40,050 for the same period in 2009, an increase of $1,241 or 3.1%. Increases in trust and investment product fees, service charges on deposit accounts, net realized gains on securities sales, increase in cash surrender value of life insurance and interchange income were the primary causes of the increase. These increases were offset by a reduction in insurance commissions, mortgage banking, and other income. The Company had an increase in the number of financial advisors in 2010 which equated to increased revenue. A continued emphasis on new account growth yielded additional service charge and interchange income. As a result of favorable pricing, the Company recorded gains during 2010 on the sale of securities at a higher level than 2009. The level of mortgage banking activity leveled off in 2010 from what the Company had experienced in 2009 when mortgage rates were at a record low. While the volume of mortgage loans sold decreased from $425 million in 2009 to $278 million in 2010, the average gain on the sale of these loans increased to 1.88% in 2010 from 1.32% in 2009. The reduction of insurance commissions was caused by the sale of the property and casualty book of business during the fourth quarter of 2010. Other Real Estate (OREO) losses were the primary cause of the reduction in other income. ORE losses were $1,097 in 2010 compared to a net gain of $200 in 2009. The Company's intent is to move these properties as quickly as possible. Non-interest income as a percent of non-interest expense was 44.8% for 2010 compared to 23.9% for 2009. The increase was caused primarily by the goodwill impairment charge taken in 2009.

Non-interest Expense

        Total non-interest expense was $99,805 in 2011 compared to $92,252 in 2010, an increase of $7,553 or 8.2%. The increase was primarily attributable to consultant expenses of $6,547 incurred in 2011. During 2011 the Company completed an efficiency project with the aid of a third party consulting firm. Almost all of the Company's departments and corresponding headcount were reviewed, as well as the entire organizational structure of the Company. As a result of the project, approximately 150 full-time equivalent positions were targeted for elimination. The third party consulting firm also recommended various revenue enhancements which may require future payouts if certain targets are achieved. Marketing expense and collection expense increases of $645 and $755 were partially offset by a reduction in the Company's FDIC assessment of $966. The marketing expense increase was due to costs involved in generating new deposit accounts. Collection costs continue to be elevated as the Company is working through its problem credits. As a result of the FDIC changing the assessment base to total assets instead of deposits, the Company's FDIC assessment was lower in 2011.

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

Income Taxes

        The effective tax rate was 13.6% in 2011, 1.6% in 2010, and 15.4% in 2009. The increase in the Company's effective tax rate from 2010 to 2011 was primarily due to an increase in taxable income. The decrease in the Company's effective tax rate from 2009 to 2010 was primarily due to an increase in tax exempt income in 2010 and no goodwill impairment charges in 2010. The Company and its subsidiaries file consolidated income tax returns.

Balance Sheet

        At December 31, 2011, total assets were $2,754,180 compared to $2,769,312 at December 31, 2010, a decrease of $15 million. Increases in cash ($49) and investment securities ($70) were more than offset by decreases in loans ($144).

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

        Total loans (excluding those held for sale) decreased by $146,592 from year-end 2010. Approximately 20% of this decrease was in the Company's residential real estate portfolio as on balance sheet fixed-rate residential real estate loans refinanced during the year, and the Company elected to sell these loans to the secondary market (while retaining the servicing for these loans). The remaining decrease in loan balances was primarily due to the following factors: a decrease in construction and development loans as the continued sluggish economy resulted in the Company ceasing the origination of these loans, charge-offs taken during 2011, and the overall decrease in loan demand across all segments. Residential real estate loans continue to represent the largest portion of the total loan portfolio and were 48% of total loans at December 31, 2011 compared to 45% of total loans at the end of 2010.

        The following table details the Company's loan portfolio by type of loan based on FDIC call report codes.

Loan Portfolio

	December 31
	2011	2010	2009	2008	2007

Types of loans
Commercial and industrial	$107,538	$163,651	$195,509	$226,696	$214,393
Agricultural production financing	32,325	36,596	41,889	40,334	29,812
Farm real estate	58,424	37,634	45,332	45,918	42,185
Commercial real estate mortgage	509,887	525,578	551,670	515,964	376,759
Construction and development	37,078	84,152	142,472	173,551	123,611
Residential real estate mortgage	730,374	759,409	813,602	877,145	780,102
Consumer	58,753	73,951	94,973	115,993	126,816

Total loans	$1,534,379	$1,680,971	$1,885,447	$1,995,601	$1,693,678

        The following table indicates the amounts of loans (excluding residential and commercial mortgages and consumer loans) outstanding as of December 31, 2011 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Maturities and Sensitivity to Changes in Interest Rates of Commercial and Construction Loans

	Due:	Within 1 Year	1-5 Years	Over 5 years	Total

Loan Type
Commercial and industrial		$43,406	$31,781	$32,351	$107,538
Agricultural production financing		23,828	6,453	2,044	32,325
Construction and development		24,214	8,642	4,222	37,078

Totals		$91,448	$46,876	$38,617	$176,941

Percent		52%	26%	22%	100%

Rate Sensitivity
Fixed Rate		$9,855	$29,767	$10,844	$50,466
Variable Rate		106,365	15,771	4,339	126,475

Totals		$116,220	$45,538	$15,183	$176,941

        Loans are placed on "non-accrual" status when, in management's judgment, the collateral value and/or the borrower's financial condition does not justify accruing interest. As a general rule, commercial, commercial real estate, residential, and consumer loans are reclassified to non-accrual status at or before becoming 90 days past due. Interest previously recorded is reversed and charged against current income. Subsequent interest payments collected on non-accrual loans are thereafter applied as a reduction of the loan's principal balance. Non-performing loans were $65,196 as of December 31, 2011 compared to $91,476 as of December 31, 2010 and represented 4.25% of total loans at December 31, 2011 versus 5.44% one year ago.

        The following table details the Company's non-performing loans as of December 31 for the years indicated.

Non-performing Loans

	2011	2010	2009	2008	2007

Non-accruing loans	$41,528	$68,236	$77,074	$55,671	$18,800
Troubled debt restructurings	20,402	22,250	11,843	—	—
Accruing loans contractually past due 90 days or more	3,266	990	3,279	3,639	1,693

Total	$65,196	$91,476	$92,196	$59,310	$20,493

% of total loans	4.25%	5.44%	4.89%	2.97%	1.21%

        A reconciliation of non-performing assets ("NPA") for 2011 and 2010 is as follows:

	2011	2010

Beginning Balance — NPA — January 1	$102,955	$102,582
Non-accrual
Add: New non-accruals	47,516	73,685
Less: To accrual/payoff/restructured	(31,688)	(33,119)
Less: To OREO	(23,093)	(11,115)
Less: Charge offs	(19,443)	(38,289)

Increase/(Decrease): Non-accrual loans	(26,708)	(8,838)
Other Real Estate Owned (OREO)
Add: New OREO properties	23,093	11,115
Less: OREO sold	(16,125)	(9,246)
Less: OREO losses (write-downs)	(2,965)	(779)

Increase/(Decrease): OREO	4,003	1,090
Increase/(Decrease): Repossessions	53	3
Increase/(Decrease): 90 Days Delinquent	2,276	(2,289)
Increase/(Decrease): TDR's	(1,848)	10,407

Total NPA change	(22,224)	373

Ending Balance — NPA — December 31	$80,731	$102,955

        At December 31, 2011,only one of the non-accrual loan balances was greater than $1,000 compared to ten loan balances greater than $1,000 at December 31, 2010. These loans are primarily land development and real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses. In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower's financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate, other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection. The Company reviews each relationship before it grants the concession to insure the creditor can comply with the new terms. To date, most of the concessions have been extensions of maturity dates. The provision for loan losses was $17,800 in 2011, $35,250 in 2010, and $46,310 in 2009. The Company's provision for loan losses in 2011 was lower than 2010 due to the stabilization of problem credits. New non-accrual loans declined over 35% in 2011. Net charge-offs were $20,516 in 2011 compared to $39,293 in 2010 and $34,245 in 2009. As a percentage of average loans, net charge-offs equaled 1.27%, 2.21%, and 1.73% in 2011, 2010 and 2009, respectively. The increase in charge-offs in 2010 was primarily related to the normal progression of problem credits that were previously identified through a work out plan established.

        Potential problem loans are identified on the Company's watch list and consist of loans that require close monitoring by management and are not necessarily considered classified credits by regulators. Credits may be considered as a potential problem loan for reasons that are temporary or correctable, such as for a deficiency in loan documentation or absence of current financial statements of the borrower. Potential problem loans may also include credits where adverse circumstances are identified that may affect the borrower's ability to comply with the contractual terms of the loan. Other factors which might indicate the existence of a potential problem loan include the delinquency of a scheduled loan payment, deterioration in a borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment in which the borrower operates. Substandard commercial loans that were not classified as non-accrual were $63,379 at December 31, 2011 and $64,455 at December 31, 2010, a slight decrease of $1,076. The Company believes its substandard loans peaked in 2009 when the substandard balance was approximately $70,000. These loans which are $250 or greater are reviewed at least quarterly by senior management. This review includes monitoring how the borrower is performing vs their workout plan, obtaining and reviewing the borrower's financial information, and monitoring collateral values. Management believes these loans were well secured and had adequate allowance allocations at December 31, 2011.

Summary of the Allowance for Loan Losses

	2011	2010	2009	2008	2007

Balance at January 1	$42,605	$46,648	$34,583	$14,331	$12,792
Chargeoffs
Commercial	2,211	8,190	8,686	1,866	1,642
Commercial real estate mortgage	16,954	29,177	21,140	948	136
Residential real estate mortgage	3,093	2,220	1,899	1,421	446
Consumer	2,636	2,859	4,477	3,032	3,134

Total Chargeoffs	24,894	42,446	36,202	7,267	5,358

Recoveries
Commercial	1,172	518	350	214	258
Commercial real estate mortgage	1,371	873	226	17	—
Residential real estate mortgage	648	524	37	16	26
Consumer	1,187	1,238	1,344	790	868

Total Recoveries	4,378	3,153	1,957	1,037	1,152

Net Chargeoffs	20,516	39,293	34,245	6,230	4,206
Addition resulting from acquisition	—	—	—	5,564	—
Provision for loan losses	17,800	35,250	46,310	20,918	5,745

Balance at December 31	$39,889	$42,605	$46,648	$34,583	$14,331

Net Chargeoffs to average loans	1.27%	2.21%	1.73%	0.35%	0.26%
Provision for loan losses to average loans	1.10%	1.98%	2.35%	1.17%	0.36%
Allowance to total loans at year end	2.60%	2.53%	2.47%	1.73%	0.85%

        Although the allowance for loan loss is available for any loan that, in management's judgment, should be charged off, the following table details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.

Allocation of the Allowance for Loan Losses

	2011		2010		2009		2008		2007
December 31	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans

Real estate
Residential	2,972	38%	$2,281	45%	$9,449	43%	$3,882	44%	$2,652	46%
Farm real estate	456	3	740	2	647	2	344	2	251	3
Commercial	24,187	45	20,034	31	14,754	29	11,448	26	4,386	22
Construction and development	5,833	2	11,879	5	10,205	8	6,500	9	1,085	7

Total real estate	33,448	88	34,934	83	35,055	82	22,174	81	8,374	78

Commercial
Agribusiness	151	1	370	2	1,126	2	303	2	167	2
Other commercial	5,411	7	6,016	10	7,880	11	7,632	11	2,593	13

Total Commercial	5,562	8	6,386	12	9,006	13	7,935	13	2,760	15

Consumer	879	4	1,285	5	2,587	5	4,072	6	3,114	7
Unallocated	—	—	—		—		402		83

Total	$39,889	100%	$42,605	100%	$46,648	100%	$34,583	100%	$14,331	100%

        Management maintains a list of loans warranting either the assignment of a specific reserve amount or other special administrative attention. This watch list, together with a listing of all classified loans, non-accrual loans and delinquent loans, is reviewed monthly by management and the Board of Directors. Additionally, the Company evaluates its consumer and residential real estate loan pools for probable losses incurred based on historical trends, adjusted by current delinquency and non-performing loan levels.

        The Company has both internal and external loan review personnel who annually review approximately 50% of all loans. External loan review personnel examine the top 100 commercial credit relationships. This equates to approximately all relationships above $1,750.

        The ability to absorb loan losses promptly when problems are identified is invaluable to a banking organization. Most often, losses incurred as a result of prompt, aggressive collection actions are much lower than losses incurred after prolonged legal proceedings. Accordingly, the Company observes the practice of quickly initiating stringent collection efforts in the early stages of loan delinquency. During the latter part of 2008, the Company established a separate group to address its deteriorating credit quality. This group consists of seven full-time equivalent employees and reports directly to the Chief Credit Officer of the Company. At the present time, this group is charged with the task of efficiently resolving non-performing credits and disposing of foreclosed properties.

        The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The Company's allowance for loan losses was $39,889, or 2.60% of total loans, at December 31, 2011 compared to $42,605, or 2.53% of total loans, at the end of 2010. This $2,716 decrease in the allowance was due in large part to write-offs in 2011 that had an allowance allocated in 2010 and declining loan balances. Although the economy continued to improve in 2011, the housing industry remained pressured due to foreclosures and low sales. Builders and developers continue to struggle with difficult financial conditions. Other borrowers also face similar constraints to cash flow their businesses.

Securities, at Fair Value

	December 31,
	2011	2010	2009

Available for Sale
U.S. Government-sponsored entities	$—	$—	$14,387
State and municipal	344,877	300,144	233,485
Mortgage-backed	522,271	498,828	459,049
Equity and other	8,942	7,099	7,686

Total securities	$876,090	$806,071	$714,607

        Securities offer flexibility in the Company's management of interest rate risk, and are the primary means by which the Company provides liquidity and responds to changing maturity characteristics of assets and liabilities. The Company's investment policy prohibits trading activities and does not allow investment in high-risk derivative products or junk bonds.

        As of December 31, 2011, all of the securities are classified as available for sale ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. A net unrealized gain of $35,218 was recorded to adjust the AFS portfolio to current market value at December 31, 2011 compared to a net unrealized gain of $14,550 at December 31, 2010.

Securities
(Carrying Values at December 31)

	Within 1 Year	2-5 Yrs	6-10 Yrs	Beyond 10 Years	Total 2011

Available for sale
State and municipal	$3,415	$51,501	$97,337	$192,624	$344,877
Mortgage-backed securities	63	239	80,608	441,361	522,271
Other securities	—	2,587	—	945	3,532

Total available for sale	$3,478	$54,327	$177,945	$634,930	$870,680

Weighted average yield*	8.45%	5.17%	4.52%	4.06%	4.24%

*
Adjusted to reflect income related to securities exempt from federal income taxes.

        Amounts in the table above are based on scheduled maturity dates. Variable interest rates are subject to change not less than annually based upon certain interest rate indexes. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities of $5,410 do not have contractual maturities and are excluded from the table above.

        As of December 31, 2011, there were no corporate bonds and other securities which represented more than 10% of shareholders' equity.

        For 2011 the tax equivalent yield of the investment securities portfolio was 4.24%, compared to 4.58% and 5.11% for 2010 and 2009, respectively. The average life of the Company's investment securities portfolio was 4.86 years at December 31, 2011. During 2011 the investment portfolio increased slightly in size as the Company's earnings were invested in the portfolio as loan demand remained soft. The extremely low interest rate environment provided a strong opportunity for the Company to maximize portfolio return by strategically realizing market value gains. Cash flows from security sales and normal monthly principal pay downs were reinvested at materially lower yields leading to sizable decline in portfolio yield. The reinvestments were focused on a balanced approach between a likely long term low interest rate horizon and protection against cash flow extensions when rates do move higher. This investment strategy will allow the portfolio to meet cash needs for future loan growth.

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

        Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits were 87.7% and 86.6% of total average earning assets for 2011 and 2010, respectively. Total interest-bearing deposits averaged 87.0% and 88.5% of average total deposits during 2011 and 2010. Management is continuing its efforts to increase the percentage of transaction- related deposits to total deposits due to the positive effect on earnings.

        Repurchase agreements are high denomination investments utilized by public entities and commercial customers as an element of their cash management responsibilities. During 2011, repurchase agreements averaged $30,404, with an average cost of 0.52%.

        Another source of funding is the Federal Home Loan Bank (FHLB). The Company had FHLB advances of $151,427 outstanding at December 31, 2011. These advances have interest rates ranging from 1.8% to 5.9% (see note 12 to the consolidated financial statements for the maturity schedule of these advances). The Company averaged $148,824 in FHLB advances during 2011 compared to $195,897 during 2010. This decrease in the average balance of FHLB borrowings was primarily due to the increased deposits generated by the Company which reduced the need for other funding sources. One final source of funding is federal funds purchased. The Company had no federal funds purchased as of December 31, 2011 and December 31, 2010.

Average Deposits

	2011		2010		2009

	Amount	Rate	Amount	Rate	Amount	Rate

Demand	$288,908		$259,607		$238,411
Interest Bearing Demand	843,523	0.34%	780,125	0.54%	631,905	0.65%
Savings/Money Markets	450,751	0.30	421,020	0.48	397,130	0.75
Certificates of Deposit	631,270	1.56	798,471	2.13	928,689	2.73

Totals	$2,214,452	0.64%	$2,259,223	1.03%	$2,196,135	1.47%

        As of December 31, 2011, certificates of deposit and other time deposits of $100 or more mature as follows:

	3 months or less	4-6 months	6-12 months	over 12 months	Total

Amount	$44,118	$23,585	$34,067	$74,286	$176,056
Percent	25%	14%	19%	42%

Capital Resources

        The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital ("Tier 1") consists of common shareholders' equity adjusted for unrealized gains or losses on available for sale (AFS) securities plus limited amounts of Trust Preferred Securities less goodwill and intangible assets. Total capital consists of core capital, certain debt instruments and a portion of the allowance for loan losses. At December 31, 2011, Tier 1 capital to average assets was 10.8%. Total capital to risk-weighted assets was 18.9%. Both ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Company's subsidiary bank also exceed regulatory definitions of well-capitalized institutions.

        The Trust Preferred Securities (which are classified as subordinated debentures) qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of these securities cannot constitute more than 25% of the total Tier 1 capital of the Company. Consequently, the amount of Trust Preferred Securities in excess of the 25% limitation constitutes Tier 2 capital, or supplementary capital, of the Company. As of December 31, 2011, all of the Company's Trust Preferred Securities qualify as Tier 1 capital.

        Common shareholders' equity is impacted by the Company's decision to categorize its securities portfolio as available for sale (AFS). Securities in this category are carried at fair value, and common shareholders' equity is adjusted to reflect unrealized gains and losses, net of taxes.

        The Company declared and paid common dividends of $.04 per share in 2011 compared to $.04 and $.26 in 2010 and 2009 respectively. Book value per common share increased to $13.87 at December 31, 2011 compared to $12.24 at the end of 2010. The net adjustment for AFS securities increased book value per share by $1.13 at December 31, 2011 and increased book value per share by $.47 at December 31, 2010. Depending on market conditions, the adjustment for AFS securities can cause significant fluctuations in shareholders' equity.

        On January 16, 2009, the Company entered into an agreement with the United States Department of Treasury (the "Treasury Department") as part of the Treasury Department's Capital Purchase Program. Under this agreement, the Company issued to the Treasury Department 57,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("preferred stock") and a warrant to purchase up to 571,906 shares ("warrant shares") of the Company's common stock. Like stock options, the warrant issued through the Capital Purchase Program is potentially dilutive. The average stock price for the Company for 2011 and 2010 was $8.86 and $7.43 per share respectively, and the warrant issued in 2009 has an exercise price of $14.95 per share. This results in no additional potentially dilutive shares during 2010 and 2011.

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

Liquidity

        Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors and creditors. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, loans and securities maturing within one year and money market instruments. In addition, the Company holds approximately $867,202 of AFS securities maturing after one year, which can be sold to meet liquidity needs.

        Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, supports liquidity, extends the contractual maturity of liabilities, and limits reliance on volatile short-term purchased funds. Short-term funding needs may arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits, which provide a sizable source of relatively stable low-cost funds. The Company defines core deposits as all deposits except certificates of deposits greater than $100. Average core deposits funded approximately 79.5% of total earning assets during 2011 and approximately 76.7% in 2010.

        Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment. The Company has not received any directives from regulatory authorities that would materially affect liquidity, capital resources or operations.

Contractual Obligations as of December 31, 2011

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Time Deposits	$547,376	$336,069	$189,384	$13,964	$7,959
FHLB Advances	151,427	20,591	40,633	25,116	65,087
Subordinated Debentures	50,267	—	—	—	50,267
Operating Lease Commitments	4,017	951	1,799	905	362

Total	$753,087	$357,611	$231,816	$39,985	$123,675

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

        Goodwill — Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. The Company has selected June 30 as its date for annual impairment testing, but will test more frequently if circumstances warrant. During 2009, the Company determined that goodwill might be impaired and tested it for impairment at May 31, 2009 and November 30, 2009. See Note 9 in the financial statements for further discussion of the goodwill impairment charges taken in 2009. No goodwill impairment was identified during testing performed in 2010 or 2011.

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

New Accounting Matters

        See Note 1 to the Consolidated Financial Statements regarding the adoption of new accounting standards in 2011.

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

        The following tables provide an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. The table indicates that as of December 31, 2011 the Company's estimated NPV might be expected to increase in the event of a decrease in prevailing interest rates, and might be expected to generally decrease in the event of a increase in prevailing interest rates (dollars in thousands). As of December 31, 2010 the Company's estimated NPV would generally decrease in the event of a decrease in prevailing rates and decrease in the event of an increase in rates.

December 31, 2011

Change in Rates	$ Amount	$ Change	NPV Ratio	Change

+2%	644,734	(71,698)	23.28%	(88)
+1%	679,598	(36,834)	23.75%	(41)
Base	716,432	—	24.16%	—
-1%	723,324	6,892	23.73%	(43)
-2%	814,930	98,498	25.51%	135

December 31, 2010

Change in Rates	$ Amount	$ Change	NPV Ratio	Change

+2%	599,777	(12,600)	22.01%	69
+1%	612,598	221	21.87%	55
Base	612,377	—	21.32%	—
-1%	580,467	(31,910)	19.95%	(137)
-2%	538,946	(73,431)	18.34%	(298)

        The above discussion, and the portions of MANAGEMENT'S DISCUSSION AND ANALYSIS in Item 7 of this Report that are referenced in the above discussion contains statements relating to future results of the Company that are considered "forward-looking-statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, simulation of the impact on net interest income from changes in interest rates. Actual results may differ materially from those expressed or implied therein as a result of certain risks and uncertainties, including those risks and uncertainties expressed above, those that are described in MANAGEMENT'S DISCUSSION AND ANALYSIS in Item 7 of this Report, those that are described in Item 1 of this Report, "Business," under the caption "Forward-Looking-Statements," and those that are described in Item 1A of this Report, "Risk Factors", all of which discussions are incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Crowe Horwath LLP Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
MainSource Financial Group, Inc.
Greensburg, Indiana

        We have audited the accompanying consolidated balance sheets of MainSource Financial Group, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. We also have audited MainSource Financial Group, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MainSource Financial Group, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainSource Financial Group, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion MainSource Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP
Indianapolis, Indiana March 12, 2012

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share data)

	December 31, 2011	December 31, 2010

Assets
Cash and due from banks	$66,864	$40,423
Money market funds and federal funds sold	42,284	19,700

Cash and cash equivalents	109,148	60,123
Securities available for sale	876,090	806,071
Loans held for sale	16,620	5,845
Loans, net of allowance for loan losses of $39,889 and $42,605	1,494,490	1,638,366
Restricted stock, at cost	15,856	19,502
Premises and equipment, net	50,652	48,861
Goodwill	61,919	61,919
Purchased intangible assets	7,163	9,102
Cash surrender value of life insurance	48,204	47,756
Interest receivable and other assets	74,038	71,767

Total assets	$2,754,180	$2,769,312

Liabilities
Deposits
Noninterest bearing	$334,345	$268,390
Interest bearing	1,825,555	1,943,174

Total deposits	2,159,900	2,211,564
Securities sold under agreement to repurchase	25,789	33,181
Federal Home Loan Bank (FHLB) advances	151,427	152,065
Subordinated debentures	50,267	50,117
Other liabilities	30,244	19,815

Total liabilities	2,417,627	2,466,742
Commitments and contingent liabilities (Note 17)
Shareholders' equity
Preferred stock, no par value
Authorized shares — 400,000
Issued and outstanding shares — 57,000;
Aggregate liquidation preference $57,000	56,387	56,183
Common stock $.50 stated value:
Authorized shares — 100,000,000
Issued shares — 20,780,616 and 20,710,764
Outstanding shares — 20,206,214 and 20,136,188	10,411	10,394
Treasury stock — 574,402 shares, at cost	(9,367)	(9,367)
Additional paid-in capital	223,510	223,134
Retained earnings	32,720	12,768
Accumulated other comprehensive income	22,892	9,458

Total shareholders' equity	336,553	302,570

Total liabilities and shareholders' equity	$2,754,180	$2,769,312

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollar amounts in thousands except per share data)

	2011	2010	2009

Interest income
Loans, including fees	$92,941	$105,179	$115,873
Securities
Taxable	16,040	18,830	19,490
Tax exempt	12,415	10,360	7,663
Federal funds sold and money market funds	212	114	128
Deposits with financial institutions	3	88	87

Total interest income	121,611	134,571	143,241

Interest expense
Deposits	14,111	23,162	32,497
Federal Home Loan Bank advances	5,754	8,144	10,235
Subordinated debentures	1,737	1,755	2,059
Other borrowings	161	258	442

Total interest expense	21,763	33,319	45,233

Net interest income	99,848	101,252	98,008
Provision for loan losses	17,800	35,250	46,310

Net interest income after provision for loan losses	82,048	66,002	51,698
Non-interest income
Service charges on deposit accounts	18,147	17,462	16,537
Interchange income	6,225	5,487	5,178
Mortgage banking	5,551	7,642	9,028
Trust and investment product fees	3,250	2,363	1,743
Increase in cash surrender value of life insurance	1,200	1,246	890
Net realized gains on securities	11,357	2,979	1,263
Gain/(loss) on sale and write-down of OREO	(2,744)	(1,097)	200
Insurance commissions	—	1,711	2,071
Other income	2,322	3,498	3,140

Total non-interest income	45,308	41,291	40,050
Non-interest expense
Salaries and employee benefits	49,950	50,138	46,342
Net occupancy	6,686	6,654	6,660
Equipment	7,822	7,855	7,468
Intangibles amortization	1,939	2,066	2,199
Telecommunications	1,991	1,882	2,015
Stationery printing and supplies	1,510	1,478	1,608
FDIC assessment	3,974	4,940	4,976
Marketing	4,057	3,412	3,040
Collection expenses	4,334	3,579	3,255
Goodwill impairment	—	—	80,310
Consultant expense	6,547	—	—
Other expenses	10,995	10,248	9,659

Total non-interest expense	99,805	92,252	167,532

Income/(loss) before income tax	27,551	15,041	(75,784)
Income tax expense/(benefit)	3,738	239	(11,645)

Net income/(loss)	$23,813	$14,802	$(64,139)
Preferred dividends and discount accretion	3,054	3,054	2,919

Net income/(loss) attributable to common shareholders	$20,759	$11,748	$(67,058)

Net income/(loss) per common share — basic	$1.03	$0.58	$(3.33)
Net income/(loss) per common share — diluted	$1.03	$0.58	$(3.33)

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollar amounts in thousands except per share data)

		Common Stock
							Accumulated Other Comprehensive Income/(Loss)
	Preferred Stock	Shares Outstanding	Amount	Treasury Stock	Additional Paid-in Capital	Retained Earnings		Total	Comprehensive Income

Balance, January 1, 2009	$—	20,136,188	$10,394	$(9,367)	$221,789	$74,018	$3,115	$299,949
Net loss						(64,139)		(64,139)	$(64,139)
Change in unrealized gains/(losses) on securities, net of tax and reclassification effects							9,496	9,496	9,496

Total comprehensive loss									$(54,643)

Cash dividends ($.255 per share) — common stock						(5,135)		(5,135)
Issuance of preferred stock, net of issuance costs	55,783							55,783
Accretion of preferred stock discount	196					(196)		—
Stock option expense					115			115
Issuance of warrant to purchase common stock					1,116			1,116
Dividends — preferred stock						(2,723)		(2,723)

Balance, December 31, 2009	55,979	20,136,188	10,394	(9,367)	223,020	1,825	12,611	294,462

Net income						14,802		14,802	$14,802
Change in unrealized gains/(losses) on securities, net of tax and reclassification effects							(3,153)	(3,153)	(3,153)

Total comprehensive income									$11,649

Stock option expense					114			114
Cash dividends ($.04 per share) — common stock						(805)		(805)
Dividends — preferred stock						(2,850)		(2,850)
Accretion of preferred stock discount	204					(204)		—

Balance, December 31, 2010	56,183	20,136,188	10,394	(9,367)	223,134	12,768	9,458	302,570

Net income						23,813		23,813	$23,813
Change in unrealized gains/(losses) on securities, net of tax and reclassification effects							13,434	13,434	13,434

Total comprehensive income									$37,247

Stock option expense					72			72
Cash dividends ($.04 per share) — common stock						(807)		(807)
Restricted stock award		46,244	5		96			101
Director retainer award		23,782	12		208			220
Dividends — preferred stock						(2,850)		(2,850)
Accretion of preferred stock discount	204					(204)		—

Balance, December 31, 2011	$56,387	20,206,214	$10,411	$(9,367)	$223,510	$32,720	$22,892	$336,553

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands)

	2011	2010	2009

Operating Activities
Net income (loss)	$23,813	$14,802	$(64,139)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	17,800	35,250	46,310
Depreciation expense	5,074	5,276	5,351
Amortization of mortgage servicing rights	1,388	1,424	2,317
Change in valuation allowance on mortgage servicing rights	(45)	(132)	(600)
Securities amortization, net	2,693	1,794	(72)
Amortization of purchased intangible assets	1,939	2,066	2,199
Earnings on cash surrender value of life insurance policies	(1,200)	(1,246)	(890)
Gain on life insurance benefit	(141)	(67)	(128)
Gain on sale of insurance related business line	—	(988)	—
Securities gains	(11,357)	(2,979)	(1,263)
Gain on loans sold	(3,494)	(5,152)	(5,548)
Loans originated for sale	(195,344)	(274,111)	(419,192)
Proceeds from loan sales	188,063	278,546	424,559
Stock based compensation expense	173	114	115
Director retainer fee expense	220	—	—
Gain/(loss) on sale and write-down of OREO	2,744	1,097	(200)
Goodwill impairment	—	—	80,310
Change in other assets and liabilities	3,734	6,940	(33,045)

Net cash provided by operating activities	36,060	62,634	36,084
Investing Activities
Net change in time deposits	—	—	116
Purchases of securities available for sale	(527,834)	(363,844)	(451,603)
Proceeds from calls, maturities, and payments on securities available for sale	120,588	157,154	172,390
Proceeds from sales of securities available for sale	366,559	111,564	93,855
Loan originations and payments, net	102,983	154,068	124,944
Purchases of premises and equipment	(6,865)	(4,660)	(2,490)
Proceeds from sale and write-down of OREO	16,346	8,928	7,566
Sale of insurance related business line	—	2,000	—
Proceeds from redemption of restricted stock	3,646	7,857	2,362
Proceeds from life insurance benefit	893	124	442
Cash received from bank acquisitions, net	—	—	17,566

Net cash provided (used) by investing activities	76,316	73,191	(34,852)
Financing Activities
Net change in deposits	(51,664)	(59,086)	173,291
Net change in other borrowings	(7,392)	(14,450)	(36,817)
Proceeds from FHLB advances	15,000	—	50,000
Repayment of FHLB advances	(15,638)	(70,200)	(260,902)
Cash dividends on preferred stock	(2,850)	(2,850)	(2,367)
Cash dividends on common stock	(807)	(805)	(5,135)
Issuance of preferred shares, net of issuance costs	—	—	55,783
Issuance of warrants to purchase common stock	—	—	1,116

Net cash provided (used) by financing activities	(63,351)	(147,391)	(25,031)

Net change in cash and cash equivalents	49,025	(11,566)	(23,799)
Cash and cash equivalents, beginning of year	60,123	71,689	95,488

Cash and cash equivalents, end of year	$109,148	$60,123	$71,689

Supplemental cash flow information
Interest paid	$23,263	$34,714	$47,011
Income taxes paid/(refunded)	2,672	(1,675)	1,820
Supplemental non cash disclosure
Loan balances transferred to foreclosed real estate	23,093	11,115	11,915

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

        The Company's wholly owned subsidiaries include MainSource Bank ("the Bank"), MainSource Title, LLC, MainSource Insurance, LLC, and Insurance Services Marketing, LLC. On October 1, 2010, the Company sold its property and casualty and health insurance book of businesses related to its insurance subsidiary, MainSource Insurance (MSI), to Encore Insurance Group, LLC. This sale did not materially affect the Company's financial condition or results of operation. In November 2009, the Company merged MainSource Bank of Illinois into MainSource Bank. On December 2009, the Company merged MainSource Bank — Ohio into MainSource Bank.

        The Company provides financial services through its offices in Indiana, Illinois, Ohio, and Kentucky. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold. See the Loan Policy section for further discussion on loan information.

        Use of Estimates: To prepare financial statements in conformity with U. S. generally accepted account principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and actual results could differ. The allowance for loan losses, carrying value of goodwill, loan servicing rights, other real estate owned and fair values of financial instruments are particularly subject to change.

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

        For all classes of financing receivables, interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. Past due status is based on the contractual terms of the loan. Loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

        For all classes of financing receivables, interest accrued but not received for loans placed on non-accrual is reversed against interest income. Payments received on such loans subsequent to being placed on non-accrual are applied to the principal balance of the loans. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Troubled Debt Restructurings, (TDRs), normally follow the same guidelines as regular loans in placing on non-accrual status.

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

        The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 3 years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations

        For allowance purposes, the following portfolio segments have been identified: Commercial, Commercial Real Estate (CRE), Residential Real Estate and Consumer. The classes within the Commercial portfolio are commercial and industrial and agricultural. The classes within the Commercial Real Estate portfolio are farm, hotel, construction and development, and other. The classes within the Residential Real Estate portfolio are 1-4 family and home equity. Finally, the classes within the Consumer portfolio are direct and indirect.

        The risk characteristics of each loan portfolio segment are as follows:

Commercial

        The commercial portfolio contains commercial and industrial and agricultural loans. Commercial loans are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, agricultural financing, or other projects and are repaid from operations of the business. The majority of these borrowers are customers doing business within the Company's geographic regions. Commercial loans are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate

        Commercial real estate loans consist of loans for income-producing real estate properties and real estate developers. The Company mitigates its risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement. These loans are made to finance properties such as apartment buildings, office and industrial buildings, hotels, farm real estate, and retail shopping centers; and are repaid through cash flows related to the operation, sale, or refinance of the property.

Residential real estate

        The residential portfolio contains residential mortgage and home equity loans. Residential mortgage loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15- to 30- year term, and in most cases, are extended to borrowers to finance their primary residence. Residential loans are secured by the residence being financed. For residential loans that are secured by 1-4 family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first- or second- lien on the borrower's residence, allows customers to borrow against the equity in their home. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Consumer

        The consumer portfolio consists of direct and indirect installment loans. The largest percentage of the direct consumer loans are automobile loans and the automobile or other vehicle is normally used as collateral for the loan. The Company no longer writes any indirect loans. These loans are generally financed over a short (3-7 year) time horizon. Similar to the residential loans above, repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

        All loans are charged off when the Company has determined that future collectability of the entire loan balance is doubtful. For commercial and commercial real estate loans, collateral dependent loans are written down to the discounted fair value of the collateral.

        A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures. A specific reserve is established as a component of the allowance when a loan has been determined to be impaired for all commercial and commercial real estate loans greater than $250, unless the loan is a TDR in which case all loans are evaluated for impairment regardless of size.

        Federal Home Loan Bank (FHLB) Stock: The Bank is a member of the Federal Home Loan Bank ("FHLB") system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

        Servicing Assets: Servicing rights are recognized separately when they are acquired through sales of loans. When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in mortgage banking in non-interest income. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

        Servicing fee income, which is reported on the income statement as mortgage banking in non-interest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $2,104, $1,890 and $1,521 for the years ended December 31, 2011, 2010 and 2009. Late fees and ancillary fees related to loan servicing are not material.

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

        Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Any changes are recorded in mortgage banking on the income statement.

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

        Equity: Stock dividends in excess of 20% are reported by transferring the par value of the stock issued from retained earnings to common stock. Stock dividends for 20% or less are reported by transferring the fair value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in capital. Fractional share amounts are paid in cash with a reduction in retained earnings. Treasury stock is carried at cost.

        Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the banks to the holding company or by the holding company to shareholders.

        Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a Note 7. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

  Adoption of New Accounting and Newly Issued but Not Yet Effective Standards:

        In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor's evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The guidance also precludes a creditor from using the effective interest rate test in the debtor's guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. For public companies, this guidance was effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. Early adoption was permitted. Additionally, disclosures about troubled debt restructurings that had previously been delayed by the FASB are now required as of the effective date of this guidance. As a result of adopting these amendments, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings. The result of this reassessment did not identify any material loans that should have been identified as a troubled debt restructuring in prior periods that had not already been identified. The Company identified as troubled debt restructurings certain loans for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology. Upon identifying those loans as troubled debt restructurings, the Company identified them as impaired under current accounting guidance. The amendments require prospective application of the impairment measurement guidance for those loans newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in loans for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now individually evaluated as impaired loans and the allowance for credit losses associated with those receivables was a minimal amount.

        In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder's equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment will change the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholder's equity.

        In September 2011, the FASB issued updated guidance on Testing Goodwill for Impairment. In applying the updated guidance, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if the entity determines that the fair value of the reporting unit is greater than the carrying amount the entity will then be required to perform the first of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount or the impairment loss, if any. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has determined that it will have the resources necessary to perform the required analysis.

NOTE 2 — ACQUISITION

        On May 2, 2009, the Company completed an acquisition of three branches from American Founders Bank ("AFB"). Two branches were located in Frankfort, Kentucky and the third in Lawrenceburg, Kentucky. Concurrent with this purchase, the Company sold one of its branches in Louisville, Kentucky, to AFB. Pursuant to the terms of the purchase agreement, AFB paid the Company approximately $18,400 in cash. The Company expensed approximately $78 of direct acquisition costs and recorded goodwill of $6,002 and $222 of core deposit intangible assets. The core deposit intangible is being amortized on an accelerated basis over 10 years. On the date of acquisition, the Company assumed net deposit liabilities valued at approximately $88,000, acquired a net portfolio of loans valued at approximately $61,000, and premises and equipment valued at $3,000. All loans acquired were performing loans and none were considered to be purchased with credit impairment.

        As a result of this acquisition, the Company has expanded its geographical presence in the state of Kentucky. The Company believes that the acquisition will allow it to increase its customer base to enhance deposit fee income and market additional products and services to new customers.

NOTE 3 — RESTRICTION ON CASH AND DUE FROM BANKS

        The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The reserves required at December 31, 2011 and 2010 were $7,474 and $7,244. The Company had no compensating balance requirements at December 31, 2011 and 2010.

NOTE 4 — SECURITIES

        The fair value of securities available for sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income was as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

As of December 31, 2011
Available for Sale
State and municipal	$320,269	$24,723	$(115)	$344,877
Mortgage-backed securities-residential (Government Sponsored Entity)	264,619	7,074	(189)	271,504
Collateralized mortgage obligations (Government Sponsored Entity)	246,985	3,807	(25)	250,767
Equity securities	5,410	—	—	5,410
Other securities	3,589	—	(57)	3,532

Total available for sale	$840,872	$35,604	$(386)	$876,090

As of December 31, 2010
Available for Sale
State and municipal	$294,706	$7,193	$(1,755)	$300,144
Mortgage-backed securities-residential (Government Sponsored Entity)	304,347	9,513	(1,029)	312,831
Collateralized mortgage obligations (Government Sponsored Entity)	184,549	3,129	(1,681)	185,997
Equity securities	4,405	—	—	4,405
Other securities	3,514	—	(820)	2,694

Total available for sale	$791,521	$19,835	$(5,285)	$806,071

        Contractual maturities of securities at December 31, 2011 were as follows. Securities not due at a single maturity or with no maturity at year end are shown separately.

		Available for Sale
	Amortized Cost
		Fair Value

Within one year	$3,360	$3,415
One through five years	51,737	54,088
Six through ten years	90,425	97,337
After ten years	178,336	193,569
Mortgage-backed securities-residential (Government Sponsored Entity)	264,619	271,504
Collateralized mortgage obligations	246,985	250,767
Equity securities	5,410	5,410

Total available for sale securities	$840,872	$876,090

        Gross proceeds from sales of securities available for sale during 2011, 2010 and 2009 were $366,559, $111,564, and $93,855. Gross gains of $11,440, $3,018 and $1,518 and gross losses of $83, $39, and $255 were realized on those sales in 2011, 2010 and 2009, respectively. The tax provision related to these net realized gains was $3,861, $1,049, and $495 respectively.

        Securities with a carrying value of $206,639 and $307,597 were pledged at December 31, 2011 and 2010 to secure certain deposits and repurchase agreements, secure future funding needs, and for other purposes as permitted or required by law.

        At year end 2011 and 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity.

        Below is a summary of securities with unrealized losses as of year-end 2011 and 2010 presented by length of time the securities have been in a continuous unrealized loss position.

2011	Less than 12 months		12 months or longer		Total

Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and municipal	$1,576	$(72)	$237	$(43)	$1,813	$(115)
Mortgage-backed securities-residential (GSE's)	50,493	(189)	—	—	50,493	(189)
Collateralized mortgage obligations (GSE's)	25,527	(25)	—	—	25,527	(25)
Other securities	945	(57)	—	—	945	(57)

Total temporarily impaired	$78,541	$(343)	$237	$(43)	$78,778	$(386)

2010	Less than 12 months		12 months or longer		Total

Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and municipal	$69,009	$(1,664)	$406	$(91)	$69,415	$(1,755)
Mortgage-backed securities-residential (GSE's)	42,926	(1,029)	—	—	42,926	(1,029)
Collateralized mortgage obligations (GSE's)	70,656	(1,681)	—	—	70,656	(1,681)
Other securities	1,010	(2)	1,684	(818)	2,694	(820)

Total temporarily impaired	$183,601	$(4,376)	$2,090	$(909)	$185,691	$(5,285)

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

        As of December 31, 2011, the Company's security portfolio consisted of 1,016 securities, 13 of which were in an unrealized loss position. Unrealized losses on state and municipal securities have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not the expected cash flows of the individual securities. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

        At December 31, 2011, almost all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value of approximately $0.2 million is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2011.

        The Company's collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations with a market value of $250,767 which had unrealized losses of approximately $25 at December 31, 2011. The Company monitors to insure it has adequate credit support and as of December 31, 2011, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. All securities are investment grade.

        The unrealized losses on other securities are related to one single issue trust preferred security and has not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the security before its anticipated recovery. The Company performs a quarterly review of this security and based on this review, no evidence of adverse changes in expected cash flows is anticipated. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not the expected cash flows of the individual security. Currently, the issuer has made all contractual payments and given no indication that they will not be able to make them into the future. The fair value of these debt securities is expected to recover as the securities approach their maturity date. As of December 31, 2011, the Company owned $945 of these securities with an unrealized loss of $57.

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

NOTE 5 — LOANS AND ALLOWANCE FOR LOAN LOSSES

        Loans were as follows:

	December 31, 2011	December 31, 2010

Commercial
Commercial and industrial	$114,367	$138,291
Agricultural	20,741	27,178
Commercial Real Estate
Farm	46,308	48,307
Hotel	146,358	152,416
Construction and development	30,746	59,319
Other	540,752	589,192
Residential
1-4 family	365,710	380,987
Home equity	212,202	213,607
Consumer
Direct	51,157	59,139
Indirect	6,038	12,535

Total loans	1,534,379	1,680,971
Allowance for loan losses	(39,889)	(42,605)

Net loans	$1,494,490	$1,638,366

        The following table presents the activity in the allowance for loan losses by portfolio segment for the year ending December 31, 2011:

	Commercial	Commercial Real Estate	Residential	Consumer	Total

Allowance for loan loss
Balance, January 1, 2011	$6,386	$32,653	$2,281	$1,285	$42,605
Provision charged to expense	215	13,406	3,136	1,043	17,800
Losses charged off	(2,211)	(16,954)	(3,093)	(2,636)	(24,894)
Recoveries	1,172	1,371	648	1,187	4,378

Balance, December 31, 2011	$5,562	$30,476	$2,972	$879	$39,889

        Activity in the allowance for loan losses was as follows for the years ending December 31, 2010 and 2009:

	2010	2009

Allowance for loan losses
Balances, January 1	$46,648	$34,583
Provision for losses	35,250	46,310
Recoveries on loans	3,153	1,957
Loans charged off	(42,446)	(36,202)

Balances, December 31	$42,605	$46,648

        The following table presents the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment method as of December 31, 2011 and 2010:

December 31, 2011	Commercial	Commercial Real Estate	Residential	Consumer	Total

Allowance for loan loss
Ending Balance individually evaluated for impairment	$1,193	$5,476	$—	$—	$6,669
Ending Balance collectively evaluated for impairment	4,369	25,000	2,972	879	33,220

Total ending allowance balance	$5,562	30,476	$2,972	$879	$39,889

Loans
Ending Balance individually evaluated for impairment	$5,144	$41,149	$14,522	$1,116	$61,931
Ending Balance collectively evaluated for impairment	129,964	723,015	563,390	56,079	1,472,448

Total ending loan balance excludes $5,835 of accrued interest	$135,108	764,164	$577,912	$57,195	$1,534,379

December 31, 2010	Commercial	Commercial Real Estate	Residential	Consumer	Total

Allowance for loan loss
Ending Balance individually evaluated for impairment	$1,753	$8,571	$—	$—	$10,324
Ending Balance collectively evaluated for impairment	4,633	24,082	2,281	1,285	32,281

Total ending allowance balance	$6,386	32,653	$2,281	$1,285	$42,605

Loans
Ending Balance individually evaluated for impairment	$8,223	64,048	$16,801	$1,504	$90,576
Ending Balance collectively evaluated for impairment	157,246	785,186	577,793	70,170	1,590,395

Total ending loan balance excludes $6,779 of accrued interest	$165,469	$849,234	$594,594	$71,674	$1,680,971

        Average impaired loan information for 2010 and 2009 were as follows:

December 31	2010	2009

Average balance of impaired loans during the year	$94,905	$84,387
Interest income recognized on impaired loans	108	101
Cash basis interest included above	108	101

        Nonperforming loans were as follows:

December 31	2011	2010

Loans past due 90 days or more still on accrual	$3,266	$990
Troubled debt restructurings	20,402	22,250
Non-accrual loans	41,528	68,236

Total	$65,196	$91,476

        Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

        The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

With an allowance recorded
Commercial
Commercial and industrial	$3,130	$3,057	$1,193	$4,174
Agricultural				13
Commercial Real Estate
Farm	486	486	193	473
Hotel	5,385	5,385	100	6,952
Construction and development	5,558	5,476	2,371	7,205
Other	14,400	14,322	2,812	16,460
Residential
1-4 Family
Home Equity
Consumer
Direct
Indirect

Subtotal — impaired with allowance recorded	$28,959	$28,726	$6,669	$35,277
With no related allowance recorded
Commercial
Commercial and industrial	$2,720	$2,030	$—	$2,264	$22	$22
Agricultural	351	57		90
Commercial Real Estate
Farm	579	531		637
Hotel	876	384		319
Construction and development	2,996	1,839		2,262	1	1
Other	16,325	12,726		12,619	135	135
Residential
1-4 Family	12,344	12,045		11,825	8	8
Home Equity	2,548	2,477		1,974	8	8
Consumer
Direct	1,096	1,083		1,143	9	9
Indirect	35	33		58	5	5

Subtotal — impaired with no allowance recorded	$39,870	$33,205	$—	$33,191	$188	$188

Total impaired loans	$68,829	$61,931	$6,669	$68,468	$188	$188

December 31, 2010	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With an allowance recorded
Commercial
Commercial and industrial	$4,935	$4,902	$1,753
Agricultural
Commercial Real Estate
Farm	461	465	71
Hotel	13,178	12,603	1,151
Construction and development	41,924	17,613	3,110
Other	22,580	20,458	4,239
Residential
1-4 Family
Home Equity
Consumer
Direct
Indirect

Subtotal — impaired with allowance recorded	$83,078	$56,041	$10,324
With no related allowance recorded
Commercial
Commercial and industrial	$3,966	$3,191	$—
Agricultural	422	130
Commercial Real Estate
Farm	766	735
Hotel	59	60
Construction and development	1,677	1,390
Other	14,120	10,724
Residential
1-4 Family	15,171	14,889
Home Equity	2,000	1,912
Consumer
Direct	1,431	1,430
Indirect	78	74

Subtotal — impaired with no allowance recorded	$39,690	$34,535	$—

Total impaired loans	$122,768	$90,576	$10,324

        The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2011 and 2010:

	Non-accrual		Past due over 90 days and still accruing

December 31,	2011	2010	2011	2010

Commercial
Commercial and industrial	$2,518	$4,587	$—	$—
Agricultural	57	130
Commercial Real Estate
Farm	1,016	736
Hotel	384	6,534
Construction and development	3,240	19,004
Other	21,060	24,530	3,259	41
Residential
1-4 Family	10,873	10,694		850
Home Equity	2,105	1,686		85
Consumer
Direct	242	261	7	14
Indirect	33	74

Total	$41,528	$68,236	$3,266	$990

        The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

December 31, 2011	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

Commercial
Commercial and industrial	$114,367	$1,139	$655	$1,831	$3,625	$110,742
Agricultural	20,741			57	57	20,684
Commercial Real Estate
Farm	46,308		58	905	963	45,345
Hotel	146,358			384	384	145,974
Construction and development	30,746	61		3,179	3,240	27,506
Other	540,752	4,249	3,576	16,529	24,354	516,398
Residential
1-4 Family	365,710	9,327	2,233	7,182	18,742	346,968
Home Equity	212,202	1,417	500	1,491	3,408	208,794
Consumer
Direct	51,157	382	146	129	657	50,500
Indirect	6,038	87	24	16	127	5,911

Total — excludes $5,835 of accrued interest	$1,534,379	$16,662	$7,192	$31,703	$55,557	$1,478,822

December 31, 2010	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

Commercial
Commercial and industrial	$138,291	$1,202	$233	$3,151	$4,586	$133,705
Agricultural	27,178			130	130	27,048
Commercial Real Estate
Farm	48,307			528	528	47,779
Hotel	152,416			512	512	151,904
Construction and development	59,319		728	18,276	19,004	40,315
Other	589,192	4,237	2,678	17,646	24,561	564,631
Residential
1-4 Family	380,987	7,101	2,633	8,013	17,747	363,240
Home Equity	213,607	642	261	1,375	2,278	211,329
Consumer
Direct	59,139	508	153	138	799	58,340
Indirect	12,535	114	6	36	156	12,379

Total — excludes $6,779 of accrued interest	$1,680,971	$13,804	$6,692	$49,805	$70,301	$1,610,670

  Troubled Debt Restructurings

        During the year ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

        Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 60 months to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 14 months.

        The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial
Commercial and industrial	3	$248	$248
Commercial Real Estate
Construction and development	3	4,287	4,287
Hotel	1	5,922	5,498
Other	15	8,783	6,619
Residential
1-4 Family	8	632	632
Home Equity	45	855	855
Consumer
Direct	6	47	47

Total	81	$20,774	$18,186

        The troubled debt restructurings described above increased the allowance for loan losses by $30 and resulted in charge offs of $3,062 during the year ending December 31, 2011.

        The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ending December 31, 2011:

	Number of Loans	Recorded Investment

Commercial
Commercial and industrial	4	$926
Commercial real estate:
Farm	2	532
Development	1	150
Other	7	910
Residential
1-4 Family	6	521
Home Equity	5	93

Total	25	$3,132

        A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

        In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company's internal underwriting policy.

        The Company has allocated $3,013 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011. The Company has committed to lend additional amounts totaling $0 to customers with outstanding loans that are classified as troubled debt restructurings. At December 31, 2010, the comparable numbers were $2,599 of specific reserves and $517 of commitments.

        The terms of certain other loans were modified during year ending December 31, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2011 of $5,429. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

        As of December 31, 2011 and 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2011	Pass	Special Mention	Substandard	Non-accrual

Commercial
Commercial and industrial	$93,380	$11,935	$6,534	$2,518
Agricultural	20,150	524	10	57
Commercial Real Estate
Farm	42,847	2,151	294	1,016
Hotel	77,259	51,900	16,815	384
Construction and development	15,498	3,212	8,796	3,240
Other	422,385	66,377	30,930	21,060

Total	$671,519	$136,099	$63,379	$28,275

December 31, 2010	Pass	Special Mention	Substandard	Non-accrual

Commercial
Commercial and industrial	$113,349	$14,019	$6,336	$4,587
Agricultural	25,113	1,766	169	130
Commercial Real Estate
Farm	38,206	7,590	1,775	736
Hotel	86,884	55,666	3,332	6,534
Construction and development	16,083	10,697	13,535	19,004
Other	479,863	45,491	39,308	24,530

Total	$759,498	$135,229	$64,455	$55,521

        Beginning in late 2011, loans not meeting the criteria above that are analyzed individually as part of the above described process are classified by delinquency. These loans are primarily residential mortgage and consumer loans. All consumer loans fully or partially secured by 1-4 residential real estate that are 60-89 days will be classified as Watch. If loans are greater than 90 days past due, they will be classified as Substandard. Consumer loans not secured by 1-4 family residential real estate that are 60-119 days past due will be classified Substandard while loans greater than 119 days will be classified as Loss. As of December 31, 2011, the performing/non performing loans by category of loans is as follows:

December 31, 2011	Performing	Watch	Substandard

Residential
1-4 Family	$356,295	$2,233	$7,182
Home Equity	210,211	500	1,491

Total	$566,506	$2,733	$8,673

December 31, 2011	Performing	Substandard	Loss

Consumer
Direct	$50,882	$201	$74
Indirect	5,998	25	15

Total	$56,880	$226	$89

        For residential and consurmer loans in 2010, performing loans are loans risk graded 1-4 and under performing loans are loans risk graded 5, 6, or 9. As of December 31, 2010, the performing/under performing loans by category of loans is as follows:

December 31, 2010	Performing	Under performing

Residential
1-4 Family	$351,181	$29,806
Home Equity	207,833	5,774
Consumer
Direct	57,240	1,899
Indirect	12,248	287

Total	$628,502	$37,766

NOTE 6 — OTHER REAL ESTATE OWNED

        Activity in the real estate owned assets, which are included in interest receivable and other assets in the consolidated balance sheets, was as follows:

	2011	2010	2009

Beginning Balance	$11,453	$10,363	$5,814
Transfer to other real estate owned	23,093	11,115	11,915
Sale — Out of other real estate owned	(16,125)	(9,246)	(6,766)
Write-down	(2,965)	(779)	(600)

Ending Balance	$15,456	$11,453	$10,363

        The value of the sale amount above is the carrying value of the property when it was sold.

        At December 31, 2011 and 2010, the balance in the valuation account was $4,003and $1,982 respectively.

        Expenses related to foreclosed assets include:

	2011	2010	2009

Write-downs	$2,965	$779	$600
Losses/(gains)on sales	(221)	318	(800)

Net loss/(gain)	$2,744	$1,097	$(200)

Operating expenses	1,152	674	681

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

        The Company used the following methods and significant assumptions to estimate the fair values:

        The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or using market data utilizing pricing models, primarily Interactive Data Corporation (IDC), that vary based upon asset class and include available trade, bid, and other market information. Matrix pricing is used for most municipals, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities. The grouping of securities is done according to insurer, credit support, state of issuance, and rating to incorporate additional spreads and municipal curves. For the general market municipals, the Thomson Municipal Market Data curve is used to determine the initial curve for determining the price, movement, and yield relationships with the municipal market (Level 2 inputs). Level 3 securities are largely comprised of small, local municipality issuances, single issuer trust preferred securities and certain equity securities for which there are no active trades. Fair values are derived through consideration of funding type, maturity and other features of the issuance, and include reviewing financial statements, earnings forecasts, industry trends and the valuation of comparative issuers.

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

Assets and Liabilities Measured on a Recurring Basis

        Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at December 31, 2011 Using:
(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Investment securities available-for-sale States and municipal	$344,877		$321,321	$23,556
Mortgage-backed securities — residential — Government Sponsored Entity	271,504		271,504
Collateralized mortgage obligations — Government Sponsored Entity	250,767		250,767
Equity securities	5,410	4,660		750
Other securities	3,532		945	2,587

Total investment securities available-for-sale	$876,090	$4,660	$844,537	$26,893

		Fair Value Measurements at December 31, 2010 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Investment securities available-for-sale
States and municipal	$300,144		$300,144
Mortgage-backed securities — Residential — Government Sponsored Entity	312,831		312,831
Collateralized mortgage obligations — Government Sponsored Entity	185,997		185,997
Equity securities	4,405	3,655		750
Other securities	2,694		824	1,870

Total investment securities available-for-sale	$806,071	$3,655	$799,796	$2,620

        There have been no transfers between Level 1 and 2 during the two years ending December 31, 2011 and 2010.

        The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010:

States and municipal	2011	2010

Beginning balance, January 1	$—	$930
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—	—
Gains (losses) on sales of securities	—	—
Included in other comprehensive income	—	—
Purchases	1,975	—
Issuances	—	—
Settlements	—	—
Transfers in and / or out of Level 3	21,581	(930)

Ending balance, December 31	$23,556	$—

Equity securities	2011	2010

Beginning balance, January 1	$750	$750
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—	—
Gains (losses) on securities	—	—
Included in other comprehensive income	—	—
Purchases	—	—
Issuances	—	—
Settlements	—	—
Transfers in and / or out of Level 3	—	—

Ending balance, December 31	$750	$750

Other securities	2011	2010

Beginning balance, January 1	$1,870	$1,540
Total gains or losses (realized / unrealized)
Included in earnings
Other changes in fair value	—	—
Gains (losses) on securities	—	—
Included in other comprehensive income	—	330
Purchases	2,587	—
Issuances	—	—
Settlements	—	—
Transfers in and / or out of Level 3	(1,870)	—

Ending balance, December 31	$2,587	$1,870

        Transfers out of Level 3 are primarily due to the availability of Level 2 data. During the middle of 2011, the Company's pricing service no longer priced some municipal securities due to the illiquidity of those securities. These investments are carried at fair value, which approximate book value and classified as Level 3. These securities are monitored by the Company to insure no impairment exists and the issuers are current as to repayment of interest and principal. The Company has no intent or need of selling these investments before maturity. Accordingly, the Company believes the fair value of these securities equals book value at December 31, 2011.

Assets and Liabilities Measured on a Non-Recurring Basis

        Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2011 Using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans
Commercial and industrial	$519			$519
Agricultural	43			43
Farm	292			292
Construction and development	763			763
Other	6,125			6,125

Total impaired loans	$7,742			$7,742
Servicing rights	$4,000		$4,000
Other real estate owned/assets held for sale	$5,516			$5,516

		Fair Value Measurements at December 31, 2010 Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans
Commercial and industrial	$1,735			$1,735
Hotel	5,827			5,827
Construction and development	14,504			14,504
Other	11,090			11,090

Total impaired loans	$33,156			$33,156
Servicing rights	$1,548		$1,548
Other real estate owned/assets held for sale	$3,085			$3,085

        The following represent impairment charges recognized during the period:

        Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $11,399, with a valuation allowance of $3,657, resulting in an additional provision for loan losses of $2,928 in 2011. A breakdown on these loans by portfolio class is as follows:

	Gross Balance	Valuation Allowance	Net

Commercial and industrial	$918	$399	$519
Agricultural	43	—	43
Farm	486	194	292
Construction and development	1,401	638	763
Other	8,551	2,426	6,125

Ending Balance	$11,399	$3,657	$7,742

        At December 31, 2010, impaired loans had a gross carrying amount of $41,597, with a valuation allowance of $8,441, resulting in an additional provision for loan losses of $16,317 for the year ending December 31, 2010.

        Impaired tranches of servicing rights were carried at a fair value of $4,000, which is made up of the gross outstanding balance of $4,449, net of a valuation allowance of $449. A credit of $45 was included in 2011 earnings. In 2010, impaired servicing rights were written down to a fair value of $1,548, resulting in a valuation allowance of $494. The gross outstanding balance was $2,042, net of a valuation allowance of $494. A credit of $132 was included in 2010 earnings.

        Other real estate owned/assets held for sale is evaluated at the time a property is acquired through foreclosure or moved to held for sale or shortly thereafter. Fair value is based on appraisals by qualified licensed appraisers. At December 31, 2011, the fair value is made up of the gross outstanding balance of $9,519, net a valuation allowance of $4,003. At December 31, 2010, the fair value is made up of the gross outstanding balance of $5,067, net a valuation allowance of $1,982. During 2011, these properties were written down by $2,671 which was included in 2011 earnings. During 2010, these properties were written down by $1,479 which was included in 2010 earnings. A breakdown of these properties by portfolio class at December 31, 2011 is as follows:

	Gross Balance	Valuation Allowance	Net

Construction and development	$3,862	$1,982	$1,880
Other commercial real estate	5,657	2,021	3,836

Ending Balance	$9,519	$4,003	$5,516

        Carrying amount and estimated fair values of financial instruments, not previously presented, at year end were as follows:

	2011		2010
December 31	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
Cash and cash equivalents	$109,148	$109,148	$60,123	$60,123
Loans including loans held for sale, net	1,503,368	1,507,310	1,611,055	1,595,748
Restricted stock	15,856	N/A	19,502	N/A
Interest receivable	10,814	10,814	11,552	11,552
Liabilities
Deposits	(2,159,900)	(2,161,888)	(2,211,564)	(2,214,778)
Other borrowings	(25,789)	(25,789)	(33,181)	(33,181)
FHLB advances	(151,427)	(164,209)	(152,065)	(163,498)
Interest payable	(1,891)	(1,891)	(3,391)	(3,391)
Subordinated debentures	(50,267)	(26,645)	(50,117)	(26,565)

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

NOTE 8 — PREMISES AND EQUIPMENT

December 31	2011	2010

Land	$13,422	$12,250
Buildings	45,996	44,578
Furniture and equipment	36,543	32,661

Total cost	95,961	89,489
Accumulated depreciation	(45,309)	(40,628)

Net	$50,652	$48,861

        Depreciation expense was $5,074, $5,276, and $5,351 in 2011, 2010 and 2009.

        Operating Leases: The Company leases certain branch properties under operating leases. Rent expense was $933, $940, and $931 for 2011, 2010, and 2009. Rent commitments, before considering renewal options that generally are present, were as follows:

2012	$951
2013	947
2014	852
2015	644
2016	261
Thereafter	362

Total	$4,017

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The change in carrying amount of goodwill is as follows. Accumulated impairment losses total $80,310.

	2011	2010

Balance, January 1	$61,919	$62,909
Disposed of goodwill	—	(990)

Balance, December 31	$61,919	$61,919

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

        Testing performed during 2011 provided no indication of potential goodwill impairment. The Company engaged an independent, outside firm during the second and fourth quarters of 2009 to help perform an impairment analysis due to the significant, sustained declines in the Company's market capitalization. The impact of deteriorating economic conditions had significantly impacted the banking industry during 2008 and 2009 and had impacted the financial results of the Company. As a result, the Company concluded that goodwill resulting from the Company's banking acquisitions over the past several years was impaired. There was no indication of impairment related to the insurance reporting unit during either the 2009 second or fourth quarter tests. During 2010, the insurance business was sold, including the associated goodwill of $990.

        In 2009, the Company utilized both the income and market approaches to determine fair value of the banking reporting unit under step 1 of the impairment analysis. The income approach was based on discounted cash flows derived from assumptions of balance sheet and income statement activity. Bank management developed a financial forecast considering several long-term key business drivers such as anticipated loan and deposit growth. For the market approach, revenue, earnings and market capitalization multiples of comparable public companies were selected and applied to the banking unit's applicable metrics such as book and tangible book values. Based on the results of the step 1 analyses, the Company concluded that the potential for goodwill impairment existed and therefore a step 2 test was required to determine if there was goodwill impairment and the amount of goodwill that might be impaired.

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

Acquired Intangible Assets

	2011	2010

Core deposit intangibles	$27,000	$27,000
Other customer relationship intangibles	698	698
Accumulated amortization	(20,535)	(18,596)

Purchased intangibles, net	$7,163	$9,102

        Aggregate amortization expense was $1,939, $2,066, and $2,199 for 2011, 2010, and 2009.

        Estimated amortization expense for each of the next five years follows:

2012	$1,789
2013	1,617
2014	1,425
2015	1,203
2016	534

NOTE 10 — DEPOSITS

	December 31, 2011	December 31, 2010

Non-interest-bearing demand	$334,345	$268,390
Interest-bearing demand	816,512	798,897
Savings	461,667	430,367
Certificates of deposit of $100 or more	176,056	231,019
Other certificates and time deposits	371,320	482,891

Total deposits	$2,159,900	$2,211,564

        Certificates and other time deposits mature as follows:

2012	$336,069
2013	116,621
2014	72,763
2015	12,251
2016	1,713
Thereafter	7,959

Total	$547,376

NOTE 11 — SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

        Securities sold under repurchase agreements ("agreements") consist of obligations secured by securities issued by government-sponsored entities, and a safekeeping agent holds such collateral. The balance at December 31, 2011 and 2010 was $25,789 and $33,181 respectively. The maximum amount of outstanding agreements at any month-end during 2011, 2010, and 2009 totaled $40,960, $50,513, and $54,975. The daily average of such agreements during 2011, 2010, and 2009 totaled $30,404, $39,737, and $47,312. The weighted average rate was 0.44%, 0.55%, and 0.68% at December 31, 2011, 2010, and 2009 while the weighted average rate during 2011, 2010, and 2009 was approximately 0.52%, 0.64%, and 0.85% respectively. The majority of the agreements at December 31, 2011 mature within 30 days.

NOTE 12 — FEDERAL HOME LOAN BANK ADVANCES

        Federal Home Loan Bank ("FHLB") advances at year end were as follows:

	2011	2010

Maturities from May 2012 through May 2022, primarily fixed rates from 1.8% to 5.9%, averaging 3.7%	$151,427	—
Maturities from January 2011 through May 2022, primarily fixed rates from 2.5% to 5.9%, averaging 4.0%	—	$152,065

	$151,427	$152,065

        The majority of the FHLB advances are secured by first mortgage loans totaling approximately 155% of the advance under a blanket security agreement. The advances are subject to restrictions or penalties in the event of prepayment. Of the $151,427 in advances at December 31, 2011, $120,000 or 79% of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the Company may prepay the advance without a penalty. Of the $152,065 in advances at December 31, 2010, $124,000 or 82% of the advances contained such options.

        Required payments over the next five years are:

2012	$20,591
2013	15,365
2014	25,268
2015	10,053
2016	15,063
Thereafter	65,087

NOTE 13 — SUBORDINATED DEBENTURES

        The Company formed four separate trusts in 2002, 2003, and 2006 that issued floating rate trust preferred securities as part of pooled offerings. The Company issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole asset of the trusts. The Company acquired two trusts from a prior acquisition — Harrodsburg Statutory Trust I and Independence Bancorp Statutory Trust I. In accordance with accounting guidelines, the trusts are not consolidated with the Company's financial statements, but rather the subordinated debentures are shown as a liability, because the Company is not considered the primary beneficiary of the trusts. The Company's investment in the common stock of the trust was $1,518 and is included in interest receivable and other assets on the consolidated balance sheets. Interest payments are payable quarterly in arrears and the Company has the option to defer interest payments from time to time for a period not to exceed 20 consecutive quarters. The subordinated debentures mature in 30 years from issuance and can be called anytime after five years at par. The subordinated debentures may be included in Tier 1 capital (with certain limitations) under current regulatory guidelines and interpretations. The following table summarizes the other terms of each issuance.

Trust Name	Issuance	Amount December 31, 2011	Amount December 31, 2010	Variable Rate	Rate as of 12/31/11	Maturity

Trust 1	2002	$8,248	$8,248	LIBOR +3.25%	3.82%	2032
Trust 2	2003	14,433	14,433	LIBOR +3.25%	3.83%	2033
Trust 3	2003	7,217	7,217	LIBOR +3.15%	3.70%	2033
Trust 4	2006	11,341	11,341	LIBOR +1.63%	2.18%	2036
Harrodsburg	2003	5,016	4,932	LIBOR +3.15%	3.72%	2033
Independence	2003	4,012	3,946	LIBOR +3.15%	3.72%	2033

		$50,267	$50,117

NOTE 14 — LOAN SERVICING

        Loans serviced for others are not included in the accompanying consolidated balance sheets. Loan servicing fee income was $2,104, $1,890, and $1,521 for 2011, 2010, and 2009. The unpaid principal balances of loans serviced for others totaled $780,388 and $781,673 at December 31, 2011 and 2010. Custodial escrow balances maintained in connection with serviced loans were $10,423 and $7,403 at year end 2011 and 2010. The weighted average amortization period is 4.2 years. Mortgage servicing rights are included in other assets on the consolidated balance sheets. The fair value of capitalized mortgage servicing assets is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates. The fair market value of capitalized mortgage servicing rights was estimated at $5,412 and $5,498 at year end 2011 and 2010. Fair value at year-end 2011 was determined using a discount rate of 9%, and prepayment speeds ranging from 231% to 396%, depending on the stratification of the specific right. Fair value at year-end 2010 was determined using a discount rate of 9%, and prepayment speeds ranging from 160% to 373%, depending on the stratification of the specific right.

	2011	2010	2009

Mortgage servicing assets
Balances, January 1	$5,498	$5,042	$3,359
Servicing assets capitalized	1,257	1,748	3,400
Amortization of servicing assets	(1,388)	(1,424)	(2,317)
Change in valuation allowance	45	132	600

Balance, December 31	$5,412	$5,498	$5,042

Valuation allowance:
Balances, January 1	$494	$626	$1,226
Additions expensed	300	—	—
Reductions credited to operations	(345)	(132)	(600)

Balance, December 31	$449	$494	$626

NOTE 15 — INCOME TAX

        Income tax expense (benefit) was as follows:

Year Ended December 31	2011	2010	2009

Income tax expense
Currently payable	$3,746	$3,885	$(391)
Deferred	(1,165)	(4,708)	(12,360)
Change in valuation allowance	1,157	1,062	1,106

Total income tax expense	$3,738	$239	$(11,645)

        Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

Federal statutory income tax rate	35%	35%	35%
Federal statutory income tax	$9,643	$5,264	$(26,524)
Tax exempt interest	(4,631)	(3,999)	(3,263)
Effect of state income taxes	72	29	(228)
Resolution of uncertain tax position	—	—	(600)
Non-deductible expenses	163	135	108
Non-deductible goodwill impairment	—	—	19,795
Tax exempt income on life insurance	(469)	(460)	(356)
Tax credits	(898)	(717)	(474)
Other	(142)	(13)	(103)

Income tax expense	$3,738	$239	$(11,645)

        The components of the net deferred tax asset (liability) are as follows:

December 31	2011	2010

Assets
Allowance for loan losses	$15,393	$16,759
Net operating loss carryforward	5,673	5,075
Credit carryforwards	7,448	5,385
OREO write-downs	1,520	775
Other	1,278	1,458

Total assets	31,312	29,452

Liabilities
Depreciation	(3,204)	(2,388)
Mortgage servicing rights	(2,135)	(2,151)
Unrealized gain on securities AFS	(12,326)	(5,093)
Other	(2,638)	(2,743)

Total liabilities	(20,303)	(12,375)

Less: Valuation allowance	(6,039)	(4,882)

Net deferred tax asset	$4,970	$12,195

        The Company has $2,805 of alternative minimum tax credit carryforwards, which under current tax law have no expiration period. The Company has general business credit carryforwards of $4,643 that begin to expire in 2027.

        The Company has an Indiana state operating loss carryforward of $102,679, which begins to expire in 2019. The Company maintains a valuation allowance to reduce these carryforward items and other Indiana deferred tax assets to the amount expected to be realized.

        A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. At December 31, 2011, the largest component of deferred tax assets is associated with the allowance for loan losses. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. With the exception of the deferred tax asset associated with the Company's Indiana deferred tax assets, no valuation allowance for deferred tax assets are considered necessary at December 31, 2011 or 2010.

        Retained earnings of certain subsidiary banks include approximately $13,112 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of "bank" status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for the Company was approximately $4,589 at each of December 31, 2011 and 2010.

Unrecognized Tax Benefits

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009

Balance at January 1,	$—	$—	$484
Additions related to tax positions in current year	—	—	—
Reductions of tax positions from prior years	—	—	(484)

Balance at December 31,	$—	$—	$—

        The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

        The total amount of interest and penalties recorded in the income statement for the year ended December 31, 2011, 2010, and 2009 were $0, $0, and a reduction of $116 respectively, and the amount accrued for interest and penalties at December 31, 2011, 2010, and 2009 were $0, $0, and $0.

        The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Illinois. The Company is no longer subject to examination by taxing authorities for years before 2008.

        The Company is currently under a sales and use tax, income tax, and payroll withholding tax audit for the calendar years of 2009 and 2010 with the state of Indiana. The Company is also currently under audit with the state of Illinois for Illinois business tax for the years 2008 and 2009. The Company does not expect the results of these audits to have a material impact on the financial condition of the Company.

NOTE 16 — OTHER COMPREHENSIVE INCOME/(LOSS)

Year Ended December 31, 2011	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount

Unrealized holding gains/(losses) on available for sale securities	$32,025	$(11,095)	$20,930
Less: reclassification adjustment for gains realized in net income	11,357	(3,861)	7,496

Other comprehensive income/(loss)	$20,668	$(7,234)	$13,434

Year Ended December 31, 2010	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount

Unrealized holding gains/(losses) on available for sale securities	$(1,868)	$651	$(1,217)
Less: reclassification adjustment for gains realized in net income	2,979	(1,043)	1,936

Other comprehensive income/(loss)	$(4,847)	$1,694	$(3,153)

Year Ended December 31, 2009	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount

Unrealized holding gains/(losses) on available for sale securities	$15,817	$(5,506)	$10,311
Less: reclassification adjustment for gains realized in net income	1,263	(448)	815

Other comprehensive income/(loss)	$14,554	$(5,058)	$9,496

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

        Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2011		2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to extend credit and unused lines of credit	$2,661	$352,774	$4,018	$301,331
Commercial letters of credit	—	26,062	—	22,016

        Commitments to make loans are generally made for periods of 60 days or less. Interest rates on fixed rate commitments range from 5.00% to 19.8% with maturities ranging from 1 year to 9 years.

NOTE 18 — DIVIDENDS

        The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described in Note 20. As a result of the goodwill impairment charges in 2009, the Bank and the Company are not currently able to pay dividends without prior approval. The Company is also limited by the requirements of the U. S. Department of Treasury Capital Purchase Program (See Note 27) and Regulatory Action (See Note 28).

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

        Management believes as of December 31, 2011, the Company and Bank meet all capital adequacy requirements to which they are subject. The holding company is a source of additional financial strength with its $8.0 million in cash and its ability to downstream additional capital to the Bank.

        There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on operations. At December 31, 2011and 2010, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective actions. There are no conditions or events since that notification that management believes have changed the Bank's category.

        Actual and required capital amounts and ratios are presented below.

	Actual		Required for Adequate Capital		To Comply with Regulatory Agreement

December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$313,902	18.9%	133,201	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	293,039	17.6	66,601	4.0	N/A	N/A
Tier 1 capital (to average assets)	293,039	10.8	108,875	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$299,054	18.1%	132,001	8.0%	181,502	11.0%
Tier 1 capital (to risk-weighted assets)	278,191	16.9	66,001	4.0	—	—
Tier 1 capital (to average assets)	278,191	10.3	107,675	4.0	215,350	8.0
	Actual		Required for Adequate Capital		To Comply with Regulatory Agreement

December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$293,069	16.8%	$139,611	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	270,998	15.5	69,806	4.0	N/A	N/A
Tier 1 capital (to average assets)	270,998	9.7	112,069	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$271,430	15.7%	$138,237	8.0%	$190,076	11.0%
Tier 1 capital (to risk-weighted assets)	249,571	14.4	69,118	4.0	—	—
Tier 1 capital (to average assets)	249,571	9.0	110,761	4.0	221,522	8.0

NOTE 21 — EMPLOYEE BENEFIT PLANS

        The Company has a defined-contribution retirement plan in which substantially all employees may participate. The Company matches 80% of the first 8% of eligible employees' contributions and makes additional contributions based on employee compensation and the overall profitability of the Company. Expense was $2,269 in 2011, $2,014 in 2010, and $916 in 2009. The Company made an additional contribution in 2011 and 2010 based on the overall profitability of the Company, but made no additional contributions in 2009 above the standard matching provisions.

NOTE 22 — RELATED PARTY TRANSACTIONS

        The Company has entered into transactions with certain directors, executive officers, significant shareholders and their affiliates or associates (related parties).

        The aggregate amount of loans, as defined, to such related parties was as follows:

Balances, January 1, 2011	$10,419
Changes in composition of related parties	(7,869)
New loans, including renewals and advances	1,658
Payments, including renewals	(1,762)

Balances, December 31, 2011	$2,446

        Deposits from related parties held by the Company at December 31, 2011 and 2010 totaled $2,641 and $3,073.

NOTE 23 — STOCK-BASED COMPENSATION

        On January 16, 2007, the Company's Board of Directors adopted and approved the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (the "2007 Stock Incentive Plan") effective upon the approval of the Plan by the Company's shareholders, which occurred on April 26, 2007 at the Company's annual meeting of shareholders. The 2007 Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock bonuses and restricted stock awards. Incentive stock options may be granted only to employees. An aggregate of 650,000 shares of common stock are reserved for issuance under the 2007 Stock Incentive Plan. Shares issuable under the 2007 Stock Incentive Plan may be authorized and unissued shares of common stock or treasury shares. The 2007 Stock Incentive Plan is in addition to, and not in replacement of, a similar plan adopted in 2003 (the "2003 Plan"). However, no further awards of options will be made under the 2003 Plan. Unexercised options, which were previously issued under the 2003 Plan, were not terminated, but continued in accordance with the 2003 Plan and the agreements pursuant to which the options were issued.

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

        The fair value of options granted was determined using the following weighted average assumptions as of grant date.

	2011	2010	2009

Risk-free interest rate	2.36%	3.04%	2.27%
Expected term (years)	7.00	7.00	6.58
Expected stock price volatility	61.41%	57.06%	40.94%
Dividend yield	0.46%	0.63%	9.81%

        A summary of the activity in the 2007 Stock Incentive Plan and the 2003 Plan for 2011 follows:

Options (restated for stock dividends and splits)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, beginning of year	409,783	$13.30
Granted	14,500	8.72
Exercised	—	—
Forfeited or expired	(27,560)	11.15

Outstanding at end of year	396,723	$13.26	5.1	$437
Exercisable at year end	311,154	$14.19	4.5	$294
Fully vested and expected to vest	392,274	$13.31	5.1	$430

        Information related to the 2007 Stock Incentive Plan and the 2003 Plan during each year follows:

	2011	2010	2009

Intrinsic value of options exercised	$—	$—	$—
Cash received from option exercises	—	—	—
Tax benefit realized from option exercises	—	—	—
Weighted average (per share) fair value of options granted	5.16	3.59	0.88

        As of December 31, 2011, there was $118 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.0 years.

        During the second quarter of 2011, the Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers pursuant to the Company's annual performance-based incentive bonus plan. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date, April 8, 2011 ($9.68). The restricted stock awards vest as follows — 80% on the second anniversary of the date of grant and 20% on the third anniversary of the date of grant. Additionally, the restricted stock, to the extent vested, will not become transferable until such time as the Treasury Department no longer holds shares of preferred stock of the Company, provided that 25% of the restricted stock will become transferable as each 25% of the preferred stock is repurchased by the Company, and provided further that the grantee will be permitted to sell the stock if necessary to pay any any tax liability resulting from the vesting of the stock. A total of 46,244 shares of restricted common stock of the Company were granted under the 2007 Stock Incentive Plan. A total of 391,589 remain to be granted under this plan.

        A summary of changes in the Company's nonvested shares for 2011 follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2011	0	0
Granted	46,244	$9.68
Vested	0	0
Forfeited	0	0

Nonvested at December 31, 2011	46,244	$9.68

        As of December 31, 2011, there was $340 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the 2007 Stock Incentive Plan that will be recognized over the remaining vesting period of approximately 2.2 years. The recognized compensation costs related to the 2007 Stock Incentive Plan was $107 and $0 for the 2011 and 2010 respectively.

        During the second quarter of 2011, members of the Board of Directors of the Company were given the option of having their annual retainer paid in cash, Company stock, or a combination of cash and stock. The annual retainer is paid quarterly, on May 1, August 1, November 1, and February 1, for all directors serving on the Board on those dates. Other expense is recognized over the three month period of the awards based on the fair value of the stock at the issue dates. The value of the quarterly awards were determined by multiplying the award amount by the average closing price of a share of Company common stock on the five trading days prior to the issuance of the stock ($9.53 for the second quarter payouts, $8.80 for the third quarter payouts, and $9.44 for the fourth quarter). The shares issued vest immediately. A total of 6,750 shares of common stock were granted to directors during the second quarter of 2011. 7,902 shares of common stock were granted to directors during the third quarter of 2011, and 9,130 shares of common stock were granted to directors during the fourth quarter of 2011. A total of $220 was recognized as expense in 2011 for these grants.

NOTE 24 — EARNINGS/(LOSS) PER COMMON SHARE

        Earnings/(loss) per common share were computed as follows:

Year Ended December 31, 2011	Net Income/(Loss)	Weighted Average Shares	Per Share Amount

Basic Earnings Per Common Share
Net income	$23,813
Preferred dividends and discount accretion	(3,054)

	20,759	20,179,512	$1.03
Effect of dilutive stock options		41,615

Diluted Earnings Per Common Share
Net income available to common shareholders and assumed conversions	$20,759	20,221,127	$1.03

Year Ended December 31, 2010

Basic Earnings Per Common Share
Net income	$14,802
Preferred dividends and discount accretion	(3,054)

	11,748	20,136,362	$0.58
Effect of dilutive stock options		18,022

Diluted Earnings Per Common Share
Net income available to common shareholders and assumed conversions	$11,748	20,154,384	$0.58

Year Ended December 31, 2009

Basic Loss Per Common Share
Net (loss)	$(64,139)
Preferred dividends and discount accretion	(2,919)

	$(67,058)	20,136,362	$(3.33)
Effect of dilutive stock options		—

Diluted (Loss) Per Common Share
Net (loss) attributable to common shareholders and assumed conversions	$(67,058)	20,136,362	$(3.33)

        Stock options for 254,850, 262,441, and 429,608 shares of common stock were not considered in computing diluted earnings per common share for 2011, 2010 and 2009 because they were antidilutive. Stock warrants for 571,906 shares of common stock were not considered in computing earnings per share in 2011 and 2010 because they were antidilutive.

NOTE 25 — QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings/(Loss) per Common Share
	Interest Income	Net Interest Income	Net Income	Basic	Fully Diluted

2011
First quarter	$31,177	$24,950	$4,546	$0.19	$0.19
Second quarter	31,122	25,390	7,626	0.34	0.34
Third quarter	30,345	25,070	5,615	0.24	0.24
Fourth quarter	28,967	24,438	6,026	0.26	0.26
2010
First quarter	$34,271	$25,231	$3,249	$0.12	$0.12
Second quarter	34,039	25,364	2,165	0.07	0.07
Third quarter	34,017	25,794	4,600	0.19	0.19
Fourth quarter	32,244	24,863	4,788	0.20	0.20

NOTE 26 — PARENT ONLY CONDENSED FINANCIAL STATEMENTS

Parent Only Condensed Balance Sheets

December 31	2011	2010

Assets
Cash and cash equivalents	$8,022	$14,284
Securities available for sale	899	899
Investment in subsidiaries	372,476	332,091
Other assets	11,482	9,774

Total assets	$392,879	$357,048

Liabilities
Subordinated debentures	$50,267	$50,117
Other liabilities	6,059	4,361

Total liabilities	56,326	54,478
Shareholders' equity	336,553	302,570

Total liabilities and shareholders' equity	$392,879	$357,048

Parent Only Condensed Statements of Operations

Year Ended December 31	2011	2010	2009

Income
Dividends from subsidiaries	$2,825	$1,119	$450
Fees from subsidiaries	19,624	17,669	16,178
Other Income	176	233	482

Total income	22,625	19,021	17,110
Expenses
Interest expense	1,737	1,755	2,072
Salaries and benefits	11,388	11,062	9,249
Professional fees	2,534	1,275	1,189
Other expenses	13,173	12,223	11,497

Total expenses	28,832	26,315	24,007

Income (loss) before income taxes and equity in undistributed income of subsidiaries	(6,207)	(7,294)	(6,897)
Income tax expense (benefit)	(3,069)	(2,989)	(3,245)

Income (loss) before equity in undistributed income of subsidiaries	(3,138)	(4,305)	(3,652)
Equity in undistributed income (loss) of subsidiaries	26,951	19,107	(60,487)

Net income (loss)	$23,813	$14,802	$(64,139)

Parent Only Condensed Statements of Cash Flows

Year Ended December 31	2011	2010	2009

Operating Activities
Net income (loss)	$23,813	$14,802	$(64,139)
Undistributed (income)/loss of subsidiaries	(26,951)	(19,107)	60,487
Changes in other assets and liabilities	2,699	1,838	(1,242)

Net cash used by operating activities	(439)	(2,467)	(4,894)
Investing Activities
Capital contributed to subsidiary	—	—	(11,000)
Cash received from subsidiaries	—	1,287	—
Purchase of security AFS	—	(39)	—
Purchases of equipment	(2,166)	(1,766)	(2,569)

Net cash used by investing activities	(2,166)	(518)	(13,569)
Financing Activities
Issuance of preferred shares, net of issuance costs	—	—	55,783
Issuance of warrants to purchase common shares	—	—	1,116
Cash dividends on preferred stock	(2,850)	(2,850)	(2,367)
Net change in other borrowings	—	—	(10,500)
Cash dividends on common stock	(807)	(805)	(5,135)

Net cash provided (used) by financing activities	(3,657)	(3,655)	38,897

Net change in cash and cash equivalents	(6,262)	(6,640)	20,434
Cash and cash equivalents, beginning of year	14,284	20,924	490

Cash and cash equivalents, end of year	$8,022	$14,284	$20,924

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

        In addition to the preferred shares, the Treasury Department received a warrant to purchase 571,906 shares of the Company's common stock at an initial per share exercise price of $14.95. The warrant provides for the adjustment of the exercise price and the number of shares of the Company's common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Company common stock, and upon certain issuances of the Company common stock at or below a specified price relative to the initial exercise price. The warrant has a term of ten years and is currently exercisable. The Treasury Department has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant. Like stock options, the warrant issued through the Capital Purchase Program is potentially dilutive. The average stock price for the Company for 2011 and 2010 was $8.86 and $7.43 per share and the warrant issued in 2009 has an exercise price of $14.95 per share. This resulted in no additional potentially dilutive shares during 2010 or 2011.

NOTE 28 — REGULATORY ACTION

        Effective April 22, 2010, MainSource Bank entered into an informal agreement with the FDIC and Indiana Department of Financial Institutions pursuant to which the Bank has agreed to take various actions and comply with certain requirements. The informal agreement is not a "written agreement" for purposes of Section 8 of the Federal Deposit Insurance Act. Among its terms, the agreement documents an understanding among the Bank, the FDIC and the DFI that requires the Bank to maintain its Tier 1 leverage ratio at a minimum of 8% and its total risk based capital ratio at a minimum of 11%. Additionally, the agreement requires the Bank to continue to obtain the approval of the FDIC and DFI prior to paying a cash dividend from the Bank to the Company, a practice in which the Bank was already engaged. At the time it entered into the agreement and at all times since that date, the Bank exceeded the required minimum capital levels and believes it is in substantial compliance with all other terms of the agreement.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        In connection with its audits for the three most recent fiscal years ended December 31, 2011, there have been no disagreements with the Company's independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

        Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2011, in relation to criteria for effective internal control over financial reporting as described in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that as of December 31, 2011, its system of internal controls over financial reporting is effective and meets the criteria of the "Internal Control — Integrated Framework". Crowe Horwath LLP, independent registered public accounting firm, has issued an attestation report dated March 12, 2012 on the Corporation's internal control over financial reporting. This report is incorporated by reference in Item 8 above, under the heading "Report of Independent Registered Public Accounting Firm".

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

        10.5     Form of Indemnification Agreement for Directors and Certain Officers of Registrant (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed February 24, 2005 with the Commission (Commission File No. 0-12422)).

        10.6     Registrant's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Report on Form 10-K of the registrant for the year ending December 31, 2007, filed March 17, 2008 with the Commission (Commission File No. 0-12422)).*

        10.7     Form of Award Agreement for Archie M. Brown, Jr. under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the registrant filed July 24, 2008 with the Commission (Commission File No. 0-12422)).*

        10.8     Form of Stock Award Agreement under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (for Executives) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-k of the registrant filed February 27, 2009 with the Commission (Commission File No. 0-12422)).*

        10.9     Letter Agreement, dated January 16, 2009, between MainSource Financial Group, Inc. and the United States Department of Treasury, which includes the Securities Purchase Agreement-Standard Terms attached thereto (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed January 20, 2009 with the Commission (Commission File No. 0-12422)).

        10.10   Form of Senior Executive Officer Letter Agreement (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the registrant filed January 20, 2009 with the Commission (Commission File No. 0-12422)).*

        10.11   Form of Waiver (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of the registrant filed January 20, 2009 with the Commission (Commission File No. 0-12422)).

        10.12   Consulting Agreement, Restrictive Covenants, and Releases dated January 24, 2011, between Jeffrey C. Smith and MainSource Financial Group, Inc. (incorporated by reference to Exhibit 10.1 to the Report on Form 8-k of the registrant filed on January 28, 2011 with the Commission (Commission File No. 0-12422)).*

        10.13   Form of Restricted Stock Award Agreement (for Executives) under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the registrant filed on August 8, 2011, for the quarter ending June 30, 2011, with the Commission (Commission File No. 0-12422)).*

        10.14   Change in Control Agreement with Archie M. Brown, Jr. dated November 14, 2011 (incorporated by reference to Exhibit 99.1 to the Report on Form 8-k of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0-12422)).*

        10.15   Change in Control Agreement with James M. Anderson dated November 14, 2011 (incorporated by reference to Exhibit 99.2 to the Report on Form 8-k of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0-12422)).*

        10.16   Change in Control Agreement with Daryl R. Tressler dated November 14, 2011 (incorporated by reference to Exhibit 99.3 to the Report on Form 8-k of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0-12422)).*

        10.17   Change in Control Agreement with William J. Goodwin dated November 14, 2011 (incorporated by reference to Exhibit 99.4 to the Report on Form 8-k of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0-12422)).*

        14        Code of Ethical Conduct (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2003 filed March 12, 2004 with the Commission (Commission File No. 0-12422)).

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

        32.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

        32.2     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

        99.1     Subsequent fiscal year certification of the Principal Executive Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008 for the fiscal year ended December 31, 2011.

        99.2     Subsequent fiscal year certification of the Principal Financial Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008 for the fiscal year ended December 31, 2011.

        101      The following financial statements and notes from the MainSource Financial Group Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Shareholders' Equity; (iv) Condensed Consolidated Statements of Cash Flow; and (v) the Notes to the condensed consolidated financial statements.**

*
A management contract or compensatory plan or agreement.

**
Furnished, not filed, for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(b)
Exhibits

        Reference is made to Item 15(a)(3) above.

(c)
Schedules

        None required

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2012.

MAINSOURCE FINANCIAL GROUP, INC.
/s/ Archie M. Brown, Jr. President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities with the Company and on the dates indicated.

Signature		Capacity	Date

/s/	William G. Barron

	William G. Barron	Director	March 12, 2012
/s/	Brian J. Crall

	Brian J. Crall	Lead Director	March 12, 2012
/s/	Philip A. Frantz

	Philip A. Frantz	Director	March 12, 2012
/s/	Rick S. Hartman

	Rick S. Hartman	Director	March 12, 2012
/s/	D.J. Hines

	D.J. Hines	Director	March 12, 2012
/s/	William J. McGraw III

	William J. McGraw III	Director	March 12, 2012
/s/	Thomas M. O'Brien

	Thomas M. O'Brien	Director	March 12, 2012
/s/	Kathleen Bardwell

	Kathleen Bardwell	Director	March 12, 2012
/s/	Lawrence R. Rueff DVM

	Lawrence R. Rueff DVM	Director	March 12, 2012
/s/	John G. Seale

	John G. Seale	Director	March 12, 2012
/s/	Charles J. Thayer

	Charles J. Thayer	Director	March 12, 2012

/s/	James M. Anderson

	James M. Anderson	Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 12, 2012
/s/	Archie M. Brown, Jr.

	Archie M. Brown, Jr.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 12, 2012