Form 10-Q
period 2012-03-31
MAINSOURCE FINANCIAL GROUP
filed 2012-05-10
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of May 10, 2012 there were outstanding 20,222,164 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

Item 1.  Financial Statements

	(Unaudited)	(Audited)
	March 31,	December 31,
	2012	2011
Assets
Cash and due from banks	$56,413	$66,864
Money market funds and federal funds sold	55,746	42,284
Cash and cash equivalents	112,159	109,148
Securities available for sale	885,601	876,090
Loans held for sale	19,193	16,620
Loans, net of allowance for loan losses of $38,541 and $39,889	1,493,538	1,494,490
Restricted stock, at cost	15,854	15,856
Premises and equipment, net	50,705	50,652
Goodwill	61,919	61,919
Purchased intangible assets	6,711	7,163
Cash surrender value of life insurance	48,491	48,204
Interest receivable and other assets	70,115	74,038
Total assets	$2,764,286	$2,754,180

Liabilities
Deposits
Noninterest bearing	$348,981	$334,345
Interest bearing	1,810,017	1,825,555
Total deposits	2,158,998	2,159,900
Securities sold under agreement to repurchase	29,665	25,789
Federal Home Loan Bank (FHLB) advances	151,354	151,427
Subordinated debentures	50,305	50,267
Other liabilities	51,801	30,244
Total liabilities	2,442,123	2,417,627

Shareholders’ equity
Preferred stock, no par value: Authorized shares - 400,000 Issued and outstanding shares — 35,970 and 57,000 Aggregate liquidation preference — $35,970 and $57,000	35,615	56,387
Common stock $.50 stated value: Authorized shares - 100,000,000 Issued shares — 20,789,366 and 20,780,616 Outstanding shares — 20,214,964 and 20,206,214	10,418	10,411
Treasury stock — 574,402 at cost	(9,367)	(9,367)
Additional paid-in capital	223,637	223,510
Retained earnings	39,007	32,720
Accumulated other comprehensive income	22,853	22,892
Total shareholders’ equity	322,163	336,553
Total liabilities and shareholders’ equity	$2,764,286	$2,754,180

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands except per share data)

	(unaudited)
	Three months ended March 31,
	2012	2011
Interest income
Loans, including fees	$21,420	$23,970
Securities	6,454	7,184
Other interest income	35	23
Total interest income	27,909	31,177
Interest expense
Deposits	2,235	4,286
Federal Home Loan Bank advances	1,401	1,460
Subordinated debentures	466	429
Other borrowings	29	52
Total interest expense	4,131	6,227
Net interest income	23,778	24,950
Provision for loan losses	3,100	5,600
Net interest income after provision for loan losses	20,678	19,350
Non-interest income Mortgage banking	2,115	1,318
Trust and investment product fees	828	940
Service charges on deposit accounts	4,376	3,898
Net realized gains on securities	487	1,133
Increase in cash surrender value of life insurance	287	291
Interchange income	1,650	1,416
Loss on sale and write-down of OREO	(252)	(365)
Other income	331	688
Total non-interest income	9,822	9,319
Non-interest expense
Salaries and employee benefits	12,256	12,833
Net occupancy	1,662	1,767
Equipment	2,084	1,980
Intangibles amortization	452	492
Telecommunications	405	472
Stationery printing and supplies	317	414
FDIC assessment	908	1,261
Marketing	948	1,081
Collection expense	1,049	1,014
Other expenses	3,200	2,506
Total non-interest expense	23,281	23,820
Income before income tax	7,219	4,849
Income tax expense	1,208	303
Net income	$6,011	$4,546
Preferred dividends and discount accretion	(763)	(763)
Net income available to common shareholders	$5,248	$3,783

Net income	6,011	$4,546
Other comprehensive income/(loss), net of tax	(39)	2,839
Comprehensive income	$5,972	$7,385
Cash dividends declared per common share	0.010	0.010
Net income per common share-basic and diluted	.26	.19

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollar amounts in thousands)

	(unaudited)
	Three months ended March 31,
	2012	2011
Operating Activities
Net income	$6,011	$4,546
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,100	5,600
Depreciation expense	1,332	1,272
Securities amortization, net	1,055	607
Stock based compensation expense	134	17
Amortization of purchased intangible assets	452	492
Amortization of mortgage servicing rights	501	327
Earnings on cash surrender value of life insurance policies	(287)	(291)
Securities gains	(487)	(1,133)
Loss on sale and write-down of OREO	252	365
Gain on loans sold	(1,190)	(906)
Loans originated for sale	(56,687)	(40,931)
Proceeds from loan sales	55,304	45,823
Change in other assets and liabilities	674	1,731
Net cash provided by operating activities	10,164	17,519

Investing Activities
Purchases of securities available for sale	(57,380)	(90,062)
Proceeds from calls, maturities, and payments on securities available for sale	27,286	40,365
Proceeds from sales of securities available for sale	19,956	43,428
Proceeds from sale of OREO	6,361	1,459
Loan originations and payment, net	(3,979)	22,372
Purchases of premises and equipment	(1,385)	(1,865)
Proceeds from redemption of restricted stock	2	204
Net cash provided/(used) by investing activities	(9,139)	15,901

Financing Activities
Net change in deposits	(902)	(2,203)
Net change in other borrowings	3,876	(2,224)
Repayment of FHLB advances	(73)	(6,084)
Cash dividends on preferred stock	(713)	(713)
Cash dividends on common stock	(202)	(201)
Net cash provided/(used) by financing activities	1,986	(11,425)
Net change in cash and cash equivalents	3,011	21,995
Cash and cash equivalents, beginning of year	109,148	60,123
Cash and cash equivalents, end of period	$112,159	$82,118

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

NOTE 1 - BASIS OF PRESENTATION

The significant accounting policies followed by MainSource Financial Group, Inc. (“Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared according to accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. The interim statements do not include all information and footnotes normally included in the annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature. Some items in prior period financial statements were reclassified to conform to current presentation. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Adoption of New Accounting Standards

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011.  The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition, but the additional disclosures are included in Note 8.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment has changed the presentation of the components of comprehensive income for the Company as part of the consolidated statement of comprehensive income.

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

All share-based payments to employees, including grants of employee stock options, are recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values.  For options with graded vesting, the Company values the stock option grants and recognizes compensation expense as if each vesting portion of the award was a single award.

The following table summarizes stock option activity:

	Three Months Ended March 31, 2012
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	398,223	$13.25
Granted	—	—
Exercised	—	—
Forfeited or expired	(3,945)	14.26
Outstanding, period end	394,278	$13.23
Options exercisable at period end	307,704	$14.18
Fully vested and expected to vest	390,810	$13.27

The following table details stock options outstanding:

	March 31, 2012	December 31, 2011
Stock options vested and currently exercisable:
Number	307,704	311,154
Weighted average exercise price	$14.18	$14.19
Aggregate intrinsic value	$602	$294
Weighted average remaining life (in years)	4.3	4.5

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $17 in stock compensation expense during the three month ended March 31, 2012 and $17 in stock compensation expense during the three months ended March 31, 2011 to salaries and employee benefits. There were 6,000 options granted in the first quarter of 2011, 5,000 options in the second quarter of 2011, and 5,000 in the third quarter of 2011.  In order to calculate the fair value of the options granted in 2011, the following weighted-average assumptions were used as of the grant dates:  risk free interest rate of 2.36%, expected option life 7.0 years, expected price volatility 61.4%, and dividend yield of 0.46%.  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2012 and beyond is estimated as follows:

Year	(in thousands)
April 2012 - December 2012	$62
2013	20
2014	22

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

A summary of changes in the Company’s nonvested shares for the first quarter of 2012 follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2012	46,244	9.68

Granted	0	$0

Vested	0	0

Forfeited	0	0

Nonvested at March 31, 2012	46,244	$9.68

As of March 31, 2012, there were $305 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the 2007 Plan that will be recognized over the remaining vesting period of approximately 2 years.  The recognized compensation costs related to the 2007 Plan was $35 and $0 for the first three months of 2012 and 2011 respectively.

During the second quarter of 2011, members of the Board of Directors of the Company were given the option of having their retainer paid in cash, Company stock, or a combination of cash and stock.  The retainer is paid quarterly, on May 1, August 1, November 1, and February 1, for all directors serving on the Board on those dates.  Other expense is recognized over the three month period of the awards based on the fair value of the stock at the issue dates.  The value of the quarterly awards paid in stock were determined by multiplying the award amount by the average closing price of a share of Company common stock on the five trading days prior to the issuance of the stock ($9.53 for the second quarter 2011 payouts, $8.80 for the third quarter 2011 payouts, $9.44 for the fourth quarter 2011 payouts, and $9.29 for the first quarter 2012 payouts).  The shares issued vest immediately. Shares awarded by quarter were as follows:

Quarter	Year	Shares
2 Q	2011	6,750
3 Q	2011	7,902
4 Q	2011	9,130
1 Q	2012	8,750

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of March 31, 2012
Available for Sale	$2,375	$26	$—	$2,401
U. S. government agency	301,781	23,867	(144)	325,504
State and municipal
Mortgage-backed securities-residential (GSE’s)	265,994	7,357	(11)	273,340
Collateralized mortgage obligations (GSE’s)	271,772	4,111	(8)	275,875
Equity securities	4,939	—	—	4,939
Other securities	3,581	—	(39)	3,542
Total available for sale	$850,442	$35,361	$(202)	$885,601

As of December 31, 2011
Available for Sale
State and municipal	$320,269	$24,723	$(115)	$344,877
Mortgage-backed securities-residential (GSE’s)	264,619	7,074	(189)	271,504
Collateralized mortgage obligations (GSE’s)	246,985	3,807	(25)	$250,767
Equity securities	5,410	—	—	5,410
Other securities	3,589	—	(57)	3,532
Total available for sale	$840,872	$35,604	$(386)	$876,090

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity or with no maturity are shown separately.

	Available for Sale
March 31, 2012	Amortized Cost	Fair Value
Within one year	$3,262	$3,316
One through five years	48,052	50,338
Six through ten years	82,533	88,610
After ten years	173,890	189,183
Mortgage-backed securities-residential (Government Sponsored Entity)	265,994	273,340
Collateralized mortgage obligations (Government Sponsored Entity)	271,772	275,875
Equity securities	4,939	4,939
Total available for sale securities	$850,442	$885,601

Proceeds from sales of securities available for sale were $19,956 and $43,428 for the three months ended March 31, 2012 and 2011, respectively. Gross gains of $1,022 and $1,216 and gross losses of $35 and $83 were realized on these sales during 2012 and 2011, respectively.  In addition to the gross gains and losses from sales, there was a $500 impairment loss recognized on one investment during the first quarter of 2012.

Below is a summary of securities with unrealized losses as of March 31, 2012 and December 31, 2011 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
March 31, 2012 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$3,271	$(113)	$253	$(31)	$3,524	$(144)
Mortgage-backed securities-residential (GSE’s)	10,373	(11)	—	—	10,373	(11)
Collateralized mortgage obligations (GSE’s)	5,173	(8)	—	—	5,173	(8)
Other securities	962	(39)	—	—	962	(39)
Total temporarily impaired	$19,779	$(171)	$253	$(31)	$20,032	$(202)

	Less than 12 months		12 months or longer		Total
December 31, 2011 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$1,576	$(72)	$237	$(43)	$1,813	$(115)
Mortgage-backed securities-residential (GSE’s)	50,493	(189)	—	—	50,493	(189)
Collateralized mortgage obligations (GSE’s)	25,527	(25)	—	—	25,527	(25)
Other securities	945	(57)	—	—	945	(57)
Total temporarily impaired	$78,541	$(343)	$237	$(43)	$78,778	$(386)

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

As of March 31, 2012, the Company’s security portfolio consisted of 964 securities, 15 of which were in an unrealized loss position.  Unrealized losses on state and municipal securities have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The Company monitors the financial condition of these issuers. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

At March 31, 2012, almost all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value of approximately $11 is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

The Company’s collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations with a market value of $275,875 which had unrealized losses of approximately $8 at March 31, 2012. The Company monitors to insure it has adequate credit support and as of March 31, 2012, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. All securities are investment grade.

The unrealized losses on other securities are related to one single issue trust preferred security and have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the security before its anticipated recovery. The Company performs a quarterly review of this security and based on this review, no evidence of adverse changes in expected cash flows is anticipated. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not the expected cash flows of the individual security. Currently, the issuer has made all contractual payments and given no indication that it will not be able to make them into the future. The fair value of this debt security is expected to recover as the security approaches its maturity date. As of March 31, 2012, the fair value of the security was $962 with an unrealized loss of $39.

During the first quarter of 2012, the Company determined that one of its equity holdings was other than temporarily impaired and wrote down the security by $500 to its fair value of $250. This amount was included in net realized gains/(losses) on securities.

NOTE 4 - LOANS AND ALLOWANCE

Loans were as follows:

	March 31, 2012	December 31, 2011
Commercial
Commercial and industrial	$122,001	$114,367
Agricultural	19,251	20,741
Commercial Real Estate
Farm	46,682	46,308
Hotel	142,096	146,358
Construction and development	25,892	30,746
Other	537,368	540,752
Residential
1-4 family	368,754	365,710
Home equity	214,181	212,202
Consumer
Direct	51,072	51,157
Indirect	4,782	6,038
Total loans	1,532,079	1,534,379
Allowance for loan losses	(38,541)	(39,889)
Net loans	$1,493,538	$1,494,490

Activity in the allowance for loan losses for the three months ended March 31, 2012 and 2011 and the recorded investment of loans and allowances by portfolio segment and impairment method as of March 31, 2012 and December 31, 2011 were as follows:

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2012	$5,562	$30,476	$2,972	$879	$39,889
Provision charged to expense	(218)	2,893	182	243	3,100
Losses charged off	(180)	(3,908)	(1,214)	(619)	(5,921)
Recoveries	167	779	72	455	1,473
Balance, March 31, 2012	$5,331	$30,240	$2,012	$958	$38,541

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2011	$6,386	$32,653	$2,281	$1,285	$42,605
Provision charged to expense	(206)	4,366	1,047	393	5,600
Losses charged off	(259)	(4,262)	(922)	(550)	(5,993)
Recoveries	28	472	201	342	1,043
Balance, March 31, 2011	$5,949	$33,229	$2,607	$1,470	$43,255

As of March 31, 2012
Ending Balance individually evaluated for impairment	$1,228	$3,131	$—	$—	$4,359
Ending Balance collectively evaluated for impairment	4,103	27,109	2,012	958	34,182
Total ending allowance balance	$5,331	$30,240	$2,012	$958	$38,541
Loans
Ending Balance individually evaluated for impairment	$4,692	$31,891	$14,712	$1,113	$52,408
Ending Balance collectively evaluated for impairment	136,559	720,147	568,224	54,741	1,479,671
Total ending loan balance excludes $5,552 of accrued interest	$141,251	$752,038	$582,936	$55,854	$1,532,079

As of December 31, 2011	Commercial	Commercial Real Estate	Residential	Consumer	Total
Ending Balance individually evaluated for impairment	$1,193	$5,476	$—	$—	$6,669
Ending Balance collectively evaluated for impairment	4,369	25,000	2,972	879	33,220
Total ending allowance balance	$5,562	$30,476	$2,972	$879	$39,889

Loans
Ending Balance individually evaluated for impairment	$5,144	$41,149	$14,522	$1,116	$61,931
Ending Balance collectively evaluated for impairment	129,964	723,015	563,390	56,079	1,472,448
Total ending loan balance excludes $5,835 of accrued interest	$135,108,	$764,164	$577,912	$57,195	$1,534,379

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012:

March 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded
Commercial
Commercial and industrial	$2,720	$2,637	$1,228
Commercial Real Estate
Farm	461	461	146
Hotel
Construction and development	1,483	1,394	623
Other	13,303	11,822	2,362
Subtotal — impaired with allowance recorded	17,967	16,314	4,359
With no related allowance recorded
Commercial
Commercial & industrial	2,811	2,019
Agricultural	333	36
Commercial Real Estate
Farm	594	541
Hotel	426	204
Construction and development	6,312	3,488
Other	16,535	13,981
Residential
1-4 Family	12,670	11,912
Home Equity	2,941	2,800
Consumer
Direct	1,054	1,043
Indirect	71	70
Subtotal — impaired with allowance recorded	43,747	36,094
Total impaired loans	$61,714	$52,408

Total interest income recognized and cash basis interest recognized on impaired loans for the first quarter of 2012 and 2011 was $9 and $48 respectively.

The following table presents the average balance of impaired loans at for the quarters ending March 31, 2012 and March 31, 2011.

	Average Balance
	March 31 2012	March 31 2011
Commercial
Commercial & industrial	$4,871	$7,742
Agricultural	46	129
Commercial Real Estate
Farm	1,010	1,193
Hotel	2,986	9,485
Construction and development	6,099	12,663
Other	26,426	30,798
Residential
1-4 Family	11,979	13,255
Home Equity	2,639	1,767
Consumer
Direct	1,063	1,181
Indirect	51	70
Total	$57,170	$78,283

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded
Commercial
Commercial and industrial	$3,130	$3,057	$1,193
Commercial Real Estate
Farm	486	486	193
Hotel	5,385	5,385	100
Construction and development	5,558	5,476	2,371
Other	14,400	14,322	2,812
Subtotal — impaired with allowance recorded	28,959	28,726	6,669
With no related allowance recorded
Commercial
Commercial & industrial	2,720	2,030
Agricultural	351	57
Commercial Real Estate
Farm	579	531
Hotel	876	384
Construction and development	2,996	1,839
Other	16,325	12,726
Residential
1-4 Family	12,344	12,045
Home Equity	2,548	2,477
Consumer
Direct	1,096	1,083
Indirect	35	33
Subtotal — impaired with allowance recorded	39,870	33,205
Total impaired loans	68,829	61,931	6,669

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2012 and December 31, 2011

	Non-accrual		Past due over 90 days and still accruing
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Commercial
Commercial and industrial	$2,511	$2,518
Agricultural	36	57
Commercial Real Estate
Farm	1,002	1,016
Hotel	204	384
Construction and development	4,882	3,240
Other	20,748	21,060	51	3,259
Residential
1-4 Family	10,711	10,873	217
Home Equity	2,431	2,105
Consumer
Direct	261	242		7
Indirect	70	33
Total	$42,856	$41,528	$268	$3,266

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012 by class of loans:

March 31, 2012	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$122,001	$602	$1,465	$1,312	$3,379	$118,622
Agricultural	19,251	—	—	36	36	19,215
Commercial Real Estate
Farm	46,682	174	—	950	1,124	45,558
Hotel	142,096	—	—	204	204	141,892
Construction and development	25,892	1,890	240	2,992	5,122	20,770
Other	537,368	3,092	3,107	12,259	18,458	518,910
Residential
1-4 Family	368,754	6,150	585	6,036	12,771	355,983
Home Equity	214,181	469	165	1,573	2,207	211,974
Consumer
Direct	51,072	191	78	76	345	50,727
Indirect	4,782	48	23	16	87	4,695
Total — excludes $5,552 of accrued interest	$1,532,079	$12,616	$5,663	$25,454	$43,733	$1,488,346

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

December 31, 2011	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$114,367	1,139	655	1,831	3,625	110,742
Agricultural	20,741			57	57	20,684
Commercial Real Estate
Farm	46,308		58	905	963	45,345
Hotel	146,358			384	384	145,974
Construction and development	30,746	61		3,179	3,240	27,506
Other	540,752	4,249	3,576	16,529	24,354	516,398
Residential
1-4 Family	365,710	9,327	2,233	7,182	18,742	346,968
Home Equity	212,202	1,417	500	1,491	3,408	208,794
Consumer
Direct	51,157	382	146	129	657	50,500
Indirect	6,038	87	24	16	127	5,911
Total — excludes $5,835 of accrued interest	$1,534,379	16,662	7,192	31,703	55,557	1,478,822

Troubled Debt Restructurings

During the period ending March 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 60 months to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 14 months.

The troubled debt restructurings increased the allowance for loan losses by $0 for the three month period ending March 31, 2012 and resulted in charge offs of $0 during the three month period ending March 31, 2012.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending March 31, 2012:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
March 31, 2012	Number of Loans	Investment	Investment
Consumer
Direct	1	$4	$4
Total	1	$4	$4

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three month period ending March 31, 2012:

March 31, 2012	Number of Loans	Recorded Investment
Commercial real estate:
Other	6	$942

Total	6	$942

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

The Company has allocated $1,083 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012. The Company has committed to lend additional amounts totaling $0 to customers with outstanding loans that are classified as troubled debt restructurings.  At December 31, 2011, the comparable numbers were $3,013 of specific reserves and $0 of commitments.

During the first quarter of 2012, charge offs of $2,384 were taken on troubled debt restructuring loans.  Reserves of $1,768 were provided on these loans in prior quarters.

The terms of certain other loans were modified during the three month period ending March 31, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of March 31, 2012 of $5,686. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant

Credit Quality Indicators:

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

Special Mention — Loans classified as special mention have above average risk that requires management’s ongoing attention. The borrower may have demonstrated the inability to generate profits or to maintain net worth, chronic delinquency and/or a demonstrated lack of willingness or capacity to meet obligations.

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

As of March 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2012	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$97,676	$8,463	$13,352	$2,510
Agricultural	18,730	476	9	36
Commercial Real Estate
Farm	42,875	2,516	289	1,002
Hotel	74,605	48,068	19,219	204
Construction and development	14,110	2,379	4,521	4,882
Other	446,353	34,553	35,724	20,738
Total	$694,349	$96,455	$73,114	$29,372

At December 31, 2011, the risk category of loans by class of loans was as follows:

December 31, 2011	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$93,380	$11,935	$6,534	$2,518
Agricultural	20,150	524	10	57
Commercial Real Estate
Farm	42,847	2,151	294	1,016
Hotel	77,259	51,900	16,815	384
Construction and development	15,498	3,212	8,796	3,240
Other	422,385	66,377	30,930	21,060
Total	$671,519	$136,099	$63,379	$28,275

Beginning in late 2011, loans not meeting the criteria above that are analyzed individually as part of the above described process are classified by delinquency. These loans are primarily residential mortgage and consumer loans. All consumer loans fully or partially secured by 1-4 residential real estate that are 60-89 days will be classified as Watch. If loans are greater than 90 days past due, they will be classified as Substandard. Consumer loans not secured by 1-4 family residential real estate that are 60-119 days past due will be classified Substandard while loans greater than 119 days will be classified as Loss. As of March 31, 2012 and December 31, 2011, the grading of loans by category of loans is as follows

March 31, 2012	Performing	Watch	Substandard
Residential
1-4 Family	$362,133	$585	$6,036
Home Equity	212,443	165	1,573
Total	$574,576	$750	$7,609

December 31, 2011	Performing	Watch	Substandard
Residential
1-4 Family	$356,295	2,233	7,182
Home Equity	210,211	500	1,491
Total	$566,506	$2,733	$8,673

March 31, 2012	Performing	Substandard	Loss
Consumer
Direct	$50,918	$84	$70
Indirect	4,742	30	10
Total	$55,660	$114	$80

December 31, 2011	Performing	Substandard	Loss
Consumer
Direct	$50,882	$201	$74
Indirect	5,998	25	15
Total	$56,880	$226	$89

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned is recorded in other assets on the balance sheet.  Activity in other real estate owned was as follows:

	2012	2011
Beginning Balance — January 1	$15,456	$11,453
Transfer to other real estate owned	1,831	10,949
Sales — out of other real estate owned	(6,051)	(1,292)
Write-down	(562)	(532)
Ending Balance — March 31	$10,674	$20,578

Expenses related to foreclosed assets include:

	2012	2011
Write downs	$562	$532
Losses / (gains) on sales	(310)	(167)
Net loss / (gain)	$252	$365
Operating expenses	198	168

The value of the sale amount above is the carrying value of the property when it was sold.

At March 31, 2012 and 2011, the balance in the valuation account was $4,254 and $2,491 respectively.

NOTE 6 — DEPOSITS

	March 31, 2012	December 31, 2011

Noninterest-bearing demand	$348,981	$334,345
Interest-bearing demand	838,316	816,512
Savings	445,762	461,667
Certificates of deposit of $100 or more	174,530	176,056
Other certificates and time deposits	351,409	371,320
Total deposits	$2,158,998	$2,159,900

NOTE 7 - EARNINGS PER SHARE

Earnings per common share (EPS) were computed as follows:

	March 31, 2012			March 31, 2011
For the three months ended:	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per common share:
Net income	$6,011	20,211,983		$4,546	20,136,188
Preferred dividends and accretion	(763)			(763)
Net income available to common shareholders	$5,248	20,211,983	$0.26	$3,783	20,136,188	$0.19
Effect of Dilutive stock options		53,588			47,292
Net income available to common shareholders and assumed conversions	$5,248	20,265,571	$0.26	$3,783	20,183,480	$0.19

Stock options for 251,655 common shares and stock warrants for 571,906 common shares in 2012 and stock options for 251,116 common shares and stock warrants for 571,906 common shares in 2011 were not considered in computing diluted earnings per share because they were antidilutive.

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or using market data utilizing pricing models, primarily Interactive Data Corporation (IDC), that vary based upon asset class and include available trade, bid, and other market information. Matrix pricing is used for most municipals, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. The grouping of securities is done according to insurer, credit support, state of issuance, and rating to incorporate additional spreads and municipal curves. For the general market municipals, the Thomson Municipal Market Data curve is used to determine the initial curve for determining the price, movement, and yield relationships with the municipal market (Level 2 inputs). Level 3 securities are largely comprised of small, local municipality issuances.  Fair values are derived through consideration of funding type, maturity and other features of the issuance, and include reviewing financial statements, earnings forecasts, industry trends and the valuation of comparative issuers.  In most cases, the book value of the security is used as the fair value as meaningful pricing data is not readily available.  The fair values are determined a third party and reviewed by the Company’s investment advisor who reports to the Company’s Asset/Liability and Investments Manager who reports to the Company’s Chief Financial Officer.  Twice a year, a sample of prices supplied by the pricing agent is validated by comparison to prices obtained from other third party sources.

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals or industry accepted valuation methods. In a limited number of situations, the Company’s appraisal department is determining the value of appraisal.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the loan officers to adjust for differences between the comparable sales and income data available as well as costs to sell. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.  These adjustments typically range from 0%-50%.  Impaired loans are evaluated quarterly for additional impairment and take into account changing market conditions, specific information in the market the property is located, and the overall economic climate as well as overall changes in the credit.  The Company’s Appraisal Manager has the overall responsibility for all appraisals.  The Company’s loan officer responsible for the loan, the special assets officer, as well as the senior officers of the Company review the adjustments made to the appraisal for market and disposal costs on the loan.

The fair value of servicing rights is based on a valuation model from a third party that calculates the present value of estimated net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income.  The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

The fair value of other real estate owned is measured based on the value of the collateral securing those assets and is determined using several methods. The fair value of real estate is generally determined based on appraisals by qualified licensed appraisers (third party). The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis.  Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Company.  Once received, a member of the Appraisal Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with via independent data sources such as recent market data or industry-wide statistics.  Fair values are reviewed on at least an annual basis.  The Company normally applies an internal discount to the value of appraisals used in the fair value evaluation of OREO.  The deductions take into account changing business factors and market conditions as well as disposal costs.  These deductions range from 0% to 50%.  As noted in the impaired loans discussion above, the Company’s Appraisal Manager has the overall responsibility for all appraisals.  The Appraisal Manager reports to the Vice President of Credit Administration who reports to the Chief Credit Officer of the Company.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2012 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment Securities available-for sale
U. S. government agency	$2,401		$2,401
States and municipals	325,504		309,237	16,267
Mortgage-backed securities — residential —Government Sponsored Entity	273,340		273,340
Collateralized mortgage obligations — Government Sponsored Entity	275,875		275,875
Equity securities	4,939	4,689		250
Other securities	3,542		963	2,579
Total securities available-for-sale	$885,601	$4,689	$861,816	$19,096

		Fair Value Measurements at December 31, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment Securities available-for sale
States and municipals	$344,877		$321,321	$23,556
Mortgage-backed securities — residential —Government Sponsored Entity	271,504		271,504
Collateralized mortgage obligations — Government Sponsored Entity	250,767		250,767
Equity securities	5,410	4,660		750
Other securities	3,532		945	2,587
Total securities available-for-sale	$876,090	$4,660	$844,537	$26,893

There were no transfers between Level 1 and Level 2 during the first quarter of 2012.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2012 and 2011:

Three months ended March 31

States and municipal	2012	2011
Beginning balance, January 1	$23,556	$—
Total gains or losses (realized / unrealized)
Included in earnings — Gains/(losses) on securities
Included in other comprehensive income	(8)
Purchases
Sales	(6,907)
Issuances
Settlements	(374)
Transfers into Level 3
Transfers out of Level 3
Ending balance, March 31	$16,267	$—

Equity securities	2012	2011
Beginning balance, January 1	$750	$750
Total gains or losses (realized / unrealized)
Included in earnings — Gains/(losses) on securities	(500)
Included in other comprehensive income
Purchases
Sales
Issuances
Settlements
Transfers into Level 3
Transfers out of Level 3
Ending balance, March 31	$250	$750

Other securities	2012	2011
Beginning balance, January 1	$2,587	$1,870
Total gains or losses (realized / unrealized)
Included in earnings — Gains/(losses) on securities
Included in other comprehensive income	(8)	97
Purchases
Sales
Issuances
Settlements
Transfers into Level 3
Transfers out of Level 3		(1,967)
Ending balance, March 31	$2,579	$—

Transfers out of level 3 were securities that were called by the issuer early in the second quarter of 2011.  The Company felt that as of March 31, 2011, the established call price was no longer indicative of a Level 3 value and transferred them to Level 1.

The Company’s state and municipal security valuations were supported by analysis prepared by an independent third party.  Fair values are derived through consideration of funding type, maturity and other features of the issuance, and include reviewing financial statements, earnings forecasts, industry trends and the valuation of comparative issuers.  In most cases, the book value of the security is used as the fair value as meaningful pricing data is not readily available.

The Company’s equity security valuation was supported by an analysis prepared by the Company’s Investments Manager. Fair value are derived through consideration of funding type, maturity and other features of the issuance, and include reviewing financial statements, earnings forecasts, industry trends and the valuation of comparative issuers.  In this case, the book value of the security is used as the fair value as meaningful pricing data is not readily available.

The Company’s other security valuation was supported by analysis prepared by an independent third party.  Fair values are derived through consideration of funding type, maturity and other features of the issuance, and include reviewing financial statements, earnings forecasts, industry trends and the valuation of comparative issuers.  In most cases, the book value of the security is used as the fair value as meaningful pricing data is not readily available.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2012 Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Commercial and industrial	$237			$237
Farm	315			315
Construction and development	771			771
Other	6,180			6,180
Total impaired loans	$7,503			$7,503
Servicing rights	$2,519		$2,519
Other real estate owned/assets held for sale
Construction and development	$1,880			$1,880
Other commercial real estate	3,494			3,494
Total other real estate owned/assets held for sale	$5,374			$5,374

		Fair Value Measurements at December 31, 2011 Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Commercial and industrial	$519			$519
Agricultural	43			43
Farm	292			292
Construction and development	763			763
Other	6,125			6,125
Total impaired loans	$7,742			$7,742
Servicing rights	$4,000		$4,000
Other real estate owned/assets held for sale
Construction and development	$1,880			1,880
Other commercial real estate	3,636			3,636
Total other real estate owned/assets held for sale	$5,516			5,516

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $10,778, with a valuation allowance of $3,275 at March 31, 2012. The Company recorded a credit of $17 to provision expense associated with these loans for the three months ended March 31, 2012. The Company recorded $2,184 of provision expense associated with these loans for the three month period ended March 31, 2011. At December 31, 2011, impaired loans had a gross carrying amount of $11,399 with a valuation allowance of $3,657. A breakdown of these loans by portfolio class at March 31, 2012 is as follows:

	Gross Balance	Valuation Allowance	Net
Commercial and industrial	$579	$342	$237
Farm	461	146	315
Construction and development	1,394	623	771
Other commercial real estate	8,344	2,164	6,180
Ending Balance	$10,778	$3,275	$7,503

Other real estate owned/assets held for sale is evaluated at the time a property is acquired through foreclosure or shortly thereafter. Fair value is based on appraisals by qualified licensed appraisers. At March 31, 2012, other real estate owned was carried at a fair value of $5,374, which is made up of the gross outstanding balance of $9,628, net of a valuation allowance of $4,254. During the first quarter of 2012, these properties were written down by $669. At December 31, 2011, other real estate/assets held for sale was carried at a fair value of $5,516, which is made up of the gross outstanding balance of $9,519, net of a valuation allowance of $4,003. During the first quarter of 2011, these properties were written down by $509. A breakdown of these properties by portfolio class at March 31, 2102 is as follows:

	Gross Balance	Valuation Allowance	Net
Construction and development	$3,862	$1,982	$1,880
Other commercial real estate	5,766	2,272	3,494
Ending Balance	$9,628	$4,254	$5,374

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012:

	Fair Value	Valuation Methodology	Unobservable Inputs	Range
	(in thousands)

Impaired loans	$7,503	Collateral based measurements; appraisals	Discount to reflect current market conditions and ultimate collectibility	0% - 50%
Other real estate owned — Commercial real estate	$5,374	Appraisals	Discount to reflect current market conditions	0% - 50%

The carrying amounts and estimated fair values of financial instruments, not previously presented, is as follows:

March 31, 1012	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$112,159	$56,413	$55,746		$112,159
Loans including loans held for sale, net	1,505,229		19,651	1,502,592	1,522,243
Restricted stock	15,854				N/A
Interest receivable	10,159		4,607	5,552	10,159
Financial liabilities
Deposits	(2,158,998)	(348,941)	(1,814,494)		(2,163,435)
Other borrowings	(29,665)		(29,665)		(29,665)
FHLB advances	(151,354)		(163,205)		(163,205)
Interest payable	(1,617)		(1,617)		(1,617)
Subordinated debentures	(50,305)			(31,636)	(31,636)

December 31,2011	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$109,148	$109,148
Loans including loans held for sale, net	1,503,368	1,507,310
Restricted stock	15,856	N/A
Interest receivable	10,814	10,814
Financial liabilities
Deposits	(2,159,900)	(2,161,888)
Other borrowings	(25,789)	(25,789)
FHLB advances	(151,427)	(164,209)
Interest payable	(1,891)	(1,891)
Subordinated debentures	(50,267)	(26,645)

The difference between the loan balance included above and the amounts shown in Note 4 are the impaired loans discussed above.

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2. Noninterest bearing deposits are Level 1 whereas interest bearing due from bank accounts and fed funds sold are Level 2.

(b) FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(c) Loans, Net

Fair values of loans are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.  Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

(d) Deposits

The fair values disclosed for non-interest bearing deposits are, by definition, equal to the amount payable on demand at the reporting date resulting in a Level 1 classification. The carrying amounts of variable rate interest bearing deposits approximate their fair values at the reporting date resulting in either a Level 1 classification.  Fair values for fixed rate interest bearing deposits are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(e) Securities Sold Under Agreements to Repurchase

The carrying amounts of borrowings under repurchase agreements approximate their fair values resulting in a Level 2 classification.

(f) Other Borrowings

The fair values of the Company’s FHLB advances are estimated using discounted cash flow analyses based on the current borrowing rates resulting in a Level 2 classification.

The fair values of the Company’s subordinated debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

(g) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification based on the level of the asset or liability with which the accrual is associated.

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

Actual and required capital amounts and ratios are presented below:

			Required for
	Actual		Adequate Capital		To Be Well Capitalized
March 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$299,865	18.1%	132,304	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	279,157	16.9	66,152	4.0	N/A	N/A
Tier 1 capital (to average assets)	279,157	10.5	106,709	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	304,425	18.6%	131,104	8.0%	163,880	10.0%
Tier 1 capital (to risk-weighted assets)	283,717	17.3	65,552	4.0	98,328	6.0
Tier 1 capital (to average assets)	283,717	10.8	105,509	4.0	131,886	5.0

			Required for		To Comply with
	Actual		Adequate Capital		Regulatory Agreement
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$313,902	18.9%	133,201	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	293,039	17.6	66,601	4.0	N/A	N/A
Tier 1 capital (to average assets)	293,039	10.8	108,875	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	299,054	18.1%	132,001	8.0%	181,502	11.0%
Tier 1 capital (to risk-weighted assets)	278,191	16.9	66,001	4.0	—	—
Tier 1 capital (to average assets)	278,191	10.3	107,675	4.0	215,350	8.0

Management believes as of March 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject to be considered well-capitalized. The holding company is a source of additional financial strength to the Bank with its $7,000 in cash and its ability to downstream additional capital to the Bank.

NOTE 10 — REGULATORY ACTION

The Federal Deposit Insurance Corporation (“FDIC”) and the Indiana Department of Financial Institutions (“Indiana DFI”) notified MainSource Bank (the “Bank”) that, effective March 16, 2012, it was no longer subject to the informal agreement entered into on April 22, 2010.  The informal agreement was not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act. Among its terms, the agreement documented an understanding among the Bank, the FDIC and the Indiana DFI that required the Bank to maintain its Tier 1 leverage ratio at a minimum of 8% and its total risk based capital ratio at a minimum of 11%. The agreement also required the Bank to obtain the approval of the FDIC and Indiana DFI prior to paying a cash dividend from the Bank to the Company.

The amount of dividends the Company can pay to its shareholders is subject to various legal and regulatory limitations. As a participant in the U.S. Treasury’s Capital Purchase Program, the Company was prohibited from increasing cash dividends on its common stock above $0.145 per share per quarter without prior government approval for a period of three years from the date of participation, which was January 16, 2009, unless the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”) issued to Treasury were no longer held by Treasury. As of January 16, 2012, the third anniversary of Treasury’s purchase of the Preferred Stock, this limitation lapsed.  Additionally, the terms of the Preferred Stock prohibit the Company’s payment of dividends on its common stock unless and until all accrued and unpaid dividends for all past dividend periods owed to the Treasury on the Preferred Stock are fully paid.  At all times the Company has paid all dividends on the Preferred Stock when due.

NOTE 11 — TARP REPURCHASE

On March 28, 2012, the U.S. Department of the Treasury priced its secondary public offering of 57,000 shares of the Preferred Stock.  The Company successfully bid for the purchase of 21,030 shares of the Preferred Stock for a total purchase price of $19,581,243, plus accrued and unpaid dividends on the Preferred Stock from and including February 15, 2012 to the settlement date, April 3, 2012. The book value of the preferred stock retired was $20,823,000.  As a result of its successful bid in the offering, the Company retired 21,030 shares of its original sale of 57,000 shares of Preferred Stock on March 29, 2012.  The difference between the book value and the bid price of $1,241,757 was credited to retained earnings.  The Company set up a payable for $19,721,513 at the end of the quarter as settlement of the offering took place on April 3, 2012.  None of the remaining shares of outstanding Preferred Stock are held by the U.S. Treasury.  Included in the first quarter of 2012 operating results are $300 thousand of expenses associated with Treasury’s auction and the Company’s purchase of the Preferred Stock.

NOTE 12 — BRANCH CLOSURES

In March 2012, the Board of Directors approved the closure of six branch offices in the following locations effective in the third quarter of 2012: Potomac, Illinois, and Frankton, Charlestown, Liberty, Jeffersonville and Anderson, Indiana.  The Company currently operates two offices in Anderson, Indiana but intends to consolidate those offices into a single location.  In total, the six branches being closed represent approximately $54 million in deposits.  Included in the first quarter of 2012 operating results are $200 thousand of severance costs, $400 thousand of impairment costs for the affected properties, and $100 thousand of other costs related to the closing of the branches.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands except per share data)

Overview

MainSource Financial Group, Inc. (“MainSource or Company”) is a financial holding company whose principal activity is the ownership and management of its subsidiary bank, MainSource Bank (“Bank”) headquartered in Greensburg, Indiana.  Through its non-bank affiliates, the Company provides services incidental to the business of banking.  The Bank operates under a state charter and is subject to regulation by its state regulatory agencies and the Federal Deposit Insurance Corporation.

Forward-Looking Statements

Except for historical information contained herein, the discussion in this report includes certain forward-looking statements based upon management expectations. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The Company disclaims any intent or obligation to update such forward looking statements. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Company’s loan and investment portfolios; the Company’s ability to integrate acquisitions, the impact of our continuing acquisition strategy, and other factors, including the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and in other reports we file from time to time with the Securities and Exchange Commission. The Company intends the forward looking statements set forth herein to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.

Results of Operations

Net income for the first quarter of 2012 was $6,011 compared to net income of $4,546 for the first quarter of 2011. The increase in net income was primarily attributable to a decrease in the Company’s loan loss provision expense of $2,500 from the first quarter of 2011. Diluted earnings per common share for the first quarter totaled $0.26 in 2011, an increase from the $0.19 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 7.09% for the first quarter of 2012 while return on average assets was 0.88% for the same period, compared to 6.05% and 0.67% respectively, in the first quarter of 2011.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. First quarter net interest income of $23,778 in 2012 was a slight decrease of 4.7% versus the first quarter of 2011. Average earning assets decreased $49 million with the majority of the decrease the result of reduced loan balances of $121 million.  Offsetting this decrease in loans was an increase in the investment portfolio of $70 million. Also affecting margin was an increase in average demand deposits, NOW accounts, and savings accounts of $86 million which offset a decrease in higher costing CD’s of $153 million.  Net interest margin, on a fully-taxable equivalent basis, was 4.17% for the first quarter of 2012, a 13 basis point decrease compared to 4.30% for the same period a year ago and two basis points higher on a linked quarter basis.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

First quarter non-interest income for 2012 was $9,822 compared to $9,319 for the first quarter of 2011.  Contributing to the increase of $503 was an increase in interchange income of $234, service charges (primarily overdraft fees) of $478, and mortgage banking of $797.  Continued organic growth in deposit accounts has resulted in higher fee and interchange income.  The continued low interest rate environment has resulted in continued refinancing activities and an increase in mortgage banking income.  Offsetting these increases was a decrease in securities gains of $646 and other income of $357.  The primary cause of the other income decrease was the write-down of the book value of six branches that the Board of Directors voted to close effective in the third quarter of 2012. (See Note 12 in the Notes to the Consolidated Financial Statements.)

Non-interest Expense

The Company’s non-interest expense was $23,281 for the first quarter of 2012, compared to $23,820 for the same period in 2011.  The primary decreases were in employee costs of $577 and FDIC assessment of $353 offset by an increase in other expenses of $694.  The reduction in employee costs is a direct result of the efficiency initiatives completed by the Company in 2011.  The reduction in FDIC expenses related to a change by the FDIC in its assessment base from deposits to assets in the second quarter of 2011, which resulted in a smaller FDIC assessment.  Other expenses increased due to the expenses related to the Treasury’s auction of its Series A Preferred Stock in the Company and the Company’s bid to purchase such stock and costs related to the closing of six branches announced in the first quarter of 2012.  The Company’s efficiency ratio was 65.8% for the first quarter of 2012 compared to 66.2% for the same period a year ago.

Income Taxes

The effective tax rate for the first quarter of 2012 was 16.7% versus 6.2% for the same period 2011.  The increase was due to the increase in pre-tax income in the first quarter of 2012 offset by the same amount of tax exempt and tax credits that were taken in the first quarter of 2011.  Also, there were some expenses in the first quarter that are non-deductible for tax purposes.

Financial Condition

Total assets at March 31, 2012 were $2,764,286, a slight increase from total assets of $2,754,180 as of December 31, 2011.  The individual components of the asset side of the balance sheet remained basically the same as the balances at December 31, 2011.  This included loan balances which had decreased approximately $150 million in 2011.  Average earning assets represented 89.9% of average total assets for the first three months of 2012 and 90.9% for the same period in 2011. Average loans represented 72.5% of average deposits in the first three months of 2012 and 75.7% for the comparable period in 2011. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 56.5% and 60.4% for the three month periods ended March 31, 2012 and 2011 respectively.

While deposits remained flat at March 31, 2012 compared to December 31, 2011, noninterest bearing deposits, interest bearing demand deposits and savings deposits increased $21 million and were offset by a reduction of the same amount in higher-priced CD balances.

Shareholders’ equity was $322 million on March 31, 2012 compared to $337 million on December 31, 2011.  Book value (shareholders’ equity) per common share was $14.18 at March 31, 2012 versus $13.87 at year-end 2011. Accumulated other comprehensive income increased book value per share by $1.13 at March 31, 2012 and increased book value per share by $1.13 at December 31, 2011.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.  As mentioned in Note 11, the Company was able to buy back and retire $21 million of its preferred shares in the first quarter of 2012 at a discount.

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

Total loans (excluding loans held for sale) decreased slightly by $2,300 from year end 2011.  The Company is experiencing improving overall demand across all segments.  Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 24.1% of total loans at March 31, 2012 and 23.8% at December 31, 2011. The Company anticipates this category of loans to decrease as a large portion of future residential real estate loan originations will be sold to the secondary market.  On March 31, 2012, the Company had $19,193 of residential real estate loans held for sale, which was an increase from the year-end balance of $16,620. The Company generally retains the servicing rights on mortgages sold.

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

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Amount	$52,677	$65,197	$65,231	$58,919	$71,277
Percent of loans	3.44%	4.25%	4.18%	3.65%	4.34%

The reduction of $13 million from year end was due to charge-offs taken in the first three months of 2012, the reduction of two credits out of TDR status ($7 million), as well as some paydowns/payoffs.  The two credits out of TDR status were loans that were restructured into A/B notes during mid 2011.  The new restructured notes have made timely payments since the restructuring so they were removed from TDR status at March 31, 2012.  Of the $52,677 of non-performing loans at March 31, 2012, $16,314 had a specific reserve allocated of $4,359.

A reconciliation of the non-performing assets for the first quarter of 2012 and 2011 is as follows:

	2012	2011
Beginning Balance - NPA - January 1,	$80,732	$102,998
Non-accrual
Add: New non-accruals	9,764	8,953
Less: To accrual/payoff/restructured	(2,158)	(6,796)
Less: To OREO	(1,831)	(10,949)
Less: Charge offs	(4,448)	(4,950)
Increase/(Decrease): Non-accrual loans	1,327	(13,742)
Other Real Estate Owned (OREO)
Add: New OREO properties	1,831	10,949
Less: OREO sold	(6,051)	(1,292)
Less: OREO losses (write-downs)	(562)	(532)
Increase/(Decrease): OREO	(4,782)	9,125
Increase/(Decrease): Repossessions	(79)	(18)
Increase/(Decrease): 90 Days Delinquent	(2,998)	4,247
Increase/(Decrease): TDR’s	(10,849)	(10,747)
Total NPA change	(17,381)	(11,135)
Ending Balance - NPA - March 31	$63,351	$91,863

At March 31, 2012, only two of the non-accrual loan balances were greater than $1,000 compared to one loan balance greater than $1,000 at December 31, 2011. These loans are primarily land development and real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses. In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate, other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection. The Company reviews each relationship before it grants the concession to insure the creditor can comply with the new terms. To date, most of the concessions have been extensions of maturity dates.

During the first quarter of 2012, the Company experienced a $40 million reduction in its Special Mention loans in the commercial loan portfolio.  80% of the decrease was in the Other Real Estate Category.  Approximately two-thirds of these type loans upgraded during the first quarter with one third experiencing deterioration and were downgraded

The provision for loan losses was $3,100 in the first quarter of 2012 compared to $5,600 for the same period in 2011 and $3,200 for the fourth quarter of 2011. The decrease in provision expense from 2011 was primarily due to the relative stabilization in the amount of non-performing and watch list loans in the aggregate.  The amount of new non-accrual loans in the first quarter of 2012 was approximately the same as the fourth quarter of 2011.

Net loan losses were $4,448 for the first quarter of 2012 compared to $4,950 for the same period a year ago.  Almost 75% of the Company’s charge-offs for the first three months of 2012 was related to 6 commercial credits.  All but approximately $854 of these charge-offs had an allowance allocated in 2011 or prior.

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The allowance for loan losses as of March 31, 2012 was considered adequate by management.  The allowance for loan losses was $38,541 as of March 31, 2012 and represented 2.52% of total outstanding loans compared to $39,889 as of December 31, 2011 or 2.60% of total outstanding loans.  The slight decrease in the percentage was due to an improvement in nonperforming assets for the quarter.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of March 31, 2012, the Company had $885,601 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $35,159 was recorded to adjust the AFS portfolio to current market value at March 31, 2012, compared to an unrealized pre-tax gain of $35,218 at December 31, 2011. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future and the decline in fair value is largely due to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 86.7% and 87.7% of total average earning assets for the three-month periods ending March 31, 2012 and 2011. Total interest-bearing deposits averaged 85.0% and 87.6% of average total deposits for the three-month periods ending March 31, 2012 and 2011, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $151,354 outstanding at March 31, 2012. These advances have interest rates ranging from 1.84% to 5.90%.  All of the current advances were originally long-term advances with approximately $21,000 maturing in 2012, $15,000 maturing in 2013, $25,000 maturing in 2014, $10,000 maturing in 2015, and $80,000 maturing in 2016 and beyond.

Capital Resources

Total shareholders’ equity was $322,163 at March 31, 2012, which was a decrease of $14,390 compared to the $336,553 of shareholders’ equity at December 31, 2011. The decrease in shareholders’ equity was primarily attributable to the Company’s purchase and retirement of a portion of its preferred shares of $20,823, preferred and common dividends of $763 and $202 respectively, offset by net income of $6,011 for the first three months of 2012 and an increase in retained earnings of $1,242 as a result of buying the preferred stock at less than par value.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At March 31, 2012, Tier 1 capital to total average assets was 10.5%. Tier 1 capital to risk-adjusted assets was 16.9%. Total capital to risk-adjusted assets was 18.1%. All three ratios exceed all required ratios established for bank holding companies.  Risk-adjusted capital levels of the Bank exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.01 per share in the first quarter of 2012 versus $0.01 per share for the first quarter of 2011.  To prudently manage capital, the Company elected to reduce its dividend starting in the second quarter of 2009.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 80.0% of total earning assets for the three months ended March 31, 2011 and 78.8% for the same period in 2011.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2012 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

Other than as set forth above, there have been no material changes to the risk factors disclosed in the Corporation’s Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 12, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)                                  Issuer Purchases of Equity Securities.  The Company repurchased the following registered securities during the first quarter of 2012:

				Maximum Number
			Total Number of Shares	(or Approximate Dollar
	Total Number	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	of Shares (or	Paid Per Share	of Publicly Announced Plans	That May Yet Be Purchased
Period	Units) Purchased	(or Unit)	or Programs	Under the Plans or Programs (1)

January 2012	—	—	—	0

February 2012	—	—	—	0

March 2012	21,030	$931.11	0	0
Total:	21,030		68

(1)         On March 28, 2012, the U.S. Treasury auctioned 57,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of the Company, in a registered public stock offering.  The Company successfully bid on a portion of the Preferred Stock.

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

101

The following financial statements and notes from the MainSource Financial Group Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i)  Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the condensed consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSOURCE FINANCIAL GROUP, INC.

May 10, 2012

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

May 10, 2012

/s/ James M. Anderson
James M. Anderson
Senior Vice President & Chief Financial Officer