Form 10-Q
period 2012-06-30
MAINSOURCE FINANCIAL GROUP
filed 2012-08-09
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of August 9, 2012 there were outstanding 20,287,425 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

Item 1. Financial Statements

	(Unaudited)
	June 30,	December 31,
	2012	2011
Assets
Cash and due from banks	$54,645	$66,864
Money market funds and federal funds sold	47,667	42,284
Cash and cash equivalents	102,312	109,148
Securities available for sale	896,037	876,090
Loans held for sale	10,878	16,620
Loans, net of allowance for loan losses of $38,289 and $39,889	1,508,221	1,494,490
Restricted stock, at cost	15,845	15,856
Premises and equipment, net	49,740	50,652
Goodwill	61,919	61,919
Purchased intangible assets	6,263	7,163
Cash surrender value of life insurance	48,771	48,204
Interest receivable and other assets	66,647	74,038
Total assets	$2,766,633	$2,754,180

Liabilities
Deposits
Noninterest bearing	$364,030	$334,345
Interest bearing	1,821,066	1,825,555
Total deposits	2,185,096	2,159,900
Securities sold under agreement to repurchase	24,428	25,789
Federal Home Loan Bank (FHLB) advances	146,150	151,427
Subordinated debentures	50,342	50,267
Other liabilities	30,759	30,244
Total liabilities	2,436,775	2,417,627

Shareholders’ equity
Preferred stock, no par value Authorized shares - 400,000 Issued and outstanding shares — 34,150 and 57,000 Aggregate liquidation preference — $34,150 and $57,000	33,843	56,387
Common stock $.50 stated value: Authorized shares - 100,000,000 Issued shares — 20,844,627 and 20,780,616 Outstanding shares — 20,280,225 and 20,206,214	10,430	10,411
Treasury stock — 564,402 and 574,402 at cost	(9,204)	(9,367)
Additional paid-in capital	223,738	223,510
Retained earnings	45,374	32,720
Accumulated other comprehensive income	25,677	22,892
Total shareholders’ equity	329,858	336,553
Total liabilities and shareholders’ equity	$2,766,633	$2,754,180

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Dollar amounts in thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest income
Loans, including fees	$21,332	$23,725	$42,752	$47,695
Securities	6,275	7,333	12,729	14,517
Other interest income	71	64	106	87
Total interest income	27,678	31,122	55,587	62,299
Interest expense
Deposits	2,040	3,829	4,275	8,115
Federal Home Loan Bank advances	1,404	1,421	2,805	2,881
Subordinated debentures	456	437	922	866
Other borrowings	28	45	57	97
Total interest expense	3,928	5,732	8,059	11,959
Net interest income	23,750	25,390	47,528	50,340
Provision for loan losses	2,500	4,000	5,600	9,600
Net interest income after provision for loan losses	21,250	21,390	41,928	40,740
Non-interest income
Mortgage banking	2,099	1,197	4,214	2,515
Trust and investment product fees	908	813	1,736	1,753
Service charges on deposit accounts	4,910	4,517	9,286	8,415
Net realized gains on securities	48	2,521	1,035	3,654
Other-than-temporary loss
Total impairment loss	—	—	(500)	—
Loss recognized in other comprehensive income	—	—	—	—
Net impairment loss recognized in earnings	—	—	(500)	—
Increase in cash surrender value of life insurance	280	303	567	594
Interchange income	1,732	1,564	3,382	2,980
Gain/(Loss) on sale and write-down of OREO	39	(196)	(213)	(561)
Other income	727	801	1,058	1,489
Total non-interest income	10,743	11,520	20,565	20,839
Non-interest expense
Salaries and employee benefits	12,535	12,580	24,791	25,413
Net occupancy	1,684	1,648	3,346	3,415
Equipment	2,159	1,938	4,243	3,918
Intangibles amortization	448	492	900	984
Telecommunications	432	493	837	965
Stationery printing and supplies	355	385	672	799
FDIC assessment	512	907	1,420	2,168
Marketing	994	1,126	1,942	2,207
Collection expense	968	902	2,017	1,916
Consultant expense	250	—	250	—
Other expenses	3,105	2,912	6,305	5,418
Total non-interest expense	23,442	23,383	46,723	47,203
Income before income tax	8,551	9,527	15,770	14,376
Income tax expense	1,569	1,901	2,777	2,204
Net income	6,982	7,626	12,993	12,172
Preferred dividends and discount accretion	(473)	(764)	(1,236)	(1,527)
Net income available to common shareholders	$6,509	$6,862	$11,757	$10,645

Net income	$6,982	$7,626	$12,993	$12,172
Other comprehensive income, net of tax:	2,824	3,063	2,785	5,902
Comprehensive income	$9,806	$10,689	$15,778	$18,074
Cash dividends declared per common share	0.01	0.01	0.02	0.02
Net income per common share-basic and diluted	.32	.34	.58	.53

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollar amounts in thousands)

	Six month ended June 30,
	2012	2011
Operating Activities
Net income	$12,993	$12,172
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,600	9,600
Depreciation expense	2,730	2,546
Amortization of mortgage servicing rights	933	552
Valuation allowance on mortgage servicing rights	226	—
Securities amortization, net	2,187	1,103
Stock based compensation expense	344	134
Amortization of purchased intangible assets	900	984
Earnings on cash surrender value of life insurance policies	(567)	(594)
Gain on life insurance benefit	—	(141)
Securities gains	(535)	(3,654)
Loss on sale and write-down of OREO	213	561
Gain on loans sold	(2,703)	(1,510)
Loans originated for sale	(99,336)	(73,243)
Proceeds from loan sales	107,781	76,076
Change in other assets and liabilities	(398)	2,807
Net cash provided by operating activities	30,368	27,393

Investing Activities
Purchases of securities available for sale	(93,938)	(199,816)
Proceeds from calls, maturities, and payments on securities available for sale	55,739	65,032
Proceeds from sales of securities available for sale	20,886	120,600
Proceeds from life insurance benefit	—	893
Proceeds from sale of OREO	8,452	9,667
Loan originations and payment, net	(22,277)	41,064
Purchases of premises and equipment	(1,818)	(3,447)
Proceeds from redemption of restricted stock	11	2,191
Net cash provided/(used) by investing activities	(32,945)	36,184

Financing Activities
Net change in deposits	25,196	32,082
Net change in other borrowings	(1,361)	7,627
Repayment of FHLB advances	(5,277)	(10,373)
Proceeds from exercise of stock options	66	—
Repurchase of preferred stock	(21,324)	—
Cash dividends on preferred stock	(1,154)	(1,425)
Cash dividends on common stock	(405)	(403)
Net cash provided/(used) by financing activities	(4,259)	27,508
Net change in cash and cash equivalents	(6,836)	91,085
Cash and cash equivalents, beginning of year	109,148	60,123
Cash and cash equivalents, end of period	$102,312	$151,208

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

The following table summarizes stock option activity:

	Six Months Ended June 30, 2012
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	403,223	$13.15
Granted	66,000	11.73
Exercised	(10,000)	(5.40)
Forfeited or expired	(9,681)	(13.02)
Outstanding, period end	449,542	$13.12
Options exercisable at period end	300,302	$14.27
Fully vested and expected to vest	439,343	$13.17

The following table details stock options outstanding:

	June 30, 2012	December 31, 2011
Stock options vested and currently exercisable:
Number	300,302	311,154
Weighted average exercise price	$14.27	$14.19
Aggregate intrinsic value	$549	$294
Weighted average remaining life (in years)	3.8	4.5

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $31 and $48 in stock compensation expense during the three and six months ended June 30, 2012 and $16 and $33 in stock compensation expense during the three and six months ended June 30, 2011 to salaries and employee benefits. There were 66,000 options granted in the second quarter of 2012.  In order to calculate the fair value of the options granted in 2012, the following weighted-average assumptions were used as of the grant dates:  risk free interest rate of 1.34%, expected option life 7.0 years, expected price volatility 40.5%, and dividend yield of 0.34%.  The weighted average fair value of the options issued in 2012 was $4.91.  There were 6,000 options granted in the first quarter of 2011, 3,500 options in the second quarter of 2011, and 5,000 in the third quarter of 2011.  In order to calculate the fair value of the options granted in 2011, the following weighted-average assumptions were used as of the grant dates:  risk free interest rate of 2.36%, expected option life 7.0 years, expected price volatility 61.4%, and dividend yield of 0.46%.  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2012 and beyond is estimated as follows:

Year	(in thousands)
July 2012 - December 2012	$86
2013	105
2014	111
2015	93

During the second quarter of 2012, the Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers pursuant to the Company’s annual performance-based incentive bonus plan.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date.  The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date, April 25, 2012 ($11.85).  The stock awards vest as follows — 80% on the second anniversary of the date of grant and 20% on the third anniversary of the date of grant.  A total of 48,061 shares of common stock of the Company were granted.  Total compensation expense for the restricted stock grants was $94 and $129 for the three and six month periods ended June 30, 2012.  The compensation expense for the three and six month periods ended June 30, 2011 was $47 and $47.

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

A summary of changes in the Company’s nonvested shares for the year follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2012	46,244	$9.68

Granted	48,061	11.85

Vested	0	0

Forfeited	0	0

Nonvested at June 30, 2012	94,305	$10.79

As of June 30, 2012, there was $840 of total unrecognized compensation costs related to nonvested restricted stock awards granted under this plan that will be recognized over the remaining vesting period of approximately 2.3 years.  The recognized compensation costs related to this plan were $129 and $37 for the first six months of 2012 and 2011 respectively.

Beginning with the retainer paid to the Board in 2011, members of the Board of Directors of the Company can make an annual election to have their retainer paid in cash, Company stock, or a combination of cash and stock during the following year.  The annual retainer is paid quarterly, on May 1, August 1, November 1, and February 1 of each year, for all directors serving on the Board on those dates.  Other expense is recognized over the three month period of the awards based on the fair value of the stock at the issue dates.  The value of the quarterly awards is determined by multiplying the award amount by the average closing price of a share of Company common stock on the five trading days prior to the issuance of the stock ($9.53 for the second quarter 2011 payouts, $8.80 for the third quarter 2011 payouts, $9.44 for the fourth quarter 2011 payouts, $9.29 for the first quarter 2012 payouts, and $11.83 for the second quarter 2012 payouts).  The shares issued vest immediately. Shares awarded by quarter were as follows:

Quarter	Year	Shares
2 Q	2011	6,750
3 Q	2011	7,902
4 Q	2011	9,130
1 Q	2012	8,750
2 Q	2012	7,200

The expense associated with the directors’ shares was $85 and $166 for the three and six month periods ended June 30, 2012.  For the three and six month periods ended June 30, 2011, the expense was $64 and $64.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2012	Cost	Gains	Losses	Value
Available for Sale
U. S. government agency	$2,122	$36	$—	$2,158
State and municipal	300,468	25,767	(94)	326,141
Mortgage-backed securities-residential (GSE’s)	264,228	8,912	(25)	273,115
Collateralized mortgage obligations	281,204	4,994	(55)	286,143
Equity securities	4,938	—	—	4,938
Other securities	3,573	—	(31)	3,542
Total available for sale	$856,533	$39,709	$(205)	$896,037

As of December 31, 2011
Available for Sale
State and municipal	$320,269	$24,723	$(115)	$344,877
Mortgage-backed securities-residential (GSE’s)	264,619	7,074	(189)	271,504
Collateralized mortgage obligations	246,985	3,807	(25)	250,767
Equity securities	5,410	—	—	5,410
Other securities	3,589	—	(57)	3,532
Total available for sale	$840,872	$35,604	$(386)	$876,090

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity or with no maturity are shown separately.

	Available for Sale
June 30, 2012	Amortized Cost	Fair Value
Within one year	$3,238	$3,277
One through five years	50,431	52,995
Six through ten years	83,972	90,722
After ten years	168,522	184,847
Mortgage-backed securities-residential (GSE’s)	264,228	273,115
Collateralized mortgage obligations	281,204	286,143
Equity securities	4,938	4,938
Total available for sale securities	$856,533	$896,037

Proceeds from sales of securities available for sale were $20,886 and $120,600 for the six months ended June 30, 2012 and 2011, respectively. Gross gains of $1,070 and $3,737 and gross losses of $35 and $83 were realized on these sales during 2012 and 2011, respectively.  In addition to the gross gains and losses from sales, there was a $500 impairment loss recognized on one investment during the first quarter of 2012.

Proceeds from sales of securities available for sale were $930 and $77,172 for the three months ended June 30, 2012 and 2011, respectively. Gross gains of $48 and $2,521 and gross losses of $0 and $0 were realized on these sales during 2012 and 2011, respectively.

Below is a summary of securities with unrealized losses as of June 30, 2012 and December 31, 2011 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
June 30, 2012 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$2,191	$(72)	$265	$(22)	$2,456	$(94)
Mortgage-backed securities-residential (GSE’s)	11,133	(25)	—	—	11,133	(25)
Collateralized mortgage obligations	11,932	(55)	—	—	11,932	(55)
Other securities	—	—	970	(31)	970	(31)
Total temporarily impaired	25,256	(152)	1,235	(53)	26,491	(205)

	Less than 12 months		12 months or longer		Total
December 31, 2011 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$1,576	$(72)	$237	$(43)	$1,813	$(115)
Mortgage-backed securities-residential (GSE’s)	50,493	(189)	—	—	50,493	(189)
Collateralized mortgage obligations	25,527	(25)	—	—	25,527	(25)
Other securities	945	(57)	—	—	945	(57)
Total temporarily impaired	$78,541	$(343)	$237	$(43)	$78,778	$(386)

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

As of June 30, 2012, the Company’s security portfolio consisted of 944 securities, 14 of which were in an unrealized loss position.  Unrealized losses on state and municipal securities have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The Company monitors the financial condition of these issuers. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

At June 30, 2012, almost all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value of approximately $25 is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

The Company’s collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations with a market value of $286,143 which had unrealized losses of approximately $55 at June 30, 2012. The Company monitors to ensure it has adequate credit support and as of June 30, 2012, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. All securities are investment grade.

The unrealized losses on other securities are related to one single issue trust preferred security and have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the security before its anticipated recovery. The Company performs a quarterly review of this security and based on this review, no evidence of adverse changes in expected cash flows is anticipated. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not the expected cash flows of the individual security. Currently, the issuer has made all contractual payments and given no indication that they will not be able to make them into the future. The fair value of these debt securities is expected to recover as the securities approach their maturity date. As of June 30, 2012, the fair value of the security was $970 with an unrealized loss of $31.

During the first quarter of 2012, the Company determined that one of its equity holdings was other than temporarily impaired and wrote down the security by $500 to its fair value of $250. This amount was included in net realized gains/(losses) on securities.

NOTE 4 - LOANS AND ALLOWANCE

Loans were as follows:

	June 30, 2012	December 31, 2011
Commercial
Commercial and industrial	122,893	114,367
Agricultural	21,576	20,741
Commercial Real Estate
Farm	57,823	46,308
Hotel	139,650	146,358
Construction and development	29,918	30,746
Other	522,026	540,752
Residential
1-4 family	381,374	365,710
Home equity	217,925	212,202
Consumer
Direct	49,566	51,157
Indirect	3,759	6,038
Total loans	1,546,510	1,534,379
Allowance for loan losses	(38,289)	(39,889)
Net loans	$1,508,221	$1,494,490

Activity in the allowance for loan losses for the six months ended June 30, 2012 and 2011 and the recorded investment of loans and allowances by portfolio segment and impairment method as of June 30, 2012 were as follows:

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2012	$5,562	$30,476	$2,972	$879	$39,889
Provision charged to expense	(795)	4,091	1,709	595	5,600
Losses charged off	(277)	(6,089)	(1,832)	(1,506)	(9,704)
Recoveries	455	1,102	126	821	2,504
Balance, June 30, 2012	$4,945	$29,580	$2,975	$789	$38,289

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2011	$6,386	$32,653	$2,281	$1,285	$42,605
Provision charged to expense	(259)	7,816	1,653	390	9,600
Losses charged off	(543)	(9,266)	(1,710)	(1,038)	(12,557)
Recoveries	205	648	364	597	1,814
Balance, June 30, 2011	$5,789	$31,851	$2,588	$1,234	$41,462

The balance of recorded investment of loans and allowance for loan losses by portfolio segment and impairment method as of June 30, 2012 and December 31, 2011 were as follows:

As of June 30, 2012
Ending Balance individually evaluated for impairment	$1,000	$5,974	$—	$—	$6,974
Ending Balance collectively evaluated for impairment	3,945	23,606	2,975	789	31,315
Total ending allowance balance	$4,945	$29,580	$2,975	$789	$38,289
Loans
Ending Balance individually evaluated for impairment	$5,363	$33,247	$15,275	$1,095	$54,980
Ending Balance collectively evaluated for impairment	139,106	716,170	584,024	52,230	1,491,530
Total ending loan balance excludes $5,401 of accrued interest	$144,469	$749,417	$599,299	$53,325	$1,546,510

As of December 31, 2011	Commercial	Commercial Real Estate	Residential	Consumer	Total
Ending Balance individually evaluated for impairment	$1,193	$5,476	$—	$—	$6,669
Ending Balance collectively evaluated for impairment	4,369	25,000	2,972	879	33,220
Total ending allowance balance	$5,562	$30,476	$2,972	$879	$39,889

Loans
Ending Balance individually evaluated for impairment	$5,144	$41,149	$14,522	$1,116	$61,931
Ending Balance collectively evaluated for impairment	129,964	723,015	563,390	56,079	1,472,448
Total ending loan balance excludes $5,835 of accrued interest	$135,108	$764,164	$577,912	$57,195	$1,534,379

The recorded investment in loans excludes accrued interest receivable due to immateriality.

Activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2012 and June 30, 2011 was as follows:

	June 30, 2012
	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, April 1	$5,331	$30,240	$2,012	$958	$38,541
Provision charged to expense	(577)	1,198	1,527	352	2,500
Losses charged off	(97)	(2,181)	(618)	(887)	(3,783)
Recoveries	288	323	54	366	1,031
Balance, June 30	$4,945	$29,580	$2,975	$789	$38,289

	June 30, 2011
	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, April 1	$5,949	$33,229	$2,607	$1,470	$43,255
Provision charged to expense	(53)	3,450	606	(3)	4,000
Losses charged off	(284)	(5,004)	(788)	(488)	(6,564)
Recoveries	177	176	163	255	771
Balance, June 30	$5,789	$31,851	$2,588	$1,234	$41,462

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012:

June 30, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded
Commercial
Commercial and industrial	$2,349	$2,346	$1,000
Commercial Real Estate
Farm	461	461	124
Construction and development	1,304	1,206	606
Other	18,096	16,018	5,244
Subtotal — impaired with allowance recorded	22,210	20,031	6,974
With no related allowance recorded
Commercial
Commercial & industrial	3,521	2,996
Agricultural	320	21
Commercial Real Estate
Farm	690	633
Hotel	265
Construction and development	6,460	3,568
Other	13,766	11,361
Residential
1-4 Family	13,093	12,198
Home Equity	3,276	3,077
Consumer
Direct	1,058	1,042
Indirect	56	53
Subtotal — impaired with allowance recorded	42,505	34,949
Total impaired loans	$64,715	$54,980	$6,974

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following tables presents the three and six month average balance of impaired loans at June 30, 2012 and 2011.

At June 30, 2012	Three Month Average Balance	Six Month Average Balance
Commercial
Commercial and industrial	$4,999	$5,028
Agricultural	28	38
Commercial Real Estate
Farm	1,048	1,038
Hotel	102	1,991
Construction and development	4,828	5,657
Other	26,591	26,743
Residential
1-4 family	12,055	12,052
Home equity	2,939	2,785
Consumer
Direct	1,043	1,056
Indirect	61	52
Total loans	53,694	56,440

At June 30, 2011	Three Month Average Balance	Six Month Average Balance
Commercial
Commercial and industrial	$6,823	$7,246
Agricultural	124	126
Commercial Real Estate
Farm	1,092	1,128
Hotel	6,066	8,265
Construction and development	6,664	10,777
Other	28,536	29,396
Residential
1-4 family	10,661	12,070
Home equity	1,708	1,776
Consumer
Direct	1,063	1,186
Indirect	59	64
Total loans	$62,796	$72,034

Total interest income recognized and cash basis interest recognized on impaired loans for the second quarter of 2012 and 2011 was $1 and $25 and total income recognized and cash basis interest recognized on impaired loans on the first six months of 2012 and 2011 was $28 and $73.

The following table presents loans individually evaluated for impairment by class of loans at December 31, 2011:

December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded
Commercial
Commercial and industrial	3,130	3,057	1,193
Agricultural
Commercial Real Estate
Farm	486	486	193
Hotel	5,385	5,385	100
Construction and development	5,558	5,476	2,371
Other	14,400	14,322	2,812
Subtotal — impaired with allowance recorded	28,959	28,726	6,669
With no related allowance recorded
Commercial
Commercial & industrial	2,720	2,030
Agricultural	351	57
Commercial Real Estate
Farm	579	531
Hotel	876	384
Construction and development	2,996	1,839
Other	16,325	12,726
Residential
1-4 Family	12,344	12,045
Home Equity	2,548	2,477
Consumer
Direct	1,096	1,083
Indirect	35	33
Subtotal — impaired with allowance recorded	39,870	33,205
Total impaired loans	68,829	61,931	6,669

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2012 and December 31, 2011

	Non-accrual		Past due over 90 days and still accruing
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Commercial
Commercial and industrial	$3,263	$2,518	$34	$—
Agricultural	21	57
Commercial Real Estate
Farm	1,094	1,016
Hotel	—	384
Construction and development	4,773	3,240
Other	23,564	21,060		3,259
Residential
1-4 Family	11,222	10,873
Home Equity	2,656	2,105
Consumer
Direct	292	242		7
Indirect	53	33
Total	$46,938	$41,528	$34	$3,266

The following table presents the aging of the recorded investment in past due loans as of June 30, 2012 by class of loans:

June 30, 2012	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$122,893	$131	$406	$2,604	$3,141	$119,752
Agricultural	21,576	—	—	21	21	21,555
Commercial Real Estate
Farm	57,823	212	—	1,043	1,255	56,568
Hotel	139,650	—	—	—	—	139,650
Construction and development	29,918	360	549	4,544	5,453	24,465
Other	522,026	2,730	1,454	14,809	18,993	503,033
Residential
1-4 Family	381,374	3,289	2,192	6,306	11,787	369,587
Home Equity	217,925	707	249	1,803	2,759	215,166
Consumer
Direct	49,566	106	83	39	228	49,338
Indirect	3,759	20	3	15	38	3,721
Total — excludes $5,401 of accrued interest	$1,546,510	$7,555	$4,936	$31,184	$43,675	$1,502,835

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

December 31, 2011	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$114,367	1,139	655	1,831	3,625	110,742
Agricultural	20,741			57	57	20,684
Commercial Real Estate
Farm	46,308		58	905	963	45,345
Hotel	146,358			384	384	145,974
Construction and development	30,746	61		3,179	3,240	27,506
Other	540,752	4,249	3,576	16,529	24,354	516,398
Residential
1-4 Family	365,710	9,327	2,233	7,182	18,742	346,968
Home Equity	212,202	1,417	500	1,491	3,408	208,794
Consumer
Direct	51,157	382	146	129	657	50,500
Indirect	6,038	87	24	16	127	5,911
Total — excludes $5,835 of accrued interest	$1,534,379	16,662	7,192	31,703	55,557	1,478,822

Troubled Debt Restructurings

During the period ending June 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 60 months to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 14 months.

The troubled debt restructurings increased the allowance for loan losses by $0 for the three month period ending June 30, 2012.  For the six month period ending June 30, 2012 the allowance was increased by $0.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending June 30, 2012:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
June 30, 2012	Number of Loans	Investment	Investment
Residential
Home Equity	1	$70	$70
Total	1	$70	$70

The following table presents loans by class modified as troubled debt restructurings that occurred during the six month period ending June 30, 2012:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Loans	Investment	Investment
Residential
Home Equity	1	$70	$70
Consumer
Direct	1	4	4
Total	2	$74	$74

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three month period ending June 30, 2012:

	Number of Loans	Recorded Investment
Commercial
Commercial and industrial	1	$137
Commercial real estate:
Development	1	323
Other	2	2,019
Residential
Home Equity	1	12

Total	5	$2,491

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six month period ending June 30, 2012:

	Number of Loans	Recorded Investment
Commercial
Commercial and industrial	1	$137
Commercial real estate:
Development	1	323
Other	8	2,962
Residential
Home Equity	1	12

Total	11	$3,434

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

The Company has allocated $1,116 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012. The Company has committed to lend additional amounts totaling $0 to customers with outstanding loans that are classified as troubled debt restructurings.  At December 31, 2011, the comparable numbers were $3,013 of specific reserves and $0 of commitments.

During the second quarter of 2012, charge offs of $15 were taken on troubled debt restructuring loans.  No reserves were provided on these loans in prior quarters.  For the first six months of 2012, charge offs of $2,399 were taken on troubled debt restructurings with reserves of $1,768 provided on these loans in prior quarters.

The terms of certain other loans were modified during the six month period ending June 30, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of June 30, 2012 of $18,668. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant

Credit Quality Indicators:

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

Special Mention — Loans classified as special mention have above average risk that requires management’s ongoing attention. The borrower may demonstrate inability to generate profits or to maintain net worth, chronic delinquency and/or a demonstrated lack of willingness or capacity to meet obligations.

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

Non-accrual — Loans classified as non-accrual are loans where further accrual of interest is stopped because payment in full of principal and interest is not expected. In most cases, the principal and interest has been in default for a period of 90 days or more.

As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

June 30, 2012	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$100,399	$7,459	$11,772	$3,263
Agricultural	21,547	—	8	21
Commercial Real Estate
Farm	54,965	1,154	610	1,094
Hotel	89,762	33,461	16,427	—
Construction and development	19,077	2,228	3,839	4,774
Other	437,311	31,816	29,335	23,564
Total	$723,061	76,118	61,991	32,716

December 31, 2011	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	93,380	11,935	6,534	2,518
Agricultural	20,150	524	10	57
Commercial Real Estate
Farm	42,847	2,151	294	1,016
Hotel	77,259	51,900	16,815	384
Construction and development	15,498	3,212	8,796	3,240
Other	422,385	66,377	30,930	21,060
Total	671,519	136,099	63,379	28,275

Beginning in late 2011, loans not meeting the criteria above that are analyzed individually as part of the above described process are classified by delinquency. These loans are primarily residential mortgage and consumer loans. All consumer loans fully or partially secured by 1-4 residential real estate that are 60-89 days are classified as Watch. If loans are greater than 90 days past due, they are classified as Substandard. Consumer loans not secured by 1-4 family residential real estate that are 60-119 days past due are classified Substandard while loans greater than 119 days are classified as Loss. As of June 30, 2012 and December 31, 2011, the performing/non performing loans by category of loans is as follows

June 30, 2012	Performing	Watch	Substandard
Residential
1-4 Family	$372,876	$2,192	$6,306
Home Equity	215,873	249	1,803
Total	$588,749	$2,441	$8,109

December 31, 2011	Performing	Watch	Substandard
Residential
1-4 Family	$356,295	2,233	7,182
Home Equity	210,211	500	1,491
Total	566,506	2,733	8,673

June 30, 2012	Performing	Substandard	Loss
Consumer
Direct	$49,444	$114	$8
Indirect	3,741	18	—
Total	$53,185	$132	$8

December 31, 2011	Performing	Substandard	Loss
Consumer
Direct	50,882	201	74
Indirect	5,998	25	15
Total	$56,880	$226	$89

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned is recorded in other assets on the balance sheet.  Activity in other real estate owned was as follows:

	2012	2011
Beginning Balance – January 1	$15,456	$11,453
Transfer to other real estate owned	2,946	13,660
Sales – out of other real estate owned	(8,022)	(10,228)
Write-down	(643)	(561)
Ending Balance – June 30	$9,737	$14,324

Expenses related to foreclosed assets include:

	2012	2011
Write downs	$643	$737
Losses / (gains) on sales	(430)	(176)
Net loss / (gain)	$213	$561
Operating expenses	$304	$423

The value of the sale amount above is the carrying value of the property when it is sold.

At June 30, 2012 and 2011, the balance in the valuation account was $2,657 and $1,716.

NOTE 6 — DEPOSITS

	June 30, 2012	December 31, 2011

Noninterest-bearing demand	$364,030	$334,345
Interest-bearing demand	879,847	816,512
Savings	447,706	461,667
Certificates of deposit of $100 or more	161,253	176,056
Other certificates and time deposits	332,260	371,320
Total deposits	$2,185,096	$2,159,900

NOTE 7 - EARNINGS PER SHARE

Earnings per common share (EPS) were computed as follows:

	June 30, 2012			June 30, 2011
For the three months ended:	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per common share:
Net income	$6,982	20,258,692		$7,626	20,183,924
Preferred dividends and accretion	(473)			(764)
Net income available to common shareholders	$6,509	20,258,692	$0.32	$6,862	20,183,924	$0.34
Effect of Dilutive stock options		61,118			35,782
Net income available to common shareholders and assumed conversions	$6,509	20,319,810	$0.32	$6,862	20,219,706	$0.34

Stock options for 296,972 common shares and stock warrants for 571,906 common shares in 2012 and stock options for 251,116 common shares and stock warrants for 571,906 in 2011 were not considered in computing diluted earnings per share because they were antidilutive.

	June 30, 2012			June 30, 2011
For the six months ended:	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per common share:
Net income	$12,993	20,235,338		$12,172	20,159,924
Preferred dividends and accretion	(1,236)			(1,527)
Net income available to common shareholders	11,757	20,235,338	$0.58	10,645	20,159,924	$0.53
Effect of Dilutive stock options		57,622			41,841
Net income available to common shareholders and assumed conversions	$11,757	20,292,960	$0.58	$10,645	20,201,765	$0.53

Stock options for 274,313 common shares and stock warrants for 571,906 common shares in 2012 and stock options for 251,116 common shares and stock warrants for 571,906 in 2011 were not considered in computing diluted earnings per share because they were antidilutive.

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or using market data utilizing pricing models, primarily Interactive Data Corporation (IDC), that vary based upon asset class and include available trade, bid, and other market information. Matrix pricing is used for most municipals, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. The grouping of securities is done according to insurer, credit support, state of issuance, and rating to incorporate additional spreads and municipal curves. For the general market municipals, the Thomson Municipal Market Data curve is used to determine the initial curve for determining the price, movement, and yield relationships with the municipal market (Level 2 inputs). Level 3 securities are largely comprised of small, local municipality issuances.  Fair values are derived through consideration of funding type, maturity and other features of the issuance, and include reviewing financial statements, earnings forecasts, industry trends and the valuation of comparative issuers.  In most cases, the book value of the security is used as the fair value as meaningful pricing data is not readily available.  The fair values are determined by a third party and reviewed by the Company’s investment advisor who reports to the Company’s Asset/Liability and Investments Manager who reports to the Company’s Chief Financial Officer.  Twice a year, a sample of prices supplied by the pricing agent is validated by comparison to prices obtained from other third party sources.

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

The fair value of servicing rights is based on a valuation model from a third party that calculates the present value of estimated net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income.  The inputs used include estimates of prepayment speeds, discount rate, cost to service, contractual servicing fee income, late fees, and float income. The most significant assumption used to value mortgage servicing rights is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At June 30, 2012 the constant prepayment speed (PSA) used was 311 and the discount rate was 9.0%. At December 31, 2011 the constant prepayment speed (PSA) used was 317 and the discount rate was 9.0%.  The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 3 inputs).

The fair value of other real estate owned is measured based on the value of the collateral securing those assets and is determined using several methods. The fair value of real estate is generally determined based on appraisals by qualified licensed appraisers (third party). The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis.  Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Company.  Once received, a member of the Appraisal Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.  Fair values are reviewed on at least an annual basis.  The Company normally applies an internal discount to the value of appraisals used in the fair value evaluation of OREO.  The deductions take into account changing business factors and market conditions as well as disposal costs.  These deductions range from 0% to 50%.  As noted in the impaired loans discussion above, the Company’s Appraisal Manager has the overall responsibility for all appraisals.  The Appraisal Manager reports to the Vice President of Credit Administration who reports to the Chief Credit Officer of the Company.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2012 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment Securities available-for sale
U.S. government agency	$2,158		$2,158
States and municipals	326,141		310,120	16,021
Mortgage-backed securities — residential —Government Sponsored Entity	273,115		273,115
Collateralized mortgage obligations — Government Sponsored Entity	286,143		286,143
Equity securities	4,938	4,688		250
Other securities	3,542		970	2,572
Total securities available-for-sale	$896,037	$4,688	$872,506	$18,843

		Fair Value Measurements at December 31, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment Securities available-for sale
States and municipals	344,877		321,321	23,556
Mortgage-backed securities — residential —Government Sponsored Entity	271,504		271,504
Collateralized mortgage obligations — Government Sponsored Entity	250,767		250,767
Equity securities	5,410	4,660		750
Other securities	3,532		945	2,587
Total securities available-for-sale	$876,090	$4,660	$844,537	$26,893

There were no transfers between Level 1 and Level 2 during the first six months of 2012.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2012 and 2011:

Three months ended June 30

States and municipal	2012	2011
Beginning balance, April 1	$16,267	$—
Total gains or losses (realized / unrealized)
Included in earnings
Gains (losses) on securities
Included in other comprehensive income	(10)
Purchases
Sales
Issuances
Settlements	(236)
Transfers into Level 3		11,180
Transfers out of Level 3
Ending balance, June 30	$16,021	$11,180

Equity securities	2012	2011
Beginning balance, April 1	$250	$750
Total gains or losses (realized / unrealized)
Included in earnings
Gains (losses) on securities
Included in other comprehensive income
Purchases
Issuances
Settlements
Transfers into Level 3
Transfers out of Level 3
Ending balance, June 30	$250	$750

Other securities	2012	2011
Beginning balance, April 1	$2,579	$—
Total gains or losses (realized / unrealized)
Included in earnings
Gains (losses) on securities
Included in other comprehensive income	(7)	—
Purchases
Issuances
Settlements
Transfers into Level 3
Transfers out of Level 3
Ending balance, June 30	$2,572	$—

Six months ended June 30

States and municipal	2012	2011
Beginning balance, January 1	$23,556	$—
Total gains or losses (realized / unrealized)
Included in earnings
Gains (losses) on securities	361
Included in other comprehensive income	(18)
Purchases
Sales	(7,268)
Issuances
Settlements	(610)
Transfers into Level 3		11,180
Transfers out of Level 3
Ending balance, June 30	$16,021	$11,180

Equity securities	2012	2011
Beginning balance, January 1	$750	$750
Total gains or losses (realized / unrealized)
Included in earnings
Gains (losses) on securities	(500)
Included in other comprehensive income
Purchases
Issuances
Settlements
Transfers into Level 3
Transfers out of Level 3
Ending balance, June 30	$250	$750

Other securities	2012	2011
Beginning balance, January 1	$2,587	$1,870
Total gains or losses (realized / unrealized)
Included in earnings
Gains (losses) on securities
Included in other comprehensive income	(15)	97
Purchases
Issuances
Settlements
Transfers into Level 3
Transfers out of Level 3		(1,967)
Ending balance, June 30	$2,572	$—

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

The Company’s equity security valuation was supported by an analysis prepared by the Company’s Investments Manager. Fair value is derived through consideration of funding type, maturity and other features of the issuance, and includes reviewing financial statements, earnings forecasts, industry trends and the valuation of comparative issuers.  In this case, the book value of the security is used as the fair value as meaningful pricing data is not readily available.

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2012 Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Commercial and industrial	$213			$213
Agricultural	—			—
Farm	337			337
Construction and development	600			600
Other	7,902			7,902
Total impaired loans	$9,052			$9,052
Servicing rights	3,135			$3,135
Other real estate owned/assets held for sale
Construction and development	$1,891			$1,891
Other commercial real estate	929			929
Total other real estate owned/assets held for sale	$2,820			$2,820

		Fair Value Measurements at December 31, 2011 Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Commercial and industrial	$519			$519
Agricultural	43			43
Farm	292			292
Construction and development	763			763
Other	6,125			6,125
Total impaired loans	$7,742			$7,742
Servicing rights	$4,000			$4,000
Other real estate owned/assets held for sale
Construction and development	$1,880			$1,880
Other commercial real estate	3,636			3,636
Total other real estate owned/assets held for sale	$5,516			$5,516

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $14,910, with a valuation allowance of $5,858 at June 30, 2012. The Company recorded $456 of provision expense associated with these loans for the three months ended June 30, 2012 and $980 of provision expense associated with these loans for the six months ended June 30, 2012. The Company recorded $1,412 of provision expense associated with these loans for the three month period ended June 30, 2011, and recorded $3,839 of provision expense for the six month period ended June 30, 2011. At December 31, 2011, impaired loans had a gross carrying amount of $11,399 with a valuation allowance of $3,657. A breakdown of these loans by portfolio class at June 30, 2012 is as follows:

	Gross Balance	Valuation Allowance	Net
Commercial and industrial	$292	$79	$213
Farm	461	124	337
Construction and development	1,206	606	600
Other commercial real estate	12,951	5,049	7,902
Ending Balance	$14,910	$5,858	$9,052

Servicing rights, which are carried at lower of cost or fair value, were written down to a fair value of $3,135, resulting in a valuation allowance of $675.  A $226 charge was included in the second quarter 2012 earnings and a $226 charge was included in the first six months of 2012 earnings.  At December 31, 2011, servicing rights were carried at a fair value of $4,000, which is made up of the gross outstanding balance of $4,449, net of a valuation allowance of $449.

Other real estate owned/assets held for sale is evaluated at the time a property is acquired through foreclosure or shortly thereafter.  Fair value is based on appraisals by qualified licensed appraisers.  At June 30, 2012, other real estate owned was carried at a fair value of $2,820, which is made up of the gross outstanding balance of $4,974, net of a valuation allowance of $2,154.  During the second quarter of 2012, these properties were written down by $0.  For the first six months of 2012, these properties were written down by $43.  At December 31, 2011, other real estate/assets held for sale was carried at a fair value of $5,516, which is made up of the gross outstanding balance of $9,519, net of a valuation allowance of $4,003.  During the second quarter of 2011, these properties were written down by $228 and for the first six months of 2011 they were written down by $737.  A breakdown of these properties by portfolio class at June 30, 2012 is as follows:

	Gross Balance	Valuation Allowance	Net
Construction and development	$3,874	$1,983	$1,891
Other commercial real estate	1,100	171	929
Ending Balance	$4,974	$2,154	$2,820

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012.  Impaired commercial, commercial real estate loans, and other real estate owned that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.  The Company uses a 13% rate for estimated selling costs on all impaired loans.  The range of loans examined was loans greater than $250, with the exception of the one commercial and industrial loan.

	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired Loans:
Commercial & industrial	$213	Liquidation value of inventory	Management adjustment	0%-8%
Farm real estate	337	Sales comparison approach	Adjustment for differences between comparable sales	0%-25%
Construction and development	600	Sales comparison approach	Adjustment for differences between comparable sales	0%-30%
Other commercial real estate	7,902	Sales comparison approach, income approach	Adjustment for differences between comparable sales, type of property, current status of property	0%-40%
	$9,052
Other real estate owned:
Construction and development	$1,891	Sales comparison approach	Adjustment for differences between comparable sales.	0%-36%
Other real estate	929	Sales comparison approach	Adjustment for differences between comparable sales.	10%-18%
	$2,820

The following table presents the carrying amounts and estimated fair values of financial instruments, not previously presented, is as follows:

June 30, 1012	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$102,312	$54,645	$47,667		$102,312
Loans including loans held for sale, net	1,510,047		11,234	1,496,198	1,507,432
Restricted stock	15,845				N/A
Interest receivable	10,187		4,786	5,401	10,187
Liabilities
Deposits	(2,185,096)	(364,030)	(1,823,453)		(2,187,483)
Other borrowings	(24,428)		(24,428)		(24,428)
FHLB advances	(146,150)		(158,935)		(158,935)
Interest payable	(1,517)		(1,517)		(1,517)
Subordinated debentures	(50,342)			(31,659)	(31,659)

December 31,2011	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$109,148	$109,148
Loans including loans held for sale, net	1,503,368	1,507,310
Restricted stock	15,856	N/A
Interest receivable	10,814	10,814
Liabilities
Deposits	(2,159,900)	(2,161,888)
Other borrowings	(25,789)	(25,789)
FHLB advances	(151,427)	(164,209)
Interest payable	(1,891)	(1,891)
Subordinated debentures	(50,267)	(26,645)

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

(d) Deposits

The fair values disclosed for non-interest bearing deposits are equal to the amount payable on demand at the reporting date resulting in a Level 1 classification. The carrying amounts of variable rate interest bearing deposits approximate their fair values at the reporting date resulting in a Level 2 classification.  Fair values for fixed rate interest bearing deposits are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

Actual and required capital amounts and ratios are presented below:

			Required for
	Actual		Adequate Capital		To Be Well Capitalized
June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$305,184	18.5%	$132,169	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	284,501	17.2	66,085	4.0	N/A	N/A
Tier 1 capital (to average assets)	284,501	10.4	109,279	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	$282,963	17.3%	$130,969	8.0%	$163,712	10.0%
Tier 1 capital (to risk-weighted assets)	262,279	16.0	65,485	4.0	98,227	6.0
Tier 1 capital (to average assets)	262,279	9.7	108,079	4.0	135,074	5.0

			Required for		To Comply with
	Actual		Adequate Capital		Regulatory Agreement
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$313,902	18.9%	133,201	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	293,039	17.6	66,601	4.0	N/A	N/A
Tier 1 capital (to average assets)	293,039	10.8	108,875	4.0	N/A	N/A

MainSource Bank	299,054	18.1%	132,001	8.0%	181,502	11.0%
Total capital (to risk-weighted assets)	278,191	16.9	66,001	4.0	—	—
Tier 1 capital (to risk-weighted assets)	278,191	10.3	107,675	4.0	215,350	8.0
Tier 1 capital (to average assets)

Management believes as of June 30, 2012, the Company and the Bank meet all capital adequacy requirements to which they are subject to be considered well-capitalized. The holding company is a source of additional financial strength to the Bank with its $14,000 in cash and its ability to downstream additional capital to the Bank.

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

NOTE 11 — TARP REPURCHASE

On March 28, 2012, the U.S. Department of the Treasury priced its secondary public offering of 57,000 shares of the Company’s Preferred Stock.  The Company successfully bid for the purchase of 21,030 shares of the Preferred Stock for a total purchase price of $19,581, plus accrued and unpaid dividends on the Preferred Stock from and including February 15, 2012 to the settlement date, April 3, 2012. The book value of the preferred stock retired was $20,823.  As a result of its successful bid in the offering, the Company retired 21,030 shares of its original sale of 57,000 shares of Preferred Stock on March 29, 2012.  The difference between the book value and the bid price of $1,242 was credited to retained earnings.  The settlement of the offering took place on April 3, 2012.  On May 31, 2012 the Company purchased an additional 1,820 shares or $1,820 of the preferred stock at a cost of $1,747.  The difference between the book value and the bid price of $60 was credited to retained earnings.  None of the remaining shares of outstanding Preferred Stock are held by the U.S. Treasury.  Included in the first six months of 2012 operating results are $250 of expenses associated with Treasury’s auction and the Company’s purchase of the Preferred Stock.

NOTE 12 — BRANCH CLOSURES

In March 2012, the Board of Directors approved the closure of six branch offices in the following locations effective in July of 2012: Potomac, Illinois, and Frankton, Charlestown, Liberty, Jeffersonville and Anderson, Indiana.  The Company currently operates two offices in Anderson, Indiana but intends to consolidate those offices into a single location.  In total, the six branches being closed represent approximately $54 million in deposits.  Included in the first six months of 2012 operating results are $200 thousand of severance costs, $400 thousand of impairment costs for the affected properties, and $100 thousand of other costs related to the closing of the branches.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands except per share data)

Overview

MainSource Financial Group, Inc. (“MainSource or Company”) is a financial holding company whose principal activity is the ownership and management of its subsidiary bank, MainSource Bank (“Bank”) headquartered in Greensburg, Indiana, and MainSource Title, LLC (“MST”). The Bank operates under a state charter and is subject to regulation by its state regulatory agencies and the Federal Deposit Insurance Corporation. MST is subject to regulation by the Indiana Department of Insurance.

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

Results of Operations

Net income for the second quarter of 2012 was $6,982 compared to net income of $7,626 for the second quarter of 2011. The decrease in net income was primarily attributable to securities gains of $2,521 taken by the Company in the second quarter of 2011 compared to $48 in the second quarter of 2012.  Offsetting these gains was a decrease in loan loss provision expense of $1,500 and an increase in mortgage banking income of $902.  Diluted earnings per common share for the second quarter totaled $0.32 in 2012, a decrease from the $0.34 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 8.67% for the second quarter of 2012 while return on average assets was 1.00% for the same period, compared to 9.75% and 1.08% in the second quarter of 2011.

For the six months ended June 30, 2012, net income was $12,993 compared to net income of $12,172 for the same period a year ago.  The slight increase in net income was also primarily attributable to a decrease in the Company’s loan loss provision expense of $4,000 from 2011 and an increase in mortgage banking income of $1,699 offset by a decrease in net interest income of $2,812 and a decrease in securities gains of $3,119.  Earnings per share increased to $.58 for the first six months of 2012 from $.53 for the same period in 2011. Return on average shareholders’ equity was 7.86% for the first six months of 2012 while return on average assets was 0.94% for the same period, compared to 7.94% and 0.88% in the first six months of 2011.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Second quarter net interest income of $23,750 in 2012 was a slight decrease of 6.5% versus the second quarter of 2011. Average earning assets decreased $32 million with the majority of the decrease the result of reduced loan balances of $75 million.  Offsetting this decrease in loans was an increase in the investment portfolio of $61 million. Also affecting margin was an increase in average demand deposits, NOW accounts, and savings accounts of $144 million which offset a decrease in higher costing CD and money market accounts of $183 million.  Net interest margin, on a fully-taxable equivalent basis, was 4.05% for the second quarter of 2012, a twenty basis point decrease compared to 4.25% for the same period a year ago and a twelve basis point decrease on a linked quarter basis.

For the first six months of 2012, the Company’s net interest margin was 4.11% compared to 4.28% for the first six months of 2011.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

Second quarter non-interest income for 2012 was $10,743 compared to $11,520 for the second quarter of 2011.  Contributing to the decrease of $777 was a net decrease in securities gains of $2,473 offset by an increase in mortgage banking of $902, service charges (primarily overdraft fees) of $393 and interchange income of $168.  Continued organic growth in deposit accounts has resulted in higher fee and interchange income.  The continued low interest rate environment has resulted in continued refinancing activities and an increase in mortgage banking income.

For the six months ended June 30, 2012, non-interest income was $20,565 compared to $20,839 for the same period a year ago. Contributing to the decrease of $274 was a net decrease in securities gains of $3,119 and other income of $431.  The primary cause of the other income decrease was the write down of the book value of six branches that the Board of Directors voted to close effective in the third quarter of 2012.  (See Note 12 in the Notes to the Consolidated Financial Statements).  Offsetting these decreases were increases in mortgage banking income of $1,699, service charges on deposit accounts of $871, interchange income of $402, and two write downs of ORE property of $388 taken in the first quarter of 2011.

Non-interest Expense

The Company’s non-interest expense was $23,442 for the second quarter of 2012, compared to $23,383 for the same period in 2011.  The primary increase was in equipment costs of $221 offset by a reduction in the FDIC assessment of $395. The Company’s FDIC premium decreased as a result of its exit from its informal agreement with the FDIC and Indiana DFI during the first quarter of 2012, as well as a change in methodology.  The Company’s efficiency ratio was 64.7% for the second quarter of 2012 compared to 60.4% for the same period a year ago.

For the six months ended June 30, 2012, non-interest expense was $46,723 compared to $47,203 for the same period a year ago. The primary decreases were in salaries and employee benefits of $622, the aforementioned FDIC assessment of $748, and marketing expenses of $265.  The reduction in employee costs is a direct result of the efficiency initiatives completed by the Company in 2011.  The reduction in marketing expenses was due to start up costs involved in 2011 for a checking account acquisition program and a customer/employee engagement survey and improvement program.  Offsetting these decreases were increases in equipment expenses of $325 and other expenses of $887.  Other expenses increased primarily due to the expenses related to the Treasury’s auction of its Series A Preferred Stock in the Company and the Company’s bid to purchase such stock and costs related to the closing of six branches announced in the first quarter of 2012.  The Company’s efficiency ratio was 65.3% for the first six months of 2012 compared to 63.2% for the same period a year ago.

Income Taxes

The effective tax rate for the second quarter of 2012 was 18.3% versus 20.0% for the same period 2011.  The slight decrease was due to the decrease in pre-tax income in the second quarter of 2012.

The effective tax rate for the first six months was 17.6% for 2012 compared to 15.3% for the same period a year ago.  The increase in the effective tax rate was due to the increase in GAAP income before taxes while the Company’s tax exempt income and credits remained relatively consistent with prior periods.  The Company and its subsidiaries file consolidated income tax returns.

Financial Condition

Total assets at June 30, 2012 were $2,766,633, a slight increase from total assets of $2,754,180 as of December 31, 2011.  The individual components of the asset side of the balance sheet remained basically the same as the balances at December 31, 2011.  This included loan balances which had decreased approximately $150 million in 2011.  Gross loan balances increased $12,131 from their December 31, 2011 balance.  Average earning assets represented 90.1% of average total assets for the first six months of 2012 and 90.8% for the same period in 2011. Average loans represented 71.4% of average deposits in the first six months of 2012 and 74.1% for the comparable period in 2011. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 56.1% and 59.1% for the six month periods ended June 30, 2012 and 2011 respectively.

Deposits increased $25 million from December 31, 2011.  The increase in noninterest bearing deposits and interest bearing demand deposits of $93 million more than offset a reduction of higher priced CD balances of $54 million and savings balances of $14 million.

Shareholders’ equity was $330 million on June 30, 2012 compared to $337 million on December 31, 2011.  Book value (shareholders’ equity) per common share was $14.60 at June 30, 2012 versus $13.87 at year-end 2011. Accumulated other comprehensive income increased book value per share by $1.27 at June 30, 2012 and increased book value per share by $1.13 at December 31, 2011.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.  As mentioned in Note 11, the Company was able to buy back and retire $23 million of its preferred shares in the first six months of 2012 at a discount.

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

Total loans (excluding loans held for sale) increased $12,131 from year end 2011.  The Company is experiencing improving overall demand across all segments.  Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 24.7% of total loans at June 30, 2012 and 23.8% at December 31, 2011. The Company anticipates this category of loans to decrease as a large portion of future residential real estate loan originations will be sold to the secondary market.  On June 30, 2012, the Company had $10,878 of residential real estate loans held for sale, which was a decrease from the year-end balance of $16,620. The Company generally retains the servicing rights on mortgages sold.

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

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Amount	$54,944	$52,677	$65,197	$65,231	$58,919
Percent of loans	3.55%	3.44%	4.25%	4.18%	3.65%

The increase of $2 million from March 31 2012 was primarily driven by the downgrade of two substandard loans to non-accrual status.  Of the $54,944 of non-performing loans at June 30, 2012, $20,550 had a specific reserve allocated of $6,974.

A reconciliation of the non-performing assets for the first six months of 2012 is as follows:

	2012	2011
Beginning Balance - NPA - January 1, 2012	$80,732	$102,998
Non-accrual
Add: New non-accruals	20,589	21,685
Less: To accrual/payoff/restructured	(5,013)	(22,989)
Less: To OREO	(2,946)	(13,660)
Less: Charge offs	(7,200)	(10,743)
Increase/(Decrease): Non-accrual loans	5,430	(25,707)
Other Real Estate Owned (OREO)
Add: New OREO properties	2,946	13,660
Less: OREO sold	(8,022)	(10,228)
Less: OREO losses (write-downs)	(643)	(561)
Increase/(Decrease): OREO	(5,719)	2,871
Increase/(Decrease): 90 Days Delinquent	(3,232)	(886)
Increase/(Decrease): Repossessions	(79)	(26)
Increase/(Decrease): TDR’s	(12,451)	(6,007)
Total NPA change	(16,051)	(29,755)
Ending Balance - NPA - June 30, 2012	$64,681	$73,243

At June 30, 2012, two of the non-accrual loan balances were greater than $1,000 compared to one loan balance greater than $1,000 at December 31, 2011.  These loans are primarily land development and real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses.  In the course of resolving nonperforming loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions and mitigate loss to the Bank. Any loans that are modified are reviewed by us to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection.  The Company reviews each relationship before it grants the concession to insure the creditor can comply with the new terms.  To date, most of the concessions have been extensions of maturity dates.

During the first six months of 2012, the Company experienced a $60 million reduction in its Special Mention loans in the commercial portfolio.  50% of the decrease was in the Hotel category and 40% in Other Real Estate.  Approximately 75% of these loans were upgraded during the first six months with 25% experiencing deterioration and were downgraded.

The provision for loan losses was $2,500 in the second quarter of 2012 compared to $4,000 for the same period in 2011 and $3,100 for the first quarter of 2012. For the first six months of 2012 and 2011, the provision for loan loss was $5,600 and $9,600 respectively.  The decrease in provision expense from 2011 was primarily due to the relative stabilization in the amount of non-performing and watch list loans in aggregate and decrease in net charge-offs.  The amount of new non-accrual loans in the second quarter of 2012 was approximately $1,000 higher than the first quarter of 2012.

Net loan losses were $2,752 for the second quarter of 2012 compared to $5,793 for the same period a year ago and $7,200 for the first six months of 2012 compared to $10,743 a year ago.  Approximately 60% of the Company’s charge-offs for the first six months of 2012 was related to 8 commercial credits.  All but approximately $1,267 of these charge-offs had an allowance allocated in 2011 or prior.

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The allowance for loan losses as of June 30, 2012 was considered adequate by management.  The allowance for loan losses was $38,289 as of June 30, 2012 and represented 2.48% of total outstanding loans compared to $39,889 as of December 31, 2011 or 2.60% of total outstanding loans.  The slight decrease in the percentage was due to an improvement in nonperforming assets for the six month period ending June 30, 2012.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of June 30, 2012, the Company had $896,037 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $39,504 was recorded to adjust the AFS portfolio to current market value at June 30, 2012, compared to an unrealized pre-tax gain of $35,218 at December 31, 2011. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future and the decline in fair value is largely due to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 87.2% and 87.9% of total average earning assets for the six-month periods ending June 30, 2012 and 2011. Total interest-bearing deposits averaged 84.6% and 87.5% of average total deposits for the six-month periods ending June 30, 2012 and 2011, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $146,150 outstanding at June 30, 2012. These advances have interest rates ranging from 1.84% to 5.90%.  All of the current advances were originally long-term advances with approximately $16,000 maturing in 2012, $15,000 maturing in 2013, $25,000 maturing in 2014, $10,000 maturing in 2015, and $80,000 maturing in 2016 and beyond.

Capital Resources

Total shareholders’ equity was $329,858 at June 30, 2012, which was a decrease of $6,695 compared to the $336,553 of shareholders’ equity at December 31, 2011. The decrease in shareholders’ equity was primarily attributable to the Company’s purchase and retirement of a portion  of its preferred shares of $22,626, and payment of preferred and common dividends of $1,154 and $405 respectively, offset by net income of $12,993 for the first six months of 2012, other comprehensive income of $2,785 for the first six months of 2012, and an increase in retained earnings of $1,302 as a result of buying the preferred stock at less than par value.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At June 30, 2012, Tier 1 capital to total average assets was 10.4%. Tier 1 capital to risk-adjusted assets was 17.2%. Total capital to risk-adjusted assets was 18.5%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Bank exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.01 per share in the second quarter of 2012 versus $0.01 for the second quarter of 2011.  To prudently manage capital, the Company elected to reduce its dividend starting in the second quarter of 2009.  However, the Company announced that its third quarter 2012 dividend will increase to $0.03 per share.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 80.3% of total earning assets for the six months ended June 30, 2012 and 79.3% for the same period in 2011.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2012 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)       Issuer Purchases of Equity Securities. The Company purchased the following equity securities of the Company during the second quarter of 2012:

				Maximum Number
			Total Number of Shares	(or Approximate Dollar
	Total Number	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	of Shares (or	Paid Per Share	of Publicly Announced Plans	That May Yet Be Purchased
Period	Units) Purchased (1)	(or Unit) (1)	or Programs	Under the Plans or Programs

April 2012	—	—	—	0

May 2012	1,820	$ 960.00	—	0

June 2012	—	—	—	0
Total:	1,820		—

(1)           On May 31, 2012, the Company purchased 1,820 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of the Company in a privately negotiated transaction at a price of $960/share.

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

101

The following financial statements and notes from the MainSource Financial Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i)  Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the condensed consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSOURCE FINANCIAL GROUP, INC.

August 9, 2012

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

August 9, 2012

/s/ James M. Anderson
James M. Anderson
Senior Vice President & Chief Financial Officer