Form 10-Q
period 2012-09-30
MAINSOURCE FINANCIAL GROUP
filed 2012-11-09
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of November 9, 2012 there were outstanding 20,304,525 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

Item 1. Financial Statements

	(Unaudited)
	September 30,	December 31,
	2012	2011
Assets
Cash and due from banks	$65,772	$66,864
Money market funds and federal funds sold	6,645	42,284
Cash and cash equivalents	72,417	109,148
Securities available for sale	902,178	876,090
Loans held for sale	23,929	16,620
Loans, net of allowance for loan losses of $35,246 and $39,889	1,496,279	1,494,490
Restricted stock, at cost	15,642	15,856
Premises and equipment, net	49,521	50,652
Goodwill	61,919	61,919
Purchased intangible assets	7,418	7,163
Cash surrender value of life insurance	59,064	48,204
Interest receivable and other assets	66,639	74,038
Total assets	$2,755,006	$2,754,180

Liabilities
Deposits
Noninterest bearing	$350,790	$334,345
Interest bearing	1,732,228	1,825,555
Total deposits	2,083,018	2,159,900
Securities sold under agreement to repurchase and federal funds purchased	47,733	25,789
Federal Home Loan Bank (FHLB) advances	201,119	151,427
Subordinated debentures	50,380	50,267
Other liabilities	34,232	30,244
Total liabilities	2,416,482	2,417,627

Shareholders’ equity
Preferred stock, no par value Authorized shares - 400,000 Issued and outstanding shares — 34,150 and 57,000 Aggregate liquidation preference — $34,150 and $57,000	33,874	56,387
Common stock $.50 stated value: Authorized shares - 100,000,000 Issued shares — 20,851,827 and 20,780,616 Outstanding shares — 20,297,325 and 20,206,214	10,443	10,411
Treasury stock — 554,502 and 574,402 at cost	(9,043)	(9,367)
Additional paid-in capital	223,836	223,510
Retained earnings	51,292	32,720
Accumulated other comprehensive income	28,122	22,892
Total shareholders’ equity	338,524	336,553
Total liabilities and shareholders’ equity	$2,755,006	$2,754,180

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollar amounts in thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest income
Loans, including fees	$20,843	$23,128	$63,595	$70,823
Securities	5,954	7,163	18,683	21,680
Other interest income	35	54	141	141
Total interest income	26,832	30,345	82,419	92,644
Interest expense
Deposits	1,771	3,361	6,046	11,476
Federal Home Loan Bank advances	1,239	1,449	4,044	4,330
Subordinated debentures	460	430	1,382	1,296
Other borrowings	31	35	88	132
Total interest expense	3,501	5,275	11,560	17,234
Net interest income	23,331	25,070	70,859	75,410
Provision for loan losses	2,000	5,000	7,600	14,600
Net interest income after provision for loan losses	21,331	20,070	63,259	60,810
Non-interest income
Mortgage banking	2,114	1,428	6,328	3,943
Trust and investment product fees	819	740	2,555	2,493
Service charges on deposit accounts	5,282	4,872	14,568	13,287
Net realized gains on securities	832	1,263	1,867	4,917
Other-than-temporary loss
Total impairment loss	—	—	(500)	—
Loss recognized in other comprehensive income	—	—	—	—
Net impairment loss recognized in earnings	—	—	(500)	—
Increase in cash surrender value of life insurance	293	309	860	903
Interchange income	1,582	1,642	4,964	4,622
Gain/(Loss) on sale and write-down of OREO	(172)	(651)	(385)	(1,212)
Other income	827	675	1,885	2,164
Total non-interest income	11,577	10,278	32,142	31,117
Non-interest expense
Salaries and employee benefits	12,151	12,713	36,942	38,126
Net occupancy	1,762	1,616	5,108	5,031
Equipment	2,137	1,970	6,380	5,888
Intangibles amortization	445	493	1,345	1,477
Telecommunications	441	507	1,278	1,472
Stationery printing and supplies	321	358	993	1,157
FDIC assessment	542	898	1,962	3,066
Marketing	1,139	1,085	3,081	3,292
Prepayment penalty on FHLB advance	1,313	—	1,313	—
Collection expense	821	1,298	2,838	3,214
Consultant expense	325	—	575	—
Other expenses	3,006	2,967	9,311	8,385
Total non-interest expense	24,403	23,905	71,126	71,108
Income before income tax	8,505	6,443	24,275	20,819
Income tax expense	1,519	828	4,296	3,032
Net income	6,986	5,615	19,979	17,787
Preferred dividends and discount accretion	(458)	(763)	(1,694)	(2,290)
Redemption of preferred stock	—	—	1,302	—
Net income available to common shareholders	$6,528	$4,852	$19,587	$15,497

Net income	$6,986	$5,615	$19,979	$17,787
Other comprehensive income:
Unrealized holding gain arising during the period	4,594	17,165	9,415	29,900
Reclassification adjustment for (gains) included in net income	(832)	(1,263)	(1,867)	(4,917)
Reclassification adjustment for other than temporary loss included in net income	—	—	500	—
Tax effect	(1,317)	(5,565)	(2,818)	(8,744)
Net of tax	2,445	10,337	5,230	16,239
Comprehensive income	$9,431	$15,952	$25,209	$34,026
Cash dividends declared per common share	0.03	0.01	0.05	0.03
Net income per common share:
Basic	.32	.24	.97	.77
Diluted	.32	.24	.96	.77

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollar amounts in thousands)

	Nine month ended September 30,
	2012	2011
Operating Activities
Net income	$19,979	$17,787
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,600	14,600
Depreciation expense	4,057	3,792
Amortization of mortgage servicing rights	1,426	877
Valuation allowance on mortgage servicing rights	451	—
Securities amortization, net	3,506	1,794
Stock based compensation expense	562	252
Amortization of purchased intangible assets	1,345	1,477
Earnings on cash surrender value of life insurance policies	(860)	(903)
Gain on life insurance benefit	—	(141)
Securities gains	(1,367)	(4,917)
Prepayment penalty on FHLB advance	1,313	—
Loss on sale and write-down of OREO	385	1,212
Gain on loans sold	(4,144)	(2,386)
Loans originated for sale	(162,764)	(120,413)
Proceeds from loan sales	159,599	122,101
Change in other assets and liabilities	1,028	4,098
Net cash provided by operating activities	32,116	39,230

Investing Activities
Purchases of securities available for sale	(177,484)	(285,169)
Proceeds from calls, maturities, and payments on securities available for sale	93,128	90,330
Proceeds from sales of securities available for sale	64,176	161,744
Proceeds from life insurance benefit	—	893
Proceeds from sale of OREO	9,609	11,918
Loan originations and payment, net	(13,605)	81,749
Purchases of premises and equipment	(2,926)	(5,494)
Purchase of life insurance policies	(10,000)	—
Cash paid for agency acquisition	(1,600)	—
Proceeds from redemption of restricted stock	214	2,394
Net cash provided/(used) by investing activities	(38,488)	58,365

Financing Activities
Net change in deposits	(76,882)	(43,817)
Net change in other borrowings	21,944	(7,855)
Repayment of FHLB advances	(26,621)	(15,568)
Proceeds from FHLB advances	75,000	15,000
Proceeds from exercise of stock options	120	—
Repurchase of preferred stock	(21,324)	—
Cash dividends on preferred stock	(1,582)	(2,138)
Cash dividends on common stock	(1,014)	(605)
Net cash provided/(used) by financing activities	(30,359)	(54,983)
Net change in cash and cash equivalents	(36,731)	42,612
Cash and cash equivalents, beginning of year	109,148	60,123
Cash and cash equivalents, end of period	$72,417	$102,735

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

The following table summarizes stock option activity:

	Nine Months Ended September 30, 2012
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	408,223	$13.09
Granted	66,000	11.73
Exercised	(19,900)	(5.40)
Forfeited or expired	(22,465)	(11.38)
Outstanding, period end	431,858	$13.32
Options exercisable at period end	314,852	$14.71
Fully vested and expected to vest	422,971	$13.37

The following table details stock options outstanding:

	September 30, 2012	December 31, 2011
Stock options vested and currently exercisable:
Number	314,852	311,154
Weighted average exercise price	$14.71	$14.19
Aggregate intrinsic value	$581	$294
Weighted average remaining life (in years)	3.7	4.5

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $43 and $91 in stock compensation expense during the three and nine months ended September 30, 2012 and $16 and $49 in stock compensation expense during the three and nine months ended September 30, 2011 to salaries and employee benefits. There were 66,000 options granted in the second quarter of 2012.  In order to calculate the fair value of the options granted in 2012, the following weighted-average assumptions were used as of the grant dates:  risk free interest rate of 1.34%, expected option life 7.0 years, expected price volatility 40.5%, and dividend yield of 0.34%.  The weighted average fair value of the options issued in 2012 was $4.91.  There were 6,000 options granted in the first quarter of 2011, 5,000 options in the second quarter of 2011, and 10,000 in the third quarter of 2011.  In order to calculate the fair value of the options granted in 2011, the following weighted-average assumptions were used as of the grant dates:  risk free interest rate of 2.36%, expected option life 7.0 years, expected price volatility 61.4%, and dividend yield of 0.46%.  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2012 and beyond is estimated as follows:

Year	(in thousands)
October 2012 - December 2012	$48
2013	105
2014	111
2015	93

During the second quarter of 2011 and 2012, the Compensation Committee of the Board of Directors of the Company granted restricted stock awards in lieu of cash awards to certain executive officers pursuant to the Company’s annual performance-based incentive bonus plan.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date.  The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date, April 25, 2012 ($11.85) and April 8, 2011 ($9.68).  The stock awards vest as follows — 80% on the second anniversary of the date of grant and 20% on the third anniversary of the date of grant.  A total of 48,061 shares of common stock of the Company were granted in 2012 and 46,244 shares of common stock were granted in 2011.  Total compensation expense for the restricted stock grants was $91 and $220 for the three and nine month periods ended September 30, 2012.  The compensation expense for the three and nine month periods ended September 30, 2011 was $28 and $75.

A summary of changes in the Company’s nonvested shares for the year follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2012	46,244	$9.68

Granted	48,061	11.85

Vested	0	0

Forfeited	0	0

Nonvested at September 30, 2012	94,305	$10.79

As of September 30, 2012, there was $819 of total unrecognized compensation costs related to nonvested restricted stock awards granted under this plan that will be recognized over the remaining vesting period of approximately 2.0 years.  The recognized compensation costs related to this plan were $220 and $75 for the first nine months of 2012 and 2011 respectively.

Beginning with the retainer paid to the Board in 2011, members of the Board of Directors of the Company can make an annual election to have their retainer paid in cash, Company stock, or a combination of cash and stock during the following year.  The annual retainer is paid quarterly, on May 1, August 1, November 1, and February 1 of each year, for all directors serving on the Board on those dates.  Other expense is recognized over the three month period of the awards based on the fair value of the stock at the issue dates.  The value of the quarterly awards is determined by multiplying the award amount by the average closing price of a share of Company common stock on the five trading days prior to the issuance of the stock ($9.53 for the second quarter 2011 payouts, $8.80 for the third quarter 2011 payouts, $9.44 for the fourth quarter 2011 payouts, $9.29 for the first quarter 2012 payouts, $11.83 for the second quarter 2012 payouts, and $11.58 for the third quarter 2012 payouts).  The shares issued vest immediately. Shares awarded by quarter were as follows:

Quarter	Year	Shares
2 Q	2011	6,750
3 Q	2011	7,902
4 Q	2011	9,130
1 Q	2012	8,750
2 Q	2012	7,200
3Q	2012	7,200

The expense associated with the directors’ shares was $83 and $250 for the three and nine month periods ended September 30, 2012.  For the three and nine month periods ended September 30, 2011, the expense was $70 and $134.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2012	Cost	Gains	Losses	Value
Available for Sale
U. S. government agency	$1,851	$33	$—	$1,884
State and municipal	303,380	29,224	(15)	332,589
Mortgage-backed securities-residential (GSE’s)	226,028	9,570	—	235,598
Collateralized mortgage obligations	319,147	4,653	(187)	323,613
Equity securities	4,939	—	—	4,939
Other securities	3,567	—	(12)	3,555
Total available for sale	$858,912	$43,480	$(214)	$902,178

As of December 31, 2011
Available for Sale
State and municipal	$320,269	$24,723	$(115)	$344,877
Mortgage-backed securities-residential (GSE’s)	264,619	7,074	(189)	271,504
Collateralized mortgage obligations	246,985	3,807	(25)	250,767
Equity securities	5,410	—	—	5,410
Other securities	3,589	—	(57)	3,532
Total available for sale	$840,872	$35,604	$(386)	$876,090

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity or with no maturity are shown separately.

	Available for Sale
September 30, 2012	Amortized Cost	Fair Value
Within one year	$5,802	$5,877
One through five years	50,678	53,389
Six through ten years	86,632	94,213
After ten years	165,686	184,549
Mortgage-backed securities-residential (GSE’s)	226,028	235,598
Collateralized mortgage obligations	319,147	323,613
Equity securities	4,939	4,939
Total available for sale securities	$858,912	$902,178

Proceeds from sales of securities available for sale were $64,176 and $161,744 for the nine months ended September 30, 2012 and 2011, respectively. Gross gains of $1,944 and $5,000 and gross losses of $77 and $83 were realized on these sales during 2012 and 2011, respectively.  In addition to the gross gains and losses from sales, there was a $500 impairment loss recognized on one investment during the first quarter of 2012.

Proceeds from sales of securities available for sale were $43,290 and $41,144 for the three months ended September 30, 2012 and 2011, respectively. Gross gains of $874 and $1,263 and gross losses of $42 and $0 were realized on these sales during 2012 and 2011, respectively.

Below is a summary of securities with unrealized losses as of September 30, 2012 and December 31, 2011 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
September 30, 2012 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$340	$(6)	$282	$(9)	$622	$(15)
Mortgage-backed securities-residential (GSE’s)	—	—	—	—	—	—
Collateralized mortgage obligations	36,516	(187)	—	—	36,516	(187)
Other securities	990	(12)	—	—	990	(12)
Total temporarily impaired	37,846	(205)	282	(9)	38,128	(214)

	Less than 12 months		12 months or longer		Total
December 31, 2011 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$1,576	$(72)	$237	$(43)	$1,813	$(115)
Mortgage-backed securities-residential (GSE’s)	50,493	(189)	—	—	50,493	(189)
Collateralized mortgage obligations	25,527	(25)	—	—	25,527	(25)
Other securities	945	(57)	—	—	945	(57)
Total temporarily impaired	$78,541	$(343)	$237	$(43)	$78,778	$(386)

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

As of September 30, 2012, the Company’s security portfolio consisted of 969 securities, 9 of which were in an unrealized loss position.  Unrealized losses on state and municipal securities have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The Company monitors the financial condition of these issuers. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

The Company’s collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations with a market value of $323,613 which had unrealized losses of approximately $187 at September 30, 2012. The Company monitors to ensure it has adequate credit support and as of September 30, 2012, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. All securities are investment grade.

The unrealized losses on other securities are related to one single issue trust preferred security and have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the security before its anticipated recovery. The Company performs a quarterly review of this security and based on this review, no evidence of adverse changes in expected cash flows is anticipated. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not the expected cash flows of the individual security. Currently, the issuer has made all contractual payments and given no indication that they will not be able to make them into the future. The fair value of these debt securities is expected to recover as the securities approach their maturity date. As of September 30, 2012, the fair value of the security was $990 with an unrealized loss of $12.

During the first quarter of 2012, the Company determined that one of its equity holdings was other than temporarily impaired and wrote down the security by $500 to its fair value of $250. This amount was included in net realized gains/(losses) on securities.

NOTE 4 - LOANS AND ALLOWANCE

Loans were as follows:

	September 30, 2012	December 31, 2011
Commercial
Commercial and industrial	123,783	114,367
Agricultural	23,088	20,741
Commercial Real Estate
Farm	55,532	46,308
Hotel	138,507	146,358
Construction and development	30,312	30,746
Other	507,156	540,752
Residential
1-4 family	381,956	365,710
Home equity	221,844	212,202
Consumer
Direct	46,322	51,157
Indirect	3,025	6,038
Total loans	1,531,525	1,534,379
Allowance for loan losses	(35,246)	(39,889)
Net loans	$1,496,279	$1,494,490

Activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2012 and 2011 were as follows:

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2012	$5,562	$30,476	$2,972	$879	$39,889
Provision charged to expense	(572)	4,555	2,549	1,068	7,600
Losses charged off	(455)	(10,025)	(2,910)	(2,468)	(15,858)
Recoveries	522	1,630	232	1,231	3,615
Balance, September 30, 2012	$5,057	$26,636	$2,843	$710	$35,246

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2011	$6,386	$32,653	$2,281	$1,285	$42,605
Provision charged to expense	1,151	10,162	2,383	904	14,600
Losses charged off	(1,834)	(12,283)	(2,308)	(1,793)	(18,218)
Recoveries	210	943	420	873	2,446
Balance, September 30, 2011	$5,913	$31,475	$2,776	$1,269	$41,433

The balance of recorded investment of loans and allowance for loan losses by portfolio segment as of September 30, 2012 and December 31, 2011 were as follows:

As of September 30, 2012
Ending Balance individually evaluated for impairment	$1,817	$4,348	$—	$—	$6,165
Ending Balance collectively evaluated for impairment	3,240	22,288	2,843	710	29,081
Total ending allowance balance	$5,057	$26,636	$2,843	$710	$35,246
Loans
Ending Balance individually evaluated for impairment	$5,126	$30,391	$13,797	$1,003	$50,317
Ending Balance collectively evaluated for impairment	141,745	701,116	590,003	48,344	1,481,208
Total ending loan balance excludes $5,664 of accrued interest	$146,871	$731,507	$603,800	$49,347	$1,531,525

As of December 31, 2011	Commercial	Commercial Real Estate	Residential	Consumer	Total
Ending Balance individually evaluated for impairment	$1,193	$5,476	$—	$—	$6,669
Ending Balance collectively evaluated for impairment	4,369	25,000	2,972	879	33,220
Total ending allowance balance	$5,562	$30,476	$2,972	$879	$39,889

Loans
Ending Balance individually evaluated for impairment	$5,144	$41,149	$14,522	$1,116	$61,931
Ending Balance collectively evaluated for impairment	129,964	723,015	563,390	56,079	1,472,448
Total ending loan balance excludes $5,835 of accrued interest	$135,108	$764,164	$577,912	$57,195	$1,534,379

The recorded investment in loans excludes accrued interest receivable due to immateriality.

Activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2012 and September 30, 2011 was as follows:

	September 30, 2012
	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, July 1	$4,945	$29,580	$2,975	$789	$38,289
Provision charged to expense	223	464	840	473	2,000
Losses charged off	(178)	(3,936)	(1,078)	(962)	(6,154)
Recoveries	67	528	106	410	1,111
Balance, September 30	$5,057	$26,636	$2,843	$710	$35,246

	September 30, 2011
	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, July 1	$5,789	$31,851	$2,588	$1,234	$41,462
Provision charged to expense	1,410	2,346	730	514	5,000
Losses charged off	(1,291)	(3,017)	(598)	(755)	(5,661)
Recoveries	5	295	56	276	632
Balance, September 30	$5,913	$31,475	$2,776	$1,269	$41,433

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2012:

September 30, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded
Commercial
Commercial and industrial	$3,026	$3,010	$1,817
Commercial Real Estate
Farm	461	461	146
Construction and development	2,878	1,765	669
Other	14,295	13,964	3,533
Subtotal — impaired with allowance recorded	20,660	19,200	6,165
With no related allowance recorded
Commercial
Commercial & industrial	2,731	2,114
Agricultural	12	2
Commercial Real Estate
Farm	805	739
Hotel	265	—
Construction and development	4,806	2,877
Other	15,578	10,585
Residential
1-4 Family	12,616	11,185
Home Equity	2,765	2,612
Consumer
Direct	988	972
Indirect	34	31
Subtotal — impaired with allowance recorded	40,600	31,117
Total impaired loans	$61,260	$50,317	$6,165

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality.

The following tables presents the three and nine month average balance of impaired loans at September 30, 2012 and 2011.

At September 30, 2012	Three Month Average Balance	Nine Month Average Balance
Commercial
Commercial and industrial	$5,233	$5,052
Agricultural	12	29
Commercial Real Estate
Farm	1,147	1,078
Hotel	—	1,493
Construction and development	4,708	5,403
Other	25,964	26,195
Residential
1-4 family	11,691	11,835
Home equity	2,845	2,742
Consumer
Direct	1,007	1,035
Indirect	42	47
Total loans	52,649	54,909

At September 30, 2011	Three Month Average Balance	Nine Month Average Balance
Commercial
Commercial and industrial	$5,809	$6,775
Agricultural	101	115
Commercial Real Estate
Farm	1,072	1,133
Hotel	5,810	7,647
Construction and development	7,345	10,004
Other	28,342	29,570
Residential
1-4 family	10,286	11,771
Home equity	1,929	1,848
Consumer
Direct	1,135	1,158
Indirect	58	64
Total loans	$61,887	$70,085

Total interest income recognized and cash basis interest recognized on impaired loans for the third quarter of 2012 and 2011 was $120 and $16 and total income recognized and cash basis interest recognized on impaired loans on the first nine months of 2012 and 2011 was $148 and $89.

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

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2012 and December 31, 2011

	Non-accrual		Past due over 90 days and still accruing
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Commercial
Commercial and industrial	$5,101	$2,518	$	$—
Agricultural	2	57
Commercial Real Estate
Farm	1,200	1,016
Hotel	—	384
Construction and development	4,642	3,240
Other	21,144	21,060		3,259
Residential
1-4 Family	10,200	10,873	360
Home Equity	2,196	2,105	12
Consumer
Direct	246	242	7	7
Indirect	31	33
Total	$44,762	$41,528	$379	$3,266

The following table presents the aging of the recorded investment in past due loans as of September 30, 2012 by class of loans:

September 30, 2012	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$123,783	$1,401	$438	$4,338	$6,177	$117,606
Agricultural	23,088	—	—	2	2	23,086
Commercial Real Estate
Farm	55,532	297	76	1,032	1,405	54,127
Hotel	138,507	—	—	—	—	138,507
Construction and development	30,312	901	108	4,411	5,420	24,892
Other	507,156	2,873	759	11,901	15,533	491,623
Residential
1-4 Family	381,956	2,481	1,828	6,412	10,721	371,235
Home Equity	221,844	848	429	1,499	2,776	219,068
Consumer
Direct	46,322	221	174	46	441	45,881
Indirect	3,025	34	10	3	47	2,978
Total — excludes $5,664 of accrued interest	$1,531,525	$9,056	$3,822	$29,644	$42,522	$1,489,003

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

December 31, 2011	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$114,367	1,139	655	1,831	3,625	110,742
Agricultural	20,741			57	57	20,684
Commercial Real Estate
Farm	46,308		58	905	963	45,345
Hotel	146,358			384	384	145,974
Construction and development	30,746	61		3,179	3,240	27,506
Other	540,752	4,249	3,576	16,529	24,354	516,398
Residential
1-4 Family	365,710	9,327	2,233	7,182	18,742	346,968
Home Equity	212,202	1,417	500	1,491	3,408	208,794
Consumer
Direct	51,157	382	146	129	657	50,500
Indirect	6,038	87	24	16	127	5,911
Total — excludes $5,835 of accrued interest	$1,534,379	16,662	7,192	31,703	55,557	1,478,822

Troubled Debt Restructurings

During the period ending September 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 60 months to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 14 months.

The troubled debt restructurings increased the allowance for loan losses by $10 for both the three month period and the nine month period ending September 30, 2012.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending September 30, 2012:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
September 30, 2012	Number of Loans	Investment	Investment
Commercial
Commercial and industrial	1	$91	$91
Total	1	$91	$91

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

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month period ending September 30, 2012:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Loans	Investment	Investment
Commercial
Commercial and industrial	1	$91	$91
Residential
Home Equity	1	70	70
Consumer
Direct	1	4	4
Total	3	$165	$165

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

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three month period ending September 30, 2012:

	Number of Loans	Recorded Investment
Commercial
Commercial and industrial	2	$2,058
Commercial real estate:
Other	1	370
Residential
1-4 Family	2	125

Total	5	$2,553

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three month period ending September 30, 2011:

Troubled Debt Restructurings
That Subsequently Defaulted:	Number of Loans	Recorded Investment
Residential
1-4 Family	2	$125

Total	2	$125

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine month period ending September 30, 2012:

	Number of Loans	Recorded Investment
Commercial
Commercial and industrial	3	$2,195
Commercial real estate:
Development	1	323
Other	9	3,332
Residential
1-4 Family	2	125
Home Equity	1	12

Total	16	$5,987

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

The Company has allocated $265 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012. The Company has committed to lend additional amounts totaling $0 to customers with outstanding loans that are classified as troubled debt restructurings.  At December 31, 2011, the comparable numbers were $3,013 of specific reserves and $0 of commitments.

During the third quarter of 2012, charge offs of $0 were taken on troubled debt restructuring loans.  No reserves were provided on these loans in prior quarters.  For the first nine months of 2012, charge offs of $2,399 were taken on troubled debt restructurings with reserves of $1,768 provided on these loans in prior quarters.

The terms of certain other loans were modified during the nine month period ending September 30, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of September 30, 2012 of $18,668. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant

Credit Quality Indicators:

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

As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

September 30, 2012	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$104,776	$6,222	$7,684	$5,101
Agricultural	23,079	—	7	2
Commercial Real Estate
Farm	52,747	1,105	480	1,200
Hotel	88,918	49,589	—	—
Construction and development	21,006	1,507	3,157	4,642
Other	433,277	30,802	21,933	21,144
Total	$723,803	89,225	33,261	32,089

December 31, 2011	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	93,380	11,935	6,534	2,518
Agricultural	20,150	524	10	57
Commercial Real Estate
Farm	42,847	2,151	294	1,016
Hotel	77,259	51,900	16,815	384
Construction and development	15,498	3,212	8,796	3,240
Other	422,385	66,377	30,930	21,060
Total	671,519	136,099	63,379	28,275

Beginning in late 2011, loans not meeting the criteria above that are analyzed individually as part of the above described process are classified by delinquency. These loans are primarily residential mortgage and consumer loans. All consumer loans fully or partially secured by 1-4 residential real estate that are 60-89 days are classified as Watch. If loans are greater than 90 days past due, they are classified as Substandard. Consumer loans not secured by 1-4 family residential real estate that are 60-119 days past due are classified Substandard while loans greater than 119 days are classified as Loss. As of September 30, 2012 and December 31, 2011, the performing/non performing loans by category of loans is as follows

September 30, 2012	Performing	Watch	Substandard
Residential
1-4 Family	$373,728	$1,825	$6,403
Home Equity	219,911	431	1,502
Total	$593,639	$2,256	$7,905

December 31, 2011	Performing	Watch	Substandard
Residential
1-4 Family	$356,295	2,233	7,182
Home Equity	210,211	500	1,491
Total	566,506	2,733	8,673

September 30, 2012	Performing	Substandard	Loss
Consumer
Direct	$46,102	$202	$18
Indirect	3,012	13	—
Total	$49,114	$215	$18

December 31, 2011	Performing	Substandard	Loss
Consumer
Direct	50,882	201	74
Indirect	5,998	25	15
Total	$56,880	$226	$89

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned is recorded in other assets on the balance sheet.  Activity in other real estate owned was as follows:

	2012	2011
Beginning Balance — January 1	$15,456	$11,453
Transfer to other real estate owned	4,216	21,158
Sales — out of other real estate owned	(8,975)	(12,725)
Write-down	(1,020)	(1,617)
Ending Balance — September 30	$9,677	$18,269

Activity in the valuation account for other real estate was as follows:

	2012	2011
Beginning Balance — January 1	$(4,003)	$(1,332)
Impairments during year	(1,020)	(1,617)
Recovery on impairments	—	—
Reductions	2,486	281
Ending Balance — September 30	$(2,537)	$(2,668)

Expenses related to foreclosed assets include:

	2012	2011
Write downs	$1,020	$1,617
Losses / (gains) on sales	(635)	(405)
Net loss / (gain)	$385	$1,212
Operating expenses	$383	$844

The value of the sale amount above is the carrying value of the property when it is sold.

NOTE 6 — DEPOSITS

	September 30, 2012	December 31, 2011

Noninterest-bearing demand	$350,790	$334,345
Interest-bearing demand	807,763	816,512
Savings	457,457	461,667
Certificates of deposit of $100 or more	155,254	176,056
Other certificates and time deposits	311,754	371,320
Total deposits	$2,083,018	$2,159,900

NOTE 7 - EARNINGS PER SHARE

Earnings per common share (EPS) were computed as follows:

	September 30, 2012			September 30, 2011
For the three months ended:	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per common share:
Net income	$6,986	20,289,609		$5,615	20,194,421
Preferred dividends and accretion	(458)			(763)
Net income available to common shareholders	$6,528	20,289,609	$0.32	$4,852	20,194,421	$0.24
Effect of Dilutive stock options		57,989			36,674
Net income available to common shareholders and assumed conversions	$6,528	20,347,598	$0.32	$4,852	20,231,095	$0.24

Stock options for 306,929 common shares and stock warrants for 571,906 common shares in 2012 and stock options for 260,616 common shares and stock warrants for 571,906 in 2011 were not considered in computing diluted earnings per share because they were antidilutive.

	September 30, 2012			September 30, 2011
For the nine months ended:	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per common share:
Net income	$19,979	20,253,560		$17,787	20,171,550
Preferred dividends and accretion	(1,694)			(2,290)
Redemption of preferred stock	1,302
Net income available to common shareholders	19,587	20,253,560	$0.97	15,497	20,171,550	$0.77
Effect of Dilutive stock options		59,400			40,192
Net income available to common shareholders and assumed conversions	$19,587	20,312,960	$0.96	$15,497	20,211,742	$0.77

Stock options for 286,943 common shares and stock warrants for 571,906 common shares in 2012 and stock options for 260,616 common shares and stock warrants for 571,906 in 2011 were not considered in computing diluted earnings per share because they were antidilutive.

The majority of the redemption of the preferred stock occurred in the quarter ended March 31, 2012.  It is reflected, above, in income attributable to common shareholders for the nine months ended September 30, 2012 totaling $1.3 million, but was not included in the first quarter’s earnings per share computation.  The Company has elected to not restate prior quarters’ earnings for the above redemption amount.   The amount of the discount represented 21% of net income and $0.06 on an earnings per share basis.  Reported earnings per share for the first quarter of 2012 was $0.26 compared to $0.19 in the prior year.  This was a significant improvement on a year-over-year basis and the Company does not feel that an additional $0.06, $.32 per share, would have materially affected the investment community’s outlook on its performance.

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

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals or industry accepted valuation methods. In a limited number of situations, the Company’s appraisal department is determining the value of appraisal.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the loan officers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.  These adjustments typically range from 0%-50%.  Impaired loans are evaluated quarterly for additional impairment and take into account changing market conditions, specific information in the market the property is located, and the overall economic climate as well as overall changes in the credit.  The Company’s Appraisal Manager has the overall responsibility for all appraisals.  The Company’s loan officer responsible for the loan, the special assets officer, as well as the senior officers of the Company review the adjustments made to the appraisal for market and disposal costs on the loan.

The fair value of servicing rights is based on a valuation model from a third party that calculates the present value of estimated net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income.  The inputs used include estimates of prepayment speeds, discount rate, cost to service, contractual servicing fee income, late fees, and float income. The most significant assumption used to value mortgage servicing rights is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At September 30, 2012 the constant prepayment speed (PSA) used was 346 and the discount rate was 9.0%. At December 31, 2011 the constant prepayment speed (PSA) used was 317 and the discount rate was 9.0%.  The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 3 inputs).

The fair value of other real estate owned is measured based on the value of the collateral securing those assets and is determined using several methods. The fair value of real estate is generally determined based on appraisals by qualified licensed appraisers (third party). The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis.  Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Company.  Once received, a member of the Appraisal Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.  Fair values are reviewed on at least an annual basis.  The Company normally applies an internal discount to the value of appraisals used in the fair value evaluation of OREO.  The deductions take into account changing business factors and market conditions.  These deductions range from 0% to 50%.  As noted in the impaired loans discussion above, the Company’s Appraisal Manager has the overall responsibility for all appraisals.  The Appraisal Manager reports to the Vice President of Credit Administration who reports to the Chief Credit Officer of the Company.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2012 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment Securities available-for sale
U.S. government agency	$1,884		$1,884
States and municipals	332,589		317,065	15,524
Mortgage-backed securities — residential —Government Sponsored Entity	235,598		235,598
Collateralized mortgage obligations — Government Sponsored Entity	323,613		323,613
Equity securities	4,939	4,689		250
Other securities	3,555		990	2,565
Total securities available-for-sale	$902,178	$4,689	$879,150	$18,339

	Fair Value Measurements at December 31, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment Securities available-for sale
States and municipals	344,877		321,321	23,556
Mortgage-backed securities — residential —Government Sponsored Entity	271,504		271,504
Collateralized mortgage obligations — Government Sponsored Entity	250,767		250,767
Equity securities	5,410	4,660		750
Other securities	3,532		945	2,587
Total securities available-for-sale	$876,090	$4,660	$844,537	$26,893

There were no transfers between Level 1 and Level 2 during the first nine months of 2012.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2012 and 2011:

Three months ended September 30

States and municipal	2012	2011
Beginning balance, July 1	$16,021	$11,180
Total gains or losses (realized / unrealized)
Included in earnings
Included in other comprehensive income	(15)	—
Transfers into Level 2	(296)	—
Settlements	(186)	(230)
Ending balance, September 30	$15,524	$10,950

Equity securities	2012	2011
Beginning balance, July 1	$250	$750
Total gains or losses (realized / unrealized)
Included in earnings
Ending balance, September 30	$250	$750

Other securities	2012	2011
Beginning balance, July 1	$2,572	$—
Total gains or losses (realized / unrealized)
Included in earnings
Included in other comprehensive income	(7)	—
Ending balance, September 30	$2,565	$—

Nine months ended September 30

States and municipal	2012	2011
Beginning balance, January 1	$23,556	$—
Total gains or losses (realized / unrealized)
Included in earnings
Gains (losses) on securities	361	—
Included in other comprehensive income	(33)	—
Sales	(7,268)	—
Settlements	(796)	(230)
Transfers into Level 2	(296)	—
Transfers into Level 3	—	11,180
Ending balance, September 30	$15,524	$10,950

Equity securities	2012	2011
Beginning balance, January 1	$750	$750
Total gains or losses (realized / unrealized)
Included in earnings
Gains (losses) on securities	(500)	—
Ending balance, September 30	$250	$750

Other securities	2012	2011
Beginning balance, January 1	$2,587	$1,870
Total gains or losses (realized / unrealized)
Included in earnings
Included in other comprehensive income	(22)	97
Transfer out of Level 3	—	(1,967)
Ending balance, September 30	$2,565	$—

Transfers out of level 3 were securities that were called by the issuer early in the second quarter of 2011.  The Company felt that as of March 31, 2011, the established call price was no longer indicative of a Level 3 value and transferred them to Level 2.  Transfers into Level 3 were local municipal securities where the Company’s pricing service no longer priced these securities due to the illiquidity of those securities.  These investments are carried at fair value, which approximate book value and are classified as Level 3.  The municipal transfer into Level 2 was a security that was acquired late in the second quarter.  Pricing was not available on this security at the end of the second quarter and resulted in a Level 3 valuation.  Pricing was obtained in the third quarter which resulted in a transfer into Level 2.

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2012 Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Commercial and industrial	$1,194			$1,194
Agricultural	—			—
Farm	315			315
Construction and development	1,096			1,096
Other	7,457			7,457
Total impaired loans	$10,062			$10,062
Servicing rights	3,630			$3,630
Other real estate owned/assets held for sale
Construction and development	$2,897			$2,897
Other commercial real estate	953			953
1-4 Family	172			172
Total other real estate owned/assets held for sale	$4,022			$4,022

		Fair Value Measurements at December 31, 2011 Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Commercial and industrial	$519			$519
Agricultural	43			43
Farm	292			292
Construction and development	763			763
Other	6,125			6,125
Total impaired loans	$7,742			$7,742
Servicing rights	$4,000			$4,000
Other real estate owned/assets held for sale
Construction and development	$1,880			$1,880
Other commercial real estate	3,636			3,636
Total other real estate owned/assets held for sale	$5,516			$5,516

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $16,002, with a valuation allowance of $5,940 at September 30, 2012. The Company recorded $1,279 of provision expense associated with these loans for the three months ended September 30, 2012 and $1,320 of provision expense associated with these loans for the nine months ended September 30, 2012. The Company recorded $1,177 of provision expense associated with these loans for the three month period ended September 30, 2011, and recorded $5,447 of provision expense for the nine month period ended September 30, 2011. At December 31, 2011, impaired loans had a gross carrying amount of $11,399 with a valuation allowance of $3,657. A breakdown of these loans by portfolio class at September 30, 2012 is as follows:

	Gross Balance	Valuation Allowance	Net
Commercial and industrial	$3,011	$1,817	$1,194
Farm	461	146	315
Construction and development	1,764	668	1,096
Other commercial real estate	10,766	3,309	7,457
Ending Balance	$16,002	$5,940	$10,062

Servicing rights, which are carried at lower of cost or fair value, were written down to a fair value of $3,630, resulting in a valuation allowance of $900.  A $225 charge was included in the third quarter 2012 earnings and a $451 charge was included in the first nine months of 2012 earnings.  At September 30, 2011, servicing rights were written down to a fair value of $5,240 resulting in a valuation allowance of $724.  A $230 charge was included in both the third quarter 2011 earnings and the first nine months earnings.  At December 31, 2011, servicing rights were carried at a fair value of $4,000, which is made up of the gross outstanding balance of $4,449, net of a valuation allowance of $449.

Other real estate owned/assets held for sale is evaluated at the time a property is acquired through foreclosure or shortly thereafter.  Fair value is based on appraisals by qualified licensed appraisers.  At September 30, 2012, other real estate owned was carried at a fair value of $4,022, which is made up of the gross outstanding balance of $6,469, net of a valuation allowance of $2,447.  During the third quarter of 2012, these properties were written down by $339.  For the first nine months of 2012, these properties were written down by $340.  At December 31, 2011, other real estate/assets held for sale was carried at a fair value of $5,516, which is made up of the gross outstanding balance of $9,519, net of a valuation allowance of $4,003.  During the third quarter of 2011, these properties were written down by $980 and for the first nine months of 2011 they were written down by $1,717.  A breakdown of these properties by portfolio class at September 30, 2012 is as follows:

	Gross Balance	Valuation Allowance	Net
Construction and development	$5,156	$2,259	$2,897
Other commercial real estate	1,113	160	953
1-4 Family	200	28	172
Ending Balance	$6,469	$2,447	$4,022

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012.  Impaired commercial, commercial real estate loans, and other real estate owned that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.

	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired Loans:
Commercial & industrial	$1,194	Liquidation value of inventory	Management adjustment	25%-100% 35% Avg
Farm real estate	315	Sales comparison approach	Adjustment for differences between comparable sales	30% 30% Avg
Construction and development	1,096	Sales comparison approach	Adjustment for differences between comparable sales	0%-60% 26% Avg
Other commercial real estate	7,457	Sales comparison approach, income approach	Adjustment for differences between comparable sales, type of property, current status of property	0%-50% 32% Avg
	$10,062
Other real estate owned:
Construction and development	$2,897	Sales comparison approach	Adjustment for differences between comparable sales.	0%-36% 24% Avg
Other real estate	1,125	Sales comparison approach	Adjustment for differences between comparable sales.	10%-18% 15% Avg
	$4,022

The following table presents the carrying amounts and estimated fair values of financial instruments, not previously presented, is as follows:

September 30, 2012	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$72,417	$65,772	$6,645		$72,417
Loans including loans held for sale, net	1,545,392		23,879	1,529,798	1,553,677
Restricted stock	15,642				N/A
Interest receivable	10,213		4,549	5,664	10,213
Liabilities
Deposits	(2,083,018)	(350,790)	(1,734,326)		(2,085,116)
Other borrowings	(47,733)		(24,428)		(24,428)
FHLB advances	(201,119)		(212,728)		(212,728)
Interest payable	(1,229)		(1,229)		(1,229)
Subordinated debentures	(50,380)			(31,683)	(31,683)

December 31,2011	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$109,148	$109,148
Loans including loans held for sale, net	1,503,368	1,507,310
Restricted stock	15,856	N/A
Interest receivable	10,814	10,814
Liabilities
Deposits	(2,159,900)	(2,161,888)
Other borrowings	(25,789)	(25,789)
FHLB advances	(151,427)	(164,209)
Interest payable	(1,891)	(1,891)
Subordinated debentures	(50,267)	(26,645)

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

Actual and required capital amounts and ratios are presented below:

	Actual		Required for Adequate Capital		To Be Well Capitalized
September 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$310,322	18.8%	$132,235	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	289,665	17.5	66,118	4.0	N/A	N/A
Tier 1 capital (to average assets)	289,665	10.9	106,383	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	$290,097	17.7%	$131,035	8.0%	$163,712	10.0%
Tier 1 capital (to risk-weighted assets)	269,442	16.5	65,518	4.0	98,227	6.0
Tier 1 capital (to average assets)	269,442	10.2	105,183	4.0	135,074	5.0

	Actual		Required for Adequate Capital		To Comply with Regulatory Agreement
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$313,902	18.9%	133,201	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	293,039	17.6	66,601	4.0	N/A	N/A
Tier 1 capital (to average assets)	293,039	10.8	108,875	4.0	N/A	N/A

MainSource Bank	299,054	18.1%	132,001	8.0%	181,502	11.0%
Total capital (to risk-weighted assets)	278,191	16.9	66,001	4.0	—	—
Tier 1 capital (to risk-weighted assets)	278,191	10.3	107,675	4.0	215,350	8.0
Tier 1 capital (to average assets)

Management believes as of September 30, 2012, the Company and the Bank meet all capital adequacy requirements to which they are subject to be considered well-capitalized. The holding company is a source of additional financial strength to the Bank with its $13,000 in cash and its ability to downstream additional capital to the Bank.

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

NOTE 11 — TARP REPURCHASE

On March 28, 2012, the U.S. Department of the Treasury priced its secondary public offering of 57,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, series A (the “Preferred Stock”).  The Company successfully bid for the purchase of 21,030 shares of the Preferred Stock for a total purchase price of $19,581, plus accrued and unpaid dividends on the Preferred Stock from and including February 15, 2012 to the settlement date, April 3, 2012. The book value of the preferred stock retired was $20,823.  As a result of its successful bid in the offering, the Company retired 21,030 shares of its original sale of 57,000 shares of Preferred Stock on March 29, 2012.  The difference between the book value and the bid price of $1,242 was credited to retained earnings.  The settlement of the offering took place on April 3, 2012.  On May 31, 2012 the Company purchased an additional 1,820 shares or $1,820 in liquidation value of the preferred stock at a cost of $1,747.  The difference between the book value and the bid price of $60 was credited to retained earnings.  None of the remaining shares of outstanding Preferred Stock are held by the U.S. Treasury.  Included in the first nine months of 2012 operating results are $250 of expenses associated with Treasury’s auction and the Company’s purchase of the Preferred Stock.

NOTE 12 — BRANCH CLOSURES

In March 2012, the Board of Directors approved the closure of six branch offices in the following locations: Potomac, Illinois, and Frankton, Charlestown, Liberty, Jeffersonville and Anderson, Indiana.  These branches were closed during the third quarter of 2012.  The Company operated two offices in Anderson, Indiana but consolidated those offices into a single location.  In total, the six branches closed represented approximately $54 million in deposits.  Included in the first nine months of 2012 operating results are $200 thousand of severance costs, $400 thousand of impairment costs for the affected properties, and $100 thousand of other costs related to the closing of the branches.

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

Results of Operations

Net income for the third quarter of 2012 was $6,986 compared to net income of $5,615 for the third quarter of 2011. The increase in net income was primarily attributable to a decrease of $3,000 in the loan loss provision expense and an increase in mortgage banking income of $686.  Offsetting these increases was a decrease in net interest income of $1,739 and a prepayment penalty of $1,313 on a FHLB advance.  Diluted earnings per common share for the second quarter totaled $0.32 in 2012, an increase from the $0.24 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 8.30% for the third quarter of 2012 while return on average assets was 1.02% for the same period, compared to 6.83% and 0.80% in the third quarter of 2011.

For the nine months ended September 30, 2012, net income was $19,979 compared to net income of $17,787 for the same period a year ago.  The increase in net income was also primarily attributable to a decrease in the Company’s loan loss provision expense of $7,000 from 2011 and an increase in mortgage banking income of $2,385 offset by a decrease in net interest income of $4,551, a decrease in securities gains of $3,550, and the aforementioned prepayment penalty of $1,313.  Earnings per share increased to $.97 for the first nine months of 2012 from $.77 for the same period in 2011. Return on average shareholders’ equity was 7.99% for the first nine months of 2012 while return on average assets was 0.97% for the same period, compared to 7.55% and 0.85% in the first nine months of 2011.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Third quarter net interest income of $23,331 in 2012 was a slight decrease of 6.9% versus the third quarter of 2011. The decrease in net interest income was primarily due to declining reinvestment rates on loans and securities as well as a $200 million repositioning in investment securities in December 2011.  Average earning assets decreased $53 million with the majority of the decrease the result of reduced loan balances of $49 million and fed funds sold of $36 million.  Offsetting this decrease in loans was an increase in the investment portfolio of $45 million. Also affecting margin was an increase in average demand deposits, NOW accounts, and savings accounts of $110 million which offset a decrease in higher costing CD and money market accounts of $173 million.  Net interest margin, on a fully-taxable equivalent basis, was 4.05% for the third quarter of 2012, a twenty basis point decrease compared to 4.25% for the same period a year ago and flat on a linked quarter basis.

For the first nine months of 2012, the Company’s net interest margin was 4.09% compared to 4.27% for the first nine months of 2011.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

Third quarter non-interest income for 2012 was $11,577 compared to $10,278 for the third quarter of 2011.  Contributing to the increase of $1,299 was a net decrease in securities gains of $431 offset by an increase in mortgage banking of $686, service charges (primarily overdraft fees) of $410 and a reduction in OREO losses of $479.  Continued organic growth in deposit accounts has resulted in higher fee income.  The continued low interest rate environment as well as an increase in mortgage loan originators throughout the Company’s footprint has resulted in continued refinancing activities and an increase in mortgage banking income.

For the nine months ended September 30, 2012, non-interest income was $32,142 compared to $31,117 for the same period a year ago. Contributing to the increase of $1,025 was a net decrease in securities gains of $3,550 and other income of $279.  The primary cause of the other income decrease was the write down of the book value of six branches closed in the third quarter of 2012.  (See Note 12 in the Notes to the Consolidated Financial Statements).  Offsetting these decreases were increases in mortgage banking income of $2,385, service charges on deposit accounts of $1,281, interchange income of $342, and higher write downs of ORE property of $827 taken in 2011.

Non-interest Expense

The Company’s non-interest expense was $24,403 for the third quarter of 2012, compared to $23,905 for the same period in 2011.  The primary increases were a prepayment penalty of $1,313 incurred in connection with the early payoff of an FHLB advance and an increase in consultant expenses on $325.  The consultant expenses are related to the third party consulting firm the Company started using in 2011.  The increases were offset by reductions in salary and employee benefits of $562, the Company’s FDIC assessment of $356, and collection expenses of $477. The Company’s salaries and employee benefits decreased due to the Company’s efficiency improvement project completed in the second half of 2011 as well as the closing of six small branch offices while its FDIC premium decreased as a result of its exit from its informal agreement with the FDIC and Indiana DFI during the first quarter of 2012, as well as a change in the FDIC’s methodology for calculating the premium.  The Company’s efficiency ratio was 66.6% for the third quarter of 2012 compared to 64.3% for the same period a year ago.

For the nine months ended September 30, 2012, non-interest expense was $71,126 compared to $71,108 for the same period a year ago. The primary decreases were in salaries and employee benefits of $1,184, the aforementioned FDIC assessment of $1,104, and collection expenses of $376.  The reduction in employee costs is a direct result of the efficiency initiatives completed by the Company in 2011.  Offsetting these decreases were the aforementioned prepayment penalty on the FHLB advance of $1,313 and consulting expenses of $575, increases in equipment expenses of $492 and other expenses of $926.  Other expenses increased primarily due to the expenses related to the Treasury’s auction of its Series A Preferred Stock in the Company and the Company’s bid to purchase such stock and costs related to the closing of six branches announced in the first quarter of 2012.  The Company’s efficiency ratio was 65.7% for the first nine months of 2012 compared to 63.6% for the same period a year ago.

Income Taxes

The effective tax rate for the third quarter of 2012 was 17.9% versus 12.9% for the same period 2011.  The increase in the effective tax rate was due to the increase in GAAP income before taxes while the Company’s tax exempt income and credits remained relatively consistent with prior periods.

The effective tax rate for the first nine months was 17.7% for 2012 compared to 14.6% for the same period a year ago.  The increase in the effective tax rate was due to the same comment as above.  The Company and its subsidiaries file consolidated income tax returns.

Financial Condition

Total assets at September 30, 2012 were $2,755,006, a slight increase from total assets of $2,754,180 as of December 31, 2011.  The individual components of the asset side of the balance sheet remained basically the same as the balances at December 31, 2011.  The securities portfolio grew $26,088 but this was more than offset be a reduction in money markets and fed funds sold of $35,639.  Average earning assets represented 90.0% of average total assets for the first nine months of 2012 and 90.7% for the same period in 2011. Average loans represented 71.8% of average deposits in the first nine months of 2012 and 73.7% for the comparable period in 2011. Management continues to emphasize quality loan growth to increase these averages. Average loans as a percent of average assets were 56.2% and 58.6% for the nine month periods ended September 30, 2012 and 2011 respectively.

Deposits decreased $77 million from December 31, 2011.  The increase in noninterest bearing deposits and savings deposits of $42 million were more than offset by a reduction of higher priced CD balances of $80 million and interest bearing demand and money market accounts of $39 million.  The Company was in a fed funds purchased position of $17 million at September 30, 2012.

Shareholders’ equity was $339 million on September 30, 2012 compared to $337 million on December 31, 2011.  Book value (shareholders’ equity) per common share was $15.01 at September 30, 2012 versus $13.87 at year-end 2011. Accumulated other comprehensive income increased book value per share by $1.39 at September 30, 2012 and increased book value per share by $1.13 at December 31, 2011.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.  As mentioned in Note 11, the Company was able to buy back and retire $23 million of its preferred shares in the first nine months of 2012 at a discount.

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

Total loans (excluding loans held for sale) decreased $2,854 from year end 2011.  The Company is experiencing some overall demand across all segments which have been offset by early payoffs on other credits.  Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 24.9% of total loans at September 30, 2012 and 23.8% at December 31, 2011.  On September 30, 2012, the Company had $23,929 of residential real estate loans held for sale, which was an increase from the year-end balance of $16,620. The Company generally retains the servicing rights on mortgages sold.

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

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Amount	$50,698	$54,944	$52,677	$65,197	$65,231
Percent of loans	3.31%	3.55%	3.44%	4.25%	4.18%

Of the $50,698 of non-performing loans at September 30, 2012, $19,200 had a specific reserve allocated of $6,165.

A reconciliation of non-performing assets (non-performing loans + OREO) for the first nine months of 2012 and 2011 is as follows:

	2012	2011
Beginning Balance - NPA - January 1	$80,732	$102,998
Non-accrual
Add: New non-accruals	29,181	38,330
Less: To accrual/payoff/restructured	(9,488)	(27,390)
Less: To OREO	(4,216)	(21,158)
Less: Charge offs	(12,243)	(15,773)
Increase/(Decrease): Non-accrual loans	3,234	(25,991)
Other Real Estate Owned (OREO)
Add: New OREO properties	4,216	21,158
Less: OREO sold	(8,975)	(12,725)
Less: OREO losses (write-downs)	(1,020)	(1,617)
Increase/(Decrease): OREO	(5,779)	6,816
Increase/(Decrease): 90 Days Delinquent	(2,887)	3
Increase/(Decrease): Repossessions	(79)	13
Increase/(Decrease): TDR’s	(14,846)	(300)
Total NPA change	(20,357)	(19,459)
Ending Balance - NPA - September 30	$60,375	$83,539

At September 30, 2012, four of the non-accrual loan balances were greater than $1,000 compared to three loan balances greater than $1,000 at June 30, 2012.  These loans are primarily land development and real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses.  In the course of resolving nonperforming loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions and mitigate loss to the Bank. Any loans that are modified are reviewed by us to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection.  The Company reviews each relationship before it grants the concession to insure the creditor can comply with the new terms.  To date, most of the concessions have been extensions of maturity dates.

During the first nine months of 2012, the Company experienced a $30 million reduction in its Substandard loans and a $47 reduction in its Special Mentions loans in the commercial portfolio.  In both categories, 60% of the decrease was in the Hotel category and 30% in Other Real Estate.  The loans upgraded were the result of overall improvement in the underlying fundamentals of the credit. This also resulted in a decrease in the allowance allocated to loans collectively evaluated for impairment by $3,841.

The provision for loan losses was $2,000 in the third quarter of 2012 compared to $5,000 for the same period in 2011 and $2,500 for the second quarter of 2012. For the first nine months of 2012 and 2011, the provision for loan loss was $7,600 and $14,600 respectively.  The decrease in provision expense from 2011 was primarily due to the relative stabilization in the amount of non-performing and watch list loans in aggregate and decrease in net charge-offs.  The amount of new non-accrual loans in the third quarter of 2012 was approximately $2,000 lower than the second quarter of 2012.

Net loan losses were $5,043 for the third quarter of 2012 compared to $5,029 for the same period a year ago and $12,243 for the first nine months of 2012 compared to $15,772 a year ago.  During the third quarter of 2012, the Company executed the sale of approximately $5,200 of problem loans in the secondary market.  This transaction resulted in charge-offs of $3,000.  The Company had identified and specifically provided for these losses in previous quarters.  Approximately 50% of the Company’s charge-offs for the first nine months of 2012 was related to 11 commercial credits.  All but approximately $2,562 of these charge-offs had an allowance allocated in 2011 or prior.

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The allowance for loan losses as of September 30, 2012 was considered adequate by management.  The allowance for loan losses was $35,246 as of September 30, 2012 and represented 2.30% of total outstanding loans compared to $39,889 as of December 31, 2011 or 2.60% of total outstanding loans.  The decrease in the percentage was due to an improvement in nonperforming assets for the nine month period ending September 30, 2012.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of September 30, 2012, the Company had $902,178 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $43,266 was recorded to adjust the AFS portfolio to current market value at September 30, 2012, compared to an unrealized pre-tax gain of $35,218 at December 31, 2011. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future and the decline in fair value is largely due to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, federal funds purchased, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 87.0% and 87.7% of total average earning assets for the nine-month periods ending September 30, 2012 and 2011. Total interest-bearing deposits averaged 84.2% and 87.2% of average total deposits for the nine-month periods ending September 30, 2012 and 2011, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $201,119 outstanding at September 30, 2012. These advances have interest rates ranging from 0.51% to 5.90%.  All of the current advances, with the exception of the 2012 advances, were originally long-term advances with approximately $80,000 maturing in 2012, $16,000 maturing in 2013, $25,000 maturing in 2014, $0 maturing in 2015, and $80,000 maturing in 2016 and beyond.  During the third quarter of 2012, the Company paid off a $10,000 advance that was due in 2015and incurred a $1,313 penalty.  The Company believed it had adequate liquidity that allowed it pay off this advance early and save future interest expense.

Capital Resources

Total shareholders’ equity was $338,524 at September 30, 2012, which was an increase of $1,971 compared to the $336,553 of shareholders’ equity at December 31, 2011. The increase in shareholders’ equity was primarily attributable to the Company’s net income of $19,979 for the first nine months of 2012, other comprehensive income of $5,230 for the first nine months of 2012, and an increase in retained earnings of $1,302 as a result of buying the preferred stock at less than par value offset by the purchase and retirement of a portion of its preferred shares of $22,626, and payment of preferred and common dividends of $1,582 and $1,014 respectively.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At September 30, 2012, Tier 1 capital to total average assets was 10.9%. Tier 1 capital to risk-adjusted assets was 17.5%. Total capital to risk-adjusted assets was 18.8%. All three ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Bank exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.03 per share in the third quarter of 2012 versus $0.01 for the third quarter of 2011.  To prudently manage capital, the Company elected to reduce its dividend starting in the second quarter of 2009.  The increase in the third quarter dividend is the first increase in the dividend rate in over three years.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 80.3% of total earning assets for the nine months ended September 30, 2012 and 79.3% for the same period in 2011.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2012 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The new Basel III capital rules proposed in August 2012 by the Federal Reserve and the FDIC to implement the Basel III capital guidelines may adversely affect the Company’s and the Bank’s capital adequacy and the costs of conducting its business.

If adopted and effective in their current form, many of these proposals will be applicable to the Company and the Bank, and will include several significant changes, including changes to the definition of “capital” for regulatory purposes, the types and minimum levels of capital required under the prompt corrective action rules and for other regulatory purposes and the risk-weighting of various assets.  In addition, among other things, for bank holding companies with under $15 billion in assets, trust preferred securities will be phased out as Tier 1 capital over 10 years.  Based on the current components and levels of our capital and assets, we believe that we would be in compliance with the requirements in the proposed rules if they were currently in effect.  There is no assurance that the Basel III proposals will be adopted in their current form, what changes may be made prior to adoption, or when the final rules will be effective.  Until the proposals are finalized and the timing of implementation of the new rules is determined, some uncertainty will exist with respect to the impact of the rules on us and the banking industry generally.

Other than as set forth above, there have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 12, 2012.

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

101

The following financial statements and notes from the MainSource Financial Group Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i)  Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the condensed consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSOURCE FINANCIAL GROUP, INC.

November 9, 2012

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

November 9, 2012

/s/ James M. Anderson
James M. Anderson
Senior Vice President & Chief Financial Officer