Form 10-K
period 2012-12-31
MAINSOURCE FINANCIAL GROUP
filed 2013-03-14
CIK 720002

Use these links to rapidly review the document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $239,915,062 as of June 30, 2012.

As of March 14, 2013, there were outstanding 20,326,725 common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K Into Which Incorporated
Definitive Proxy Statement for Annual Meeting of Shareholders to be held April 23, 2013	Part III (Items 10 through 14)

FORM 10-K

        Pursuant to General Instruction G, the information called for by Items 10-14 is omitted by MainSource Financial Group, Inc. since MainSource Financial Group, Inc. will file with the Commission a definitive proxy statement for its 2013 Annual Meeting of Shareholders pursuant to Regulation 14A not later than 120 days after the close of the fiscal year containing the information required by Items 10-14.

PART I.

(Dollar amounts in thousands except per share data)

ITEM 1.   BUSINESS

General

        MainSource Financial Group, Inc. ("MainSource" or the "Company") is an Indiana corporation and bank holding company, within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), that has elected to become a financial holding company ("FHC"). The Company is based in Greensburg, Indiana. As of December 31, 2012, the Company operated one banking subsidiary: MainSource Bank ("the Bank"), an Indiana state chartered bank. Through its non-bank affiliates, the Company provides services incidental to the business of banking. Since its formation in 1982, the Company has acquired and established various institutions and financial services companies and may acquire additional financial institutions and financial services companies in the future. For further discussion of the business of the Company see Management's Discussion and Analysis in Part II, Item 7.

        As of December 31, 2012, the Company operated 78 branch banking offices in Indiana, Illinois, Ohio and Kentucky. As of December 31, 2012, the Company had consolidated assets of $2,769,288, consolidated deposits of $2,185,054 and shareholders' equity of $323,751.

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

        Residential real estate lending has been the largest component of the loan portfolio for many years. The Bank generates residential mortgages for its own portfolio. However, the Company elects to sell the majority of its fixed rate mortgages into the secondary market while maintaining the servicing of such loans. At December 31, 2012, the Company was servicing a $758 million residential real estate loan portfolio. By originating loans for sale in the secondary market, the Company can more fully satisfy customer demand for fixed rate residential mortgages and increase fee income, while reducing the risk of loss caused by rising interest rates.

        The principal source of revenues for the Company is interest and fees on loans, which accounted for 55.0% of total revenues in 2012, 55.7% in 2011 and 59.8% in 2010. While the Company's chief decision makers monitor the revenue streams of the various Company products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's financial service operations are considered by management to be aggregated in one reportable operating segment.

        The Company's investment securities portfolio is primarily comprised of state and municipal bonds; U. S. government sponsored entity's mortgage-backed securities and collateralized mortgage obligations; and corporate securities. The Company has classified its entire investment portfolio as available for sale, with fair value changes reported separately in shareholders' equity. Funds invested in the investment portfolio generally represent funds not immediately required to meet loan demand. Income related to the Company's investment portfolio accounted for 16.2% of total revenues in 2012, 17.0% in 2011 and 16.6% in 2010. As of December 31, 2012, the Company had not identified any securities as being "high risk" as defined by the FFIEC Supervisory Policy Statement on Securities Activities.

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

        The branches of the Bank are predominantly located in non-metropolitan areas and the Bank's business is centered in loans and deposits generated within markets considered largely rural in nature. In addition to competing vigorously with other banks, thrift institutions, credit unions and finance companies located within their service areas, we also compete, directly and indirectly, with all providers of financial services.

Employees

        As of December 31, 2012, the Company and its subsidiaries had 808 full-time equivalent employees to whom they provide a variety of benefits and with whom they enjoy excellent relations. None of our employees are subject to collective bargaining agreements.

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

        The BHC Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any "nonbanking" company unless the nonbanking activities are found by the FRB to be "so closely related to banking…as to be a proper incident thereto." Under current regulations of the FRB, a bank holding company and its nonbank subsidiaries are permitted, among other activities, to engage in such banking-related business ventures as consumer finance, equipment leasing, data processing, mortgage banking, financial and investment advice, and securities brokerage services. The BHC Act does not place territorial restrictions on the activities of a bank holding company or its nonbank subsidiaries.

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

  Capital Requirements

        As discussed above, the Company and the Bank must meet certain minimum capital requirements mandated by each of their state or federal regulators. These regulatory agencies require BHCs and banks to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. The FRB requires BHCs to maintain a minimum Tier 1 leverage ratio of 3% capital to total assets; however, for all but the most highly rated institutions which do not anticipate significant growth, the minimum Tier 1 leverage ratio is 3% plus an additional cushion of 100 to 200 basis points. As of December 31, 2012, the Company's leverage ratio of capital to total assets was 10.4%. The FRB and FDIC each have approved the imposition of "risk-adjusted" capital ratios on BHCs and financial institutions. The Company's Tier 1 Capital to Risk-Weighted Assets Ratio was 16.5% and its Total Capital to Risk-Weighted Assets Ratio was 17.8% at December 31, 2012. The Bank had capital to asset ratios and risk- adjusted capital ratios at December 31, 2012, in excess of the applicable minimum regulatory requirements.

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

        The U.S. Department of the Treasury ("Treasury"), working with the Federal Reserve Board, established late in 2008 the TARP Capital Purchase Program ("CPP"), which was intended to stabilize the financial services industry. One of the components of the CPP included a $250 billion voluntary capital purchase program for certain qualified and healthy banking institutions. Pursuant to the CPP, Treasury purchased from the Company 57,000 shares of $1,000 par value senior perpetual preferred securities at a price of $57 million equal to approximately 3.0% of the Company's then risk-weighted assets. Such preferred shares pay a dividend of 5% for the first five years and will increase to 9% thereafter. In connection with the Company's participation in the CPP, Treasury also received a warrant for the purchase of common stock in the amount of 571,906 shares at a strike price of $14.95 per share. The warrant expires on January 16, 2019. During 2012, Treasury auctioned off the Company's preferred shares to third parties. The Company was successful in repurchasing some of these shares and on two separate occasions during 2012, repurchased some additional shares from third parties. As of December 31, 2012, 15,100 shares of Series A preferred stock remained outstanding. See Note 2 in the Consolidated Financial Statements for further discussion of the preferred shares.

  American Recovery and Reinvestment Act of 2009

        On February 17, 2009, President Barack Obama signed the American Recovery and Reinvestment Act of 2009 ("ARRA"), more commonly known as the economic stimulus or economic recovery package. ARRA included a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, ARRA imposed new executive compensation and corporate governance limits on current and future participants in the CPP, including the Company, which are in addition to those previously announced by Treasury. These limits remain in place until the participant has redeemed the preferred stock sold to Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to Treasury's consultation with the recipient's appropriate federal regulator. On June 10, 2009, Treasury released an interim final rule, effective June 15, 2009, that provided guidance on the compensation and governance standards for participants in the CPP, and promulgated regulations to implement the restrictions and standards set forth in ARRA. Among other things, Treasury's final rule and ARRA significantly expanded the executive compensation restrictions previously imposed by EESA. As of April 3, 2012, the date the U.S. Treasury no longer held any shares of the Company's preferred stock issued under the CPP, the Company was no longer subject to the ARRA or EESA restrictions.

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

  Basel III

        In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, officially identified by the Basel Committee as "Basel III". In June 2012, the Federal Reserve Board, OCC, and FDIC (collectively, the "Agencies") each issued Notices of Proposed Rulemaking ("NPRs") that would revise and replace the Agencies' current capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. The comment period for the NPRs ended October 22, 2012, and comments received by such deadline are currently being evaluated by the Agencies.

        The standards set forth in the NPRs, when implemented by the Agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

        As set forth in the NPRs, the new capital rules would, among other things:

  •
  Narrow the types of instruments that can be included in Tier 1 Capital (including removing trust preferred securities from such definition);

  •
  Introduce a new Common Equity Tier 1 Capital Ratio of 6.5% (to be well-capitalized);

  •
  Increase the Tier 1 Capital Ratio from 4% to 6%; and

  •
  Introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets.

        The timing for the Agencies' adoption and implementation of final rules to implement the Basel III/Dodd-Frank Act capital framework is uncertain. Accordingly, the regulations ultimately applicable to the Company and the Bank may be substantially different from the Basel III final framework as published in December 2010 (and updated in 2011) or the NPRs. The requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company's financial results.

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

        During 2011 and 2012, the business environment continued to be adverse for many households and businesses in the United States and worldwide. While economic conditions in the United States and worldwide have begun to improve, there can be no assurance that this improvement will continue. Such conditions have affected, and could continue to adversely affect, the credit quality of the Company's loans, results of operations and financial condition.

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

The new Basel III capital rules proposed in August 2012 by the Federal Reserve and the FDIC to implement the Basel III capital guidelines may adversely affect the Company's and the Bank's capital adequacy and the costs of conducting its business.

        If adopted and effective in their current form, many of these proposals will be applicable to the Company and the Bank, and will include several significant changes, including changes to the definition of "capital" for regulatory purposes, the types and minimum levels of capital required under the prompt corrective action rules and for other regulatory purposes and the risk-weighting of various assets. In addition, among other things, for bank holding companies with under $15 billion in assets, trust preferred securities will be phased out as Tier 1 capital over 10 years. Based on the current components and levels of our capital and assets, we believe that we would be in compliance with the requirements in the proposed rules if they were currently in effect. There is no assurance that the Basel III proposals will be adopted in their current form, what changes may be made prior to adoption, or when the final rules will be effective. Until the proposals are finalized and the timing of implementation of the new rules is determined, some uncertainty will exist with respect to the impact of the rules on us and the banking industry generally.

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

        As of December 31, 2012, our total loan portfolio was approximately $1,553,383 or 56% of our total assets. Three major components of the loan portfolio are loans principally secured by real estate, approximately $1,345,354 or 87% of total loans; other commercial loans, approximately $159,734 or 10% of total loans; and consumer loans, approximately $48,295 or 3% of total loans. Our credit risk with respect to our consumer installment loan portfolio and commercial loan portfolio relates principally to the general creditworthiness of individuals and businesses within our local market area. Our credit risk with respect to our residential and commercial real estate mortgage and construction loan portfolio relates principally to the general creditworthiness of individuals and businesses and the value of real estate serving as security for the repayment of the loans. A related risk in connection with loans secured by commercial real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as security. Continued or worsening declines in the economy could cause additional credit issues, particularly within our residential and commercial real estate mortgage and construction loan portfolio.

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

        Our results of operations are affected principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings. We cannot predict or control changes in interest rates. National, regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, affect market interest rates. While we have instituted policies and procedures designed to manage the risks from changes in market interest rates, at any given time our assets and liabilities will likely be affected differently by a given change in interest rates, principally because we do not match the maturities of our loans and investments precisely with our deposits and other funding sources. Changes in interest rates may also affect the level of voluntary prepayments on our loans and the level of financing or refinancing by customers. As of December 31, 2012, we had a negative interest rate gap of approximately 20% of interest earning assets in the one-year time frame. Although this is within our internal policy limits, our earnings will be adversely affected in periods of rising interest rates because, during such periods, the interest expense paid on deposits and borrowings will generally increase more rapidly than the interest income earned on loans and investments. If such an interest rate increase occurred gradually, we would use our established procedures to attempt to mitigate the effects over time. However, if such an interest rate increase occurred rapidly, or interest rates exhibited volatile increases and decreases, we might be unable to mitigate the effects, and our net interest income could suffer significant adverse effects. While management intends to continue to take measures to mitigate interest rate risk, we cannot assure you that such measures will be entirely effective in minimizing our exposure to the risk of rapid changes in interest rates.

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

        We are and will continue to be dependent upon the services of our management team. The loss of any of our senior managers could have an adverse effect on our growth and performance because of their skills, knowledge of the markets in which we operate and years of industry experience and the difficulty of promptly finding qualified replacement personnel. The loss of key personnel in a particular market could have an adverse effect on our performance in that market because it may be difficult to find qualified replacement personnel who are already located in or would be willing to relocate to a non-metropolitan market. Additionally, recent proposed regulations issued by banking regulators regarding executive compensation may impact our ability to compensate executives and, as a result, to attract and retain qualified personnel.

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

The Company may be subject to future goodwill impairment charges

        During 2009, the Company recorded $80,310 in goodwill impairment charges in the second and fourth quarters. No goodwill impairment charges were recorded in 2010, 2011, or 2012. While the Company does not currently anticipate that there will be additional impairment charges required in the future, it can make no guarantees that none will be taken. If more impairment is recorded, it will have a negative impact on future earnings.

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

        The Company has traditionally paid a quarterly dividend to common stockholders. The Company is a separate legal entity from the Bank and receives substantially all of its revenue and cash flow from dividends paid by the Bank to the Company. Indiana state law and agreements between the Bank and its federal and state regulators may limit the amount of dividends that the Bank may pay to the Company. In the event that the Bank is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt obligations or pay dividends on its common stock. Additionally, any payment of dividends in the future will depend, in large part, on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors. Starting in the second quarter of 2009 and continuing to the second quarter of 2012, the Company reduced the amount of cash dividends paid. This reduction was made to preserve capital levels at the Company. Beginning in the third quarter of 2012, the Company raised the dividend to $.03/share, and in the first quarter of 2013 it raised the dividend to $.06/share.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2012, the Company leased an office building located in Greensburg, Indiana, from one of its subsidiaries for use as its corporate headquarters. The Company's subsidiaries own, or lease, all of the facilities from which they conduct business. All leases are comparable to other leases in the respective market areas and do not contain provisions materially detrimental to the Company or its subsidiaries. As of December 31, 2012 the Company had 78 banking locations. At December 31, 2012, the Company had approximately $54,101 invested in premises and equipment.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER'S PURCHASES OF EQUITY SECURITIES

Market Information

        The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol MSFG. The Common Stock was held by approximately 4,500 shareholders at March 12, 2013. The quarterly high and low closing prices for the Company's common stock as reported by NASDAQ and quarterly cash dividends declared and paid are set forth in the tables below. All per share data is retroactively restated for all stock dividends and splits.

        The range of known per share prices by calendar quarter, based on actual transactions, excluding commissions, is shown below.

	Market Prices
2012	Q1	Q2	Q3	Q4

High	$12.12	$12.05	$13.00	$12.97
Low	$8.84	$10.80	$11.27	$11.50
2011	Q1	Q2	Q3	Q4

High	$10.60	$10.05	$9.24	$9.89
Low	$8.74	$6.98	$7.46	$7.66
	Cash Dividends
2012	Q1	Q2	Q3	Q4

	$0.01	$0.01	$0.03	$0.03
2011	Q1	Q2	Q3	Q4

	$0.01	$0.01	$0.01	$0.01

        In the first quarter of 2013 the Board of Directors voted to raise the quarterly dividend to $.06/share. It is expected that the Company will continue to consider the Company's results of operations, capital levels and other external factors beyond management's control in making the decision to maintain or further raise the dividend.

Issuer Purchases of Equity Securities

        The Company purchased the following equity securities of the Company during the quarter ended December 31, 2012:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

October 2012	—	—	—	0
November 2012	—	—	—	0
December 2012	19,050	$993.54	—	0

Total:	19,050	$993.54	—	0
(1)
On December 5, 2012, the Company purchased 19,050 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of the Company in a privately negotiated transaction at a price of $993.54/share.

Stock Performance Graph

        The following performance graph compares the performance of our common shares to the performance of the NASDAQ Market Index (U.S.) and the NASDAQ Bank Stocks Index for the 60 months ended December 31, 2012. The graph assumes an investment of $100 in each of the Company's common shares, the NASDAQ Market Index (U.S.) and the NASDAQ Bank Stocks Index on December 31, 2007.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12

MainSource Financial Group	100.00	99.75	31.27	64.83	55.02	78.60
NASDAQ MARKET INDEX (U.S.)	100.00	59.46	85.55	100.03	98.22	113.85
NASDAQ Bank Stocks Index	100.00	76.08	62.00	69.36	60.76	70.34

ITEM 6.    SELECTED FINANCIAL DATA

Selected Financial Data
(Dollar amounts in thousands except per share data)

	2012	2011	2010	2009	2008

Results of Operations
Net interest income	$94,082	$99,848	$101,252	$98,008	$87,525
Provision for loan losses	9,850	17,800	35,250	46,310	20,918
Noninterest income	43,891	45,308	41,291	40,050	29,697
Noninterest expense, excluding goodwill impairment	94,838	99,805	92,252	87,222	72,773
Goodwill impairment	—	—	—	80,310	—
Income (loss) before income tax	33,285	27,551	15,041	(75,784)	23,531
Income tax (benefit)	6,027	3,738	239	(11,645)	4,379
Net income (loss)	27,258	23,813	14,802	(64,139)	19,152
Preferred dividends and accretion	2,110	3,054	3,054	2,919	—
Net income (loss) available to common shareholders	26,505	20,759	11,748	(67,058)	19,152
Dividends paid on common stock	1,623	807	805	5,135	11,133
Per Common Share*
Earnings (loss) per share (basic)	$1.31	$1.03	$0.58	$(3.33)	$1.00
Earnings (loss) per share (diluted)	1.30	1.03	0.58	(3.33)	1.00
Dividends paid	0.08	0.04	0.04	0.26	0.58
Book value — end of period	15.21	13.87	12.24	11.84	14.90
Tangible book value — end of period	11.72	10.45	8.71	8.16	7.43
Market price — end of period	12.67	8.83	10.41	4.78	15.50
At Year End
Total assets	$2,769,288	$2,754,180	$2,769,312	$2,906,530	$2,899,835
Securities	902,341	876,090	806,071	714,607	513,310
Loans, excluding held for sale	1,553,383	1,534,379	1,680,971	1,885,447	1,995,601
Allowance for loan losses	32,227	39,889	42,605	46,648	34,583
Total deposits	2,185,054	2,159,900	2,211,564	2,270,650	2,009,324
Federal Home Loan Bank advances	141,052	151,427	152,065	222,265	433,167
Subordinated debentures	50,418	50,267	50,117	49,966	49,816
Shareholders' equity	323,751	336,553	302,570	294,462	299,949
Financial Ratios
Return on average assets	0.99%	0.85%	0.51%	(2.19)%	0.73%
Return on average common shareholders' equity	8.15	7.44	4.86	(22.61)	6.90
Allowance for loan losses to total loans (year end, excluding held for sale)	2.07	2.60	2.53	2.47	1.73
Allowance for loan losses to total non-performing loans (year end)	63.04	61.18	46.55	50.60	58.31
Shareholders' equity to total assets (year end)	11.69	12.22	10.93	10.13	10.34
Average equity to average total assets	12.12	11.46	10.59	11.59	10.57
Dividend payout ratio	6.12	3.89	6.85	NM	58.13

*
Adjusted for stock split and dividends

NM
Not meaningful

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis
(Dollar amounts in thousands except per share data)

Forward-Looking Statements

        Except for historical information contained herein, the discussion in this Annual Report includes certain forward-looking statements based upon management expectations. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The Company disclaims any intent or obligation to update such forward looking statements. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Company's loan and investment portfolios; the Company's ability to integrate acquisitions, and other factors, including the risk factors set forth in Item 1A of this Annual Report on Form 10-K and in other reports we file from time to time with the Securities and Exchange Commission. The Company intends the forward looking statements set forth herein to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Results of Operations

        Net income attributable to common shareholders was $26,505 in 2012, $20,759 in 2011, and $11,748 in 2010. Earnings per common share on a fully diluted basis were $1.30 in 2012, $1.03 in 2011, and $0.58 in 2010. The primary drivers that led to the increase in net income in 2012 were lower loan loss provision expense of $7,950, reduced consultant expenses of $5,397, higher mortgage banking income of $4,376, an increase in service charge income of $1,668, a reduction in FDIC premiums of $1,479, and smaller losses on OREO property of $1,385. Credit losses continued to decline and new impaired loans decreased in 2012. The third party consulting fees paid in 2011 were an increase in consultant expenses. A reduction in interest rates in 2012 led to increased mortgage refinancing activity. Continued emphasis on new account growth generated additional service charge income. FDIC premiums lowered as a result of a lower rate for the Company's premiums. Finally, OREO losses declined as a result of a reduced amount of OREO property. Offsetting these items was a reduction in securities gains of $9,990, lower net interest income of $5,766, and a pre payment penalty of $1,313 on a FHLB advance. As a result of favorable pricing, the Company recorded gains during 2011 on the sale of securities at a higher level than 2012. The reduction in the Company's yield on earnings assets was not completely offset by the reduction in the Company's cost of funds. The Company paid off a FHLB advance early and incurred a prepayment penalty. However, this should provide the Company with future decreased annual interest expense of $500.

        The primary drivers that led to the increase in net income in 2011 from 2010 were lower loan loss provision expense of $17,450, higher realized gains on securities of $8,378, increased trust and investment product fees of $887, a reduction in FDIC premiums of $966, and increased interchange income of $738. Credit losses continued to decline and new impaired loans decreased in 2011. As a result of favorable pricing, the Company recorded gains during 2011 on the sale of securities at a higher level than 2010. The full year effect of increasing the number of financial advisors in 2010 resulted in higher trust and investment product fees. The Company realized a savings in FDIC premiums due to the change in 2011 of basing the premium on total assets instead of deposits. Continued emphasis on new account growth generated additional interchange income. Offsetting these items was an increase in consulting expenses of $6,547, a decrease in mortgage banking income of $2,091, a reduction in insurance commissions of $1,711, an increase in OREO losses of $1,647 and a decrease in other income of $1,176 (approximately 85% of this reduction is due to the gain recognized on the sale of the property and casualty business lines of the Company's insurance division in 2010). In 2011, the Company completed an efficiency project with the aid of a third party consulting firm. As a result of the project, approximately 150 full-time equivalent positions were targeted for elimination. While mortgage rates remained low during 2011, mortgage financing levels declined and represented more normal activity. As mentioned above, the Company sold the property and casualty business lines in 2010 which caused the reduction in commissions. The OREO losses are the result of the Company continuing its efforts to reduce its non-performing assets.

Net Interest Income

        Net interest income and net interest margin are influenced by the volume and yield or cost of earning assets and interest-bearing liabilities. Tax equivalent net interest income of $101,054 in 2012 decreased from $107,033 in 2011. Net interest margin, on a fully-taxable equivalent basis, was 4.07% for 2012 compared to 4.23% for the same period a year ago. The Company was unable to match reductions in its yield on earning assets with a corresponding reduction in its cost of funds. Over the three year period interest income has continued to decline as decreases in earning assets and yields have had a negative impact on interest income. A significant portion of the Company's CDs matured in 2011 and the Company was able to reprice those deposits to current, lower market rates. The Company was also able to continue to lower the interest paid on deposit accounts. The Federal Reserve Bank continues to target the fed funds rate at 0%-.25%.

        The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)*

	2012				2011				2010

Assets	Average Balance	Interest	Average Rate		Average Balance	Interest	Average Rate		Average Balance	Interest	Average Rate

Short-term investments	$48,712	134	0.28%		$69,960	167	0.24%		$33,037	$12	0.04%
Federal funds sold and money market accounts	10,811	30	0.28		16,644	48	0.29		44,025	190	0.43
Securities
Taxable	567,437	12,510	2.20		523,760	16,040	3.06		512,749	18,828	3.67
Non-taxable*	302,040	18,707	6.19		304,366	19,100	6.28		246,312	15,940	6.47

Total securities	869,477	31,217	3.59		828,126	35,140	4.24		759,061	34,768	4.58
Loans**
Commercial*	889,313	50,523	5.68		959,550	55,905	5.83		1,061,537	62,433	5.88
Residential real estate	393,844	19,969	5.07		380,255	21,970	5.78		400,994	24,536	6.12
Consumer	270,459	13,867	5.13		276,660	15,566	5.63		317,654	18,921	5.96

Total loans	1,553,616	84,359	5.43		1,616,465	93,441	5.78		1,780,185	105,890	5.95

Total earning assets	2,482,616	115,740	4.66		2,531,195	128,796	5.09		2,616,308	140,860	5.38

Cash and due from banks	43,107				40,444				41,427
Unrealized gains (losses) on securities	41,035				26,222				28,074
Allowance for loan losses	(37,626)				(42,583)				(43,711)
Premises and equipment, net	50,710				49,920				49,696
Intangible assets	68,704				70,006				72,765
Accrued interest receivable and other assets	112,177				115,695				113,814

Total assets	$2,760,723				$2,790,899				$2,878,373

Liabilities
Interest-bearing deposits DDA, savings, and money market accounts	$1,321,901	2,138	0.16		$1,294,274	4,275	0.33		$1,201,145	$6,184	0.51
Certificates of deposit	494,142	5,499	1.11		631,270	9,836	1.56		798,471	16,978	2.13

Total interest-bearing deposits	1,816,043	7,637	0.42		1,925,544	14,111	0.73		1,999,616	23,162	1.16
Short-term borrowings	30,514	104	0.34		30,946	161	0.52		40,320	258	0.64
Subordinated debentures	49,000	1,825	3.72		49,000	1,737	3.54		49,000	1,755	3.58
Notes payable and FHLB borrowings	148,466	5,120	3.45		150,814	5,754	3.82		197,769	8,144	4.12

Total interest-bearing liabilities	2,044,023	14,686	0.72		2,156,304	21,763	1.01		2,286,705	33,319	1.46
Demand deposits	348,858				288,908				259,607
Other liabilities	33,354				25,734				27,209

Total liabilities	2,426,235				2,470,946				2,573,521
Shareholders' equity	334,488				319,953				304,852

Total liabilities and shareholders' equity	$2,760,723	14,686	0.59	***	$2,790,899	21,763	0.86	***	$2,878,373	33,319	1.27	***

Net interest income		$101,054	4.07	****		$107,033	4.23	****		$107,541	4.11	****

Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$6,972				$7,185				$6,289

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

Volume/Rate Analysis of Changes in Net Interest Income
(Tax Equivalent Basis)

	2012 OVER 2011			2011 OVER 2010
	Volume	Rate	Total	Volume	Rate	Total

Interest income
Loans	$(3,547)	$(5,535)	$(9,082)	$(9,528)	$(2,921)	$(12,449)
Securities	1,688	(5,611)	(3,923)	3,035	(2,663)	372
Federal funds sold and money market funds	(16)	(2)	(18)	(93)	(49)	(142)
Short-term investments	(66)	33	(33)	26	129	155

Total interest income	(1,941)	(11.115)	(13,056)	(6,560)	(5,504)	(12,064)

Interest expense
Interest-bearing DDA, savings, and money market accounts	$89	$(2,226)	$(2,137)	$449	$(2,358)	(1,909)
Certificates of deposit	(1,873)	(2,464)	(4,337)	(3,138)	(4,004)	(7,142)
Borrowings	(89)	(602)	(691)	(1,871)	(616)	(2,487)
Subordinated debentures	—	88	88	—	(18)	(18)

Total interest expense	(1,873)	(5,204)	(7,077)	(4,560)	(6,996)	(11,556)

Change in net interest income	(68)	(5,911)	(5,979)	(2,000)	1,492	(508)

Change in tax equivalent adjustment			(213)			896

Change in net interest income before tax equivalent adjustment			$(5,766)			$(1,404)

        Variances not attributed to rate or volume are allocated between rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

        The Company expensed $9,850, $17,800, and $35,250 in provision for loan losses in 2012, 2011, and 2010 respectively. This level of provision allowed the Company to maintain an adequate allowance for loan losses. This topic is discussed in detail under the heading "Loans, Credit Risk and the Allowance and Provision for Loan Losses".

Non-interest Income and Expense

				Percent Change
	2012	2011	2010	12/11	11/10

Non-interest income
Insurance commissions	$—	$—	$1,711	0.0%	-100.0%
Mortgage banking	9,927	5,551	7,642	78.8%	-27.4%
Trust and investment product fees	3,650	3,250	2,363	12.3%	37.5%
Service charges on deposit accounts	19,815	18,147	17,462	9.2%	3.9%
Net realized gains on securities sales	1,367	11,357	2,979	-88.0%	281.2%
Increase in cash surrender value of life insurance	1,206	1,200	1,246	0.5%	-3.7%
Interchange income	6,540	6,225	5,487	5.1%	13.4%
Gain/(loss) on sale of OREO	(1,359)	(2,744)	(1,097)	50.5%	-150.1%
Other	2,745	2,322	3,498	18.2%	-33.6%

Total non-interest income	$43,891	$45,308	$41,291	-3.1%	9.7%

Non-interest expense
Salaries and employee benefits	$48,990	$49,950	$50,138	-1.9%	-0.4%
Net occupancy	6,769	6,686	6,654	1.2%	0.5%
Equipment	8,564	7,822	7,855	9.5%	-0.4%
Intangibles amortization	1,835	1,939	2,066	-5.4%	-6.1%
Telecommunications	1,729	1,991	1,882	-13.2%	5.8%
Stationery, printing, and supplies	1,337	1,510	1,478	-11.5%	2.2%
FDIC assessment	2,495	3,974	4,940	-37.2%	-19.6%
Marketing	4,397	4,057	3,412	8.4%	18.9%
Collection expenses	3,768	4,334	3,579	-13.1%	21.1%
Consultant expense	1,150	6,547	—	-82.4%	NA
Prepayment penalty on FHLB advance	1,313	—	—	NA	0.0%
Interchange expense	1,591	1,465	1,515	8.6%	-3.3%
Other	10,900	9,530	8,733	14.4%	9.1%

Total non-interest expense	$94,838	$99,805	$92,252	-5.0%	8.2%

Non-interest Income

        Non-interest income was $43,891 for 2012 compared to $45,308 for the same period in 2011, a decrease of $1,417 or 3.1%. Increases in mortgage banking income, service charge on deposit accounts, lower losses on the sale of OREO, trust and investment product fees, and interchange income were the primary causes of the increase. These increases were offset by a reduction in securities gains. A reduction in interest rates in 2012 led to increased mortgage refinancing activity. Continued emphasis on new account growth generated additional service charge and interchange income. OREO losses declined as a result of a reduced amount of OREO property as well as more timely appraisals when the property is initially placed in OREO. As a result of favorable pricing, the Company recorded gains during 2011 on the sale of securities at a higher level than 2012.

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

Non-interest Expense

        Total non-interest expense was $94,838 in 2012 compared to $99,805 in 2011, a decrease of $4,967 or 5.0%. The decrease was primarily attributable to a reduction in consultant expenses of $5,397. During 2011 the Company completed an efficiency project with the aid of a third party consulting firm. Almost all of the Company's departments and corresponding headcount were reviewed, as well as the entire organizational structure of the Company. As a result of the project, many of the non-interest expense categories showed reductions in 2012. These included salaries and employee benefits, telecommunications, and stationary and printing costs. Other categories also showing reductions were intangibles amortization, FDIC assessment, and collection expenses. FDIC premiums lowered as a result of a lower multiplier for the Company's premiums. Collection expenses decreased due to a reduction in new problem loans compared to 2011. Offsetting these decreases were increases in occupancy, equipment, marketing, other expenses, and a prepayment penalty on a FHLB advance. Occupancy, equipment, and marketing expenses increased primarily due to opening of three de novo branches in 2012. The largest contributor to other expense was expenses related to tax credit properties. Lastly, the Company paid off a FHLB advance early and incurred a prepayment penalty of $1,313. However, the pay off of this advance should lower interest expense costs by approximately $500 on an annual basis.

        Total non-interest expense was $99,805 in 2011 compared to $92,252 in 2010, an increase of $7,553 or 8.2%. The increase was primarily attributable to consultant expenses of $6,547 incurred in 2011 as a result of the previously described efficiency project. As a result of the project, approximately 150 full-time equivalent positions were targeted for elimination. The third party consulting firm also recommended various revenue enhancements which may require future payouts if certain targets are achieved. Marketing expense and collection expense increases of $645 and $755 were partially offset by a reduction in the Company's FDIC assessment of $966. The marketing expense increase was due to costs involved in generating new deposit accounts. Collection costs continue to be elevated as the Company is working through its problem credits. As a result of the FDIC changing the assessment base to total assets instead of deposits, the Company's FDIC assessment was lower in 2011.

Income Taxes

        The effective tax rate was 18.1% in 2012, 13.6% in 2011, and 1.6% in 2010. The increase in the Company's effective rate from 2011 to 2012 and from 2010 to 2011 was primarily due to an increase in taxable income in each year. The Company and its subsidiaries file consolidated income tax returns.

Balance Sheet

        At December 31, 2012, total assets were $2,769,288 compared to $2,754,180 at December 31, 2011, an increase of $15 million. Increases in loans ($27 million), investment securities ($26 million) and cash surrender value of life insurance ($11 million) were offset by decreases in cash and cash equivalents ($43 million) and other assets ($11 million).

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

        Total loans (excluding those held for sale) increased by $19,004 from year-end 2011. The largest increase was in the Company's residential real estate portfolio as on balance sheet fixed-rate residential real estate loans refinanced during the year, and the Company elected to keep many of these loans instead of selling them to the secondary market. The remaining increase in loan balances was primarily due to an overall increase in loan demand. Decreases in certain other loan categories were primarily due to the following factors: a decrease in construction and development loans as the continued sluggish economy resulted in the Company ceasing the origination of these loans, charge-offs taken during 2012, and early payoffs on some credits. Residential real estate loans continue to represent the largest portion of the total loan portfolio and were 40% of total loans at December 31, 2012 compared to 48% of total loans at the end of 2011.

        The following table details the Company's loan portfolio by type of loan.

Loan Portfolio

	2012	2011	2010	2009	2008

Types of loans
Commercial and industrial	$123,140	$107,538	$163,651	$195,509	$226,696
Agricultural production financing	45,879	32,325	36,596	41,889	40,334
Farm real estate	68,013	58,424	37,634	45,332	45,918
Commercial real estate mortgage	480,879	509,887	525,578	551,670	515,964
Construction and development	31,694	37,078	84,152	142,472	173,551
Residential real estate mortgage	753,230	730,374	759,409	813,602	877,145
Consumer	50,548	58,753	73,951	94,973	115,993

Total loans	$1,553,383	$1,534,379	$1,680,971	$1,885,447	$1,995,601

        The following table indicates the amounts of loans (excluding residential and commercial mortgages and consumer loans) outstanding as of December 31, 2012 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Maturities and Sensitivity to Changes in Interest Rates of Commercial and Construction Loans

	Due:	Within 1 Year	1-5 Years	Over 5 years	Total

Loan Type
Commercial and industrial		$44,242	$37,693	$41,205	$123,140
Agricultural production financing		28,184	14,711	2,984	45,879
Construction and development		14,722	9,781	7,191	31,694

Totals		$87,148	$62,185	$51,380	$200,713

Percent		43%	31%	26%	100%

Rate Sensitivity
Fixed Rate		$5,147	$41,780	$22,095	$69,022
Variable Rate		104,154	18,751	8,786	131,691

Totals		$109,301	$60,531	$30,881	$200,713

        Loans are placed on "non-accrual" status when, in management's judgment, the collateral value and/or the borrower's financial condition does not justify accruing interest. As a general rule, commercial, commercial real estate, residential, and consumer loans are reclassified to non-accrual status at or before becoming 90 days past due. Interest previously recorded is reversed and charged against current income. Subsequent interest payments collected on non-accrual loans are thereafter applied as a reduction of the loan's principal balance. Non-performing loans were $51,118 as of December 31, 2012 compared to $65,196 as of December 31, 2011 and represented 3.29% of total loans at December 31, 2012 versus 4.25% one year ago. The significant reduction in 2012 is a result of the Company's continued emphasis on reducing the amount of non-performing loans.

        The following table details the Company's non-performing loans as of December 31 for the years indicated.

Non-performing Loans

	2012	2011	2010	2009	2008

Non-accruing loans	$35,451	$41,528	$68,236	$77,074	$55,671
Troubled debt restructurings	15,102	20,402	22,250	11,843	—
Accruing loans contractually past due 90 days or more	565	3,266	990	3,279	3,639

Total	$51,118	$65,196	$91,476	$92,196	$59,310

% of total loans	3.29%	4.25%	5.44%	4.89%	2.97%

        A reconciliation of non-performing assets ("NPA") for 2012 and 2011 is as follows:

	2012	2011

Beginning Balance — NPA — January 1	$80,731	$102,955
Non-accrual
Add: New non-accruals	34,863	47,516
Less: To accrual/payoff/restructured	(18,142)	(31,688)
Less: To OREO	(5,286)	(23,093)
Less: Charge offs	(17,512)	(19,443)

Increase/(Decrease): Non-accrual loans	(6,077)	(26,708)
Other Real Estate Owned (OREO)
Add: New OREO properties	5,286	23,093
Less: OREO sold	(12,089)	(16,125)
Less: OREO losses (write-downs)	(1,976)	(2,965)

Increase/(Decrease): OREO	(8,779)	4,003
Increase/(Decrease): Repossessions	(79)	53
Increase/(Decrease): 90 Days Delinquent	(2,701)	2,276
Increase/(Decrease): TDR's	(5,300)	(1,848)

Total NPA change	(22,936)	(22,224)

Ending Balance — NPA — December 31	$57,795	$80,731

        At December 31, 2012, only one of the non-accrual loan balances was greater than $1,000. This loan is a real estate backed loan. The Company is working with this borrower in an attempt to minimize its losses. In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower's financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate, other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection. The Company reviews each relationship before it grants the concession to insure the creditor can comply with the new terms. To date, most of the concessions have been extensions of maturity dates. The provision for loan losses was $9,850 in 2012, $17,800 in 2011, and $35,250 in 2010. The Company's provision for loan losses continued to decline in 2012 due to the stabilization of problem credits. New non-accrual loans declined over 26% in 2012. Net charge-offs were $17,512 in 2012 compared to $20,516 in 2011 and $39,293 in 2010. As a percentage of average loans, net charge-offs equaled 1.13%, 1.27%, and 2.21% in 2012, 2011 and 2010, respectively.

        Potential problem loans are identified on the Company's watch list and consist of loans that require close monitoring by management and are not necessarily considered classified credits by regulators. Credits may be considered as a potential problem loan for reasons that are temporary or correctable, such as for a deficiency in loan documentation or absence of current financial statements of the borrower. Potential problem loans may also include credits where adverse circumstances are identified that may affect the borrower's ability to comply with the contractual terms of the loan. Other factors which might indicate the existence of a potential problem loan include the delinquency of a scheduled loan payment, deterioration in a borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment in which the borrower operates. Substandard commercial loans that were not classified as non-accrual were $28,785 at December 31, 2012 and $63,379 at December 31, 2011, a decrease of $34,594. The Company believes its substandard loans peaked in 2009 when the substandard balance was approximately $70,000. These loans which are $250 or greater are reviewed at least quarterly by senior management. This review includes monitoring how the borrower is performing vs their workout plan, obtaining and reviewing the borrower's financial information, and monitoring collateral values. Management believes these loans were well secured and had adequate allowance allocations at December 31, 2012.

Summary of the Allowance for Loan Losses

	2012	2011	2010	2009	2008

Balance at January 1	$39,889	$42,605	$46,648	$34,583	$14,331
Chargeoffs
Commercial	1,946	2,211	8,190	8,686	1,866
Commercial real estate mortgage	13,553	16,954	29,177	21,140	948
Residential real estate mortgage	3,547	3,093	2,220	1,899	1,421
Consumer	3,286	2,636	2,859	4,477	3,032

Total Chargeoffs	22,332	24,894	42,446	36,202	7,267

Recoveries
Commercial	543	1,172	518	350	214
Commercial real estate mortgage	2,432	1,371	873	226	17
Residential real estate mortgage	265	648	524	37	16
Consumer	1,580	1,187	1,238	1,344	790

Total Recoveries	4,820	4,378	3,153	1,957	1,037

Net Chargeoffs	17,512	20,516	39,293	34,245	6,230
Addition resulting from acquisition	—	—	—	—	5,564
Provision for loan losses	9,850	17,800	35,250	46,310	20,918

Balance at December 31	$32,227	$39,889	$42,605	$46,648	$34,583

Net Chargeoffs to average loans	1.13%	1.27%	2.21%	1.73%	0.35%
Provision for loan losses to average loans	0.63%	1.10%	1.98%	2.35%	1.17%
Allowance to total loans at year end	2.07%	2.60%	2.53%	2.47%	1.73%

        Although the allowance for loan loss is available for any loan that, in management's judgment, should be charged off, the following table details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.

Allocation of the Allowance for Loan Losses

	2012		2011		2010		2009		2008
December 31	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans

Real estate
Residential	$3,180	40%	$2,972	38%	$2,281	45%	$9,449	43%	$3,882	44%
Farm real estate	722	4	456	3	740	2	647	2	344	2
Commercial	20,465	41	24,187	45	20,034	31	14,754	29	11,448	26
Construction and development	2,970	2	5,833	2	11,879	5	10,205	8	6,500	9

Total real estate	27,337	87	33,448	88	34,934	83	35,055	82	22,174	81

Commercial
Agribusiness	166	2	151	1	370	2	1,126	2	303	2
Other commercial	3,728	8	5,411	7	6,016	10	7,880	11	7,632	11

Total Commercial	3,894	10	5,562	8	6,386	12	9,006	13	7,935	13

Consumer	996	3	879	4	1,285	5	2,587	5	4,072	6
Unallocated	—	—	—	—	—		—		402

Total	$32,227	100%	$39,889	100%	$42,605	100%	$46,648	100%	$34,583	100%

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

        The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The Company's allowance for loan losses was $32,227, or 2.07% of total loans, at December 31, 2012 compared to $39,889, or 2.60% of total loans, at the end of 2011. This $7,662 decrease in the allowance was due in large part to write-offs in 2012 that had an allowance allocated in 2011 as well as continued monitoring of problem loans.

Securities, at Fair Value

	December 31,
	2012	2011	2010

Available for Sale
U.S. Government-sponsored entities	$1,638	$—	$—
State and municipal	337,939	344,877	300,144
Mortgage-backed	554,278	522,271	498,828
Equity and other	8,486	8,942	7,099

Total securities	$902,341	$876,090	$806,071

        Securities offer flexibility in the Company's management of interest rate risk, and are the primary means by which the Company provides liquidity and responds to changing maturity characteristics of assets and liabilities. The Company's investment policy prohibits trading activities and does not allow investment in high-risk derivative products or junk bonds.

        As of December 31, 2012, all of the securities are classified as available for sale ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. A net unrealized gain of $39,582 was recorded to adjust the AFS portfolio to current market value at December 31, 2012 compared to a net unrealized gain of $35,218 at December 31, 2011.

Securities
(Carrying Values at December 31)

	Within 1 Year	2-5 Yrs	6-10 Yrs	Beyond 10 Years	Total 2012

Available for sale
US government agency	$—	$—	$1,638	—	$1,638
State and municipal	6,857	52,613	100,781	177,688	337,939
Mortgage-backed securities	6	67	67,289	486,916	554,278
Other securities	—	2,557	—	990	3,547

Total available for sale	$6,863	$55,237	$169,708	$665,594	$897,402

Weighted average yield*	6.73%	5.09%	4.53%	3.20%	3.59%

*
Adjusted to reflect income related to securities exempt from federal income taxes.

        Amounts in the table above are based on scheduled maturity dates. Variable interest rates are subject to change not less than annually based upon certain interest rate indexes. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities of $4,939 do not have contractual maturities and are excluded from the table above.

        As of December 31, 2012, there were no corporate bonds and other securities which represented more than 10% of shareholders' equity.

        For 2012 the tax equivalent yield of the investment securities portfolio was 3.59%, compared to 4.24% and 4.58% for 2011 and 2010, respectively. The average life of the Company's investment securities portfolio was 4.88 years at December 31, 2012. During 2012 the investment portfolio increased slightly in size as the Company's earnings were invested in the portfolio as loan demand remained soft. Cash flows from security sales and normal monthly principal pay downs were reinvested at materially lower yields leading to sizable decline in portfolio yield. The reinvestments were focused on a balanced approach between a likely long term low interest rate horizon and protection against cash flow extensions when rates do move higher. This investment strategy will allow the portfolio to meet cash needs for future loan growth.

        The Company and its investment advisor monitor the securities portfolio on at least a quarterly basis for other-than-temporary impairment ("OTTI"). The amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. In 2012, the Company recorded a $500 impairment loss on one of its equity securities. During 2010, the Company recorded $97 of impairment charges related to three of its equity securities. These securities were written down to their fair values, as based on the financial condition of the companies, recovery of the fair value above cost could not be readily projected.

Sources of Funds

        The Company relies primarily on customer deposits and securities sold under agreement to repurchase ("repurchase agreements") along with shareholders' equity to fund earning assets. Federal Home Loan Bank ("FHLB") advances are used to provide additional funding. The Company also attempts to obtain deposits through branch and whole bank acquisitions.

        Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits were 87.2% and 87.7% of total average earning assets for 2012 and 2011, respectively. Total interest-bearing deposits averaged 83.9% and 87.0% of average total deposits during 2012 and 2011. Management is continuing its efforts to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

        Repurchase agreements are high denomination investments utilized by public entities and commercial customers as an element of their cash management responsibilities. During 2012, repurchase agreements averaged $28,243, with an average cost of 0.34%.

        Another source of funding is the Federal Home Loan Bank (FHLB). The Company had FHLB advances of $141,052 outstanding at December 31, 2012. These advances have interest rates ranging from 0.5% to 5.9% (see Note 12 to the consolidated financial statements for the maturity schedule of these advances). The Company averaged $146,365 in FHLB advances during 2012 compared to $148,824 during 2011. This decrease in the average balance of FHLB borrowings was primarily due to the increased deposits generated by the Company which reduced the need for other funding sources. One final source of funding is federal funds purchased. The Company had $8,725 of federal funds purchased as of December 31, 2012 and $0 at December 31, 2011.

Average Deposits

	2012		2011		2010

	Amount	Rate	Amount	Rate	Amount	Rate

Demand	$348,858		$288,908		$259,607
Interest Bearing Demand	866,493	0.17%	843,523	0.34%	780,125	0.54%
Savings/Money Markets	455,408	0.14	450,751	0.30	421,020	0.48
Certificates of Deposit	494,142	1.11	631,270	1.56	798,471	2.13

Totals	$2,164,901	0.35%	$2,214,452	0.64%	$2,259,223	1.03%

        As of December 31, 2012, certificates of deposit and other time deposits of $100 or more mature as follows:

	3 months or less	4-6 months	6-12 months	over 12 months	Total

Amount	$32,527	$23,891	$25,649	$67,739	$149,806
Percent	22%	16%	17%	45%

Capital Resources

        The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital ("Tier 1") consists of common shareholders' equity adjusted for unrealized gains or losses on available for sale (AFS) securities plus limited amounts of Trust Preferred Securities less goodwill and intangible assets. Total capital consists of core capital, certain debt instruments and a portion of the allowance for loan losses. At December 31, 2012, Tier 1 capital to average assets was 10.4%. Total capital to risk-weighted assets was 17.8%. Both ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Bank also exceed regulatory definitions of well-capitalized institutions.

        The Trust Preferred Securities (which are classified as subordinated debentures) currently qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of these securities cannot constitute more than 25% of the total Tier 1 capital of the Company. Consequently, the amount of Trust Preferred Securities in excess of the 25% limitation constitutes Tier 2 capital, or supplementary capital, of the Company. As of December 31, 2012, all of the Company's Trust Preferred Securities qualify as Tier 1 capital.

        Common shareholders' equity is impacted by the Company's decision to categorize its securities portfolio as available for sale (AFS). Securities in this category are carried at fair value, and common shareholders' equity is adjusted to reflect unrealized gains and losses, net of taxes.

        The Company declared and paid common dividends of $.08 per share in 2012 compared to $.04 both in 2011 and 2010. Book value per common share increased to $15.21 at December 31, 2012 compared to $13.87 at the end of 2011. The net adjustment for AFS securities increased book value per share by $1.27 at December 31, 2012 and increased book value per share by $1.13 at December 31, 2011. Depending on market conditions, the adjustment for AFS securities can cause significant fluctuations in shareholders' equity.

        On January 16, 2009, the Company entered into an agreement with the United States Department of Treasury (the "Treasury Department") as part of the Treasury Department's Capital Purchase Program. Under this agreement, the Company issued to the Treasury Department 57,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("preferred stock") and a warrant to purchase up to 571,906 shares ("warrant shares") of the Company's common stock. Like stock options, the warrant issued through the Capital Purchase Program is potentially dilutive. The average stock price for the Company for 2012 and 2011 was $11.45 and $8.86 per share respectively, and the warrant issued in 2009 has an exercise price of $14.95 per share. This results in no additional potentially dilutive shares during 2012 and 2011.

        The preferred stock pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter. The Company may, at its option and at any time, redeem the preferred stock for the liquidation amount of $1,000 per share, plus any accrued and unpaid dividends. While the preferred stock is outstanding, the Company may only pay dividends on common stock if all accrued and unpaid dividends for the preferred stock have been paid. See Note 2 to the consolidated financial statements for additional details on the Company's participation in the Capital Purchase Program.

        On March 28, 2012, the U.S. Department of the Treasury priced its secondary public offering of 57,000 shares of the Company's Preferred Stock. The Company successfully bid for the purchase of 21,030 shares of the Preferred Stock. During the remainder of 2012, the Company purchased 20,870 additional shares of the preferred stock from third parties. See Note 2 in the Consolidated Financial Statements for more information related to the sale of the Preferred Stock.

Liquidity

        Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors and creditors. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, loans and securities maturing within one year and money market instruments. In addition, the Company holds approximately $890,539 of AFS securities maturing after one year, which can be sold to meet liquidity needs.

        Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, supports liquidity, extends the contractual maturity of liabilities, and limits reliance on volatile short-term purchased funds. Short-term funding needs may arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits, which provide a sizable source of relatively stable low-cost funds. The Company defines core deposits as all deposits except certificates of deposits greater than $100. Average core deposits funded approximately 80.6% of total earning assets during 2012 and approximately 79.5% in 2011.

        Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment. The Company has not received any directives from regulatory authorities that would materially affect liquidity, capital resources or operations.

Contractual Obligations as of December 31, 2012

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Time Deposits	$454,573	$274,659	$149,563	$22,027	$8,324
FHLB Advances	141,052	35,245	25,657	30,097	50,053
Subordinated Debentures	50,418	—	—	—	50,418
Operating Lease Commitments	5,387	1,026	1,743	979	1,639

Total	$651,430	$310,930	$176,963	$53,103	$110,434

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

        Goodwill — Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. The Company has selected June 30 as its date for annual impairment testing, but will test more frequently if circumstances warrant. No goodwill impairment was identified during testing performed in 2012 or 2011.

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

New Accounting Matters

        See Note 1 to the Consolidated Financial Statements regarding the adoption of new accounting standards in 2012.

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

        The following tables provide an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. The table indicates that as of December 31, 2012 the Company's estimated NPV might be expected to increase in the event of a decrease in prevailing interest rates, and might be expected to generally decrease in the event of an increase in prevailing interest rates (dollars in thousands). As of December 31, 2011 the Company's estimated NPV would generally increase in the event of a decrease in prevailing rates and decrease in the event of an increase in rates.

December 31, 2012

	$ Amount	$ Change	NPV Ratio	Change

+2%	585,912	(67,797)	21.22%	(88)
+1%	619,214	(34,495)	21.69%	(41)
Base	653,709	—	22.10%	—
-1%	668,411	14,702	21.91%	(19)
-2%	771,237	117,528	24.35%	225

December 31, 2011

Change in Rates	$ Amount	$ Change	NPV Ratio	Change

+2%	644,734	(71,698)	23.28%	(88)
+1%	679,598	(36,834)	23.75%	(41)
Base	716,432	—	24.16%	—
-1%	723,324	6,892	23.73%	(43)
-2%	814,930	98,498	25.51%	135

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
Greensburg, Indiana

        We have audited the accompanying consolidated balance sheets of MainSource Financial Group, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited MainSource Financial Group, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MainSource Financial Group, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainSource Financial Group, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, MainSource Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP
Indianapolis, Indiana March 14, 2013

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share data)

	December 31, 2012	December 31, 2011

Assets
Cash and due from banks	$58,100	$66,864
Money market funds and federal funds sold	7,550	42,284

Cash and cash equivalents	65,650	109,148
Securities available for sale	902,341	876,090
Loans held for sale	17,025	16,620
Loans, net of allowance for loan losses of $32,227 and $39,889	1,521,156	1,494,490
Restricted stock, at cost	15,639	15,856
Premises and equipment, net	54,101	50,652
Goodwill	63,947	61,919
Purchased intangible assets	6,993	7,163
Cash surrender value of life insurance	59,410	48,204
Interest receivable and other assets	63,026	74,038

Total assets	$2,769,288	$2,754,180

Liabilities
Deposits
Noninterest bearing	$405,167	$334,345
Interest bearing	1,779,887	1,825,555

Total deposits	2,185,054	2,159,900
Other borrowings	34,519	25,789
Federal Home Loan Bank (FHLB) advances	141,052	151,427
Subordinated debentures	50,418	50,267
Other liabilities	34,494	30,244

Total liabilities	2,445,537	2,417,627
Commitments and contingent liabilities (Notes 1 and 16)
Shareholders' equity
Preferred stock, no par value
Authorized shares — 400,000
Issued shares — 57,000;
Outstanding shares — 15,100 and 57,000
Aggregate liquidation preference $15,100 and $57,000	14,918	56,387
Common stock $.50 stated value:
Authorized shares — 100,000,000
Issued shares — 20,859,027 and 20,780,616
Outstanding shares — 20,304,525 and 20,206,214	10,450	10,411
Treasury stock — 554,502 and 574,402 shares, at cost	(9,043)	(9,367)
Additional paid-in capital	224,096	223,510
Retained earnings	57,602	32,720
Accumulated other comprehensive income	25,728	22,892

Total shareholders' equity	323,751	336,553

Total liabilities and shareholders' equity	$2,769,288	$2,754,180

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
(Dollar amounts in thousands except per share data)

	2012	2011	2010

Interest income
Loans, including fees	$83,934	$92,941	$105,179
Securities
Taxable	12,510	16,040	18,830
Tax exempt	12,160	12,415	10,360
Other interest income	164	215	202

Total interest income	108,768	121,611	134,571

Interest expense
Deposits	7,637	14,111	23,162
Federal Home Loan Bank advances	5,120	5,754	8,144
Subordinated debentures	1,825	1,737	1,755
Other borrowings	104	161	258

Total interest expense	14,686	21,763	33,319

Net interest income	94,082	99,848	101,252
Provision for loan losses	9,850	17,800	35,250

Net interest income after provision for loan losses	84,232	82,048	66,002
Non-interest income
Service charges on deposit accounts	19,815	18,147	17,462
Interchange income	6,540	6,225	5,487
Mortgage banking	9,927	5,551	7,642
Trust and investment product fees	3,650	3,250	2,363
Increase in cash surrender value of life insurance	1,206	1,200	1,246
Net realized gains on securities	1,867	11,357	2,979
Gain/(loss) on sale and write-down of OREO	(1,359)	(2,744)	(1,097)
Other-than-temporary loss
Total impairment loss	(500)	—	—
Loss recognized in other comprehensive income	—	—	—

Net impairment loss recognized in earnings	(500)	—	—
Insurance commissions	—	—	1,711
Other income	2,745	2,322	3,498

Total non-interest income	43,891	45,308	41,291
Non-interest expense
Salaries and employee benefits	48,990	49,950	50,138
Net occupancy	6,769	6,686	6,654
Equipment	8,564	7,822	7,855
Intangibles amortization	1,835	1,939	2,066
Telecommunications	1,729	1,991	1,882
Stationery printing and supplies	1,337	1,510	1,478
FDIC assessment	2,495	3,974	4,940
Marketing	4,397	4,057	3,412
Collection expense	3,768	4,334	3,579
Prepayment penalty on FHLB advance	1,313	—	—
Consultant expense	1,150	6,547	—
Interchange expense	1,591	1,465	1,515
Other expenses	10,900	9,530	8,733

Total non-interest expense	94,838	99,805	92,252

Income before income tax	33,285	27,551	15,041
Income tax expense	6,027	3,738	239

Net income	$27,258	$23,813	$14,802
Preferred dividends and discount accretion	(2,110)	(3,054)	(3,054)
Redemption of preferred stock	1,357	—	—

Net income attributable to common shareholders	$26,505	$20,759	$11,748

Cash dividends declared per common share	$0.08	$0.04	$0.04
Net income per common share:
Basic	$1.31	$1.03	$0.58
Diluted	$1.30	$1.03	$0.58

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
(Dollar amounts in thousands except per share data)

	2012	2011	2010

Net income	$27,258	$23,813	$14,802
Other comprehensive income:
Unrealized holding gains on securities available for sale	5,731	32,025	(1,868)
Reclassification adjustment for (gains) included in net income	(1,867)	(11,357)	(2,979)
Reclassification adjustment for other than temporary loss included in net income	500	—	—
Tax effect	(1,528)	(7,234)	1,694

Other comprehensive income	2,836	13,434	(3,153)

Comprehensive income	$30,094	$37,247	$11,649

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
(Dollar amounts in thousands except per share data)

		Common Stock
							Accumulated Other Comprehensive Income/(Loss)
	Preferred Stock	Shares Outstanding	Amount	Treasury Stock	Additional Paid-in Capital	Retained Earnings		Total

Balance, January 1, 2010	$55,979	20,136,188	$10,394	$(9,367)	$223,020	$1,825	$12,611	$294,462
Net income						14,802		14,802
Other comprehensive income							(3,153)	(3,153)
Stock option expense					114			114
Dividends — common stock ($.04 per share)						(805)		(805)
Dividends — preferred stock						(2,850)		(2,850)
Accretion of preferred stock discount	204					(204)		—

Balance, December 31, 2010	56,183	20,136,188	10,394	(9,367)	223,134	12,768	9,458	302,570

Net income						23,813		23,813
Other comprehensive income							13,434	13,434
Stock option expense					72			72
Dividends — common stock ($.04 per share)						(807)		(807)
Restricted stock award		46,244	5		96			101
Director retainer award		23,782	12		208			220
Dividends — preferred stock						(2,850)		(2,850)
Accretion of preferred stock discount	204					(204)		—

Balance, December 31, 2011	56,387	20,206,214	10,411	(9,367)	223,510	32,720	22,892	336,553

Net income						27,258		27,258
Other comprehensive income							2,836	2,836
Stock option exercise		19,900	10	324	(214)			120
Stock option expense					169			169
Dividends — common stock ($.08 per share)						(1,623)		(1,623)
Restricted stock award		48,061	14		308			322
Director retainer award		30,350	15		323			338
Dividends — preferred stock						(1,967)		(1,967)
Repurchase of preferred shares	(41,612)					1,357		(40,255)
Accretion of preferred stock discount	143					(143)		—

Balance, December 31, 2012	$14,918	20,304,525	$10,450	$(9,043)	$224,096	$57,602	$25,728	$323,751

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
(Dollars in thousands)

	2012	2011	2010

Operating Activities
Net income	$27,258	$23,813	$14,802
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,850	17,800	35,250
Depreciation expense	5,440	5,074	5,276
Amortization of mortgage servicing rights	1,964	1,388	1,424
Valuation allowance on mortgage servicing rights	676	(45)	(132)
Securities amortization, net	4,717	2,693	1,794
Amortization of purchased intangible assets	1,835	1,939	2,066
Earnings on cash surrender value of life insurance policies	(1,206)	(1,200)	(1,246)
Gain on life insurance benefit	—	(141)	(67)
Gain on sale of insurance related business line	—	—	(988)
Securities gains, net of impairment	(1,367)	(11,357)	(2,979)
Gain on loans sold	(7,068)	(3,494)	(5,152)
Loans originated for sale	(246,596)	(195,344)	(274,111)
Proceeds from loan sales	253,259	188,063	278,546
Stock based compensation expense	491	173	114
Stock portion of director retainer fee expense	338	220	—
Loss on sale and write-down of OREO	1,359	2,744	1,097
Prepayment penalty on FHLB advance	1,313	—	—
Change in other assets and liabilities	1,928	3,734	6,940

Net cash provided by operating activities	54,191	36,060	62,634
Investing Activities
Purchases of securities available for sale	(220,543)	(527,834)	(363,844)
Proceeds from calls, maturities, and payments on securities available for sale	131,130	120,588	157,154
Proceeds from sales of securities available for sale	64,176	366,559	111,564
Loan originations and payments, net	(15,060)	102,983	154,068
Purchases of premises and equipment	(7,387)	(6,865)	(4,660)
Proceeds from sale of OREO	12,706	16,346	8,928
Sale of insurance related business line	—	—	2,000
Purchase of life insurance policies	(10,000)	—	—
Proceeds from redemption of restricted stock	217	3,646	7,857
Proceeds from life insurance benefit	—	893	124
Cash received from branch acquisitions, net	5,464	—	—

Net cash provided (used) by investing activities	(39,297)	76,316	73,191
Financing Activities
Net change in deposits	(11,709)	(51,664)	(59,086)
Net change in other borrowings	8,730	(7,392)	(14,450)
Proceeds from FHLB advances	95,000	15,000	—
Repayment of FHLB advances	(106,688)	(15,638)	(70,200)
Cash dividends on preferred stock	(1,967)	(2,850)	(2,850)
Cash dividends on common stock	(1,623)	(807)	(805)
Repurchase of preferred shares	(40,255)	—	—
Proceeds from exercise of stock options	120	—	—

Net cash (used) by financing activities	(58,392)	(63,351)	(147,391)

Net change in cash and cash equivalents	(43,498)	49,025	(11,566)
Cash and cash equivalents, beginning of year	109,148	60,123	71,689

Cash and cash equivalents, end of year	$65,650	$109,148	$60,123

Supplemental cash flow information
Interest paid	$15,382	$23,263	$34,714
Income taxes paid/(refunded)	3,893	2,672	(1,675)
Supplemental non cash disclosure
Loan balances transferred to foreclosed real estate	5,286	23,093	11,115

        See Note 26 regarding non-cash transactions included in acquisitions.

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

        Use of Estimates: To prepare financial statements in conformity with U. S. generally accepted account principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and actual results could differ. The allowance for loan losses, carrying value of goodwill, loan servicing rights, other real estate owned, deferred tax assets and fair values of financial instruments are particularly subject to change.

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

        A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures. A specific reserve is established as a component of the allowance when a loan has been determined to be impaired for all commercial and commercial real estate loans greater than $250.

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

        Servicing fee income, which is reported on the income statement as mortgage banking in non-interest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $1,864, $2,104 and $1,890 for the years ended December 31, 2012, 2011 and 2010. Late fees and ancillary fees related to loan servicing are not material.

        Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Any changes are recorded in mortgage banking on the income statement. The amount of income related to these derivatives was $1,740, $40, and $144 in 2012, 2011, and 2010 and is included in the "Gain from sale of mortgage loans and interest rate locks" in Note 14. See Note 14 for additional information on mortgage banking activities.

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

        Equity: Stock dividends in excess of 20% are reported by transferring the par value of the stock issued from retained earnings to common stock. Stock dividends for 20% or less are reported by transferring the fair value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in capital. Fractional share amounts are paid in cash with a reduction in retained earnings. Treasury stock is carried at cost and valued on an average cost basis.

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

        Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders' equity.

  Adoption of New Accounting and Newly Issued but Not Yet Effective Standards:

        In July 2012, the FASB amended existing guidance relating to testing indefinite-lived intangible assets for impairment. The amendment permits an assessment of qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, it is concluded that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. However, after the same assessment, if it is concluded that it is more likely than not that the indefinite-lived intangible asset is impaired, then a quantitative impairment test should be performed whereby the fair value of the indefinite-lived intangible asset is compared to the carrying amount. The amendments in this guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. It is expected that the effect of adopting this standard will not have a material effect on the Company's operating results or financial condition.

        In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment had no impact on the consolidated financial statements as the current presentation of comprehensive income is in compliance with this amendment.

        In September 2011, the FASB amended existing guidance relating to goodwill impairment testing. The amendment permits an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company's operating results or financial condition.

NOTE 2 — PREFERRED STOCK AND STOCK REPURCHASE

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

        In addition to the preferred shares, the Treasury Department received a warrant to purchase 571,906 shares of the Company's common stock at an initial per share exercise price of $14.95. The warrant provides for the adjustment of the exercise price and the number of shares of the Company's common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Company common stock, and upon certain issuances of the Company common stock at or below a specified price relative to the initial exercise price. The warrant has a term of ten years and is currently exercisable. The Treasury Department has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant. Like stock options, the warrant issued through the Capital Purchase Program is potentially dilutive. The average stock price for the Company for 2012 and 2011 was $11.45 and $8.86 per share and the warrant issued in 2009 has an exercise price of $14.95 per share. This resulted in no additional dilutive shares in calculating earnings per share for 2012, 2011, or 2010.

        On March 28, 2012, the U.S. Department of the Treasury priced its secondary public offering of 57,000 shares of the Company's Preferred Stock. The Company successfully bid for the purchase of 21,030 shares of the Preferred Stock for a total purchase price of $19,581, plus accrued and unpaid dividends on the Preferred Stock from and including February 15, 2012 to the settlement date, April 3, 2012. The book value of the preferred stock retired was $20,823. As a result of its successful bid in the offering, the Company retired 21,030 shares of its original sale of 57,000 shares of Preferred Stock on March 29, 2012. The difference between the book value and the bid price of $1,242 was credited to retained earnings. The remaining 35,970 shares were purchased by unrelated third parties. On May 31, 2012 the Company purchased from one of these parties an additional 1,820 shares or $1,820 of the preferred stock at a cost of $1,747. The difference between the book value and the bid price of $60 was credited to retained earnings. On December 5, 2012 the Company purchased an additional 19,050 shares or $19,050 of the preferred stock at a price of $18,927. The difference between the book value and the bid price of $55 was credited to retained earnings. None of the remaining shares of outstanding Preferred Stock are held by the U.S. Treasury. Included in 2012 operating results are $250 of expenses associated with Treasury's auction and the Company's purchase of the Preferred Stock.

NOTE 3 — RESTRICTION ON CASH AND DUE FROM BANKS

        The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The reserves required at December 31, 2012 and 2011 were $14,357 and $7,474. The Company had no compensating balance requirements at December 31, 2012 and 2011.

NOTE 4 — SECURITIES

        The fair value of securities available for sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income was as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

As of December 31, 2012
Available for Sale
U. S. government agency	$1,600	$38	$—	$1,638
State and municipal	310,552	27,484	(97)	337,939
Mortgage-backed securities-residential (Government Sponsored Entity)	219,352	7,711	(8)	227,055
Collateralized mortgage obligations (Government Sponsored Entity)	322,758	4,604	(139)	327,223
Equity securities	4,939	—	—	4,939
Other securities	3,558	—	(11)	3,547

Total available for sale	$862,759	$39,837	$(255)	$902,341

As of December 31, 2011
Available for Sale
State and municipal	$320,269	$24,723	$(115)	$344,877
Mortgage-backed securities-residential (Government Sponsored Entity)	264,619	7,074	(189)	271,504
Collateralized mortgage obligations (Government Sponsored Entity)	246,985	3,807	(25)	250,767
Equity securities	5,410	—	—	5,410
Other securities	3,589	—	(57)	3,532

Total available for sale	$840,872	$35,604	$(386)	$876,090

        Contractual maturities of securities at December 31, 2012 were as follows. Securities not due at a single maturity or with no maturity at year end are shown separately.

	Available for Sale
	Amortized Cost	Fair Value

Within one year	$6,722	$6,857
One through five years	52,535	55,170
Six through ten years	95,047	102,419
After ten years	161,406	178,678
Mortgage-backed securities-residential (Government Sponsored Entity)	219,352	227,055
Collateralized mortgage obligations (Government Sponsored Entity)	322,758	327,223
Equity securities	4,939	4,939

Total available for sale securities	$862,759	$902,341

        Gross proceeds from sales of securities available for sale during 2012, 2011 and 2010 were $64,176, $366,559, and $111,564. Gross gains of $1,944, $11,440 and $3,018 and gross losses of $77, $83, and $39 were realized on those sales in 2012, 2011 and 2010, respectively. The tax provision related to these net realized gains was $635, $3,861, and $1,049 respectively.

        Securities with a carrying value of $259,613 and $206,639 were pledged at December 31, 2012 and 2011 to secure certain deposits and repurchase agreements, secure future funding needs, and for other purposes as permitted or required by law.

        At year end 2012 and 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity.

        Below is a summary of securities with unrealized losses as of year-end 2012 and 2011 presented by length of time the securities have been in a continuous unrealized loss position.

2012	Less than 12 months		12 months or longer		Total

Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and municipal	$6,646	$(97)	$—	$—	$6,646	$(97)
Mortgage-backed securities-residential (GSE's)	12,766	(8)	—	—	12,766	(8)
Collateralized mortgage obligations (GSE's)	32,330	(139)	—	—	32,330	(139)
Other securities	990	(11)	—	—	990	(11)

Total temporarily impaired	$52,732	$(255)	$—	$—	$52,732	$(255)

2011	Less than 12 months		12 months or longer		Total

Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and municipal	$1,576	$(72)	$237	$(43)	$1,813	$(115)
Mortgage-backed securities-residential (GSE's)	50,493	(189)	—	—	50,493	(189)
Collateralized mortgage obligations (GSE's)	25,527	(25)	—	—	25,527	(25)
Other securities	945	(57)	—	—	945	(57)

Total temporarily impaired	$78,541	$(343)	$237	$(43)	$78,778	$(386)

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

        As of December 31, 2012, the Company's security portfolio consisted of 1,006 securities, 33 of which were in an unrealized loss position. Unrealized losses on state and municipal securities of $97 have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not the expected cash flows of the individual securities. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

        At December 31, 2012, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value of approximately $8 is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

        The Company's collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations with a market value of $327,223 which had unrealized losses of approximately $139 at December 31, 2012. The Company monitors to insure it has adequate credit support and as of December 31, 2012, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. All securities are investment grade.

        The unrealized losses on other securities are related to one single issue trust preferred security and has not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the security before its anticipated recovery. The Company performs a quarterly review of this security and based on this review, no evidence of adverse changes in expected cash flows is anticipated. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not the expected cash flows of the individual security. Currently, the issuer has made all contractual payments and given no indication that they will not be able to make them into the future. The fair value of these debt securities is expected to recover as the securities approach their maturity date. As of December 31, 2012, the Company owned $990 of these securities with an unrealized loss of $11.

        In 2012, there was a $500 impairment loss recognized on one equity security reducing its fair value to $250. This amount is shown as an impairment loss on the income statement. During 2010, the Company determined that three of its equity holdings were other than temporarily impaired and wrote down the securities by $97 to their fair value of $136. This amount was included in other income in 2010.

NOTE 5 — LOANS AND ALLOWANCE FOR LOAN LOSSES

        Loans were as follows:

	December 31, 2012	December 31, 2011

Commercial
Commercial and industrial	$126,965	$114,367
Agricultural	32,769	20,741
Commercial Real Estate
Farm	62,896	46,308
Hotel	131,495	146,358
Construction and development	25,208	30,746
Other	507,231	540,752
Residential
1-4 family	394,195	365,710
Home equity	224,329	212,202
Consumer
Direct	45,844	51,157
Indirect	2,451	6,038

Total loans	1,553,383	1,534,379
Allowance for loan losses	(32,227)	(39,889)

Net loans	$1,521,156	$1,494,490

        The following tables presents the activity in the allowance for loan losses by portfolio segment for the years ending December 31, 2012 and 2011:

2012	Commercial	Commercial Real Estate	Residential	Consumer	Total

Allowance for loan loss
Balance, January 1	$5,562	$30,476	$2,972	$879	$39,889
Provision charged to expense	(265)	4,802	3,490	1,823	9,850
Losses charged off	(1,946)	(13,553)	(3,547)	(3,286)	(22,332)
Recoveries	543	2,432	265	1,580	4,820

Balance, December 31	$3,894	$24,157	$3,180	$996	$32,227

2011	Commercial	Commercial Real Estate	Residential	Consumer	Total

Allowance for loan loss
Balance, January 1	$6,386	$32,653	$2,281	$1,285	$42,605
Provision charged to expense	215	13,406	3,136	1,043	17,800
Losses charged off	(2,211)	(16,954)	(3,093)	(2,636)	(24,894)
Recoveries	1,172	1,371	648	1,187	4,378

Balance, December 31	$5,562	$30,476	$2,972	$879	$39,889

        Activity in the allowance for loan losses was as follows for the year ending December 31, 2010:

2010

Allowance for loan losses
Balances, January 1	$46,648
Provision for losses	35,250
Recoveries on loans	3,153
Loans charged off	(42,446)

Balances, December 31	$42,605

        The following table presents the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment method as of December 31, 2012 and 2011:

December 31, 2012	Commercial	Commercial Real Estate	Residential	Consumer	Total

Allowance for loan loss
Ending Balance individually evaluated for impairment	$150	$3,067	—	—	$3,217
Ending Balance collectively evaluated for impairment	3,744	21,090	3,180	996	29,010

Total ending allowance balance	$3,894	$24,157	$3,180	$996	$32,227

Loans
Ending Balance individually evaluated for impairment	$1,797	$33,499	$14,175	$1,083	$50,554
Ending Balance collectively evaluated for impairment	157,937	693,331	604,349	47,212	1,502,829

Total ending loan balance excludes $5,206 of accrued interest	$159,734	$726,830	$618,524	$48,295	$1,553,383

December 31, 2011	Commercial	Commercial Real Estate	Residential	Consumer	Total

Allowance for loan loss
Ending Balance individually evaluated for impairment	$1,193	$5,476	$—	$—	$6,669
Ending Balance collectively evaluated for impairment	4,369	25,000	2,972	879	33,220

Total ending allowance balance	$5,562	30,476	$2,972	$879	$39,889

Loans
Ending Balance individually evaluated for impairment	$5,144	$41,149	$14,522	$1,116	$61,931
Ending Balance collectively evaluated for impairment	129,964	723,015	563,390	56,079	1,472,448

Total ending loan balance excludes $5,835 of accrued interest	$135,108	764,164	$577,912	$57,195	$1,534,379

        Nonperforming loans were as follows:

December 31	2012	2011

Loans past due 90 days or more still on accrual	$565	$3,266
Troubled debt restructurings	15,102	20,402
Non-accrual loans	35,451	41,528

Total	$51,118	$65,196

        Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

        The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012 and 2011:

December 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Interest Income Recognized	Cash Basis Interest Recognized

With an allowance recorded
Commercial
Commercial and industrial	$305	$305	$150
Agricultural		—	—
Commercial Real Estate
Farm	922	922	442
Hotel
Construction and development	742	644	240
Other	9,727	9,419	2,385
Residential
1-4 Family
Home Equity
Consumer
Direct
Indirect

Subtotal — impaired with allowance recorded	11,696	11,290	3,217
With no related allowance recorded
Commercial
Commercial and industrial	2,115	1,492		$76	$76
Agricultural	1	—
Commercial Real Estate
Farm	741	663		9	9
Hotel	6,257	5,968
Construction and development	2,685	1,499		108	108
Other	20,047	14,384		129	129
Residential
1-4 Family	13,110	$11,548		3	3
Home Equity	2,801	2,627		17	17
Consumer
Direct	1,083	1,066		9	9
Indirect	19	17		7	7

Subtotal — impaired with no allowance recorded	$48,859	$39,264	—	$358	$358

Total impaired loans	$60,555	$50,554	$3,217	$358	$358

December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Interest Income Recognized	Cash Basis Interest Recognized

With an allowance recorded
Commercial
Commercial and industrial	$3,130	$3,057	$1,193
Agricultural
Commercial Real Estate
Farm	486	486	193
Hotel	5,385	5,385	100
Construction and development	5,558	5,476	2,371
Other	14,400	14,322	2,812
Residential
1-4 Family
Home Equity
Consumer
Direct
Indirect

Subtotal — impaired with allowance recorded	$28,959	$28,726	$6,669
With no related allowance recorded
Commercial
Commercial and industrial	$2,720	$2,030	$—	$22	$22
Agricultural	351	57
Commercial Real Estate
Farm	579	531
Hotel	876	384
Construction and development	2,996	1,839		1	1
Other	16,325	12,726		135	135
Residential
1-4 Family	12,344	12,045		8	8
Home Equity	2,548	2,477		8	8
Consumer
Direct	1,096	1,083		9	9
Indirect	35	33		5	5

Subtotal — impaired with no allowance recorded	$39,870	$33,205	$—	$188	$188

Total impaired loans	$68,829	$61,931	$6,669	$188	$188

        The following table presents the average recorded investment of impaired loans in 2012 and 2011.

	2012	2011

Commercial
Commercial and industrial	$4,401	$6,438
Agricultural	23	103
Commercial Real Estate
Farm	1,180	1,110
Hotel	2,388	7,271
Construction and development	4,751	9,467
Other	25,716	29,079
Residential
1-4 family	11,778	11,825
Home equity	2,719	1,974
Consumer
Direct	1,041	1,143
Indirect	41	58

Total loans	$54,038	$68,468

        Average impaired loan information for 2010 was as follows:

December 31	2010

Average balance of impaired loans during the year	$94,905
Interest income recognized on impaired loans	108
Cash basis interest included above	108

        The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2012 and 2011:

	Non-accrual		Past due over 90 days and still accruing

December 31,	2012	2011	2012	2011

Commercial
Commercial and industrial	$1,777	$2,518	$—	$—
Agricultural	—	57	—	—
Commercial Real Estate
Farm	1,584	1,016	—	—
Hotel	—	384	—	—
Construction and development	1,657	3,240	565	—
Other	17,442	21,060	—	3,259
Residential
1-4 Family	10,392	10,873	—	—
Home Equity	2,216	2,105	—	—
Consumer
Direct	366	242	—	7
Indirect	17	33	—	—

Total	$35,451	$41,528	$565	$3,266

        The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 and 2011 by class of loans:

December 31, 2012	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

Commercial
Commercial and industrial	$126,965	$1,421	$311	$1,094	$2,826	$124,139
Agricultural	32,769	—	—	—	—	32,769
Commercial Real Estate
Farm	62,896	158	—	1,417	1,575	61,321
Hotel	131,495	—	—	—	—	131,495
Construction and development	25,208	—	—	2,121	2,121	23,087
Other	507,231	2,516	1,208	10,607	14,331	492,900
Residential
1-4 Family	394,195	7,788	2,605	5,492	15,885	378,310
Home Equity	224,329	1,170	357	1,428	2,955	221,374
Consumer
Direct	45,844	182	49	242	473	45,371
Indirect	2,451	33	12	5	50	2,401

Total — excludes $5,206 of accrued interest	$1,553,383	$13,268	$4,542	$22,406	$40,216	$1,513,167

December 31, 2011	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

Commercial
Commercial and industrial	$114,367	$1,139	$655	$1,831	$3,625	$110,742
Agricultural	20,741			57	57	20,684
Commercial Real Estate
Farm	46,308		58	905	963	45,345
Hotel	146,358			384	384	145,974
Construction and development	30,746	61		3,179	3,240	27,506
Other	540,752	4,249	3,576	16,529	24,354	516,398
Residential
1-4 Family	365,710	9,327	2,233	7,182	18,742	346,968
Home Equity	212,202	1,417	500	1,491	3,408	208,794
Consumer
Direct	51,157	382	146	129	657	50,500
Indirect	6,038	87	24	16	127	5,911

Total — excludes $5,835 of accrued interest	$1,534,379	$16,662	$7,192	$31,703	$55,557	$1,478,822

  Troubled Debt Restructurings

        During the year ending December 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

        Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 60 months to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 14 months.

        The following tables present loans by class modified as troubled debt restructurings that occurred during the years ending December 31, 2012 and 2011:

2012	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial
Commercial and industrial	2	$179	$179
Commercial Real Estate
Hotel	2	7,727	5,968
Other	7	6,241	5,367
Residential
1-4 Family	1	91	91
Home Equity	1	70	70
Consumer
Direct	1	4	4

Total	14	$14,312	$11,679

2011	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial
Commercial and industrial	3	$248	$248
Commercial Real Estate
Construction and development	3	4,287	4,287
Hotel	1	5,922	5,498
Other	15	8,783	6,619
Residential
1-4 Family	8	632	632
Home Equity	45	855	855
Consumer
Direct	6	47	47

Total	81	$20,774	$18,186

        The troubled debt restructurings described above increased the allowance for loan losses by $10 and $30 and resulted in charge offs of $2,477 and $3,062 during the year ending December 31, 2012 and 2011 respectively.

        The following tables present loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ending December 31, 2012 and 2011:

2012	Number of Loans	Recorded Investment

Commercial
Commercial and industrial	3	$2,195
Commercial real estate:
Development	1	323
Other	9	3,332
Residential
1-4 Family	2	125
Home Equity	1	12

Total	16	$5,987

2011	Number of Loans	Recorded Investment

Commercial
Commercial and industrial	4	$926
Commercial real estate:
Farm	2	532
Development	1	150
Other	7	910
Residential
1-4 Family	6	521
Home Equity	5	93

Total	25	$3,132

        A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $256 and $178 and resulted in charge offs of $1,192 and $594 during the years ending December 31, 2012 and 2011 respectively.

        In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company's internal underwriting policy.

        The Company has allocated $567 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2012. The Company has committed to lend additional amounts totaling $0 to customers with outstanding loans that are classified as troubled debt restructurings. At December 31, 2011, the comparable numbers were $3,013 of specific reserves and $0 of commitments. The total of troubled debt restructurings at December 31, 2012 and 2011 was $15,102 and $20,402 respectively.

        The terms of certain other loans were modified during year ending December 31, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2012 of $18,612. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

        As of December 31, 2012 and 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2012	Pass	Special Mention	Substandard	Non-accrual

Commercial
Commercial and industrial	$112,564	$9,824	$2,800	$1,777
Agricultural	32,764	—	5	—
Commercial Real Estate
Farm	60,071	1,094	147	1,584
Hotel	83,522	47,973	—	—
Construction and development	18,719	1,465	3,367	1,657
Other	439,702	27,621	22,466	17,442

Total	$747,342	$87,977	$28,785	$22,460

December 31, 2011	Pass	Special Mention	Substandard	Non-accrual

Commercial
Commercial and industrial	$93,380	$11,935	$6,534	$2,518
Agricultural	20,150	524	10	57
Commercial Real Estate
Farm	42,847	2,151	294	1,016
Hotel	77,259	51,900	16,815	384
Construction and development	15,498	3,212	8,796	3,240
Other	422,385	66,377	30,930	21,060

Total	$671,519	$136,099	$63,379	$28,275

        Loans not analyzed individually as part of the above described process are classified by delinquency. These loans are primarily residential mortgage and consumer loans. All consumer loans fully or partially secured by 1-4 residential real estate that are 60-89 days will be classified as Watch. If loans are greater than 90 days past due, they will be classified as Substandard. Consumer loans not secured by 1-4 family residential real estate that are 60-119 days past due will be classified Substandard while loans greater than 119 days will be classified as Loss. As of December 31, 2012 and 2011, the performing/non performing loans by category of loans is as follows:

December 31, 2012	Performing	Watch	Substandard

Residential
1-4 Family	$386,098	$2,605	$5,492
Home Equity	222,544	357	1,428

Total	$608,642	$2,962	$6,920

December 31, 2012	Performing	Substandard	Loss

Consumer
Direct	$45,553	$195	$96
Indirect	2,434	12	5

Total	$47,987	$207	$101

December 31, 2011	Performing	Watch	Substandard

Residential
1-4 Family	$356,295	$2,233	$7,182
Home Equity	210,211	500	1,491

Total	$566,506	$2,733	$8,673

December 31, 2011	Performing	Substandard	Loss

Consumer
Direct	$50,882	$201	$74
Indirect	5,998	25	15

Total	$56,880	$226	$89

NOTE 6 — OTHER REAL ESTATE OWNED

        Activity in the real estate owned assets, which are included in interest receivable and other assets in the consolidated balance sheets, was as follows:

	2012	2011	2010

Beginning Balance	$15,456	$11,453	$10,363
Transfer to other real estate owned	5,286	23,093	11,115
Sale — Out of other real estate owned	(12,089)	(16,125)	(9,246)
Write-down	(1,976)	(2,965)	(779)

Ending Balance	$6,677	$15,456	$11,453

        The value of the sale amount above is the carrying value of the property when it was sold.

        Activity in the valuation account for other real estate was as follows:

	2012	2011	2010

Beginning Balance — January 1	$(2,279)	$(779)	$—
Impairments during year	(1,976)	(2,965)	(779)
Recovery on impairments	—	—	—
Reductions	2,583	1,465	—

Ending Balance — December 31	$(1,672)	$(2,279)	$(779)

        Expenses related to foreclosed assets included in other expenses in the consolidated statements of income, were as follows:

	2012	2011	2010

Write-downs	$1,976	$2,965	$779
Losses/(gains)on sales	(617)	(221)	318

Net loss	$1,359	$2,744	$1,097

Operating expenses	624	1,152	674

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

        The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or using market data utilizing pricing models, primarily Interactive Data Corporation (IDC), that vary based upon asset class and include available trade, bid, and other market information. Matrix pricing is used for most municipals, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities. The grouping of securities is done according to insurer, credit support, state of issuance, and rating to incorporate additional spreads and municipal curves. For the general market municipals, the Thomson Municipal Market Data curve is used to determine the initial curve for determining the price, movement, and yield relationships with the municipal market (Level 2 inputs). Level 3 securities are largely comprised of small, local municipality issuances. Fair values are derived through consideration of funding type, maturity and other features of the issuance, and include reviewing financial statements, earnings forecasts, industry trends and the valuation of comparative issuers. In most cases, the book value of the security is used as the fair value as meaningful pricing data is not readily available. The fair values are determined by a third party and reviewed by the Company's investment advisor who reports to the Company's Asset/Liability and Investments Manager who reports to the Company's Chief Financial Officer. Twice a year, a sample of prices supplied by the pricing agent is validated by comparison to prices obtained from other third party sources.

        The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals or industry accepted valuation methods. In a limited number of situations, the Company's appraisal department is determining the value of appraisal. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the loan officers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. These adjustments typically range from 0%-50%. Impaired loans are evaluated quarterly for additional impairment and take into account changing market conditions, specific information in the market the property is located, and the overall economic climate as well as overall changes in the credit. The Company's Appraisal Manager has the overall responsibility for all appraisals. The Company's loan officer responsible for the loan, the special assets officer, as well as the senior officers of the Company review the adjustments made to the appraisal for market and disposal costs on the loan.

        The fair value of servicing rights is based on a valuation model from a third party that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The inputs used include estimates of prepayment speeds, discount rate, cost to service, contractual servicing fee income, late fees, and float income. The most significant assumption used to value mortgage servicing rights is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At December 31, 2012 the constant prepayment speed (PSA) used was 332 and the discount rate was 10.0%. At December 31, 2011 the constant prepayment speed (PSA) used was 317 and the discount rate was 9.0%. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 3 inputs). On a quarterly basis, loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data.

        The fair value of other real estate owned is measured based on the value of the collateral securing those assets and is determined using several methods. The fair value of real estate is generally determined based on appraisals by qualified licensed appraisers (third party). The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Appraisal Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Fair values are reviewed on at least an annual basis. The Company normally applies an internal discount to the value of appraisals used in the fair value evaluation of OREO. The deductions take into account changing business factors and market conditions. These deductions range from 0% to 50%. As noted in the impaired loans discussion above, the Company's Appraisal Manager has the overall responsibility for all appraisals. The Appraisal Manager reports to the Vice President of Credit Administration who reports to the Chief Credit Officer of the Company.

        The fair value of mortgage banking derivatives are based on derivative valuation models using market data inputs as of the valuation date (Level 2).

Assets and Liabilities Measured on a Recurring Basis

        Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Investment securities available-for-sale
U. S. government agency	$1,638		$1,638
States and municipal	337,939		322,469	15,470
Mortgage-backed securities — Residential — Government Sponsored Entity	227,055		227,055
Collateralized mortgage obligations — Government Sponsored Entity	327,223		327,223
Equity securities	4,939	4,689		250
Other securities	3,547		990	2,557

Total investment securities available-for-sale	$902,341	$4,689	$879,375	$18,277

Mortgage banking derivative	$2,200		$2,200

		Fair Value Measurements at December 31, 2011 Using:
(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Investment securities available-for-sale States and municipal	$344,877		$321,321	$23,556
Mortgage-backed securities — residential — Government Sponsored Entity	271,504		271,504
Collateralized mortgage obligations — Government Sponsored Entity	250,767		250,767
Equity securities	5,410	4,660		750
Other securities	3,532		945	2,587

Total investment securities available-for-sale	$876,090	$4,660	$844,537	$26,893

Mortgage banking derivative	$460		$460

        There have been no transfers between Level 1 and 2 during the two years ending December 31, 2012 and 2011.

        The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011:

States and municipal	2012	2011

Beginning balance, January 1	$23,556	$—
Total gains or losses (realized / unrealized)
Included in earnings
Gains (losses) on securities	361	—
Included in other comprehensive income	(51)	—
Sales	(7,268)	—
Settlements	(832)	—
Purchases	—	1,975
Transfers into Level 2	(296)	—
Transfers into Level 3	—	21,581

Ending balance, December 31	$15,470	$23,556

Equity securities	2012	2011

Beginning balance, January 1	$750	$750
Total gains or losses (realized / unrealized)
Included in earnings
Other than temporary impairment	(500)	—

Ending balance, December 31	$250	$750

Other securities	2012	2011

Beginning balance, January 1	$2,587	$1,870
Total gains or losses (realized / unrealized)
Included in earnings
Included in other comprehensive income	(30)	—
Purchases	—	2,587
Transfers in and / or out of Level 3	—	(1,870)

Ending balance, December 31	$2,557	$2,587

        Transfers out of level 3 were securities that were called by the issuer early in the second quarter of 2011. The Company felt that as of March 31, 2011, the established call price was no longer indicative of a Level 3 value and transferred them to Level 2. Transfers into Level 3 were local municipal securities where the Company's pricing service no longer priced these securities due to the illiquidity of those securities. These investments are carried at fair value, which approximate book value and are classified as Level 3. The municipal transfer into Level 2 was a security that was acquired late in the second quarter. Pricing was not available on this security at the end of the second quarter and resulted in a Level 3 valuation. Pricing was obtained in the third quarter which resulted in a transfer into Level 2.

        The Company's state and municipal security valuations were supported by analysis prepared by an independent third party. Fair values are derived through consideration of funding type, maturity and other features of the issuance, and include reviewing financial statements, earnings forecasts, industry trends and the valuation of comparative issuers. In most cases, the book value of the security is used as the fair value as meaningful pricing data is not readily available.

        The Company's equity security valuation was supported by an analysis prepared by the Company's Investments Manager. Fair value is derived through consideration of funding type, maturity and other features of the issuance, and includes reviewing financial statements, earnings forecasts, industry trends and the valuation of comparative issuers. In this case, the book value of the security is used as the fair value as meaningful pricing data is not readily available.

        The Company's other security valuation was supported by analysis prepared by an independent third party. Fair values are derived through consideration of funding type, maturity and other features of the issuance, and include reviewing financial statements, earnings forecasts, industry trends and the valuation of comparative issuers. In most cases, the book value of the security is used as the fair value as meaningful pricing data is not readily available.

Assets and Liabilities Measured on a Non-Recurring Basis

        Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2012 Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans
Commercial and industrial	$155			$155
Farm real estate	480			480
Construction and development	404			404
Other	4,936			4,936

Total impaired loans	$5,975			$5,975
Impaired servicing rights	$2,942			$2,942
Other real estate owned/assets held for sale
Construction and development	$1,764			$1,764
Other	803			803
1-4 Family	95			95

	$2,662			$2,662

		Fair Value Measurements at December 31, 2011 Using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans
Commercial and industrial	$519			$519
Agricultural	43			43
Farm	292			292
Construction and development	763			763
Other	6,125			6,125

Total impaired loans	$7,742			$7,742
Impaired servicing rights	$4,000			$4,000
Other real estate owned/assets held for sale
Construction and development	$1,538			$1,538
Other commercial real estate	1,830			1,830

	$3,368			$3,368

        The following represent impairment charges recognized during the period:

        Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $9,151, with a valuation allowance of $3,176, resulting in an additional provision for loan losses of $1,958 in 2012. A breakdown on these loans by portfolio class is as follows:

	Gross Balance	Valuation Allowance	Net

Commercial and industrial	$305	$150	$155
Farm	922	442	480
Construction and development	644	240	404
Other	7,280	2,344	4,936

Ending Balance	$9,151	$3,176	$5,975

        At December 31, 2011, impaired loans had a gross carrying amount of $11,399, with a valuation allowance of $3,657, resulting in an additional provision for loan losses of $2,928 for the year ending December 31, 2011.

        Impaired tranches of servicing rights were carried at a fair value of $2,942, which is made up of the gross outstanding balance of $4,067, net of a valuation allowance of $1,125. A charge of $676 was included in 2012 earnings. In 2011, impaired servicing rights were written down to a fair value of $4,000, resulting in a valuation allowance of $449. The gross outstanding balance was $4,449, net of a valuation allowance of $449. A credit of $45 was included in 2011 earnings.

        Other real estate owned/assets held for sale is evaluated at the time a property is acquired through foreclosure or moved to held for sale or shortly thereafter. Fair value is based on appraisals by qualified licensed appraisers. At December 31, 2012, the fair value is made up of the gross outstanding balance of $4,334, net a valuation allowance of $1,672. At December 31, 2011, the fair value is made up of the gross outstanding balance of $5,647, net a valuation allowance of $2,279. During 2012, these properties were written down by $647 which was included in 2012 earnings. During 2011, these properties were written down by $2,150 which was included in 2011 earnings. A breakdown of these properties by portfolio class at December 31, 2012 is as follows:

	Gross Balance	Valuation Allowance	Net

Construction and development	$3,222	$1,458	$1,764
Other commercial real estate	993	190	803
1-4 Family	119	24	95

Ending Balance	$4,334	$1,672	$2,662

        The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012. Impaired commercial, commercial real estate loans, and other real estate owned that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.

	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range

Impaired Loans:
Commercial & industrial	$155	Liquidation value of inventory	Management adjustment	15% 15% Avg
Farm real estate	480	Sales comparison approach	Adjustment for differences between comparable sales	35-40% 37% Avg
Construction and development	404	Sales comparison approach	Adjustment for differences between comparable sales	10%-50% 41% Avg
Other	$4,936 5,975	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	0%-60% 32% Avg
Other real estate owned:
Construction and development	$1,764	Sales comparison approach	Adjustment for differences between comparable sales.	10%-26% 15% Avg
Other and 1-4 family	$898 2,662	Sales comparison approach	Adjustment for differences between comparable sales.	2%-35% 17% Avg
Mortgage servicing rights	$2,942	Cash flow analysis	Discount rate	10%

        Carrying amount and estimated fair values of financial instruments, not previously presented, at year end were as follows:

December 31, 2012	Carrying Amount	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents	$65,650	$58,100	$7,550		$65,650
Loans including loans held for sale, net	1,564,433		17,025	1,538,489	1,555,514
Restricted stock	15,639				N/A
Interest receivable	9,827		4,621	5,206	9,827
Liabilities
Deposits	(2,185,054)	(405,167)	(1,780,511)		(2,185,678)
Other borrowings	(34,519)		(34,519)		(34,519)
FHLB advances	(141,052)		(152,018)		(152,018)
Interest payable	(1,195)		(1,195)		(1,195)
Subordinated debentures	(50,418)		(31,763)		(31,763)

December 31, 2011	Carrying Amount	Fair Value

Assets
Cash and cash equivalents	$109,148	$109,148
Loans including loans held for sale, net	1,503,368	1,507,310
Restricted stock	15,856	N/A
Interest receivable	10,814	10,814
Liabilities
Deposits	(2,159,900)	(2,161,888)
Other borrowings	(25,789)	(25,789)
FHLB advances	(151,427)	(164,209)
Interest payable	(1,891)	(1,891)
Subordinated debentures	(50,267)	(26,645)

        The difference between the loan balance included above and the amounts shown in Note 5 are the impaired loans discussed above.

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

(f) Other Borrowings

        The fair values of the Company's FHLB advances are estimated using discounted cash flow analyses based on the current borrowing rates resulting in a Level 2 classification.

        The fair values of the Company's subordinated debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

(g) Accrued Interest Receivable/Payable

        The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification based on the level of the asset or liability with which the accrual is associated.

NOTE 8 — PREMISES AND EQUIPMENT

December 31	2012	2011

Land	$14,090	$13,422
Buildings	48,640	45,996
Furniture and equipment	34,835	36,543

Total cost	97,565	95,961
Accumulated depreciation	(43,464)	(45,309)

Net	$54,101	$50,652

        Depreciation expense was $5,440, $5,074, and $5,276 in 2012, 2011 and 2010.

        Operating Leases: The Company leases certain branch properties under operating leases. Rent expense was $1,126, $933, and $940 for 2012, 2011, and 2010. Rent commitments, before considering renewal options that generally are present, were as follows:

2013	$1,026
2014	945
2015	798
2016	573
2017	406
Thereafter	1,639

Total	$5,387

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The change in carrying amount of goodwill is as follows.

	2012	2011

Balance, January 1	$61,919	$61,919
Acquired goodwill	2,028	—

Balance, December 31	$63,947	$61,919

        The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Impairment exists when a reporting unit's carrying value of goodwill exceeds its fair value. At June 30, 2012, the Company's reporting unit had positive equity and the Company elected to perform a quantitative assessment to determine if the fair value of the reporting unit exceeded its carrying value, including goodwill. The quantitative assessment indicated that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

        A discussion of goodwill acquired in 2012 can be found at Note 26. During 2010, the insurance business was sold, including the associated goodwill of $990.

Acquired Intangible Assets

	2012	2011

Core deposit intangibles	$27,169	$27,000
Other customer relationship intangibles	2,194	698
Accumulated amortization	(22,370)	(20,535)

Purchased intangibles, net	$6,993	$7,163

        Aggregate amortization expense was $1,835, $1,939, and $2,066 for 2012, 2011, and 2010.

        Estimated amortization expense for each of the next five years follows:

2013	$1,869
2014	1,643
2015	1,402
2016	715
2017	347

NOTE 10 — DEPOSITS

	December 31, 2012	December 31, 2011

Non-interest-bearing demand	$405,167	$334,345
Interest-bearing demand	855,049	816,512
Savings	470,265	461,667
Certificates of deposit of $100 or more	149,806	176,056
Other certificates and time deposits	304,767	371,320

Total deposits	$2,185,054	$2,159,900

        Certificates and other time deposits mature as follows:

2013	$274,659
2014	116,095
2015	33,468
2016	20,466
2017	1,561
Thereafter	8,324

Total	$454,573

NOTE 11 — OTHER BORROWINGS

December 31	2012	2011

Other borrowings consisted of the following at year-end:
Securities sold under repurchase agreements	$25,794	$25,789
Federal funds purchased	8,725	—

Total other borrowings	$34,519	$25,789

        Securities sold under repurchase agreements ("agreements") consist of obligations secured by securities issued by government-sponsored entities, and a safekeeping agent holds such collateral. The balance at December 31, 2012 and 2011 was $25,794 and $25,789 respectively. The maximum amount of outstanding agreements at any month-end during 2012, 2011, and 2010 totaled $30,974, $40,960, and $50,513. The daily average of such agreements during 2012, 2011, and 2010 totaled $28,243, $30,404, and $39,737. The weighted average rate was 0.20%, 0.44%, and 0.55% at December 31, 2012, 2011, and 2010 while the weighted average rate during 2012, 2011, and 2010 was approximately 0.34%, 0.52%, and 0.64% respectively. The majority of the agreements at December 31, 2012 mature within 30 days.

NOTE 12 — FEDERAL HOME LOAN BANK ADVANCES

        Federal Home Loan Bank ("FHLB") advances at year end were as follows:

	2012	2011

Maturities from April 2013 through May 2022, primarily fixed rates from 0.5% to 5.9%, averaging 3.0%	$141,052	—
Maturities from May 2012 through May 2022, primarily fixed rates from 1.8% to 5.9%, averaging 3.7%	—	$151,427

	$141,052	$151,427

        The majority of the FHLB advances are secured by mortgage loans totaling approximately 160% of the advance under a blanket security agreement. The advances are subject to restrictions or penalties in the event of prepayment. Of the $141,052 in advances at December 31, 2012, $105,000 or 74% of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the Company may prepay the advance without a penalty. Of the $151,427 in advances at December 31, 2011, $120,000 or 79% of the advances contained such options.

        Required payments over the next five years are:

2013	$35,245
2014	25,117
2015	540
2016	15,063
2017	15,034
Thereafter	50,053

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

Trust Name	Issuance	Amount December 31, 2012	Amount December 31, 2011	Variable Rate	Rate as of 12/31/12	Maturity

Trust 1	2002	$8,248	$8,248	LIBOR +3.25%	3.56%	2032
Trust 2	2003	14,433	14,433	LIBOR +3.25%	3.56%	2033
Trust 3	2003	7,217	7,217	LIBOR +3.15%	3.46%	2033
Trust 4	2006	11,341	11,341	LIBOR +1.63%	1.94%	2036
Harrodsburg	2003	5,100	5,016	LIBOR +3.15%	3.46%	2033
Independence	2003	4,079	4,012	LIBOR +3.15%	3.46%	2033

		$50,418	$50,267

NOTE 14 — MORTGAGE BANKING AND LOAN SERVICING

        Net revenues from mortgage banking activity consisted of the following:

	Years Ended December 31
	2012	2011	2010

Gain from sale of mortgage loans and interest rate locks	$9,126	$3,534	$5,296
Mortgage loan servicing revenue (expense):
Mortgage loan servicing revenue	3,441	3,360	3,638
Amortization of mortgage servicing rights	(1,964)	(1,388)	(1,424)
Mortgage servicing rights valuation adjustments	(676)	45	132

	801	2,017	2,346

Net revenue from mortgage banking activity	$9,927	$5,551	$7,642

        Loans serviced for others are not included in the accompanying consolidated balance sheets. Loan servicing fee income was $1,864, $2,104, and $1,890 for 2012, 2011, and 2010. The unpaid principal balances of loans serviced for others totaled $758,074 and $780,388 at December 31, 2012 and 2011. Custodial escrow balances maintained in connection with serviced loans were $8,296 and $10,423 at year end 2012 and 2011. The weighted average amortization period is 4.2 years. Mortgage servicing rights are included in other assets on the consolidated balance sheets. The fair value of capitalized mortgage servicing assets is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates. The carrying value of capitalized mortgage servicing rights was $4,350 and $5,412 at year end 2012 and 2011. Fair value at year-end 2012 was determined using a discount rate of 10%, and prepayment speeds ranging from 112% to 505%, depending on the stratification of the specific right. Fair value at year-end 2011 was determined using a discount rate of 9%, and prepayment speeds ranging from 231% to 396%, depending on the stratification of the specific right. The notional amount of interest rate lock commitments to make 1-4 family residential mortgage loans intended to be sold on the secondary market totaled $66.7 million and $51.7 million at December 31, 2012 and 2011, respectively. The estimated fair value of these commitments totaled $2,200 and $460 at December 31, 2012 and 2011, respectively, and is included in other assets on the consolidated balance sheet.

	2012	2011	2010

Mortgage servicing assets
Balances, January 1	$5,412	$5,498	$5,042
Servicing assets capitalized	1,578	1,257	1,748
Amortization of servicing assets	(1,964)	(1,388)	(1,424)
Change in valuation allowance	(676)	45	132

Balance, December 31	$4,350	$5,412	$5,498

Valuation allowance:
Balances, January 1	$449	$494	$626
Additions expensed	676	300	—
Reductions credited to operations	—	(345)	(132)

Balance, December 31	$1,125	$449	$494

NOTE 15 — INCOME TAX

        Income tax expense (benefit) was as follows:

Year Ended December 31	2012	2011	2010

Income tax expense
Currently payable	$4,419	$3,746	$3,885
Deferred	1,731	(1,165)	(4,708)
Change in valuation allowance	(123)	1,157	1,062

Total income tax expense	$6,027	$3,738	$239

        Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

Federal statutory income tax rate	35%	35%	35%
Federal statutory income tax	$11,650	$9,643	$5,264
Tax exempt interest	(4,527)	(4,631)	(3,999)
Effect of state income taxes	192	72	29
Non-deductible expenses	349	163	135
Tax exempt income on life insurance	(422)	(469)	(460)
Tax credits	(861)	(898)	(717)
Other	(354)	(142)	(13)

Income tax expense	$6,027	$3,738	$239

        The components of the net deferred tax asset (liability) are as follows:

December 31	2012	2011

Assets
Allowance for loan losses	$12,427	$15,393
State net operating loss carryforward	5,898	5,673
Credit carryforwards	8,595	7,448
OREO write-downs	953	1,520
Other	2,765	1,278

Total assets	30,638	31,312

Liabilities
Depreciation	(3,664)	(3,204)
Mortgage servicing rights	(1,722)	(2,135)
Unrealized gain on securities AFS	(13,854)	(12,326)
Deferred loan fees/costs	(1,241)	(855)
Other	(2,407)	(1,783)

Total liabilities	(22,888)	(20,303)

Less: Valuation allowance	(5,916)	(6,039)

Net deferred tax asset	$1,834	$4,970

        The Company has $2,585 of alternative minimum tax credit carryforwards, which under current tax law have no expiration period. The Company has general business credit carryforwards of $6,010 that begin to expire in 2027.

        The Company has an Indiana state operating loss carryforward of $106,760, which begins to expire in 2019. The Company maintains a valuation allowance to reduce these carryforward items and other Indiana deferred tax assets to the amount expected to be realized.

        A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. At December 31, 2012, the largest component of deferred tax assets is associated with the allowance for loan losses. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. With the exception of the deferred tax asset associated with the Company's Indiana deferred tax assets, no valuation allowance for deferred tax assets are considered necessary at December 31, 2012 or 2011.

        Retained earnings of the subsidiary bank includes approximately $13,112 for which no deferred income tax liability has been recognized. This amount represents an allocation of previously acquired institutions to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of "bank" status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for the Company was approximately $4,589 at each of December 31, 2012 and 2011.

Unrecognized Tax Benefits

        The Company does not have any unrecognized tax benefits during any periods presented and does not expect this to significantly change in the next twelve months.

        There were no interest and penalties recorded in the income statement during any period and no amounts accrued for interest and penalties at December 31, 2012, or 2011.

        The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Illinois. The Company is no longer subject to examination by taxing authorities for years before 2009.

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

        Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2012		2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to extend credit and unused lines of credit	$2,691	392,674	$2,661	$352,774
Commercial letters of credit	—	13,933	—	26,062

        Commitments to make loans are generally made for periods of 60 days or less. Interest rates on fixed rate commitments range from 1.99% to 19.8% with maturities ranging from 1 year to 16 years.

NOTE 17 — DIVIDENDS

        The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described in Note 19. As of December 31, 2012, the Bank could, without prior approval, declare dividends of approximately $32,390.

NOTE 18 — DIVIDEND REINVESTMENT PLAN

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

NOTE 19 — REGULATORY MATTERS

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

        Management believes as of December 31, 2012, the Company and Bank meet all capital adequacy requirements to which they are subject. The holding company is a source of additional financial strength with its $7.1 million in cash and its ability to downstream additional capital to the Bank.

        There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on operations. At December 31, 2012 and 2011, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective actions. There are no conditions or events since that notification that management believes have changed the Bank's category.

        Actual and required capital amounts and ratios are presented below.

	Actual		Required for Adequate Capital		To Be Well Capitalized

December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group	$296,714	17.8%	$133,549	8.0%	N/A	N/A
Total capital (to risk-weighted assets)	275,707	16.5	66,774	4.0	N/A	N/A
Tier 1 capital (to risk-weighted assets)	275,707	10.4	106,077	4.0	N/A	N/A
Tier 1 capital (to average assets)
MainSource Bank
Total capital (to risk-weighted assets)	$283,303	17.2%	132,052	8.0%	165,065	10.0%
Tier 1 capital (to risk-weighted assets)	262,527	15.9	66,026	4.0	99,039	6.0
Tier 1 capital (to average assets)	262,527	9.9	106,077	4.0	132,596	5.0

	Actual		Required for Adequate Capital		To Comply with Regulatory Agreement

December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$313,902	18.9%	133,201	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	293,039	17.6	66,601	4.0	N/A	N/A
Tier 1 capital (to average assets)	293,039	10.8	108,875	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$299,054	18.1%	132,001	8.0%	181,502	11.0%
Tier 1 capital (to risk-weighted assets)	278,191	16.9	66,001	4.0	—	—
Tier 1 capital (to average assets)	278,191	10.3	107,675	4.0	215,350	8.0

        The Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions notified MainSource Bank that, effective March 16, 2012, it was no longer subject to the informal agreement entered into on April 22, 2010, which had required the Bank to retain higher capital levels than the minimums set forth above.

NOTE 20 — EMPLOYEE BENEFIT PLANS

        The Company has a defined-contribution retirement plan in which substantially all employees may participate. The Company matches 80% of the first 8% of eligible employees' contributions and makes additional contributions based on employee compensation and the overall profitability of the Company. Expense was $2,377 in 2012, $2,269 in 2011, and $2,014 in 2010. The Company made an additional contribution in 2012, 2011 and 2010 based on the overall profitability of the Company.

NOTE 21 — RELATED PARTY TRANSACTIONS

        The Company has entered into transactions with certain directors, executive officers, significant shareholders and their affiliates or associates (related parties).

        The aggregate amount of loans, as defined, to such related parties was as follows:

Balances, January 1, 2012	$2,446
Changes in composition of related parties	(6)
New loans, including renewals and advances	1,607
Payments, including renewals	(1,784)

Balances, December 31, 2012	$2,263

        Deposits from related parties held by the Company at December 31, 2012 and 2011 totaled $5,788 and $2,641.

NOTE 22 — STOCK-BASED COMPENSATION

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

        The fair value of options granted was determined using the following weighted average assumptions as of grant date.

	2012	2011	2010

Risk-free interest rate	1.29%	2.36%	3.04%
Expected term (years)	7.00	7.00	7.00
Expected stock price volatility	40.19%	61.41%	57.06%
Dividend yield	0.42%	0.46%	0.63%

        A summary of the activity in the 2007 Stock Incentive Plan and the 2003 Plan for 2012 follows:

Options (restated for stock dividends and splits)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, beginning of year	415,723	$13.00
Granted	78,500	11.89
Exercised	(19,900)	5.40
Forfeited or expired	(41,191)	13.92

Outstanding at end of year	433,132	$13.06	5.2	$959
Exercisable at year end	344,722	$13.53	4.1	$826
Fully vested and expected to vest	424,330	$13.09	5.1	$948

        Information related to the 2007 Stock Incentive Plan and the 2003 Plan during each year follows:

	2012	2011	2010

Intrinsic value of options exercised	$124	$—	$—
Cash received from option exercises	120	—	—
Tax benefit realized from option exercises	12	—	—
Weighted average (per share) fair value of options granted	4.88	5.16	3.59

        As of December 31, 2012, there was $385 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.8 years.

        During the second quarter of 2011 and 2012, the Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers pursuant to the Company's annual performance-based incentive bonus plan. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant dates, April 25, 2012 ($11.85) and April 8, 2011 ($9.68). The restricted stock awards vest as follows — 80% on the second anniversary of the date of grant and 20% on the third anniversary of the date of grant. A total of 48,061 shares of common stock of the Company were granted in 2012 and 46,244 shares of common stock of the Company were granted in 2011under the 2007 Stock Incentive Plan.

        A summary of changes in the Company's nonvested shares for 2012 follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2012	46,244	$9.68
Granted	48,061	$11.85
Vested	0	0
Forfeited	0	0

Nonvested at December 31, 2012	94,305	$10.79

        As of December 31, 2012, there was $719 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the 2007 Stock Incentive Plan that will be recognized over the remaining vesting period of approximately 1.75 years. The recognized compensation costs related to the 2007 Stock Incentive Plan was $322 and $107 for the 2012 and 2011 respectively.

        Beginning with the retainer paid to the Board in 2011, members of the Board of Directors of the Company can make an annual election to have their retainer paid in cash, Company stock, or a combination of cash and stock during the following year. The annual retainer is paid quarterly, on May 1, August 1, November 1, and February 1 of each year, for all directors serving on the Board on those dates. Other expense is recognized over the three month period of the awards based on the fair value of the stock at the issue dates. The value of the quarterly awards is determined by multiplying the award amount by the average closing price of a share of Company common stock on the five trading days prior to the issuance of the stock. The shares issued vest immediately. Shares awarded by quarter were as follows:

Quarter	Year	Shares	Price per Share

2 Q	2011	6,750	$9.53
3 Q	2011	7,902	$8.80
4 Q	2011	9,130	$9.44
1 Q	2012	8,750	$9.29
2 Q	2012	7,200	$11.83
3Q	2012	7,200	$11.58
4Q	2012	7,200	$12.25

        A total of $338 was recognized as expense in 2012 for these grants and $220 was recognized as expense in 2011.

NOTE 23 — EARNINGS PER COMMON SHARE

        Earnings per common share were computed as follows:

Year Ended December 31, 2012	Net Income/(Loss)	Weighted Average Shares	Per Share Amount

Basic Loss Per Common Share
Net income	$27,258
Preferred dividends and discount accretion	(2,110)
Redemption of preferred shares	1,357

	26,505	20,265,761	$1.31
Effect of dilutive stock options		58,896

Diluted (Loss) Per Common Share
Net income attributable to common shareholders and assumed conversions	$26,505	20,324,657	$1.30

Year Ended December 31, 2011

Basic Earnings Per Common Share
Net income	$23,813
Preferred dividends and discount accretion	(3,054)

	20,759	20,179,512	$1.03
Effect of dilutive stock options		41,615

Diluted Earnings Per Common Share
Net income available to common shareholders and assumed conversions	$20,759	20,221,127	$1.03

Year Ended December 31, 2010

Basic Earnings Per Common Share
Net income	$14,802
Preferred dividends and discount accretion	(3,054)

	11,748	20,136,362	$0.58
Effect of dilutive stock options		18,022

Diluted Earnings Per Common Share
Net income available to common shareholders and assumed conversions	$11,748	20,154,384	$0.58

        Stock options for 289,544, 254,850, and 262,441 shares of common stock were not considered in computing diluted earnings per common share for 2012, 2011 and 2010 because they were antidilutive. Stock warrants for 571,906 shares of common stock were not considered in computing earnings per share in 2012, 2011 and 2010 because they were antidilutive.

NOTE 24 — QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings per Common Share
	Interest Income	Net Interest Income	Net Income	Basic	Fully Diluted

2012
First quarter	$27,909	$23,778	$6,011	$0.32	$0.32
Second quarter	27,678	23,750	6,982	0.32	0.32
Third quarter	26,832	23,331	6,986	0.32	0.32
Fourth quarter	26,349	23,223	7,279	0.34	0.34
2011
First quarter	$31,177	$24,950	$4,546	$0.19	$0.19
Second quarter	31,122	25,390	7,626	0.34	0.34
Third quarter	30,345	25,070	5,615	0.24	0.24
Fourth quarter	28,967	24,438	6,026	0.26	0.26

        The first quarter of 2012 earnings per share amount of $0.32/share is $0.06 higher than the amount reported in the first quarter 10Q due to the redemption of preferred stock in the first quarter.

NOTE 25 — PARENT ONLY CONDENSED FINANCIAL STATEMENTS

Parent Only Condensed Balance Sheets

December 31	2012	2011

Assets
Cash and cash equivalents	$7,102	$8,022
Securities available for sale	399	899
Investment in subsidiaries	361,397	372,476
Other assets	11,523	11,482

Total assets	$380,421	$392,879

Liabilities
Subordinated debentures	$50,418	$50,267
Other liabilities	6,252	6,059

Total liabilities	56,670	56,326
Shareholders' equity	323,751	336,553

Total liabilities and shareholders' equity	$380,421	$392,879

Parent Only Condensed Statements of Operations

Year Ended December 31	2012	2011	2010

Income
Dividends from subsidiaries	$47,800	$2,825	$1,119
Fees from subsidiaries	19,024	19,624	17,669
Other Income	(845)	176	233

Total income	65,979	22,625	19,021
Expenses
Interest expense	1,825	1,737	1,755
Salaries and benefits	11,238	11,388	11,062
Professional fees	1,465	2,534	1,275
Other expenses	13,655	13,173	12,223

Total expenses	28,183	28,832	26,315

Income (loss) before income taxes and equity in undistributed income of subsidiaries	37,796	(6,207)	(7,294)
Income tax (benefit)	(3,377)	(3,069)	(2,989)

Income (loss) before equity in undistributed income of subsidiaries	41,173	(3,138)	(4,305)
Equity in undistributed income (loss) of subsidiaries	(13,915)	26,951	19,107

Net income	$27,258	$23,813	$14,802

Parent Only Condensed Statements of Cash Flows

Year Ended December 31	2012	2011	2010

Operating Activities
Net income	$27,258	$23,813	$14,802
Undistributed (income)/loss of subsidiaries	13,915	(26,951)	(19,107)
Changes in other assets and liabilities	2,862	2,699	1,838

Net cash provided/(used) by operating activities	44,035	(439)	(2,467)
Investing Activities
Cash received from subsidiaries	—	—	1,287
Purchase of security AFS	—	—	(39)
Purchases of equipment	(1,230)	(2,166)	(1,766)

Net cash used by investing activities	(1,230)	(2,166)	(518)
Financing Activities
Proceeds from exercise of stock options	120	—	—
Repurchase of preferred stock	(40,255)	—	—
Cash dividends on preferred stock	(1,967)	(2,850)	(2,850)
Cash dividends on common stock	(1,623)	(807)	(805)

Net cash used by financing activities	(43,725)	(3,657)	(3,655)

Net change in cash and cash equivalents	(920)	(6,262)	(6,640)
Cash and cash equivalents, beginning of year	8,022	14,284	20,924

Cash and cash equivalents, end of year	$7,102	$8,022	$14,284

NOTE 26 — ACQUISITIONS

        In December, 2012, the Company purchased a branch in Shelbyville, Kentucky. As of the date of acquisition, the Company acquired $27 million in loans and $37 million in deposits. Goodwill of $1 million and a core deposit intangible of $0.2 million were also recorded. $7.5 million of cash was received at purchase. The Company is in the process of completing its purchase accounting on this acquisition and may have adjustments to goodwill, core deposits, or fixed assets in 2013. The core deposit intangible asset is being amortized over 10 years. Goodwill and the core deposit intangible will be deducted for tax purposes over 15 years.

        In September, 2012, the Company purchased a brokerage firm in Seymour, Indiana for a cash payment of $1.6 million and future cash payments to be made of $0.4 million. As of the date of acquisition, the Company acquired a customer relationship intangible asset of $1.0 million, a non-compete intangible asset of $0.1 million, and goodwill of $0.8 million. The customer relationship intangible asset is being amortized over 13 years and the non-compete intangible asset is being amortized over 5 years. Goodwill and the intangible assets will be deducted for tax purposes over 15 years.

        In October, 2012, the Company purchased a brokerage firm in Indianapolis, Indiana for a cash payment of $0.4 million and future cash payments to be made of $0.2 million. As of the date of acquisition, the Company acquired a customer relationship intangible asset of $0.3 million, a small non-compete intangible asset, and goodwill of $0.2 million. The customer relationship intangible asset is being amortized over 13 years and the non-compete intangible asset is being amortized over 5 years. Goodwill and the intangible assets will be deducted for tax purposes over 15 years.

        The above transactions were considered business combinations. Their results of operations are included in the financial statements after acquisition. Proforma data was not considered material and is not presented.

NOTE 27 — SUBSEQUENT EVENT — BRANCH CLOSURES

        On January 23, 2013, the Company announced its plan to close 8 branch offices of MainSource Bank effective April 26, 2013. The branch offices to be closed are located in Redkey, Cambridge City, Fountain City, East Enterprise, Trafalgar, Covington and Fortville, Indiana, and the northside branch located in Troy, Ohio. As of December 31, 2012, the 8 branches had approximately $88 million in total deposits.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        In connection with its audits for the three most recent fiscal years ended December 31, 2012, there have been no disagreements with the Company's independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

        Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2012, in relation to criteria for effective internal control over financial reporting as described in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that as of December 31, 2012, its system of internal controls over financial reporting is effective and meets the criteria of the "Internal Control — Integrated Framework". Crowe Horwath LLP, independent registered public accounting firm, has issued an attestation report dated March 14, 2013 on the Corporation's internal control over financial reporting. This report is incorporated by reference in Item 8 above, under the heading "Report of Independent Registered Public Accounting Firm".

Archie M. Brown, Jr.
President and Chief Executive Officer

James M. Anderson
Executive Vice President and Chief Financial Officer

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

        10.14   Change in Control Agreement with Archie M. Brown, Jr. dated November 14, 2011 (incorporated by reference to Exhibit 99.1 to the Report on Form 8-K of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0-12422)).*

        10.15   Change in Control Agreement with James M. Anderson dated November 14, 2011 (incorporated by reference to Exhibit 99.2 to the Report on Form 8-K of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0-12422)).*

        10.16   Change in Control Agreement with Daryl R. Tressler dated November 14, 2011 (incorporated by reference to Exhibit 99.3 to the Report on Form 8-K of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0-12422)).*

        10.17   Change in Control Agreement with William J. Goodwin dated November 14, 2011 (incorporated by reference to Exhibit 99.4 to the Report on Form 8-K of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0-12422)).*

        10.18   MainSource Financial Group, Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed on May 1, 2012 with the Commission (Commission File No. 0-12422)).*

        10.19   Change in Control Agreement with Chris Harrison dated May 4, 2012(incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed on May 10, 2012 with the Commission (Commission File No. 0-12422)).*

        14        Code of Ethical Conduct (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2003 filed March 12, 2004 with the Commission (Commission File No. 0-12422)).

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

        31.1     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Executive Officer

        31.2     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Financial Officer

        32.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

        32.2     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

        99.1     Subsequent fiscal year certification of the Principal Executive Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008 for the fiscal year ended December 31, 2012.

        99.2     Subsequent fiscal year certification of the Principal Financial Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008 for the fiscal year ended December 31, 2012.

        101      The following financial statements and notes from the MainSource Financial Group Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Shareholders' Equity; (v) Condensed Consolidated Statements of Cash Flow; and (vi) the Notes to the condensed consolidated financial statements.**

*
A management contract or compensatory plan or agreement.

**
Furnished, not filed, for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(b)
Exhibits

        Reference is made to Item 15(a)(3) above.

(c)
Schedules

        None required

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2013.

MAINSOURCE FINANCIAL GROUP, INC.
/s/ Archie M. Brown, Jr. President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities with the Company and on the dates indicated.

Signature		Capacity	Date

/s/	William G. Barron

	William G. Barron	Director	March 14, 2013
/s/	Brian J. Crall

	Brian J. Crall	Lead Director	March 14, 2013
/s/	Philip A. Frantz

	Philip A. Frantz	Director	March 14, 2013
/s/	D.J. Hines

	D.J. Hines	Director	March 14, 2013
/s/	William J. McGraw III

	William J. McGraw III	Director	March 14, 2013
/s/	Thomas M. O'Brien

	Thomas M. O'Brien	Director	March 14, 2013
/s/	Kathleen Bardwell

	Kathleen Bardwell	Director	March 14, 2013
/s/	Lawrence R. Rueff DVM

	Lawrence R. Rueff DVM	Director	March 14, 2013
/s/	John G. Seale

	John G. Seale	Director	March 14, 2013
/s/	Charles J. Thayer

	Charles J. Thayer	Director	March 14, 2013
/s/	James M. Anderson

	James M. Anderson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2013

/s/	Patrick A. Weigel

	Patrick A. Weigel	Controller (Principal Accounting Officer)	March 14, 2013
/s/	Archie M. Brown, Jr.

	Archie M. Brown, Jr.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 14, 2013