Form 10-Q
period 2013-03-31
MAINSOURCE FINANCIAL GROUP
filed 2013-05-09
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of May 9, 2013 there were outstanding 20,377,209 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

Item 1.  Financial Statements

	(Unaudited)
	March 31,	December 31,
	2013	2012
Assets
Cash and due from banks	$31,385	$58,100
Money market funds and federal funds sold	4,512	7,550
Cash and cash equivalents	35,897	65,650
Securities available for sale	906,396	902,341
Loans held for sale	5,094	17,025
Loans, net of allowance for loan losses of $31,728 and $32,227	1,521,592	1,521,156
Restricted stock, at cost	15,637	15,639
Premises and equipment, net	55,025	54,101
Goodwill	64,379	63,947
Purchased intangible assets	6,513	6,993
Cash surrender value of life insurance	59,752	59,410
Interest receivable and other assets	62,324	63,026
Total assets	$2,732,609	$2,769,288

Liabilities
Deposits
Noninterest bearing	$418,916	$405,167
Interest bearing	1,763,781	1,779,887
Total deposits	2,182,697	2,185,054
Other borrowings	39,479	34,519
Federal Home Loan Bank (FHLB) advances	104,404	141,052
Subordinated debentures	50,455	50,418
Other liabilities	32,901	34,494
Total liabilities	2,409,936	2,445,537

Shareholders’ equity
Preferred stock, no par value: Authorized shares - 400,000; Issued shares - 57,000 Outstanding shares — 15,100 Aggregate liquidation preference — $15,100	14,932	14,918
Common stock $.50 stated value: Authorized shares - 100,000,000 Issued shares — 20,866,227 and 20,859,027 Outstanding shares — 20,326,725 and 20,304,525	10,465	10,450
Treasury stock — 539,502 and 554,502 at cost	(8,798)	(9,043)
Additional paid-in capital	224,185	224,096
Retained earnings	60,170	57,602
Accumulated other comprehensive income	21,719	25,728
Total shareholders’ equity	322,673	323,751
Total liabilities and shareholders’ equity	$2,732,609	$2,769,288

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share data)

	(unaudited)
	Three months ended March 31,
	2013	2012
Interest income
Loans, including fees	$19,487	$21,420
Securities	5,808	6,454
Other interest income	21	35
Total interest income	25,316	27,909
Interest expense
Deposits	1,358	2,235
Federal Home Loan Bank advances	915	1,401
Subordinated debentures	429	466
Other borrowings	16	29
Total interest expense	2,718	4,131
Net interest income	22,598	23,778
Provision for loan losses	1,734	3,100
Net interest income after provision for loan losses	20,864	20,678
Non-interest income
Mortgage banking	2,029	2,115
Trust and investment product fees	1,035	828
Service charges on deposit accounts	4,486	4,376
Net realized gains on securities (includes $844 accumulated other comprehensive income reclassifications for unrealized net gains on available-for-sale securities in 2013)	844	987
Other-than-temporary loss
Total impairment loss	—	(500)
Loss recognized in other comprehensive income	—	—
Net impairment loss recognized in earnings	—	(500)
Increase in cash surrender value of life insurance	342	287
Interchange income	1,611	1,650
Loss on sale and write-down of OREO	(296)	(252)
Other income	214	331
Total non-interest income	10,265	9,822
Non-interest expense
Salaries and employee benefits	13,518	12,256
Net occupancy	1,860	1,662
Equipment	2,355	2,084
Intangibles amortization	480	452
Telecommunications	456	405
Stationery printing and supplies	374	317
FDIC assessment	437	908
Marketing	1,045	948
Collection expense	950	1,049
Prepayment penalty on FHLB advance	2,239	—
Consultant expense	375	50
Interchange expense	449	307
Other expenses	2,590	2,843
Total non-interest expense	27,128	23,281
Income before income tax	4,001	7,219
Income tax expense (includes $287 income tax expense from reclassification items in 2013)	10	1,208
Net income	$3,991	$6,011
Redemption of preferred stock	—	1,242
Preferred dividends and discount accretion	(202)	(763)
Net income available to common shareholders	$3,789	$6,490

Cash dividends declared per common share	$0.06	$0.01
Net income per common share — basic and diluted	$0.19	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands except per share data)

	(unaudited)
	Three months ended
	March 31,
	2013	2012
Net income	$3,991	$6,011
Other comprehensive income:
Unrealized holding gains/(losses) on securities available for sale	(5,324)	428
Reclassification adjustment for (gains) on securities available for sale included in net income	(844)	(987)
Reclassification adjustment for other than temporary impairment on securities available for sale included in net income	—	500
Tax effect	2,159	20
Other comprehensive income/(loss)	(4,009)	(39)
Comprehensive income/(loss)	$(18)	$5,972

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	(unaudited)
	Three months ended
	March 31, 2013
	2013	2012
Operating Activities
Net income	$3,991	$6,011
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,734	3,100
Depreciation expense	1,413	1,332
Securities amortization, net	1,045	1,055
Stock based compensation expense	141	52
Stock portion of director retainer fee expense	97	82
Amortization of purchased intangible assets	480	452
Amortization of mortgage servicing rights	493	501
Earnings on cash surrender value of life insurance policies	(342)	(287)
Recovery of valuation allowance on mortgage servicing rights	(250)	—
Prepayment penalty on FHLB advance	2,239	—
Securities gains, net of impairment	(844)	(487)
Loss on sale and write-down of OREO	296	252
Gain on loans sold	(2,069)	(1,190)
Loans originated for sale	(98,723)	(56,687)
Proceeds from loan sales	112,723	55,304
Change in other assets and liabilities	213	674
Net cash provided by operating activities	22,637	10,164

Investing Activities
Purchases of securities available for sale	(126,915)	(57,380)
Proceeds from calls, maturities, and payments on securities available for sale	39,101	27,286
Proceeds from sales of securities available for sale	77,390	19,956
Proceeds from sale of OREO	1,520	6,361
Loan originations and payment, net	(3,137)	(3,979)
Purchases of premises and equipment	(2,337)	(1,385)
Proceeds from redemption of restricted stock	2	2
Net cash (used) by investing activities	(14,376)	(9,139)

Financing Activities
Net change in deposits	(2,789)	(902)
Net change in other borrowings	4,960	3,876
Repayment of FHLB advances	(88,887)	(73)
Proceeds from FHLB advances	50,000	—
Proceeds from exercise of stock options	111	—
Cash dividends on preferred stock	(189)	(713)
Cash dividends on common stock	(1,220)	(202)
Net cash provided/(used) by financing activities	(38,014)	1,986
Net change in cash and cash equivalents	(29,753)	3,011
Cash and cash equivalents, beginning of year	65,650	109,148
Cash and cash equivalents, end of period	$35,897	$112,159

Supplemental non cash disclosure
Loan balances transferred to foreclosed real estate	$967	$1,831

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

NOTE 1 - BASIS OF PRESENTATION

The significant accounting policies followed by MainSource Financial Group, Inc. (“Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared according to accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. The interim statements do not include all information and footnotes normally included in the annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature. Some items in prior period financial statements were reclassified to conform to current presentation. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Adoption of New Accounting Standards

In February, 2013, the FASB issued Accounting Standards Update 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This update amended guidance on the reporting of reclassifications out of accumulated other comprehensive income.  The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items of net income if the amount being reclassified is required under U.S. generally accepted accounting principles. For other amounts that are not required under U.S. generally accepted accounting principles, an entity is required to disclose in the notes to the financial statements these amounts. This amended guidance became effective on January 1, 2013 and was applied prospectively.  The effect of adopting this standard did not have a material impact on the Company’s consolidated operating results or financial condition, but the additional disclosures are included on the Consolidated Statements of Income.

In July, 2012 the FASB issued Accounting Standards Update 2012-02, “Goodwill and Other, Testing Indefinite-Lived Assets for Impairment” to respond to feedback received during the outreach period performed before the issuance of Accounting Standards Update 2011-08, “Intangibles – Goodwill and Other, Testing Goodwill for Impairment”.   The amendment permits an assessment of qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, it is concluded that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. However, after the same assessment, if it is concluded that it is more likely than not that the indefinite-lived intangible asset is impaired, then a quantitative impairment test should be performed whereby the fair value of the indefinite-lived intangible asset is compared to the carrying amount. The amendments in this guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

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

The following table summarizes stock option activity:

	Three Months Ended March 31, 2013
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	433,132	$13.06
Granted	2,500	14.24
Exercised	(15,000)	7.40
Forfeited or expired	(1,000)	11.85
Outstanding, period end	419,632	$13.27
Options exercisable at period end	329,622	$13.81
Fully vested and expected to vest	411,602	$13.30

The following table details stock options outstanding:

	March 31, 2013	December 31, 2012
Stock options vested and currently exercisable:
Number	329,622	344,722
Weighted average exercise price	$13.81	$13.53
Aggregate intrinsic value	$931	$826
Weighted average remaining life (in years)	3.8	4.1

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $36 in stock compensation expense during the three month ended March 31, 2013 and $17 in stock compensation expense during the three months ended March 31, 2012 to salaries and employee benefits. There were 2,500 options granted in the first quarter of 2013.  In order to calculate the fair value of the options granted in 2013, the following weighted-average assumptions were used as of the grant dates:  risk free interest rate of 1.26%, expected option life 7.0 years, expected price volatility 34.5%, and dividend yield of 1.69%.  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2013 and beyond is estimated as follows:

Year	(in thousands)
April 2013 - December 2013	$108
2014	120
2015	113
2016	3

During the second quarters of 2011 and 2012, the Compensation Committee of the Board of Directors of the Company granted restricted stock awards in lieu of cash awards to certain executive officers pursuant to the Company’s annual performance-based incentive bonus plan.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date.  The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date, April 25, 2012 ($11.85) and April 8, 2011 ($9.68).  The stock awards vest as follows — 80% on the second anniversary of the date of grant and 20% on the third anniversary of the date of grant.  A total of 48,061 shares of common stock of the Company were granted in 2012.  Total compensation expense for the restricted stock grants was $105 and $35 for the first three months of 2013 and 2012 respectively.

A summary of changes in the Company’s nonvested shares for the first quarter of 2013 follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2013	94,305	10.79

Granted	0	$0

Vested	0	0

Forfeited	0	0

Nonvested at March 31, 2013	94,305	$10.79

As of March 31, 2013, there were $640 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the 2007 Plan that will be recognized over the remaining vesting period of approximately 1.5 years.

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

Quarter	Year	Shares	Price Per Share
2 Q	2011	6,750	$9.53
3 Q	2011	7,902	$8.80
4 Q	2011	9,130	$9.44
1Q	2012	8,750	$9.29
2Q	2012	7,200	$11.83
3Q	2012	7,200	$11.58
4Q	2012	7,200	$12.25
1Q	2013	7,200	$13.38

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of March 31, 2013
Available for Sale	$	$	$	$
U. S. government agency	1,360	30	—	1,390
State and municipal	314,292	24,388	(271)	338,409
Mortgage-backed securities-residential (GSE’s)	211,112	6,221	(173)	217,160
Collateralized mortgage obligations (GSE’s)	337,729	3,653	(423)	340,959
Equity securities	4,939	—	—	4,939
Other securities	3,550	—	(11)	3,539
Total available for sale	$872,982	$34,292	$(878)	$906,396

As of December 31, 2012
Available for Sale
U. S. government agency	$1,600	$38	$—	$1,638
State and municipal	310,552	27,484	(97)	337,939
Mortgage-backed securities-residential (GSE’s)	219,352	7,711	(8)	227,055
Collateralized mortgage obligations (GSE’s)	322,758	4,604	(139)	$327,223
Equity securities	4,939	—	—	4,939
Other securities	3,558	—	(11)	3,547
Total available for sale	$862,759	$39,837	$(255)	$902,341

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity or with no maturity are shown separately.

	Available for Sale
March 31, 2013	Amortized Cost	Fair Value
Within one year	$7,262	$7,414
One through five years	54,150	56,878
Six through ten years	104,927	112,216
After ten years	152,863	166,830
Mortgage-backed securities-residential (Government Sponsored Entity)	211,112	217,160
Collateralized mortgage obligations (Government Sponsored Entity)	337,729	340,959
Equity securities	4,939	4,939
Total available for sale securities	$872,982	$906,396

Proceeds from sales of securities available for sale were $77,390 and $19,956 for the three months ended March 31, 2013 and 2012, respectively. Gross gains of $899 and $1,022 and gross losses of $55 and $35 were realized on these sales during 2013 and 2012, respectively.  In addition to the gross gains and losses from sales, there was a $500 impairment loss recognized on one investment during the first quarter of 2012, reducing its cost basis to $250 before and after the charge.  The charge established a new cost basis.  This amount is shown as an impairment loss on the income statement.

Below is a summary of securities with unrealized losses as of March 31, 2013 and December 31, 2012 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
March 31, 2013 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$18,870	$(271)	$—	$—	$18,870	$(271)
Mortgage-backed securities-residential (GSE’s)	16,847	(173)	—	—	16,847	(173)
Collateralized mortgage obligations (GSE’s)	108,679	(423)	—	—	108,679	(423)
Other securities	990	(11)	—	—	990	(11)
Total temporarily impaired	$145,386	$(878)	$—	$—	$145,386	$(878)

	Less than 12 months		12 months or longer		Total
December 31, 2012 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$6,646	$(97)	$—	$—	$6,646	$(97)
Mortgage-backed securities-residential (GSE’s)	12,766	(8)	—	—	12,766	(8)
Collateralized mortgage obligations (GSE’s)	32,330	(139)	—	—	32,330	(139)
Other securities	990	(11)	—	—	990	(11)
Total temporarily impaired	$52,732	$(255)	$—	$—	$52,732	$(255)

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

As of March 31, 2013, the Company’s securities portfolio consisted of 1,007 securities, 80 of which were in an unrealized loss position.  Unrealized losses on state and municipal securities of $271 have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The Company monitors the financial condition of these issuers. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

At March 31, 2013, almost all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value of approximately $173 is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

The Company’s collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations with a market value of $340,959 which had unrealized losses of approximately $423 at March 31, 2013. The Company monitors to insure it has adequate credit support and as of March 31, 2013, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. All securities are investment grade.

The unrealized losses on other securities are related to one single issue trust preferred security and have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the security before its anticipated recovery. The Company performs a quarterly review of this security and based on this review, no evidence of adverse changes in expected cash flows is anticipated. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not the expected cash flows of the individual security. Currently, the issuer has made all contractual payments and given no indication that it will not be able to make them into the future. The fair value of this debt security is expected to recover as the security approaches its maturity date. As of March 31, 2013, the fair value of the security was $990 with an unrealized loss of $11.

During the first quarter of 2012, the Company determined that one of its equity holdings was other than temporarily impaired and wrote down the security by $500 to its fair value of $250. This amount is shown as an impairment loss on the income statement.

NOTE 4 - LOANS AND ALLOWANCE

Loans were as follows:

	March 31, 2013	December 31, 2012
Commercial
Commercial and industrial	$136,895	$134,156
Agricultural	18,091	22,355
Commercial Real Estate
Farm	63,971	66,119
Hotel	127,027	131,495
Construction and development	27,994	25,208
Other	509,373	507,231
Residential
1-4 family	403,083	394,195
Home equity	222,915	224,329
Consumer
Direct	42,032	45,844
Indirect	1,939	2,451
Total loans	1,553,320	1,553,383
Allowance for loan losses	(31,728)	(32,227)
Net loans	$1,521,592	$1,521,156

Activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012 and the recorded investment of loans and allowances by portfolio segment and impairment method as of March 31, 2013 and December 31, 2012 were as follows:

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2013	$3,894	$24,157	$3,180	$996	$32,227
Provision charged to expense	525	238	631	340	1,734
Losses charged off	(271)	(1,208)	(698)	(819)	(2,996)
Recoveries	131	51	150	431	763
Balance, March 31, 2013	$4,279	$23,238	$3,263	$948	$31,728

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2012	$5,562	$30,476	$2,972	$879	$39,889
Provision charged to expense	(218)	2,893	182	243	3,100
Losses charged off	(180)	(3,908)	(1,214)	(619)	(5,921)
Recoveries	167	779	72	455	1,473
Balance, March 31, 2012	$5,331	$30,240	$2,012	$958	$38,541

As of March 31, 2013
Ending Balance individually evaluated for impairment	$355	$3,143	$121	$2	$3,621
Ending Balance collectively evaluated for impairment	3,924	20,095	3,142	946	28,107
Total ending allowance balance	$4,279	$23,238	$3,263	$948	$31,728
Loans
Ending Balance individually evaluated for impairment	$1,384	$34,518	$13,137	$927	$49,966
Ending Balance collectively evaluated for impairment	153,602	693,847	612,861	43,044	1,503,354
Total ending loan balance excludes $5,230 of accrued interest	$154,986	$728,365	$625,998	$43,971	$1,553,320

As of December 31, 2012	Commercial	Commercial Real Estate	Residential	Consumer	Total
Ending Balance individually evaluated for impairment	$150	$3,067	$—	$—	$3,217
Ending Balance collectively evaluated for impairment	3,744	21,090	3,180	996	29,010
Total ending allowance balance	$3,894	$24,157	$3,180	$996	$32,227

Loans
Ending Balance individually evaluated for impairment	$1,797	$33,499	$14,175	$1,083	$50,554
Ending Balance collectively evaluated for impairment	154,714	696,554	604,349	47,212	1,502,829
Total ending loan balance excludes $5,206 of accrued interest	$156,511	$730,053	$618,524	$48,295	$1,553,383

The recorded investment in loans excludes accrued interest receivable due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2013.  Performing troubled debt restructurings totaling $9,619 were excluded as allowed by ASC 310-40.

March 31, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded
Commercial
Commercial and industrial	$509	$496	$355	$	$
Commercial Real Estate
Farm	625	625	204
Hotel
Construction and development	641	543	252
Other	11,951	11,276	2,687
Residential
1-4 Family	1,239	1,137	118
Home Equity	52	51	3
Consumer
Direct	130	130	2
Subtotal — impaired with allowance recorded	15,147	14,258	3,621
With no related allowance recorded
Commercial
Commercial & industrial	1,475	888
Agricultural	—	—
Commercial Real Estate
Farm	1,093	986
Hotel	—	—
Construction and development	2,539	1,487
Other	12,606	9,982		6	6
Residential
1-4 Family	10,787	9,339		2	2
Home Equity	2,804	2,610		2	2
Consumer
Direct	785	776		4	4
Indirect	23	21
Subtotal — impaired with allowance recorded	32,112	26,089		14	14
Total impaired loans	$47,259	$40,347	$3,621	$14	$14

The following table presents the average balance of impaired loans for the quarters ending March 31, 2013 and March 31, 2012, excluding performing troubled debt restructurings as allowed by ASC 310-40.

	Average Balance
	March 31 2013	March 31 2012
Commercial
Commercial & industrial	$1,590	$4,871
Agricultural	—	46
Commercial Real Estate
Farm	1,598	1,010
Hotel	2,984	2,986
Construction and development	2,086	6,099
Other	22,530	26,426
Residential
1-4 Family	11,012	11,979
Home Equity	2,645	2,639
Consumer
Direct	986	1,063
Indirect	19	51
Total	$45,450	$57,170

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012:

December 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded
Commercial
Commercial and industrial	$305	$305	$150
Commercial Real Estate
Farm	922	922	442
Construction and development	742	644	240
Other	9,727	9,419	2,385
Subtotal — impaired with allowance recorded	11,696	11,290	3,217
With no related allowance recorded
Commercial
Commercial & industrial	2,115	1,492		$76	$76
Agricultural	1	—
Commercial Real Estate
Farm	741	663		9	9
Hotel	6,257	5,968
Construction and development	2,685	1,499		108	108
Other	20,047	14,384		129	129
Residential
1-4 Family	13,110	11,548		3	3
Home Equity	2,801	2,627		17	17
Consumer
Direct	1,083	1,066		9	9
Indirect	19	17		7	7
Subtotal — impaired with allowance recorded	48,859	39,264		358	358
Total impaired loans	$60,555	$50,554	$3,217	$358	$358

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2013 and December 31, 2012

	Non-accrual		Past due over 90 days and still accruing
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Commercial
Commercial and industrial	$1,365	$1,777
Agricultural		—
Commercial Real Estate
Farm	1,611	1,584
Hotel		—
Construction and development	1,548	1,657		$565
Other	19,939	17,442	$100
Residential
1-4 Family	9,142	10,392
Home Equity	2,256	2,216
Consumer
Direct	196	366
Indirect	21	17
Total	$36,078	$35,451	$100	$565

The following table presents the aging of the recorded investment in past due loans as of March 31, 2013 by class of loans:

March 31, 2013	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$136,895	$693	$136	$742	$1,571	$135,324
Agricultural	18,091	—	—	—	—	18,091
Commercial Real Estate
Farm	63,971	—	—	1,278	1,278	62,693
Hotel	127,027	—	—	—	—	127,027
Construction and development	27,994	—	—	1,448	1,448	26,546
Other	509,373	703	2,806	10,955	14,464	494,909
Residential
1-4 Family	403,083	5,779	1,269	4,082	11,130	391,953
Home Equity	222,915	703	370	1,475	2,548	220,367
Consumer
Direct	42,032	129	17	125	271	41,761
Indirect	1,939	3	1	4	8	1,931
Total — excludes $5,230 of accrued interest	$1,553,320	$8,010	$4,599	$20,109	$32,718	$1,520,602

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans:

December 31, 2012	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$134,156	$1,421	$311	$1,094	$2,826	$131,330
Agricultural	22,355	—	—	—	—	22,355
Commercial Real Estate
Farm	66,119	158	—	1,417	1,575	64,544
Hotel	131,495	—	—	—	—	131,495
Construction and development	25,208	—	—	2,121	2,121	23,087
Other	507,231	2,516	1,208	10,607	14,331	492,900
Residential
1-4 Family	394,195	7,788	2,605	5,492	15,885	378,310
Home Equity	224,329	1,170	357	1,428	2,955	221,374
Consumer
Direct	45,844	182	49	242	473	45,371
Indirect	2,451	33	12	5	50	2,401
Total — excludes $5,206 of accrued interest	$1,553,383	$13,268	$4,542	$22,406	$40,216	$1,513,167

Troubled Debt Restructurings

During the periods ending March 31, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 60 months to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 14 months.

The troubled debt restructurings increased the allowance for loan losses by $30 and $0 for the three month periods ending March 31, 2013 and 2012 and resulted in charge offs of $0 and $0 during the three month periods ending March 31, 2013 and 2012.  Reserves of $0 in 2013 and $0 in 2012 were provided for these loans in prior quarters.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending March 31, 2013:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
March 31, 2013	Number of Loans	Investment	Investment
Commercial real estate
Other	2	$249	$249
Residential
1-4 Family	3	186	186
Consumer
Direct	1	30	30
Total	6	$465	$465

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending March 31, 2012:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
March 31, 2012	Number of Loans	Investment	Investment
Consumer
Direct	1	$4	$4
Total	1	$4	$4

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three month period ending March 31, 2013:

March 31, 2013	Number of Loans	Recorded Investment
Residential:
1-4 Family	1	$37

Total	1	$37

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three month period ending March 31, 2012:

March 31, 2012	Number of Loans	Recorded Investment
Commercial real estate:
Other	6	$942

Total	6	$942

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $0 and $146 and resulted in charge offs of $0 and $0 during the three month period ending March 31, 2013 and 2012 respectively.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

The Company has allocated $411 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2013. The Company has committed to lend additional amounts totaling $0 to customers with outstanding loans that are classified as troubled debt restructurings.  At December 31, 2012, the comparable numbers were $567 of specific reserves and $0 of commitments.  The total of troubled debt restructurings at March 31, 2013 and December 31, 2012 was $18,820 and $18,932 respectively.  Included in the TDR totals are non-accrual loans of $4,919 and $3,829 at March 31, 2013 and December 31, 2012 respectively.

The terms of certain other loans were modified during the three month period ending March 31, 2013 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of March 31, 2013 of $0. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant

Credit Quality Indicators:

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

As of March 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2013	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$129,488	$4,134	$1,908	$1,365
Agricultural	18,087	—	4	—
Commercial Real Estate
Farm	61,940	420	—	1,611
Hotel	77,272	49,755	—	—
Construction and development	22,484	1,395	2,567	1,548
Other	441,754	29,833	17,847	19,939
Total	$751,025	$85,537	$22,326	$24,463

At December 31, 2012, the risk category of loans by class of loans was as follows:

December 31, 2012	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$119,755	$9,824	$2,800	$1,777
Agricultural	22,350	—	5	—
Commercial Real Estate
Farm	63,294	1,094	147	1,584
Hotel	83,522	47,973	—	—
Construction and development	18,719	1,465	3,367	1,657
Other	439,702	27,621	22,466	17,442
Total	$747,342	$87,977	$28,785	$22,460

Loans not analyzed individually as part of the above described process are classified by delinquency. These loans are primarily residential mortgage and consumer loans. All consumer loans fully or partially secured by 1-4  family residential real estate that are 60-89 days will be classified as Watch. If loans are greater than 90 days past due, they will be classified as Substandard. Consumer loans not secured by 1-4 family residential real estate that are 60-119 days past due will be classified Substandard while loans greater than 119 days will be classified as Loss. As of March 31, 2013 and December 31, 2012, the grading of loans by category of loans is as follows:

March 31, 2013	Performing	Watch	Substandard
Residential
1-4 Family	$397,732	$1,269	$4,082
Home Equity	221,069	371	1,475
Total	$618,801	$1,640	$5,557

December 31, 2012	Performing	Watch	Substandard
Residential
1-4 Family	$386,098	2,605	5,492
Home Equity	222,544	357	1,428
Total	$608,642	$2,962	$6,920

March 31, 2013	Performing	Substandard	Loss
Consumer
Direct	$41,890	$86	$56
Indirect	1,933	1	5
Total	$43,823	$87	$61

December 31, 2012	Performing	Substandard	Loss
Consumer
Direct	$45,553	$195	$96
Indirect	2,434	12	5
Total	$47,987	$207	$101

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned is recorded in other assets on the balance sheet.  Activity in other real estate owned was as follows:

	2013	2012
Beginning Balance — January 1	$6,677	$15,456
Transfer to other real estate owned	967	1,831
Sales — out of other real estate owned	(1,370)	(6,051)
Write-down	(446)	(562)
Ending Balance — March 31	$5,828	$10,674

The value of the sale amount above is the carrying value of the property when it was sold.

Activity in the valuation account for other real estate was as follows:

	2013	2012
Beginning Balance — January 1	$(1,672)	$(2,279)
Impairments during year	(446)	(562)
Recovery on impairments	—	—
Reductions	405	756
Ending Balance — March 31	$(1,713)	$(2,085)

Expenses related to foreclosed assets for the period ending March 31 include:

	2013	2012
Write downs	$446	$562
Losses / (gains) on sales	(150)	(310)
Net loss / (gain)	$296	$252
Operating expenses	92	198

NOTE 6 — DEPOSITS

	March 31, 2013	December 31, 2012

Noninterest-bearing demand	$418,916	$405,167
Interest-bearing demand	829,538	855,049
Savings	498,288	470,265
Certificates of deposit of $100 or more	144,604	149,806
Other certificates and time deposits	291,351	304,767
Total deposits	$2,182,697	$2,185,054

NOTE 7 - EARNINGS PER SHARE

Earnings per common share (EPS) were computed as follows:

	March 31, 2013			March 31, 2012
For the three months ended:	Net Income	Weighted Average Shares	Per Share Amount	Net Income		Weighted Average Shares	Per Share Amount
Basic earnings per common share:
Net income	$3,991	20,316,189		$6,011		20,211,983
Redemption of preferred shares	—			1,242	(1)
Preferred dividends and accretion	(202)			(763)
Net income available to common shareholders	$3,789	20,316,189	$0.19	$6,490		20,211,983	$0.32
Effect of Dilutive stock options		62,465				53,588
Net income available to common shareholders and assumed conversions	$3,789	20,378,654	$0.19	$6,490		20,265,571	$0.32

(1) See Note 10 for additional information on this amount.

Stock options for 257,516 common shares and stock warrants for 571,906 common shares in 2013 and stock options for 251,655 common shares and stock warrants for 571,906 common shares in 2012 were not considered in computing diluted earnings per share because they were antidilutive.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U. S. government agency	$1,390		$1,390
States and municipals	338,409		323,417	14,992
Mortgage-backed securities — residential —Government Sponsored Entity	217,160		217,160
Collateralized mortgage obligations — Government Sponsored Entity	340,959		340,959
Equity securities	4,939	4,689		250
Other securities	3,539		990	2,549
Total investment securities available-for-sale	$906,396	$4,689	$883,916	$17,791

Mortgage banking derivative	$1,375		$1,375

		Fair Value Measurements at December 31, 2012 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U. S. government agency	$1,638		$1,638
States and municipals	337,939		322,469	15,470
Mortgage-backed securities — residential —Government Sponsored Entity	227,055		227,055
Collateralized mortgage obligations — Government Sponsored Entity	327,223		327,223
Equity securities	4,939	4,689		250
Other securities	3,547		990	2,557
Total investment securities available-for-sale	$902,341	$4,689	$879,375	$18,277

Mortgage banking derivative	$2,200		$2,200

There were no transfers between Level 1 and Level 2 during the first quarter of 2013 or 2012.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2013 and 2012:

Three months ended March 31:

States and municipal	2013	2012
Beginning balance, January 1	$15,470	$23,556
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(11)	(8)
Sales	—	(6,907)
Settlements	(467)	(374)
Ending balance, March 31	$14,992	$16,267

Equity securities	2012	2011
Beginning balance, January 1	$250	$750
Total gains or losses (realized / unrealized)
Included in earnings
Other than temporary impairment	—	(500)
Ending balance, March 31	$250	$250

Other securities	2012	2011
Beginning balance, January 1	$2,557	$2,587
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(8)	(8)
Ending balance, March 31	$2,549	$2,579

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2013 Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Commercial and industrial	$140			$140
Farm	421			421
Construction and development	291			291
Other	8,119			8,119
1-4 Family	233			233
Total impaired loans	$9,204			$9,204
Impaired servicing rights	$2,763			$2,763
Other real estate owned/assets held for sale
Construction and development	$1,095			$1,095
Other	348			348
1-4 family	140			140
Total other real estate owned/assets held for sale	$1,583			$1,583

		Fair Value Measurements at December 31, 2012 Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Commercial and industrial	$155			$155
Farm	480			480
Construction and development	404			404
Other	4,936			4,936
Total impaired loans	$5,975			$5,975
Impaired servicing rights	$2,942			$2,942
Other real estate owned/assets held for sale
Construction and development	$1,764			$1,764
Other	803			803
1-4 family	95			95
Total other real estate owned/assets held for sale	$2,662			$2,662

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $12,598, with a valuation allowance of $3,394 at March 31, 2013. The Company recorded a charge of $1,328 to provision expense associated with these loans for the three months ended March 31, 2013. The Company recorded a credit of $17 of provision expense associated with these loans for the three month period ended March 31, 2012. At December 31, 2012, impaired loans had a gross carrying amount of $9,151 with a valuation allowance of $3,176. A breakdown of these loans by portfolio class at March 31, 2013 is as follows:

	Gross Balance	Valuation Allowance	Net
Commercial and industrial	$496	$356	$140
Farm	625	204	421
Construction and development	543	252	291
Other commercial real estate	10,690	2,571	8,119
1-4 Family	244	11	233
Ending Balance	$12,598	$3,394	$9,204

Impaired tranches of servicing rights were carried at a fair value of $2,763, which is made up of the gross outstanding balance of $3,638, net of a valuation allowance of $875. A recovery of $250 was included in 2013 earnings. No charges were included in the first quarter of 2012 earnings.  At December 31, 2012, impaired servicing rights were carried at a fair value of $2,942, resulting in a valuation allowance of $1,125. The gross outstanding balance was $4,067, net of a valuation allowance of $1,125.

Other real estate owned/assets held for sale is evaluated at the time a property is acquired through foreclosure or shortly thereafter. Fair value is based on appraisals by qualified licensed appraisers. At March 31, 2013, other real estate owned was carried at a fair value of $1,583, which is made up of the gross outstanding balance of $2,317, net of a valuation allowance of $734. During the first quarter of 2013, these properties were written down by $134. At December 31, 2012, other real estate/assets held for sale was carried at a fair value of $2,662, which is made up of the gross outstanding balance of $4,334, net of a valuation allowance of $1,672. During the first quarter of 2012, these properties were written down by $669. A breakdown of these properties by portfolio class at March 31, 2013 is as follows:

	Gross Balance	Valuation Allowance	Net
Construction and development	$1,621	$526	$1,095
Other commercial real estate	483	135	348
1-4 Family	213	73	140
Ending Balance	$2,317	$734	$1,583

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012. Impaired commercial, commercial real estate loans, and other real estate owned that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.

March 31, 2013	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired Loans:
Commercial & industrial	$140	Liquidation value of inventory	Management adjustment	15% 15% Avg
Farm real estate	421	Sales comparison approach	Adjustment for differences between comparable sales	40% 40% Avg
Construction and development	291	Sales comparison approach	Adjustment for differences between comparable sales	10%-35% 33% Avg
Other	8,352	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	0%-65% 26% Avg
	$9,204
Other real estate owned:
Construction and development	$1,095	Sales comparison approach	Adjustment for differences between comparable sales.	10%-49% 18% Avg
Other and 1-4 family	488	Sales comparison approach	Adjustment for differences between comparable sales.	10%-65% 29% Avg
	$1,583

Mortgage servicing rights	$2,763	Cash flow analysis	Discount rate	10%

December 31, 2012	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired Loans:
Commercial & industrial	$155	Liquidation value of inventory	Management adjustment	15% 15% Avg
Farm real estate	480	Sales comparison approach	Adjustment for differences between comparable sales	35-40% 37% Avg
Construction and development	404	Sales comparison approach	Adjustment for differences between comparable sales	10%-50% 41% Avg
Other	4,936	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	0%-60% 32% Avg
	$5,975
Other real estate owned:
Construction and development	$1,764	Sales comparison approach	Adjustment for differences between comparable sales.	10%-26% 15% Avg
Other and 1-4 family	898	Sales comparison approach	Adjustment for differences between comparable sales.	2%-35% 17% Avg
	$2,662

Mortgage servicing rights	$2,942	Cash flow analysis	Discount rate	10%

The carrying amounts and estimated fair values of financial instruments, not previously presented, is as follows:

March 31, 1013	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$35,897	31,385	4,512		35,897
Loans including loans held for sale, net	1,549,210		5,094	1,538,992	1,544,086
Restricted stock	15,637				N/A
Interest receivable	9,620		4,390	5,230	9,620
Financial liabilities
Deposits	(2,182,697)	(418,916)	(1,765,306)		(2,184,222)
Other borrowings	(39,479)		(39,479)		(39,479)
FHLB advances	(104,404)		(112,380)		(112,380)
Interest payable	(954)		(954)		(954)
Subordinated debentures	(50,455)		(31,786)		(31,786)

December 31,2012	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$65,650	$58,100	$7,550		$65,650
Loans including loans held for sale, net	1,564,433		17,025	1,538,489	1,555,514
Restricted stock	15,639				N/A
Interest receivable	9,827		4,621	5,206	9,827
Financial liabilities
Deposits	(2,185,054)	(405,167)	(1,780,511)		(2,185,678)
Other borrowings	(34,519)		(34,519)		(34,519)
FHLB advances	(141,052)		(152,018)		(152,018)
Interest payable	(1,195)		(1,195)		(1,195)
Subordinated debentures	(50,418)		(31,763)		(31,763)

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

(b) Restricted Stock

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

The fair values of the Company’s subordinated debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

The fair values of the Company’s Other borrowings are estimated using discounted cash flow analyses based on the current borrowing rates resulting in a Level 2 classification.

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

Actual and required capital amounts and ratios are presented below:

			Required for
	Actual		Adequate Capital		To Be Well Capitalized
March 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$299,513	18.1%	$132,669	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	278,833	16.8	66,334	4.0	N/A	N/A
Tier 1 capital (to average assets)	278,833	10.4	106,953	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	278,743	17.0%	131,469	8.0%	164,336	10.0%
Tier 1 capital (to risk-weighted assets)	258,063	15.7	65,734	4.0	98,602	6.0
Tier 1 capital (to average assets)	258,063	9.7	106,153	4.0	132,691	5.0

			Required for		To Comply with
	Actual		Adequate Capital		Regulatory Agreement
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$296,714	17.8%	$133,549	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	275,707	16.5	66,774	4.0	N/A	N/A
Tier 1 capital (to average assets)	275,707	10.4	106,077	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	283,303	17.2%	132,052	8.0%	165,065	10.0%
Tier 1 capital (to risk-weighted assets)	262,527	15.9	66,026	4.0	99,039	6.0
Tier 1 capital (to average assets)	262,527	9.9	106,077	4.0	132,596	5.0

Management believes as of March 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject to be considered well-capitalized. The holding company is a source of additional financial strength to the Bank with its $14,000 in cash and its ability to downstream additional capital to the Bank.

NOTE 10 — PREFERRED STOCK AND STOCK REPURCHASE

On January 16, 2009, the Company entered into an agreement with the United States Department of Treasury (the “Treasury Department”) as part of the Treasury Department’s Capital Purchase Program. Under this agreement, the Company issued to the Treasury Department 57,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“preferred stock”), having a liquidation amount per share of $1,000, for a total price of $57 million and a warrant to purchase up to 571,906 shares (“warrant shares”) of the Company’s common stock, at an initial per share exercise price of $14.95, for an aggregate purchase price of $8,550.

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

On March 28, 2012, the U.S. Department of the Treasury priced its secondary public offering of 57,000 shares of the Company’s Preferred Stock. The Company successfully bid for the purchase of 21,030 shares of the Preferred Stock for a total purchase price of $19,581, plus accrued and unpaid dividends on the Preferred Stock from and including February 15, 2012 to the settlement date, April 3, 2012. The book value of the preferred stock retired was $20,823. As a result of its successful bid in the offering, the Company retired 21,030 shares of its original sale of 57,000 shares of Preferred Stock on March 29, 2012. The difference between the book value and the bid price of $1,242 was credited to retained earnings.  This $1,242 was not included in the earnings per share calculation in the first quarter of 2012 reporting, but was included in the remaining quarters of 2012 in the total year calculation.  It is included in the first quarter 2013 calculations shown in Note 7.

NOTE 11 — INCOME TAXES

In accordance with ASC 740-270-50-1, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2013 and 2012 based on the current estimate of the effective annual rate.  The effective tax rate for the first quarter of 2013 was 0.2% versus 16.7% for the same period 2012.  The decrease was due to the decrease in pre-tax income in the first quarter of 2013 offset by the same amount of tax exempt interest income and tax credits that were taken in the first quarter of 2012.  Also, there were some expenses in the first quarter 2012 that were non-deductible for tax purposes.

NOTE 12 — ACQUISITIONS

In December, 2012, the Company completed its purchase of a branch in Shelbyville, Kentucky. As of the date of acquisition, the Company acquired $27,000 in loans and $37,000 in deposits. Goodwill of $1,000 and a core deposit intangible of $200 were also recorded in 2012. The Company completed its purchase accounting on this acquisition in the first quarter of 2013 and recorded an additional $432 of goodwill with the offset to time deposits.  The time deposit amount is being amortized over 4 years.

NOTE 13 — BRANCH CLOSURES

In January 2013, the Board of Directors approved the closure of eight branch offices in the following locations effective in the second quarter of 2013: Redkey, Fortville, Cambridge City, Fountain City, Trafalgar, East Enterprise, and Covington, Indiana and Troy, Ohio.  The Company currently operates three offices in Troy, Ohio, but intends to consolidate those offices into two locations.  In total, the eight branches being closed represent approximately $85,000 in deposits.  Included in the first quarter of 2013 operating results are $150 of severance costs, $550 of impairment costs for the affected properties, and $50 of other costs related to the closing of the branches.

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

Forward-Looking Statements

Except for historical information contained herein, the discussion in this report includes certain forward-looking statements based upon management expectations. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The Company disclaims any intent or obligation to update such forward looking statements. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Company’s loan and investment portfolios; the Company’s ability to integrate acquisitions, the impact of our continuing acquisition strategy, and other factors, including the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and in other reports we file from time to time with the Securities and Exchange Commission. The Company intends the forward looking statements set forth herein to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.

Results of Operations

Net income for the first quarter of 2013 was $3,991 compared to net income of $6,011 for the first quarter of 2012. The decrease in net income was primarily attributable to a prepayment penalty on a FHLB advance of $2,239 and an accrual for expenses and asset write-downs related to branch closures of $750.  Diluted earnings per common share for the first quarter of 2013 totaled $0.19, a decrease from the $0.32 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 4.99% for the first quarter of 2013 while return on average assets was 0.59% for the same period, compared to 7.09% and 0.88% respectively, in the first quarter of 2012.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. First quarter net interest income of $22,598 in 2013 was a decrease of 5.0% versus the first quarter of 2012. Average earning assets were flat compared to the first quarter of 2012.  Small increases in loan balances of $14 million and securities of $10 million were offset by a reduction in fed funds sold of $22 million. Also affecting margin was an increase in average demand deposits, NOW accounts, and savings accounts of $144 million which offset a decrease in higher costing CD’s of $93 million.  Net interest margin, on a fully-taxable equivalent basis, was 4.00% for the first quarter of 2013, a 17 basis point decrease compared to 4.17% for the same period a year ago and three basis points lower on a linked quarter basis.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

First quarter non-interest income for 2013 was $10,265 compared to $9,822 for the first quarter of 2012.  Contributing to the increase of $443 was an increase in trust and investment product fees of $207, service charges (primarily overdraft fees) of $110, and no impairment loss taken on an investment security in 2012.  The acquisition of two brokerage firms in late 2012 was the primary reason for the increase in brokerage fee income.  Continued organic growth in deposit accounts has resulted in higher fee income.  One security was deemed to be impaired in the first quarter of 2012 and was written down $500. Offsetting these increases was a decrease in securities gains of $143 and other income of $117.  The primary cause of the other income decrease was the write-down of the book value of eight branches that the Board of Directors voted to close effective in the second quarter of 2013 versus the six branches that the Board of Directors voted to close in the first quarter of 2012. (See Note 13 in the Notes to the Consolidated Financial Statements.)

Non-interest Expense

The Company’s non-interest expense was $27,128 for the first quarter of 2013, compared to $23,281 for the same period in 2012.  The primary increases were in employee costs of $1,262, equipment costs of $271, consultant expenses of $325, and a prepayment penalty on a FHLB advance of $2,239, offset by reductions in FDIC assessments of $471 and other expenses of $253.  The increase in employee costs and equipment costs is a result of the investment in new branches and markets in the latter half of 2012.  The reduction in FDIC expenses related to an improvement in the Company’s risk ratings used to compute its premium. Other expenses decreased due to the expenses related to the Treasury’s auction of its Series A Preferred Stock in the Company in the first quarter of 2012. The Company’s efficiency ratio was 78.4% for the first quarter of 2013 compared to 65.8% for the same period a year ago.

Income Taxes

The effective tax rate for the first quarter of 2013 was 0.2% versus 16.7% for the same period 2012.  The decrease was due to the decrease in pre-tax income in the first quarter of 2013 offset by the same amount of tax exempt interest income and tax credits that were taken in the first quarter of 2012.  Also, there were some expenses in the first quarter 2012 that were non-deductible for tax purposes.

Financial Condition

Total assets at March 31, 2013 were $2,732,609, a slight decrease from total assets of $2,769,288 as of December 31, 2012.  The largest decrease was in cash and cash equivalents of $29,753.  Average earning assets represented 89.3% of average total assets for the first three months of 2013 and 89.9% for the same period in 2012. Average loans represented 71.7% of average deposits in the first three months of 2013 and 72.5% for the comparable period in 2012.  Average loans as a percent of average assets were 56.7% and 56.5% for the three month periods ended March 31, 2013 and 2012 respectively.

While deposits remained flat at March 31, 2013 compared to December 31, 2012, noninterest bearing deposits and savings deposits increased $42 million and were offset by a reduction of $19 million in higher-priced CD balances.

Shareholders’ equity was $323 million on March 31, 2013 compared to $324 million on December 31, 2012.  Book value (shareholders’ equity) per common share was $15.14 at March 31, 2013 versus $15.21 at year-end 2012. Accumulated other comprehensive income increased book value per share by $1.07 at March 31, 2013 and increased book value per share by $1.27 at December 31, 2012.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.

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

Total loans (excluding loans held for sale) were basically flat from year end 2012.  The Company is experiencing improving overall demand across all segments.  Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 25.9% of total loans at March 31, 2013 and 25.4% at December 31, 2012. On March 31, 2013, the Company had $5,094 of residential real estate loans held for sale, which was a decrease from the year-end balance of $17,025. The Company generally retains the servicing rights on mortgages sold.

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

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Amount	$40,454	$51,118	$50,698	$54,944	$52,677
Percent of loans	2.60%	3.29%	3.31%	3.55%	3.44%

The reduction of $11 million from year end was primarily due to the transfer to performing status of five credits totaling $10 million taken in the first three months of 2013.  The five credits taken out of non performing TDR status were loans that were restructured into A/B notes during mid 2012.  The new restructured notes have made timely payments since the restructuring so they were removed from non performing TDR status at March 31, 2013.  Of the $40,454 of non-performing loans at March 31, 2013, $14,258 had a specific reserve allocated of $3,621.

A reconciliation of the non-performing assets for the first quarter of 2013 and 2012 is as follows:

	2013	2012
Beginning Balance - NPA - January 1,	$57,795	$80,732
Non-accrual
Add: New non-accruals	7,778	9,764
Less: To accrual/payoff/restructured	(3,951)	(2,158)
Less: To OREO	(967)	(1,831)
Less: Charge offs	(2,233)	(4,448)
Increase/(Decrease): Non-accrual loans	627	1,327
Other Real Estate Owned (OREO)
Add: New OREO properties	967	1,831
Less: OREO sold	(1,370)	(6,051)
Less: OREO losses (write-downs)	(446)	(562)
Increase/(Decrease): OREO	(849)	(4,782)
Increase/(Decrease): Repossessions	14	(79)
Increase/(Decrease): 90 Days Delinquent	(465)	(2,998)
Increase/(Decrease): TDR’s	(10,826)	(10,849)
Total NPA change	(11,499)	(17,381)
Ending Balance - NPA - March 31	$46,296	$63,351

At March 31, 2013, only three of the non-accrual loan balances were greater than $1,000 compared to one loan balance greater than $1,000 at December 31, 2012. These loans are primarily real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses. In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate, other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection. The Company reviews each relationship before it grants the concession to insure the creditor can comply with the new terms. To date, most of the concessions have been extensions of maturity dates.

The Company continued to see a reduction in its Special Mention and Substandard Loans in the first quarter of 2013.  These loans decreased $9 million from the end of 2012.  The loans upgraded were the result of overall improvement in the underlying fundamentals of the credit.

The provision for loan losses was $1,734 in the first quarter of 2012 compared to $3,100 for the same period in 2012 and $2,250 for the fourth quarter of 2012. The decrease in provision expense from 2012 was primarily due to the relative stabilization in the amount of non-performing and watch list loans in the aggregate.  The amount of new non-accrual loans in the first quarter of 2013 was approximately $2 million higher than the fourth quarter of 2012.

Net charge-offs were $2,233 for the first quarter of 2013 compared to $4,448 for the same period a year ago.  One third of the Company’s charge-offs for the first three months of 2013 were related to 5 commercial credits.  These charge-offs were fully reserved for in prior quarters.  All other charge-offs were smaller dollar amounts.

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The allowance for loan losses as of March 31, 2013 was considered adequate by management.  The allowance for loan losses was $31,728 as of March 31, 2013 and represented 2.04% of total outstanding loans compared to $32,227 as of December 31, 2012 or 2.07% of total outstanding loans.  The slight decrease in the percentage was due to an improvement in nonperforming assets for the quarter.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of March 31, 2013, the Company had $906,396 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $33,414 was recorded to adjust the AFS portfolio to current market value at March 31, 2013, compared to an unrealized pre-tax gain of $39,582 at December 31, 2012. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future and the decline in fair value is largely due to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 88.5% and 86.7% of total average earning assets for the three-month periods ending March 31, 2013 and 2012. Total interest-bearing deposits averaged 81.4% and 85.0% of average total deposits for the three-month periods ending March 31, 2013 and 2012, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $104,404 outstanding at March 31, 2013. These advances have interest rates ranging from 1.04% to 4.76%.  All of the current advances were originally long-term advances with approximately $15,000 maturing in 2013, $15,000 maturing in 2016, and $74,000 maturing in 2017 and beyond.

Capital Resources

Total shareholders’ equity was $322,673 at March 31, 2013, which was a decrease of $1,078 compared to the $323,751 of shareholders’ equity at December 31, 2012. The decrease in shareholders’ equity was primarily attributable to the Company’s other comprehensive loss of $4,009 and preferred and common dividends of $189 and $1,220 respectively, offset by net income of $3,991 for the first three months of 2013.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At March 31, 2013, Tier 1 capital to total average assets was 10.4%. Tier 1 capital to risk-adjusted assets was 16.8%. Total capital to risk-adjusted assets was 18.1%. All three ratios exceed all required ratios established for bank holding companies.  Risk-adjusted capital levels of the Bank exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.06 per share in the first quarter of 2013 versus $0.01 per share for the first quarter of 2012.  The Company has increased its common dividend in the last few quarters as it has reduced its preferred dividend requirement and its credit metrics have continued to improve.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 82.5% of total earning assets for the three months ended March 31, 2013 and 80.0% for the same period in 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2013 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

Other than as set forth above, there have been no material changes to the risk factors disclosed in the Corporation’s Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 14, 2013.

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

101

The following financial statements and notes from the MainSource Financial Group Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i)  Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the condensed consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSOURCE FINANCIAL GROUP, INC.

May 9, 2013

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

May 9, 2013

/s/ James M. Anderson
James M. Anderson
Senior Vice President & Chief Financial Officer