Form 10-Q
period 2013-06-30
MAINSOURCE FINANCIAL GROUP
filed 2013-08-08
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

As of August 8, 2013 there were outstanding 20,403,933 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except share data)

Item 1.  Financial Statements

	(Unaudited)
	June 30	December 31,
	2013	2012
Assets
Cash and due from banks	$49,622	$58,100
Money market funds and federal funds sold	7,386	7,550
Cash and cash equivalents	57,008	65,650
Securities available for sale	886,908	902,341
Loans held for sale	12,003	17,025
Loans, net of allowance for loan losses of $28,002 and $32,227	1,555,279	1,521,156
Restricted stock, at cost	15,630	15,639
Premises and equipment, net	55,488	54,101
Goodwill	64,379	63,947
Purchased intangible assets	6,035	6,993
Cash surrender value of life insurance	60,606	59,410
Interest receivable and other assets	57,719	63,026
Total assets	$2,771,055	$2,769,288

Liabilities
Deposits
Noninterest bearing	$421,950	$405,167
Interest bearing	1,761,767	1,779,887
Total deposits	2,183,717	2,185,054
Other borrowings	33,597	34,519
Federal Home Loan Bank (FHLB) advances	166,365	141,052
Subordinated debentures	50,493	50,418
Other liabilities	22,317	34,494
Total liabilities	$2,456,489	$2,445,537

Shareholders’ equity
Preferred stock, no par value: Authorized shares - 400,000; Issued shares - 57,000 Outstanding shares — 15,100 Aggregate liquidation preference — $15,100	14,945	14,918
Common stock $.50 stated value: Authorized shares - 100,000,000 Issued shares — 20,928,007 and 20,859,027 Outstanding shares — 20,391,433 and 20,304,525	10,483	10,450
Treasury stock — 536,574 and 554,502 at cost	(8,714)	(9,043)
Additional paid-in capital	224,358	224,096
Retained earnings	66,069	57,602
Accumulated other comprehensive income	7,425	25,728
Total shareholders’ equity	314,566	323,751
Total liabilities and shareholders’ equity	$2,771,055	$2,769,288

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share data)

	(unaudited)		(unaudited)
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Interest income
Loans, including fees	$19,128	$21,332	$38,615	$42,752
Securities	5,886	6,275	11,694	12,729
Other interest income	22	71	43	106
Total interest income	25,036	27,678	50,352	55,587
Interest expense
Deposits	1,275	2,040	2,633	4,275
Federal Home Loan Bank advances	776	1,404	1,691	2,805
Subordinated debentures	434	456	863	922
Other borrowings	16	28	32	57
Total interest expense	2,501	3,928	5,219	8,059
Net interest income	22,535	23,750	45,133	47,528
Provision for loan losses	1,000	2,500	2,734	5,600
Net interest income after provision for loan losses	21,535	21,250	42,399	41,928
Non-interest income
Mortgage banking	1,914	2,099	3,943	4,214
Trust and investment product fees	1,269	908	2,304	1,736
Service charges on deposit accounts	5,124	4,910	9,610	9,286
Net realized gains/(loss) on securities (includes ($11) and $833 accumulated other comprehensive income (AOCI) reclassifications for unrealized net gains/(losses) on available-for-sale securities in 2013)	(11)	48	833	1,035
Other-than-temporary loss
Total impairment loss	—	—	—	(500)
Loss recognized in other comprehensive income	—	—	—	—
Net impairment loss recognized in earnings	—	—	—	(500)
Increase in cash surrender value of life insurance	350	280	692	567
Interchange income	1,902	1,732	3,513	3,382
Gain/(loss) on sale and write-down of OREO	(22)	39	(318)	(213)
Other income	835	727	1,049	1,058
Total non-interest income	11,361	10,743	21,626	20,565
Non-interest expense
Salaries and employee benefits	12,799	12,535	26,317	24,791
Net occupancy	1,718	1,684	3,578	3,346
Equipment	2,440	2,159	4,795	4,243
Intangibles amortization	478	448	958	900
Telecommunications	450	432	906	837
Stationery printing and supplies	262	355	636	672
FDIC assessment	467	512	904	1,420
Marketing	964	994	2,009	1,942
Collection expense	859	968	1,809	2,017
Prepayment penalty on FHLB advance	—	—	2,239	—
Consultant expense	375	250	750	250
Interchange expense	464	414	913	721
Other expenses	2,579	2,691	5,169	5,584
Total non-interest expense	23,855	23,442	50,983	46,723
Income before income tax	9,041	8,551	13,042	15,770
Income tax expense (includes ($4) and $292 income tax expense from AOCI reclassification items in 2013)	1,717	1,569	1,727	2,777
Net income	$7,324	$6,982	$11,315	$12,993
Redemption of preferred stock	—	60	—	1,302
Preferred dividends and discount accretion	(203)	(473)	(405)	(1,236)
Net income available to common shareholders	$7,121	$6,569	$10,910	$13,059

Cash dividends declared per common share	$0.06	$0.01	$0.12	$0.02
Net income per common share — basic	$0.35	$0.32	$0.54	$0.65
Net income per common share — diluted	$0.35	$0.32	$0.53	$0.64

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in thousands)

	(unaudited)		(unaudited)
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$7,324	$6,982	$11,315	$12,993
Other comprehensive income:
Unrealized holding gains/(losses) on securities available for sale	(22,003)	4,393	(27,327)	4,821
Reclassification adjustment for (gains)/losses on securities available for sale included in net income	11	(48)	(833)	(1,035)
Reclassification adjustment for other than temporary impairment on securities available for sale included in net income	—	—	—	500
Tax effect	7,698	(1,521)	9,857	(1,501)
Other comprehensive income/(loss)	(14,294)	2,824	(18,303)	2,785
Comprehensive income/(loss)	$(6,970)	$9,806	$(6,988)	$15,778

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	(unaudited)
	Six Months ended June 30,
	2013	2012
Operating Activities
Net income	$11,315	$12,993
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,734	5,600
Depreciation expense	2,795	2,730
Securities amortization, net	1,878	2,187
Stock based compensation expense	325	177
Stock portion of director retainer fee expense	187	167
Amortization of purchased intangible assets	958	900
Amortization of mortgage servicing rights	926	933
Earnings on cash surrender value of life insurance policies	(692)	(567)
(Recovery)/additional impairment of valuation allowance on mortgage servicing rights	(425)	226
Prepayment penalty on FHLB advance	2,239	—
Securities gains, net of impairment	(833)	(535)
Loss on sale and write-down of OREO	318	213
Gain on loans sold	(3,535)	(2,703)
Loans originated for sale	(139,789)	(99,336)
Proceeds from loan sales	148,346	107,781
Change in other assets and liabilities	1,067	(308)
Net cash provided by operating activities	27,814	30,458

Investing Activities
Purchases of securities available for sale	(164,209)	(93,938)
Proceeds from calls, maturities, and payments on securities available for sale	72,083	55,739
Proceeds from sales of securities available for sale	78,354	20,886
Proceeds from sale of OREO	3,264	8,362
Loan originations and payment, net	(38,945)	(22,277)
Purchases of premises and equipment	(4,182)	(1,818)
Purchase of life insurance policies	(504)	—
Proceeds from redemption of restricted stock	9	11
Net cash used by investing activities	(54,130)	(33,035)

Financing Activities
Net change in deposits	(1,769)	25,196
Net change in other borrowings	(922)	(1,361)
Repayment of FHLB advances	(166,926)	(5,277)
Proceeds from FHLB advances	190,000	—
Purchase of treasury shares	(204)	—
Proceeds from exercise of stock options	316	66
Repurchase of preferred stock	—	(21,324)
Cash dividends on preferred stock	(378)	(1,154)
Cash dividends on common stock	(2,443)	(405)
Net cash provided/(used) by financing activities	17,674	(4,259)
Net change in cash and cash equivalents	(8,642)	(6,836)
Cash and cash equivalents, beginning of year	65,650	109,148
Cash and cash equivalents, end of period	$57,008	$102,312

Supplemental cash flow information
Interest paid	$5,508	$8,433
Income tax paid	1,380	1,970
Supplemental non cash disclosure
Loan balances transferred to foreclosed real estate	$2,088	$2,856

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

Adoption of New Accounting Standards

In July, 2013, the FASB issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.This standard applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  MSFG has no unrecognized tax positions as of June 30, 2013.  The effect of adopting this standard should not have a material effect on the Company’s operating results or financial condition.

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

The following table summarizes stock option activity:

	Six Months Ended June 30, 2013
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	433,132	$13.06
Granted	52,283	13.66
Exercised	(32,724)	9.22
Forfeited or expired	(39,252)	12.71
Outstanding, period end	413,439	$13.47
Options exercisable at period end	280,646	$14.12
Fully vested and expected to vest	401,190	$13.50

The following table details stock options outstanding:

	June 30, 2013	December 31, 2012
Stock options vested and currently exercisable:
Number	280,646	344,722
Weighted average exercise price	$14.12	$13.53
Aggregate intrinsic value	$743	$826
Weighted average remaining life (in years)	4.0	4.1

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date for those options where the exercise price is less than the market price. The Company recorded $36 and $72 in stock compensation expense during the three and six month period ended June 30, 2013 and $31 and $48 in stock compensation expense during the three and six month period ended June 30, 2012 to salaries and employee benefits. There were 2,500 options granted in the first quarter of 2013 and 49,783 options granted in the second quarter of 2013.  In order to calculate the fair value of the options granted in 2013, the following weighted-average assumptions were used as of the grant dates:  risk free interest rate of 1.25%, expected option life 7.0 years, expected price volatility 34.5%, and dividend yield of 1.76%.  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2013 and beyond is estimated as follows:

Year	(in thousands)
July 2013 - December 2013	$98
2014	163
2015	158
2016	59

During the second quarters of 2012 and 2013, the Compensation Committee of the Board of Directors of the Company granted restricted stock awards in lieu of cash awards to certain executive officers pursuant to the Company’s annual performance-based incentive bonus plan.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date.  The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date, April 10, 2013 ($13.67) and April 25, 2012 ($11.85) .  The stock awards vest as follows — 80% on the second anniversary of the date of grant and 20% on the third anniversary of the date of grant.  A total of 10,792 shares of common stock of the Company were granted in 2013 and 48,061 shares of common stock were granted in 2012.

Also in 2013, the Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers and other employees pursuant to the Company’s annual performance-based incentive stock plan.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date.  The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date, April 10, 2013 ($13.67).  The stock awards vest as follows — 100% on the third anniversary of the date of grant.  A total of 24,888 shares of common stock of the Company were granted in 2013.

Total compensation expense for the restricted stock grants was $141 and $246 for the three and six month periods ended June 30, 2013.  The compensation expense for the three and six month periods ended June 30, 2012 was $94 and $129.

A summary of changes in the Company’s nonvested shares for the first six months of 2013 follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2013	94,305	10.79

Granted	35,680	$13.67

Vested	36,993	10.68

Forfeited	0	0

Nonvested at June 30, 2013	92,992	$12.90

As of June 30, 2013, there were $998 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the 2007 Plan that will be recognized over the remaining vesting period of approximately 1.7 years.

During the second quarter of 2011, members of the Board of Directors of the Company were given the option of having their retainer paid in cash, Company stock, or a combination of cash and stock.  The retainer was paid quarterly, on May 1, August 1, and November 1, 2011, and February 1, 2012, for all directors serving on the Board on those dates.  During the second quarter of 2012, members of the Board of Directors of the Company were also given the option of having their retainer paid in cash, Company stock, or a combination of cash and stock.  The retainer was paid quarterly on May 1, August 1, and November 1, 2012, and February 1, 2013, for all directors serving on the Board on those dates.  Beginning in the second quarter of 2013, members of the Board of Directors will receive their retainer in Company stock, paid quarterly on May 1, August 1, and November 1, 2013, and February 1, 2014, for all directors serving on the Board on those dates.  For all awards, other expense is recognized over the three month period of the awards based on the fair value of the stock at the issue dates.  The value of the quarterly awards paid in stock was determined by multiplying the award amount by the average closing price of a share of Company common stock on the five trading days prior to the issuance of the stock.  The shares issued vest immediately. Shares awarded by quarter were as follows:

Quarter	Year	Shares	Price Per Share
1Q	2012	8,750	$9.29
2Q	2012	7,200	$11.83
3Q	2012	7,200	$11.58
4Q	2012	7,200	$12.25
1Q	2013	7,200	$13.38
2Q	2013	6,525	$13.79

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of June 30, 2013
Available for Sale
U. S. government agency	$1,117	$16	$—	$1,133
State and municipal	316,574	15,311	(1,722)	330,163
Mortgage-backed securities-residential (GSEs)	196,151	3,633	(2,822)	196,962
Collateralized mortgage obligations (GSEs)	353,162	2,097	(5,080)	350,179
Equity securities	4,939	—	—	4,939
Other securities	3,543	—	(11)	3,532
Total available for sale	$875,486	$21,057	$(9,635)	$886,908

As of December 31, 2012
Available for Sale
U. S. government agency	$1,600	$38	$—	$1,638
State and municipal	310,552	27,484	(97)	337,939
Mortgage-backed securities-residential (GSEs)	219,352	7,711	(8)	227,055
Collateralized mortgage obligations (GSEs)	322,758	4,604	(139)	$327,223
Equity securities	4,939	—	—	4,939
Other securities	3,558	—	(11)	3,547
Total available for sale	$862,759	$39,837	$(255)	$902,341

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity or with no maturity are shown separately.

	Available for Sale
June 30, 2013	Amortized Cost	Fair Value
Within one year	$12,002	$12,221
One through five years	54,074	56,210
Six through ten years	104,320	108,391
After ten years	150,838	158,006
Mortgage-backed securities-residential (Government Sponsored Entity)	196,151	196,962
Collateralized mortgage obligations (Government Sponsored Entity)	353,162	350,179
Equity securities	4,939	4,939
Total available for sale securities	$875,486	$886,908

Proceeds from sales of securities available for sale were $78,354 and $20,886 for the six months ended June 30, 2013 and 2012, respectively. Gross gains of $910 and $1,070 and gross losses of $77 and $35 were realized on these sales during 2013 and 2012, respectively.  In addition to the gross gains and losses from sales, there was a $500 impairment loss recognized on one investment during the first quarter of 2012, reducing its cost basis to $250 before and after the charge.  The charge established a new cost basis.  This amount is shown as an impairment loss on the income statement.

Proceeds from sales of securities available for sale were $964 and $930 for the three months ended June 30, 2013 and 2012, respectively.  Gross gains of $11 and $48 and gross losses of $22 and $0 were realized on these sales during 2013 and 2012, respectively.

Below is a summary of securities with unrealized losses as of June 30, 2013 and December 31, 2012 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
June 30, 2013 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$29,662	$(1,722)	$—	$—	$29,662	$(1,722)
Mortgage-backed securities-residential (GSE’s)	91,405	(2,822)	—	—	91,405	(2,822)
Collateralized mortgage obligations (GSE’s)	190,827	(5,080)	—	—	190,827	(5,080)
Other securities	990	(11)	—	—	990	(11)
Total temporarily impaired	$312,884	$(9,635)	$—	$—	$312,884	$(9,635)

	Less than 12 months		12 months or longer		Total
December 31, 2012 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$6,646	$(97)	$—	$—	$6,646	$(97)
Mortgage-backed securities-residential (GSE’s)	12,766	(8)	—	—	12,766	(8)
Collateralized mortgage obligations (GSE’s)	32,330	(139)	—	—	32,330	(139)
Other securities	990	(11)	—	—	990	(11)
Total temporarily impaired	$52,732	$(255)	$—	$—	$52,732	$(255)

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

As of June 30, 2013, the Company’s securities portfolio consisted of 1,016 securities, 143 of which were in an unrealized loss position.  Unrealized losses on state and municipal securities of $1,722 have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The Company monitors the financial condition of these issuers. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

At June 30, 2013, almost all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value of approximately $2,822 is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

The Company’s collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations with a market value of $350,179 which had unrealized losses of approximately $5,080 at June 30, 2013. Some of these losses were the result of a small increase in loan rates during the second quarter.  The Company monitors to insure it has adequate credit support and as of June 30, 2013, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. All securities are investment grade.

The unrealized losses on other securities are related to one single issue trust preferred security and have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the security before its anticipated recovery. The Company performs a quarterly review of this security and based on this review, no evidence of adverse changes in expected cash flows is anticipated. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not the expected cash flows of the individual security. Currently, the issuer has made all contractual payments and given no indication that it will not be able to make them into the future. The fair value of this debt security is expected to recover as the security approaches its maturity date. As of June 30, 2013, the fair value of the security was $990 with an unrealized loss of $11.

NOTE 4 - LOANS AND ALLOWANCE

Loans were as follows:

	June 30, 2013	December 31, 2012
Commercial
Commercial and industrial	$141,595	$134,156
Agricultural	23,955	22,355
Commercial Real Estate
Farm	69,550	66,119
Hotel	122,875	131,495
Construction and development	30,380	25,208
Other	511,002	507,231
Residential
1-4 family	406,961	394,195
Home equity	231,688	224,329
Consumer
Direct	43,691	45,844
Indirect	1,584	2,451
Total loans	1,583,281	1,553,383
Allowance for loan losses	(28,002)	(32,227)
Net loans	$1,555,279	$1,521,156

Activity in the allowance for loan losses for the six months ended June 30, 2013 and 2012 and the recorded investment of loans and allowances by portfolio segment and impairment method as of June 30, 2013 and December 31, 2012 were as follows:

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2013	$3,894	$24,157	$3,180	$996	$32,227
Provision charged to expense	487	331	1,371	545	2,734
Losses charged off	(967)	(4,686)	(1,319)	(1,500)	(8,472)
Recoveries	221	306	227	759	1,513
Balance, June 30, 2013	$3,635	$20,108	$3,459	$800	$28,002

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2012	$5,562	$30,476	$2,972	$879	$39,889
Provision charged to expense	(795)	4,091	1,709	595	5,600
Losses charged off	(277)	(6,089)	(1,832)	(1,506)	(9,704)
Recoveries	455	1,102	126	821	2,504
Balance, June 30, 2012	$4,945	$29,580	$2,975	$789	$38,289

As of June 30, 2013
Ending Balance individually evaluated for impairment	$280	$1,359	$108	$2	$1,749
Ending Balance collectively evaluated for impairment	3,355	18,749	3,351	798	26,253
Total ending allowance balance	$3,635	$20,108	$3,459	$800	$28,002
Loans
Ending Balance individually evaluated for impairment	$981	$28,189	$12,679	$903	$42,752
Ending Balance collectively evaluated for impairment	164,569	705,618	625,970	44,372	1,540,529
Total ending loan balance excludes $5,222 of accrued interest	$165,550	$733,807	$638,649	$45,275	$1,583,281

As of December 31, 2012	Commercial	Commercial Real Estate	Residential	Consumer	Total
Ending Balance individually evaluated for impairment	$150	$3,067	$—	$—	$3,217
Ending Balance collectively evaluated for impairment	3,744	21,090	3,180	996	29,010
Total ending allowance balance	$3,894	$24,157	$3,180	$996	$32,227

Loans
Ending Balance individually evaluated for impairment	$1,797	$33,499	$14,175	$1,083	$50,554
Ending Balance collectively evaluated for impairment	154,714	696,554	604,349	47,212	1,502,829
Total ending loan balance excludes $5,206 of accrued interest	$156,511	$730,053	$618,524	$48,295	$1,553,383

The recorded investment in loans excludes accrued interest receivable due to immateriality.

Activity in the allowance for the loan losses by portfolio segment for the three months ended June 30, 2013 and June 30, 2012 was as follows:

As of June 30, 2013	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, April 1	$4,279	$23,238	$3,263	$948	$31,728
Provision charged to expense	(38)	93	740	205	1,000
Losses charged off	(696)	(3,478)	(621)	(681)	(5,476)
Recoveries	90	255	77	328	750
Balance, June 30	$3,635	$20,108	$3,459	$800	$28,002

As of June 30, 2012	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, April 1	$5,331	$30,240	$2,012	$958	$38,541
Provision charged to expense	(577)	1,198	1,527	352	2,500
Losses charged off	(97)	(2,181)	(618)	(887)	(3,783)
Recoveries	288	323	54	366	1,031
Balance, June 30	$4,945	$29,580	$2,975	$789	$38,289

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2013.  Performing troubled debt restructurings totaling $7,699 were excluded as allowed by ASC 310-40.

June 30, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded
Commercial
Commercial and industrial	$556	$539	$280
Commercial Real Estate
Farm	76	76	22
Hotel
Construction and development	860	778	174
Other	9,347	8,396	1,163
Residential
1-4 Family	1,102	997	105
Home Equity	51	51	3
Consumer
Direct	129	129	2
Subtotal — impaired with allowance recorded	12,121	10,966	1,749
With no related allowance recorded
Commercial
Commercial & industrial	1,025	442		$23	$23
Agricultural	—	—		—	—
Commercial Real Estate
Farm	1,462	1,186		34	34
Hotel	—	—		—	—
Construction and development	2,105	642		2	2
Other	12,442	9,412		299	299
Residential
1-4 Family	10,352	9,125		243	243
Home Equity	2,820	2,506		44	44
Consumer
Direct	786	761		20	20
Indirect	14	13		—	—
Subtotal — impaired with allowance recorded	31,006	24,087		665	665
Total impaired loans	$43,127	$35,053	$1,749	$665	$665

The following table presents the average balance of impaired loans for the quarters ending June 30, 2013 and June 30, 2012, excluding performing troubled debt restructurings as allowed by ASC 310-40.

At June 30, 2013	Three Month Average Balance	Six Month Average Balance
Commercial
Commercial & industrial	$1,183	$1,387
Agricultural
Commercial Real Estate
Farm	1,437	1,486
Hotel		1,989
Construction and development	1,725	1,864
Other	19,529	20,953
Residential
1-4 Family	10,285	10,706
Home Equity	2,613	2,617
Consumer
Direct	899	955
Indirect	17	17
Total	$37,688	$41,974

At June 30, 2012	Three Month Average Balance	Six Month Average Balance
Commercial
Commercial & industrial	$4,999	$5,028
Agricultural	28	38
Commercial Real Estate
Farm	1,048	1,038
Hotel	102	1,991
Construction and development	4,828	5,657
Other	26,591	26,743
Residential
1-4 Family	12,055	12,052
Home Equity	2,939	2,785
Consumer
Direct	1,043	1,056
Indirect	61	52
Total	$53,694	$56,440

The following table presents loans individually evaluated for impairment by class of loans at December 31, 2012:

December 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded
Commercial
Commercial and industrial	$305	$305	$150
Commercial Real Estate
Farm	922	922	442
Construction and development	742	644	240
Other	9,727	9,419	2,385
Subtotal — impaired with allowance recorded	11,696	11,290	3,217
With no related allowance recorded
Commercial
Commercial & industrial	2,115	1,492		$76	$76
Agricultural	1	—
Commercial Real Estate
Farm	741	663		9	9
Hotel	6,257	5,968
Construction and development	2,685	1,499		108	108
Other	20,047	14,384		129	129
Residential
1-4 Family	13,110	11,548		3	3
Home Equity	2,801	2,627		17	17
Consumer
Direct	1,083	1,066		9	9
Indirect	19	17		7	7
Subtotal — impaired with allowance recorded	48,859	39,264		358	358
Total impaired loans	$60,555	$50,554	$3,217	$358	$358

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2013 and December 31, 2012

	Non-accrual		Past due over 90 days and still accruing
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Commercial
Commercial and industrial	$582	$1,777
Agricultural
Commercial Real Estate
Farm	1,262	1,584
Hotel
Construction and development	947	1,657		$565
Other	16,494	17,442
Residential
1-4 Family	8,851	10,392	$372
Home Equity	2,136	2,216
Consumer
Direct	224	366
Indirect	13	17
Total	$30,509	$35,451	$372	$565

The following table presents the aging of the recorded investment in past due loans as of June 30, 2013 by class of loans:

June 30, 2013	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$141,595	$56	$—	$85	$141	$141,454
Agricultural	23,955	—	—	—	—	23,955
Commercial Real Estate
Farm	69,550	—	—	1,140	1,140	68,410
Hotel	122,875	—	—	—	—	122,875
Construction and development	30,380	—	89	858	947	29,433
Other	511,002	478	812	9,910	11,200	499,802
Residential
1-4 Family	406,961	2,232	1,103	5,013	8,348	398,613
Home Equity	231,688	795	310	1,392	2,497	229,191
Consumer
Direct	43,691	84	63	137	284	43,407
Indirect	1,584	7	—	11	18	1,566
Total — excludes $5,222 of accrued interest	$1,583,281	$3,652	$2,377	$18,546	$24,575	$1,558,706

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans:

December 31, 2012	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$134,156	$1,421	$311	$1,094	$2,826	$131,330
Agricultural	22,355	—	—	—	—	22,355
Commercial Real Estate
Farm	66,119	158	—	1,417	1,575	64,544
Hotel	131,495	—	—	—	—	131,495
Construction and development	25,208	—	—	2,121	2,121	23,087
Other	507,231	2,516	1,208	10,607	14,331	492,900
Residential
1-4 Family	394,195	7,788	2,605	5,492	15,885	378,310
Home Equity	224,329	1,170	357	1,428	2,955	221,374
Consumer
Direct	45,844	182	49	242	473	45,371
Indirect	2,451	33	12	5	50	2,401
Total — excludes $5,206 of accrued interest	$1,553,383	$13,268	$4,542	$22,406	$40,216	$1,513,167

Troubled Debt Restructurings

During the period ending June 30, 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 60 months to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 14 months.

The troubled debt restructurings did not increase the allowance for loan losses for either of the three month periods ending June 30, 2013 and 2012 and $30 and $0 for the six months period ending June 30, 2013 and 2012.  These troubled debt restructuring resulted in charge offs of $38 and $15 during the three month periods ending June 30, 2013 and 2012 and $420 and $2,399 during the six month period ending June 30, 2013 and 2012.  Reserves of $0 and $0 for the three and six month periods in 2013 and $217 in $1,768 for the three and six month periods in 2012 were provided for these loans in prior quarters.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending June 30, 2013:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
June 30, 2013	Number of Loans	Investment	Investment
Commercial
Commercial and industrial	1	$28	$28
Commercial real estate
Other	1	95	95
Residential
1-4 Family	2	75	75
Home Equity	1	20	20
Total	5	$218	$218

The following table presents loans by class modified as troubled debt restructurings that occurred during the six month period ending June 30, 2013:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Loans	Investment	Investment
Commercial
Commercial and industrial	1	$28	$28
Commercial real estate
Other real estate	3	344	344
Residential
1-4 Family	5	261	261
Home Equity	1	20	20
Consumer
Direct	1	30	30
Total	11	$683	$683

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending June 30, 2012:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
June 30, 2012	Number of Loans	Investment	Investment
Residential
Home Equity	1	$70	$70
Total	1	$70	$70

The following table presents loans by class modified as troubled debt restructurings that occurred during the six month period ending June 30, 2012:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Loans	Investment	Investment
Residential
Home Equity	1	$70	$70
Consumer
Direct	1	4	4
Total	2	$74	$74

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three month period ending June 30, 2013:

June 30, 2013	Number of Loans	Recorded Investment
Residential:
1-4 Family	—	$—

Total	—	$—

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six month period ending June 30, 2013:

	Number of Loans	Recorded Investment
Residential
1-4 Family	1	$37

Total	1	$37

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

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $0 and $27 and resulted in charge offs of $0 and $0 during the three month period ending June 30, 2013 and 2012 respectively.  For the six month period ending June 30, 2013 and 2012, the troubled debt restructurings that subsequently defaulted increased the allowance for loan losses by $0 and $199 and resulted in charge offs of $0 and $0.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

The Company has allocated $571 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2013. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.  At December 31, 2012, the comparable numbers were $567 of specific reserves and $0 of commitments.  The total of troubled debt restructurings at June 30, 2013 and December 31, 2012 was $16,756 and $18,932 respectively.  Included in the TDR totals are non-accrual loans of $4,851 and $3,829 at June 30, 2013 and December 31, 2012 respectively.

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

As of June 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

June 30, 2013	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$136,263	$3,864	$886	$582
Agricultural	23,952	—	3	—
Commercial Real Estate
Farm	68,172	116	—	1,262
Hotel	67,839	55,036	—	—
Construction and development	26,856	1,195	1,382	947
Other	455,992	25,552	12,964	16,494
Total	$779,074	$85,763	$15,235	$19,285

At December 31, 2012, the risk category of loans by class of loans was as follows:

December 31, 2012	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$119,755	$9,824	$2,800	$1,777
Agricultural	22,350	—	5	—
Commercial Real Estate
Farm	63,294	1,094	147	1,584
Hotel	83,522	47,973	—	—
Construction and development	18,719	1,465	3,367	1,657
Other	439,702	27,621	22,466	17,442
Total	$747,342	$87,977	$28,785	$22,460

Loans not analyzed individually as part of the above described process are classified by delinquency. These loans are primarily residential mortgage and consumer loans. All consumer loans fully or partially secured by 1-4  family residential real estate that are 60-89 days will be classified as Watch. If loans are greater than 90 days past due, they will be classified as Substandard. Consumer loans not secured by 1-4 family residential real estate that are 60-119 days past due will be classified Substandard while loans greater than 119 days will be classified as Loss.  The tables below show the grading of the loan by its past due status as compared to the table of non-accrual loans which is based on whether interest is accruing or not.  As of June 30, 2013 and December 31, 2012, the grading of loans by category of loans is as follows:

June 30, 2013	Performing	Watch	Substandard
Residential
1-4 Family	$400,846	$1,103	$5,012
Home Equity	229,985	310	1,393
Total	$630,831	$1,413	$6,405

December 31, 2012	Performing	Watch	Substandard
Residential
1-4 Family	$386,098	$2,605	$5,492
Home Equity	222,544	357	1,428
Total	$608,642	$2,962	$6,920

June 30, 2013	Performing	Substandard	Loss
Consumer
Direct	$43,491	$109	$91
Indirect	1,573	11	—
Total	$45,064	$120	$91

December 31, 2012	Performing	Substandard	Loss
Consumer
Direct	$45,553	$195	$96
Indirect	2,434	12	5
Total	$47,987	$207	$101

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned is recorded in other assets on the balance sheet. Activity in other real estate owned was as follows:

	2013	2012
Beginning Balance — January 1	$6,677	$15,456
Transfer to other real estate owned	2,088	2,856
Sales — out of other real estate owned	(3,035)	(8,022)
Write-down	(547)	(553)
Ending Balance — June 30	$5,183	$9,737

Activity in the valuation account for other real estate was as follows:

	2013	2012
Beginning Balance — January 1	$(1,672)	$(2,279)
Impairments during year	(547)	(553)
Recovery on impairments	—	—
Reductions	866	1,100
Ending Balance — June 30	$(1,353)	$(1,732)

Expenses related to foreclosed assets include:

	2013	2012
Write downs	$547	$553
Losses / (gains) on sales	(229)	(340)
Net loss / (gain)	$318	$213
Operating expenses	211	304

The value of the sale amount above is the carrying value of the property when it was sold.

NOTE 6 — DEPOSITS

	June 30, 2013	December 31, 2012

Noninterest-bearing demand	$421,950	$405,167
Interest-bearing demand	849,752	855,049
Savings	498,364	470,265
Certificates of deposit of $100 or more	139,922	149,806
Other certificates and time deposits	273,729	304,767
Total deposits	$2,183,717	$2,185,054

NOTE 7 - EARNINGS PER SHARE

Earnings per common share (EPS) were computed as follows:

	June 30, 2013			June 30, 2012
For the three months ended:	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per common share:
Net income	$7,324	20,372,614		$6,982	20,258,692
Redemption of preferred shares	—			60
Preferred dividends and accretion	(203)			(473)
Net income available to common shareholders	$7,121	20,372,614	0.35	$6,569	20,258,692	$0.32
Effect of dilutive stock options		55,504			61,118
Net income available to common shareholders and assumed conversions	$7,121	20,428,118	0.35	$6,569	20,319,810	$0.32

Stock options for 298,975 common shares and stock warrants for 571,906 common shares in 2013 and stock options for 296,972 common shares and stock warrants for 571,906 common shares in 2012 were not considered in computing diluted earnings per share because they were antidilutive.

	June 30, 2013			June 30, 2012
For the six months ended:	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per common share:
Net income	$11,315	20,344,557		$12,993	20,235,338
Redemption of preferred shares	—			1,302
Preferred dividends and accretion	(405)			(1,236)
Net income available to common shareholders	$10,910	20,344,557	0.54	$13,059	20,235,338	0.65
Effect of dilutive stock options		58,912			57,622
Net income available to common shareholders and assumed conversions	$10,910	20,403,469	0.53	$13,059	20,292,960	0.64

Stock options for 278,255 common shares and stock warrants for 571,906 common shares in 2013 and stock options for 274,313 common shares and stock warrants for 571,906 common shares in 2012 were not considered in computing diluted earnings per share because they were antidilutive.

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

The fair value of servicing rights is based on a valuation model from a third party that calculates the present value of estimated net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income.  The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).  Servicing rights are classified as Interest receivable and other assets on the balance sheet.

The fair value of other real estate owned is measured based on the value of the collateral securing those assets and is determined using several methods. The fair value of real estate is generally determined based on appraisals by qualified licensed appraisers (third party). The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis.  Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Company.  Once received, a member of the Appraisal Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.  Fair values are reviewed on at least an annual basis.  The Company normally applies an internal discount to the value of appraisals used in the fair value evaluation of OREO.  The deductions take into account changing business factors and market conditions as well as disposal costs.  These deductions range from 0% to 50%.  As noted in the impaired loans discussion above, the Company’s Appraisal Manager has the overall responsibility for all appraisals.  The Appraisal Manager reports to the Vice President of Credit Administration who reports to the Chief Credit Officer of the Company. Other real estate owned is classified as Interest receivable and other assets on the balance sheet.

The fair value of mortgage banking derivatives are based on derivative valuation models using market data inputs as of the valuation date.  The mortgage banking derivative is classified as Interest receivable and other assets on the balance sheet.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U. S. government agency	$1,133		$1,133
States and municipals	330,163		315,475	$14,688
Mortgage-backed securities — residential —Government Sponsored Entity	196,962		196,962
Collateralized mortgage obligations — Government Sponsored Entity	350,179		350,179
Equity securities	4,939	$4,689		250
Other securities	3,532		990	2,542
Total investment securities available-for-sale	$886,908	$4,689	$864,739	$17,480

Mortgage banking derivative	$1,150		$1,150

		Fair Value Measurements at December 31, 2012 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U. S. government agency	$1,638		$1,638
States and municipals	337,939		322,469	$15,470
Mortgage-backed securities — residential —Government Sponsored Entity	227,055		227,055
Collateralized mortgage obligations — Government Sponsored Entity	327,223		327,223
Equity securities	4,939	$4,689		250
Other securities	3,547		990	2,557
Total investment securities available-for-sale	$902,341	$4,689	$879,375	$18,277

Mortgage banking derivative	$2,200		$2,200

There were no transfers between Level 1, Level 2 or Level 3 during the first six months of 2013 or 2012.

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2013 and 2012:

Three months ended June 30:

States and municipal	2013	2012
Beginning balance, April 1	$14,992	$16,267
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(61)	(10)
Sales	—	—
Settlements	(243)	(236)
Ending balance, June 30	$14,688	$16,021

Equity securities	2013	2012
Beginning balance, April 1	$250	$250
Total gains or losses (realized / unrealized)
Included in earnings
Other than temporary impairment	—	—
Ending balance, June 30	$250	$250

Other securities	2013	2012
Beginning balance, April 1	$2,549	$2,579
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(7)	(7)
Ending balance, June 30	$2,542	$2,572

Six Months Ended June 30:

States and municipal	2013	2012
Beginning balance, January 1	$15,470	$23,556
Total gains or losses (realized / unrealized)
Included in earnings
Gains/(losses) on securities	—	361
Included in other comprehensive income	(72)	(18)
Sales	—	(7,268)
Settlements	(710)	(610)
Ending balance, June 30	$14,688	$16,021

Equity securities	2013	2012
Beginning balance, January 1	$250	$750
Total gains or losses (realized / unrealized)
Included in earnings
Other than temporary impairment	—	(500)
Ending balance, June 30	$250	$250

Other securities	2013	2012
Beginning balance, January 1	$2,557	$2,587
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(15)	(15)
Ending balance, June 30	$2,542	$2,572

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2013 Using
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Commercial and industrial	$153			$153
Farm	54			54
Construction and development	249			249
Other	6,373			6,373
Total impaired loans	$6,829			$6,829
Impaired servicing rights	$2,569			$2,569
Other real estate owned/assets held for sale
Construction and development	$618			$618
Other	327			327
1-4 family	95			95
Total other real estate owned/assets held for sale	$1,040			$1,040

		Fair Value Measurements at December 31, 2012 Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Commercial and industrial	$155			$155
Farm	480			480
Construction and development	404			404
Other	4,936			4,936
Total impaired loans	$5,975			$5,975
Impaired servicing rights	$2,942			$2,942
Other real estate owned/assets held for sale
Construction and development	$1,764			$1,764
Other	803			803
1-4 family	95			95
Total other real estate owned/assets held for sale	$2,662			$2,662

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $8,224, with a valuation allowance of $1,395 at June 30, 2013. The Company recorded a charge of $271 to provision expense associated with these loans for the three months ended June 30, 2013 and $579 of provision expense associated with these loans for the six month period ended June 30, 2013. The Company recorded $456 of provision expense associated with these loans for the three month period ended June 30, 2012, and recorded $980 of provision expense for the six month period ended June 30, 2012. At December 31, 2012, impaired loans had a gross carrying amount of $9,151 with a valuation allowance of $3,176. A breakdown of these loans by portfolio class at June 30, 2013 is as follows:

	Gross Balance	Valuation Allowance	Net
Commercial and industrial	$432	$279	$153
Farm	76	22	54
Construction and development	304	55	249
Other commercial real estate	7,412	1,039	6,373
Ending Balance	$8,224	$1,395	$6,829

Impaired tranches of servicing rights were carried at a fair value of $2,569, which is made up of the gross outstanding balance of $3,269, net of a valuation allowance of $700. A recovery of $175 was included in the second quarter of 2013 earnings and a recovery of $425 was included in the six month period ending June 30, 2013. A charge of $226 was included in both the three and six month periods ending June 30, 2012.  At December 31, 2012, impaired servicing rights were carried at a fair value of $2,942, resulting in a valuation allowance of $1,125. The gross outstanding balance was $4,067, net of a valuation allowance of $1,125.

Other real estate owned/assets held for sale is evaluated at the time a property is acquired through foreclosure or shortly thereafter. Fair value is based on appraisals by qualified licensed appraisers. At June 30, 2013, other real estate owned was carried at a fair value of $1,040, which is made up of the gross outstanding balance of $1,413, net of a valuation allowance of $373. During the second quarter of 2013, these properties were written down by $102. For the first six months of 2013, these properties were written down by $172.  At December 31, 2012, other real estate/assets held for sale was carried at a fair value of $2,662, which is made up of the gross outstanding balance of $4,334, net of a valuation allowance of $1,672. During the second quarter of 2012, these properties were written down by $0. For the first six months of 2012, these properties were written down by $43.  A breakdown of these properties by portfolio class at June 30, 2013 is as follows:

	Gross Balance	Valuation Allowance	Net
Construction and development	$773	$155	$618
Other commercial real estate	482	155	327
1-4 Family	158	63	95
Ending Balance	$1,413	$373	$1,040

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012. Impaired commercial, commercial real estate loans, and other real estate owned that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.

June 30, 2013	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired Loans:
Commercial & industrial	$153	Liquidation value of inventory	Management adjustment	10%-35% 13% Avg
Farm real estate	54	Sales comparison approach	Adjustment for differences between comparable sales	30% 30% Avg
Construction and development	249	Sales comparison approach	Adjustment for differences between comparable sales	10% 10% Avg
Other real estate	6,373	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	0%-40% 17% Avg
	$6,829
Other real estate owned:
Construction and development	$618	Sales comparison approach	Adjustment for differences between comparable sales.	10% 10% Avg
Other and 1-4 family	422	Sales comparison approach	Adjustment for differences between comparable sales.	10%-49% 26% Avg
	$1,040

Mortgage servicing rights	$2,569	Cash flow analysis	Discount rate	10%

December 31, 2012	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired Loans:
Commercial & industrial	$155	Liquidation value of inventory	Management adjustment	15% 15% Avg
Farm real estate	480	Sales comparison approach	Adjustment for differences between comparable sales	35-40% 37% Avg
Construction and development	404	Sales comparison approach	Adjustment for differences between comparable sales	10%-50% 41% Avg
Other real estate	4,936	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	0%-60% 32% Avg
	$5,975
Other real estate owned:
Construction and development	$1,764	Sales comparison approach	Adjustment for differences between comparable sales.	10%-26% 15% Avg
Other and 1-4 family	898	Sales comparison approach	Adjustment for differences between comparable sales.	2%-35% 17% Avg
	$2,662

Mortgage servicing rights	$2,942	Cash flow analysis	Discount rate	10%

The carrying amounts and estimated fair values of financial instruments, not previously presented, is as follows:

June 30, 2013	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$57,008	$49,622	$7,386		$57,008
Loans including loans held for sale, net	1,560,453		12,003	$1,585,111	1,597,114
Restricted stock	15,630				N/A
Interest receivable	9,739		4,517	5,222	9,739
Financial liabilities
Deposits	(2,183,717)	(421,950)	(1,759,173)		(2,181,123)
Other borrowings	(33,597)		(33,597)		(33,597)
FHLB advances	(166,365)		(171,683)		(171,683)
Interest payable	(906)		(906)		(906)
Subordinated debentures	(50,493)		(31,810)		(31,810)

December 31,2012	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$65,650	$58,100	$7,550		$65,650
Loans including loans held for sale, net	1,532,247		17,025	$1,538,489	1,555,514
Restricted stock	15,639				N/A
Interest receivable	9,827		4,621	5,206	9,827
Financial liabilities
Deposits	(2,185,054)	(405,167)	(1,780,511)		(2,185,678)
Other borrowings	(34,519)		(34,519)		(34,519)
FHLB advances	(141,052)		(152,018)		(152,018)
Interest payable	(1,195)		(1,195)		(1,195)
Subordinated debentures	(50,418)		(31,763)		(31,763)

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

(d) Deposits

The fair values disclosed for non-interest bearing deposits are, by definition, equal to the amount payable on demand at the reporting date resulting in a Level 1 classification. The carrying amounts of variable rate interest bearing deposits approximate their fair values at the reporting date resulting in a Level 1 classification.  Fair values for fixed rate interest bearing deposits are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(e) Other Borrowings

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

(f) Accrued Interest Receivable/Payable

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

Actual and required capital amounts and ratios are presented below:

			Required for
	Actual		Adequate Capital		To Be Well Capitalized
June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$306,978	17.9%	$136,821	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	285,698	16.7	68,425	4.0	N/A	N/A
Tier 1 capital (to average assets)	285,698	10.6	107,903	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	280,624	16.6%	135,651	8.0%	$169,526	10.0%
Tier 1 capital (to risk-weighted assets)	259,344	15.3	67,825	4.0	101,716	6.0
Tier 1 capital (to average assets)	259,344	9.7	107,103	4.0	133,860	5.0

			Required for		To Comply with
	Actual		Adequate Capital		Regulatory Agreement
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$296,714	17.8%	$133,549	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	275,707	16.5	66,774	4.0	N/A	N/A
Tier 1 capital (to average assets)	275,707	10.4	106,077	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	283,303	17.2%	132,052	8.0%	$165,065	10.0%
Tier 1 capital (to risk-weighted assets)	262,527	15.9	66,026	4.0	99,039	6.0
Tier 1 capital (to average assets)	262,527	9.9	106,077	4.0	132,596	5.0

Management believes as of June 30, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject to be considered well-capitalized. The holding company is a source of additional financial strength to the Bank with its $20,000 in cash and its ability to downstream additional capital to the Bank.

NOTE 10 — PREFERRED STOCK AND STOCK REPURCHASES

On January 16, 2009, the Company entered into an agreement with the United States Department of Treasury (the “Treasury Department”) as part of the Treasury Department’s Capital Purchase Program. Under this agreement, the Company issued to the Treasury Department 57,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“preferred stock”), having a liquidation amount per share of $1,000, for a total price of $57 million and a warrant (Warrant”) to purchase up to 571,906 shares of the Company’s common stock, at an initial per share exercise price of $14.95, for an aggregate purchase price of $8,550.  On June 6, 2013, the Treasury Dept. announced it had completed an auction to sell the Warrant in a private transaction.

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

On March 28, 2012, the U.S. Department of the Treasury priced its secondary public offering of 57,000 shares of the Company’s Preferred Stock. The Company successfully bid for the purchase of 21,030 shares of the Preferred Stock for a total purchase price of $19,581, plus accrued and unpaid dividends on the Preferred Stock from and including February 15, 2012 to the settlement date, April 3, 2012. The book value of the preferred stock retired was $20,823. As a result of its successful bid in the offering, the Company retired 21,030 shares of its original sale of 57,000 shares of Preferred Stock on March 29, 2012. The difference between the book value and the bid price of $1,242 was credited to retained earnings.  On May 31, 2012 the Company purchased an additional 1,820 shares or $1,820 in liquidation value of the preferred stock at a cost of $1,747.  The difference between the book value and bid price of $60 was credited to retained earnings.  On December 5, 2012, the Company purchased an additional 19,050 shares or $19,050 in liquidation value of the preferred stock at a cost of $18,927.  The difference between the book value and bid price of $55 was credited to retained earnings. The $1,242 and $60 are included in the second quarter and six months ending June 30, 2012 calculations shown in Note 7.

See Note 14 - Subsequent Event for additional information on the Company’s preferred stock.

NOTE 11 — INCOME TAXES

In accordance with ASC 740-270-50-1, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2013 and 2012 based on the current estimate of the effective annual rate.  The effective tax rate for the second quarter of 2013 was 19.0% versus 18.3% for the same period 2012.  For the first six months of 2013 and 2012, the effective tax rate was 13.2% and 17.6% respectively.  The decrease in the rate for the six month period in 2013 was due to the decrease in pre-tax income in the first six months of 2013 offset by the same amount of tax exempt interest income and tax credits that were taken in the first six months of 2012.  Also, there were some expenses in the first six months of 2012 that were non-deductible for tax purposes.

NOTE 12 — ACQUISITIONS

In December, 2012, the Company completed its purchase of a branch in Shelbyville, Kentucky. As of the date of acquisition, the Company acquired approximately $27,000 in loans and $37,000 in deposits. Goodwill of $1,000 and a core deposit intangible of $200 were also recorded in 2012. The Company completed its purchase accounting on this acquisition in the first quarter of 2013 and recorded an additional $432 of goodwill with the offset to time deposits fair value adjustment.  This time deposit premium is being amortized over 4 years.

NOTE 13 — BRANCH CLOSURES

In April 2013, the Company closed eight branch offices in the following locations: Redkey, Fortville, Cambridge City, Fountain City, Trafalgar, East Enterprise, and Covington, Indiana and Troy, Ohio.  The Company now operates two offices in Troy, Ohio.  In total, the eight branches being closed represent approximately $85,000 in deposits.  Included in the six months ending June 30, 2013 operating results are $150 of severance costs, $550 of impairment costs for the affected properties, and $50 of other costs related to the closing of the branches.

NOTE 14 — SUBSEQUENT EVENT

On July 10, 2013, the Company notified the remaining holders of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued under the United States Treasury’s Capital Purchase Program (“CPP Preferred Stock”) that it intended to redeem all 15,100 outstanding shares.  The effective date for the redemption will be August 12, 2013. The shares are being redeemed from third-parties that purchased the CPP Preferred Stock from the United States Department of the Treasury in a modified Dutch auction last year.  The purchase price for shares of the Company’s CPP Preferred Stock in the redemption will be the stated liquidation value of $1,000.00 per share, plus any accrued or unpaid dividends that have been earned thereon up to, but not including, the date of redemption. The Company anticipates the total cost of redeeming the remaining shares of CPP Preferred Stock will be approximately $15.3 million. The Company has received all necessary regulatory approvals to complete the planned redemption. Following the redemption, no shares of the Company’s CPP Preferred Stock will remain outstanding.

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

Forward-Looking Statements

Except for historical information contained herein, the discussion in this report includes certain forward-looking statements based upon management expectations. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The Company disclaims any intent or obligation to update such forward looking statements. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Company’s loan and investment portfolios; the Company’s ability to integrate acquisitions; and other factors, including the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and in other reports we file from time to time with the Securities and Exchange Commission. The Company intends the forward looking statements set forth herein to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.

Results of Operations

Net income for the second quarter of 2013 was $7,324 compared to net income of $6,982 for the second quarter of 2012. The slight increase in net income was primarily attributable to a reduction in provision expense for the quarter as well as increases in fee based accounts offset by a decrease in net interest income and slight increases in employee and equipment costs.  Diluted earnings per common share for the second quarter of 2013 totaled $0.35, an increase from the $0.32 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 9.07% for the second quarter of 2013 while return on average assets was 1.06% for the same period, compared to 8.67% and 1.00% respectively, in the second quarter of 2012.

For the six months ended June 30, 2013, net income was $11,315 compared to net income of $12,993 for the same period a year ago.  The decrease in net income was primarily attributable to a prepayment penalty on a FHLB advance of $2,239.  The aforementioned comments above for the second quarter are also appropriate for the six month activity. Diluted earnings per share was $.53 for the first six months of 2013 compared to $.64 for the same period in 2012. Return on average shareholders’ equity was 7.04% for the first six months of 2013 while return on average assets was 0.82% for the same period, compared to 7.83% and 0.94% in the first six months of 2012.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Second quarter net interest income of $22,535 in 2013 was a decrease of 5.1% versus the second quarter of 2012. Average earning assets were 1.6% less than the second quarter of 2012.  Small increases in loan balances of $17 million and securities of $17 million were offset by a reduction in fed funds sold of $74 million. Also affecting net interest income was an increase in average demand deposits, money market accounts, and savings accounts of $117 million which offset a decrease in higher costing CD’s of $89 million.  Net interest margin, on a fully-taxable equivalent basis, was 3.91% for the second quarter of 2013, a 14 basis point decrease compared to 4.05% for the same period a year ago and nine basis points lower on a linked quarter basis due to the continued reduction in the interest rates on earning assets.

For the first six months of 2013, the Company’s net interest margin was 3.95% compared to 4.11% for the first six months of 2012.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

Second quarter non-interest income for 2013 was $11,361 compared to $10,743 for the second quarter of 2012.  Contributing to the increase of $618 was an increase in trust and investment product fees of $361, service charges (primarily overdraft fees) of $214, interchange income of $170 and other income of $108.  The acquisition of two brokerage firms in late 2012 was the primary reason for the increase in brokerage fee income.  Continued organic growth in deposit accounts has resulted in higher overdraft and interchange fee income.  The increase in other income was due to losses on fixed asset sales in 2012.  Offsetting these increases was a decrease in securities gains of $59 and mortgage banking of $185.  The Company experienced a reduced spread on the mortgages it sold in 2013.

For the six months ended June 30, 2013, non-interest income was $21,626 compared to $20,565 for the same period a year ago. Contributing to the increase of $1,061 was a net increase in securities gains of $298, trust and investment product fees of $568, service charges (primarily overdraft fees) of $324, interchange income of $131, and an increase in cash surrender value of life insurance of $125. One security was deemed to be impaired in the first quarter of 2012 and was written down $500.  The Company purchased some additional life insurance in late 2012.  Offsetting these decreases were decreases in mortgage banking income of $271 and greater losses on OREO properties in 2013 compared to 2012 of $105.

Non-interest Expense

The Company’s non-interest expense was $23,855 for the second quarter of 2013, compared to $23,442 for the same period in 2012.  The primary increases were in employee costs of $264, equipment costs of $281, and consultant expenses of $125, offset by reductions in collection expense of $109 and other expenses of $112.  The increase in employee costs and equipment costs is a result of the investment in new branches and markets in the latter half of 2012 and early 2013.  The reduction in collection expenses is due to the overall credit improvement in the loan portfolio.  Other expenses decreased due to a combination of many favorable amounts in smaller categories. The Company’s efficiency ratio was 66.9% for the second quarter of 2013 compared to 64.7% for the same period a year ago.

For the six months ended June 30, 2013, non-interest expense was $50,983 compared to $46,723 for the same period a year ago. The primary increases were in salaries and employee benefits of $1,526, a prepayment penalty on a FHLB advance of $2,239, occupancy and equipment costs of $784, consultant expenses of $500, and interchange expense of $192. The increase in employee, occupancy and equipment costs is a result of the aforementioned investment in new branches and markets. The increase in interchange expenses is a direct result of the increase in interchange fees.  Offsetting these increases were decreases in FDIC assessment of $516, collection expenses of $208 and other expenses of $415. The reduction in FDIC expenses related to an improvement in the Company’s risk ratings used to compute its premium. Other expenses decreased primarily due to the expenses related to the Treasury’s auction of its Series A Preferred Stock in the Company and the Company’s bid to purchase such stock announced in the first quarter of 2012.  The Company’s efficiency ratio was 72.6% for the first six months of 2013 compared to 65.3% for the same period a year ago.

Income Taxes

The effective tax rate for the second quarter of 2013 was 19.0% versus 18.3% for the same period 2012.  The increase was due to the increase in pre-tax income in the second quarter of 2013 while the level of non-taxable interest remained level.

The effective tax rate for the first six months was 13.2% for 2013 compared to 17.6% for the same period a year ago.  The decrease in the effective tax rate was due to the decrease in income before taxes while the Company’s tax exempt income and credits remained relatively consistent with prior periods.  Also, there were some expenses in the first six months of 2012 that were non-deductible for tax purposes.

Financial Condition

Total assets at June 30, 2013 were $2,771,055, a slight increase from total assets of $2,769,288 as of December 31, 2012.  Average earning assets represented 89.5% of average total assets for the second quarter of 2013 and 90.2% for the same period in 2012. Average loans represented 71.1% of average deposits in the second quarter of 2013 and 70.3% for the comparable period in 2012.  Average loans as a percent of average assets were 56.6% and 55.6% for the three month periods ended June 30, 2013 and 2012 respectively.

While deposits remained flat at June 30, 2013 compared to December 31, 2012, noninterest bearing deposits and savings deposits increased $45 million and were offset by a reduction of $41 million in higher-priced CD balances.

Shareholders’ equity was $315 million on June 30, 2013 compared to $324 million on December 31, 2012.  Book value (shareholders’ equity) per common share was $14.69 at June 30, 2013 versus $15.21 at year-end 2012. Accumulated other comprehensive income increased book value per share by $0.36 at June 30, 2013 and increased book value per share by $1.27 at December 31, 2012.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.

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

Total loans (excluding loans held for sale) increased $30 million from year end 2012 with the increase coming from all portfolio segments.  The Company is experiencing improving overall demand across all segments.  Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 25.7% of total loans at June 30, 2013 and 25.4% at December 31, 2012. On June 30, 2013, the Company had $12,003 of residential real estate loans held for sale, which was a decrease from the year-end balance of $17,025. The Company generally retains the servicing rights on mortgages sold.

Loans are placed on “non-accrual” status when, in management’s judgment, the collateral value and/or the borrower’s financial condition does not justify accruing interest. As a general rule, commercial and real estate loans are reclassified to nonaccrual status at or before becoming 90 days past due. Interest previously recorded is reversed and charged against current income. Subsequent interest payments collected on nonaccrual loans are thereafter applied as a reduction of the loan’s principal balance. Non-performing loans were as follows (non-accrual loans + loans past due 90 days and still accruing + accruing troubled debt restructurings):

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Amount	$35,087	$40,454	$51,118	$50,698	$54,944
Percent of loans	2.22%	2.60%	3.29%	3.31%	3.55%

The reduction of $16 million from year end was primarily due to the transfer to performing status of five credits totaling $10 million taken in the first three months of 2013.  The five credits taken out of non performing TDR status were loans that were restructured into A/B notes during mid 2012.  The new restructured notes have made timely payments since the restructuring so they were removed from non performing TDR status at March 31, 2013.  Of the $35,087 of non-performing loans at June 30, 2013, $10,966 had a specific reserve allocated of $1,749.

A reconciliation of the non-performing assets for the first six months of 2013 and 2012 is as follows:

	2013	2012
Beginning Balance - NPA - January 1,	$57,795	$80,732
Non-accrual
Add: New non-accruals	10,465	20,589
Less: To accrual/payoff/restructured	(6,361)	(5,103)
Less: To OREO	(2,088)	(2,856)
Less: Charge offs	(6,959)	(7,200)
Increase/(Decrease): Non-accrual loans	(4,943)	5,430
Other Real Estate Owned (OREO)
Add: New OREO properties	2,088	2,856
Less: OREO sold	(3,035)	(8,022)
Less: OREO losses (write-downs)	(547)	(553)
Increase/(Decrease): OREO	(1,494)	(5,719)
Increase/(Decrease): Repossessions	—	(79)
Increase/(Decrease): 90 Days Delinquent	(193)	(3,232)
Increase/(Decrease): TDR’s	(10,895)	(12,451)
Total NPA change	(17,525)	(16,051)
Ending Balance - NPA - June 30	$40,270	$64,681

At June 30, 2013, two of the non-accrual loan balances were greater than $1,000 compared to one loan balance greater than $1,000 at December 31, 2012. These loans are primarily real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses. In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate, other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection. The Company reviews each relationship before it grants the concession to insure the creditor can comply with the new terms. To date, most of the concessions have been extensions of maturity dates.

The Company continued to see a reduction in its Special Mention and Substandard Loans in the second quarter of 2013.  These loans decreased $16 million from the end of 2012.  The loans upgraded were the result of overall improvement in the underlying fundamentals of the credit.

The provision for loan losses was $1,000 in the second quarter of 2013 compared to $2,500 for the same period in 2012 and $1,734 for the first quarter of 2013. For the first six months of 2013 and 2012, the provision for loan loss was $2,734 and $5,600 respectively.  The decrease in provision expense from 2012 was primarily due to the relative stabilization and reduction in the amount of non-performing and watch list loans in the aggregate.  The amount of new non-accrual loans in the second quarter of 2013 was approximately $5 million lower than the first quarter of 2013 and was the lowest quarter of new non-accrual loans since 2008.

Net charge-offs were $4,726 for the second quarter of 2013 compared to $2,572 for the same period a year ago and $6,959 for the first six months of 2013 compared to $7,200 a year ago.  One third of the Company’s charge-offs for the first six months of 2013 were related to 9 commercial credits.  These charge-offs were 90% reserved for in prior quarters.  All other charge-offs were smaller dollar amounts.

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The allowance for loan losses as of June 30, 2013 was considered adequate by management.  The allowance for loan losses was $28,002 as of June 30, 2013 and represented 1.77% of total outstanding loans compared to $32,227 as of December 31, 2012 or 2.07% of total outstanding loans.  The decrease in the percentage was due to an improvement in nonperforming assets for the quarter and a decline in the overall level of problem loans.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of June 30, 2013, the Company had $886,908 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $11,422 was recorded to adjust the AFS portfolio to current market value at June 30, 2013, compared to an unrealized pre-tax gain of $39,582 at December 31, 2012. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 88.8% and 87.2% of total average earning assets for the six-month periods ending June 30, 2013 and 2012. Total interest-bearing deposits averaged 81.4% and 84.6% of average total deposits for the six-month periods ending June 30, 2013 and 2012, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $166,365 outstanding at June 30, 2013. These advances have interest rates ranging from 0.48% to 4.76%.  Approximately $62,000 of these advances are short term advances while the remaining advances were originally long-term advances with approximately $77,000 maturing in 2013, $15,000 maturing in 2016, and $74,000 maturing in 2017 and beyond.

Capital Resources

Total shareholders’ equity was $314,566 at June 30, 2013, which was a decrease of $9,185 compared to the $323,751 of shareholders’ equity at December 31, 2012. The decrease in shareholders’ equity was primarily attributable to the Company’s other comprehensive loss of $18,303 and preferred and common dividends of $378 and $2,443 respectively, offset by net income of $11,315 for the first six months of 2013.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At June 30, 2013, Tier 1 capital to total average assets was 10.6%. Tier 1 capital to risk-adjusted assets was 16.7%. Total capital to risk-adjusted assets was 17.9%. All three ratios exceed all required ratios established for bank holding companies.  Risk-adjusted capital levels of the Bank exceed regulatory definitions of well-capitalized institutions.  Recently, the Federal Reserve and the FDIC released their final proposed rules for capital requirements under Basel III.  The Company has reviewed its capital position under Basel III and determined it will not have a material change to its capital.

The Company declared and paid common dividends of $0.06 per share in the second quarter of 2013 versus $0.01 per share for the second quarter of 2012.  The Company has increased its common dividend in the last few quarters as it has reduced its preferred dividend requirement and its credit metrics have continued to improve.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 82.9% of total earning assets for the six months ended June 30, 2013 and 80.3% for the same period in 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2013 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.1	Form of Warrant for the Purchase of Shares of MainSource Financial Group, Inc. Common Stock, issued June 6, 2013.

10.1	Form of Restricted Stock Award Agreement (for executives) under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer

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

101

The following financial statements and notes from the MainSource Financial Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i)  Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the condensed consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSOURCE FINANCIAL GROUP, INC.

August 8, 2013

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

August 8, 2013

/s/ James M. Anderson
James M. Anderson
Senior Vice President & Chief Financial Officer