Form 10-Q
period 2013-09-30
MAINSOURCE FINANCIAL GROUP
filed 2013-11-08
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

As of November 8, 2013 there were outstanding 20,403,933 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except share data)

Item 1.  Financial Statements

	(Unaudited)
	September 30	December 31,
	2013	2012
Assets
Cash and due from banks	$78,753	$58,100
Money market funds and federal funds sold	5,361	7,550
Cash and cash equivalents	84,114	65,650
Securities available for sale	893,187	902,341
Loans held for sale	5,888	17,025
Loans, net of allowance for loan losses of $27,849 and $32,227	1,583,141	1,521,156
Restricted stock, at cost	15,630	15,639
Premises and equipment, net	56,579	54,101
Goodwill	64,379	63,947
Purchased intangible assets	5,580	6,993
Cash surrender value of life insurance	60,956	59,410
Interest receivable and other assets	54,893	63,026
Total assets	$2,824,347	$2,769,288

Liabilities
Deposits
Noninterest bearing	$415,572	$405,167
Interest bearing	1,752,702	1,779,887
Total deposits	2,168,274	2,185,054
Other borrowings	30,435	34,519
Federal Home Loan Bank (FHLB) advances	247,291	141,052
Subordinated debentures	50,518	50,418
Other liabilities	23,358	34,494
Total liabilities	$2,519,876	$2,445,537

Shareholders’ equity
Preferred stock, no par value: Authorized shares - 400,000; Issued shares - 57,000 Outstanding shares — 0 and 15,100 Aggregate liquidation preference —$0 and $15,100	—	14,918
Common stock $.50 stated value: Authorized shares - 100,000,000 Issued shares — 20,928,007 and 20,859,027 Outstanding shares — 20,403,933 and 20,304,525	10,498	10,450
Treasury stock — 524,074 and 554,502 at cost	(8,511)	(9,043)
Additional paid-in capital	224,479	224,096
Retained earnings	71,822	57,602
Accumulated other comprehensive income	6,183	25,728
Total shareholders’ equity	304,471	323,751
Total liabilities and shareholders’ equity	$2,824,347	$2,769,288

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share data)

	(unaudited)		(unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Interest income
Loans, including fees	$19,185	$20,843	$57,800	$63,595
Securities	6,182	5,954	17,876	18,683
Other interest income	10	35	53	141
Total interest income	25,377	26,832	75,729	82,419
Interest expense
Deposits	1,166	1,771	3,799	6,046
Federal Home Loan Bank advances	819	1,239	2,510	4,044
Subordinated debentures	421	460	1,284	1,382
Other borrowings	18	31	50	88
Total interest expense	2,424	3,501	7,643	11,560
Net interest income	22,953	23,331	68,086	70,859
Provision for loan losses	1,000	2,000	3,734	7,600
Net interest income after provision for loan losses	21,953	21,331	64,352	63,259
Non-interest income
Mortgage banking	1,553	2,114	5,496	6,328
Trust and investment product fees	1,238	819	3,542	2,555
Service charges on deposit accounts	5,518	5,282	15,128	14,568
Net realized gains/(loss) on securities (includes $2 and $835 accumulated other comprehensive income (AOCI) reclassifications for unrealized net gains/(losses) on available-for-sale securities in 2013)	2	832	835	1,867
Other-than-temporary loss
Total impairment loss	—	—	—	(500)
Loss recognized in other comprehensive income	—	—	—	—
Net impairment loss recognized in earnings	—	—	—	(500)
Increase in cash surrender value of life insurance	350	293	1,042	860
Interchange income	1,804	1,582	5,317	4,964
Gain/(loss) on sale and write-down of OREO	(38)	(172)	(356)	(385)
Other income	756	827	1,805	1,885
Total non-interest income	11,183	11,577	32,809	32,142
Non-interest expense
Salaries and employee benefits	13,090	12,151	39,407	36,942
Net occupancy	1,737	1,762	5,315	5,108
Equipment	2,583	2,137	7,378	6,380
Intangibles amortization	455	445	1,413	1,345
Telecommunications	450	441	1,356	1,278
Stationery printing and supplies	281	321	917	993
FDIC assessment	431	542	1,335	1,962
Marketing	647	1,139	2,656	3,081
Collection expense	625	821	2,434	2,838
Prepayment penalty on FHLB advance	—	1,313	2,239	1,313
Consultant expense	475	325	1,225	575
Interchange expense	491	438	1,404	1,159
Other expenses	2,224	2,568	7,393	8,152
Total non-interest expense	23,489	24,403	74,472	71,126
Income before income tax	9,647	8,505	22,689	24,275
Income tax expense (includes ($0) and $292 income tax expense from AOCI reclassification items in 2013)	2,015	1,519	3,742	4,296
Net income	$7,632	$6,986	$18,947	$19,979
Redemption of preferred stock	(148)	—	(148)	1,302
Preferred dividends and discount accretion	(99)	(458)	(504)	(1,694)
Net income available to common shareholders	$7,385	$6,528	$18,295	$19,587

Cash dividends declared per common share	$0.08	$0.03	$0.20	$0.05
Net income per common share — basic	$0.36	$0.32	$0.90	$0.97
Net income per common share — diluted	$0.36	$0.32	$0.90	$0.96

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in thousands)

	(unaudited)		(unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$7,632	$6,986	$18,947	$19,979
Other comprehensive income/(loss):
Unrealized holding gains/(losses) on securities available for sale	(1,907)	4,594	(29,234)	9,415
Reclassification adjustment for (gains)/losses on securities available for sale included in net income	(2)	(832)	(835)	(1,867)
Reclassification adjustment for other than temporary impairment on securities available for sale included in net income	—	—	—	500
Tax effect	667	(1,317)	10,524	(2,818)
Other comprehensive income/(loss)	(1,242)	2,445	(19,545)	5,230
Comprehensive income/(loss)	$6,390	$9,431	$(598)	$25,209

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	(unaudited)
	Nine Months ended September 30,
	2013	2012
Operating Activities
Net income	$18,947	$19,979
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,734	7,600
Depreciation expense	4,309	4,057
Securities amortization, net	2,505	3,506
Stock based compensation expense	502	312
Stock portion of director retainer fee expense	282	250
Amortization of purchased intangible assets	1,413	1,345
Amortization of mortgage servicing rights	1,232	1,426
Earnings on cash surrender value of life insurance policies	(1,042)	(860)
(Recovery)/additional impairment of valuation allowance on mortgage servicing rights	(650)	451
Prepayment penalty on FHLB advance	2,239	1,313
Securities gains, net of impairment	(835)	(1,367)
Loss on sale and write-down of OREO	356	385
Gain on loans sold	(4,716)	(4,144)
Loans originated for sale	(185,631)	(162,764)
Proceeds from loan sales	201,484	159,599
Change in other assets and liabilities	5,146	1,118
Net cash provided by operating activities	49,275	32,206

Investing Activities
Purchases of securities available for sale	(203,148)	(177,484)
Proceeds from calls, maturities, and payments on securities available for sale	101,427	93,128
Proceeds from sales of securities available for sale	79,136	64,176
Proceeds from sale of OREO	4,441	9,519
Loan originations and payment, net	(68,623)	(13,605)
Purchases of premises and equipment	(6,787)	(2,926)
Purchase of life insurance policies	(504)	(10,000)
Cash paid for agency acquisition	—	(1,600)
Proceeds from redemption of restricted stock	9	214
Net cash used by investing activities	(94,049)	(38,578)

Financing Activities
Net change in deposits	(17,212)	(76,882)
Net change in other borrowings	(4,084)	21,944
Repayment of FHLB advances	(326,000)	(26,621)
Proceeds from FHLB advances	430,000	75,000
Purchase of treasury shares	(204)	—
Proceeds from exercise of stock options	383	120
Repurchase of preferred stock	(15,100)	(21,324)
Cash dividends on preferred stock	(470)	(1,582)
Cash dividends on common stock	(4,075)	(1,014)
Net cash provided/(used) by financing activities	63,238	(30,359)
Net change in cash and cash equivalents	18,464	(36,731)
Cash and cash equivalents, beginning of year	65,650	109,148
Cash and cash equivalents, end of period	$84,114	$72,417

Supplemental cash flow information
Interest paid	$8,028	$12,222
Income tax paid	1,380	3,078
Supplemental non cash disclosure
Loan balances transferred to foreclosed real estate	$2,904	$4,125

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

Adoption of New Accounting Standards

In July, 2013, the FASB issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.This standard applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  MSFG has no unrecognized tax positions as of September 30, 2013.  The effect of adopting this standard should not have a material effect on the Company’s operating results or financial condition.

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

The following table summarizes stock option activity:

	Nine Months Ended September 30, 2013
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	433,132	$13.06
Granted	52,283	13.66
Exercised	(45,224)	8.16
Forfeited or expired	(40,552)	12.68
Outstanding, period end	399,639	$13.73
Options exercisable at period end	268,246	$14.53
Fully vested and expected to vest	389,024	$13.76

The following table details stock options outstanding:

	September 30, 2013	December 31, 2012
Stock options vested and currently exercisable:
Number	268,246	344,722
Weighted average exercise price	$14.53	$13.53
Aggregate intrinsic value	$809	$826
Weighted average remaining life (in years)	3.7	4.1

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date for those options where the exercise price is less than the market price. The Company recorded $26 and $98 in stock compensation expense during the three and nine month period ended September 30, 2013 and $43 and $91 in stock compensation expense during the three and nine month period ended September 30, 2012 to salaries and employee benefits. There were 2,500 options granted in the first quarter of 2013 and 49,783 options granted in the second quarter of 2013.  In order to calculate the fair value of the options granted in 2013, the following weighted-average assumptions were used as of the grant dates:  risk free interest rate of 1.25%, expected option life 7.0 years, expected price volatility 34.5%, and dividend yield of 1.76%.  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2013 and beyond is estimated as follows:

Year	(in thousands)
October 2013 - December 2013	$64
2014	162
2015	157
2016	59

During the second quarters of 2012 and 2013, the Executive Compensation Committee of the Board of Directors of the Company granted restricted stock awards in lieu of cash awards to certain executive officers pursuant to the Company’s annual performance-based incentive bonus plan.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date.  The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date, April 10, 2013 ($13.67) and April 25, 2012 ($11.85).  The restricted stock awards vest as follows — 80% on the second anniversary of the date of grant and 20% on the third anniversary of the date of grant.  A total of 10,792 shares of common stock of the Company were granted in 2013 and 48,061 shares of common stock were granted in 2012.

Also in 2013, the Executive Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers and other employees pursuant to the Company’s annual performance-based incentive stock plan.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date.  The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date, April 10, 2013 ($13.67).  The restricted stock awards vest as follows — 100% on the third anniversary of the date of grant.  A total of 24,888 shares of common stock of the Company were granted in 2013.

Total compensation expense for the restricted stock grants was $157 and $403 for the three and nine month periods ended September 30, 2013.  The compensation expense for the three and nine month periods ended September 30, 2012 was $91 and $220.

A summary of changes in the Company’s nonvested shares for the first nine months of 2013 follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2013	94,305	10.79

Granted	35,680	$13.67

Vested	36,993	10.68

Forfeited	0	0

Nonvested at September 30, 2013	92,992	$12.90

As of September 30, 2013, there were $851 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the 2007 Plan that will be recognized over the remaining vesting period of approximately 1.4 years.

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

In the second quarter of 2013, members of the Board of Directors received their entire annual retainer in Company stock for the following year.  The 2013 award vests quarterly for all directors who remain on the Board of Directors on the vesting date, with 25% of the award vesting on each of May 1, August 1, and November 1, 2013, and February 1, 2014.  The value of the 2013 retainer award was determined by multiplying the award amount by the closing price of the stock on the issuance date.

For all awards, other expense is recognized over the three month period of the awards based on the fair value of the stock at the issue dates. Shares awarded by quarter were as follows:

Quarter	Year	Shares	Price Per Share
1Q	2012	8,750	$9.29
2Q	2012	7,200	$11.83
3Q	2012	7,200	$11.58
4Q	2012	7,200	$12.25
1Q	2013	7,200	$13.38
2Q	2013	26,100	$13.79

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of September 30, 2013
Available for Sale
U. S. government agency	$918	$7	$—	$925
State and municipal	322,283	14,245	(1,736)	334,792
Mortgage-backed securities-residential (GSEs)	194,050	3,976	(2,624)	195,402
Collateralized mortgage obligations (GSEs)	357,949	1,880	(6,224)	353,605
Equity securities	4,939	—	—	4,939
Other securities	3,535	—	(11)	3,524
Total available for sale	$883,674	$20,108	$(10,595)	$893,187

As of December 31, 2012
Available for Sale
U. S. government agency	$1,600	$38	$—	$1,638
State and municipal	310,552	27,484	(97)	337,939
Mortgage-backed securities-residential (GSEs)	219,352	7,711	(8)	227,055
Collateralized mortgage obligations (GSEs)	322,758	4,604	(139)	$327,223
Equity securities	4,939	—	—	4,939
Other securities	3,558	—	(11)	3,547
Total available for sale	$862,759	$39,837	$(255)	$902,341

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity or with no maturity are shown separately.

	Available for Sale
September 30, 2013	Amortized Cost	Fair Value

Within one year	$13,579	$13,796
One through five years	54,747	56,901
Six through ten years	114,651	118,663
After ten years	143,759	149,881
Mortgage-backed securities-residential (Government Sponsored Entity)	194,050	195,402
Collateralized mortgage obligations (Government Sponsored Entity)	357,949	353,605
Equity securities	4,939	4,939
Total available for sale securities	$883,674	$893,187

Proceeds from sales of securities available for sale were $79,136 and $64,176 for the nine months ended September 30, 2013 and 2012, respectively. Gross gains of $912 and $1,944 and gross losses of $77 and $77 were realized on these sales during 2013 and 2012, respectively.  In addition to the gross gains and losses from sales, there was a $500 impairment loss recognized on one investment during the first quarter of 2012, reducing its cost basis to $250 before and after the charge.  The charge established a new cost basis.  This amount is shown as an impairment loss on the income statement.

Proceeds from sales of securities available for sale were $782 and $43,290 for the three months ended September 30, 2013 and 2012, respectively.  Gross gains of $2 and $874 and gross losses of $0 and $42 were realized on these sales during 2013 and 2012, respectively.

Below is a summary of securities with unrealized losses as of September 30, 2013 and December 31, 2012 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
September 30, 2013 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$31,762	$(1,736)	$—	$—	$31,762	$(1,736)
Mortgage-backed securities-residential (GSE’s)	87,602	(2,624)	—	—	87,602	(2,624)
Collateralized mortgage obligations (GSE’s)	235,320	(6,118)	2,392	(106)	237,712	(6,224)
Other securities	—	—	990	(11)	990	(11)
Total temporarily impaired	$354,684	$(10,478)	$3,382	$(117)	$358,066	$(10,595)

	Less than 12 months		12 months or longer		Total
December 31, 2012 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$6,646	$(97)	$—	$—	$6,646	$(97)
Mortgage-backed securities-residential (GSE’s)	12,766	(8)	—	—	12,766	(8)
Collateralized mortgage obligations (GSE’s)	32,330	(139)	—	—	32,330	(139)
Other securities	990	(11)	—	—	990	(11)
Total temporarily impaired	$52,732	$(255)	$—	$—	$52,732	$(255)

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

As of September 30, 2013, the Company’s securities portfolio consisted of 1,045 securities, 151 of which were in an unrealized loss position.  Unrealized losses on state and municipal securities of $1,736 have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The Company monitors the financial condition of these issuers. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

At September 30, 2013, almost all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value of approximately $2,624 is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

The Company’s collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations with a market value of $353,605 which had unrealized losses of approximately $6,224 at September 30, 2013. Some of these losses were the result of a small increase in loan rates during the third quarter.  These collaterized mortgage obligations were also issued by government sponsored entities where the government has affirmed its commitment to support.  The Company monitors to insure it has adequate credit support and as of September 30, 2013, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. All securities are investment grade.

The unrealized losses on other securities are related to one single issue trust preferred security and have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the security before its anticipated recovery. The Company performs a quarterly review of this security and based on this review, no evidence of adverse changes in expected cash flows is anticipated. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not the expected cash flows of the individual security. Currently, the issuer has made all contractual payments and given no indication that it will not be able to make them into the future. The fair value of this debt security is expected to recover as the security approaches its maturity date. As of September 30, 2013, the fair value of the security was $990 with an unrealized loss of $11.

NOTE 4 - LOANS AND ALLOWANCE

Loans were as follows:

	September 30, 2013	December 31, 2012
Commercial
Commercial and industrial	$149,402	$134,156
Agricultural	26,190	22,355
Commercial Real Estate
Farm	70,765	66,119
Hotel	109,322	131,495
Construction and development	27,392	25,208
Other	538,283	507,231
Residential
1-4 family	404,146	394,195
Home equity	239,283	224,329
Consumer
Direct	44,937	45,844
Indirect	1,270	2,451
Total loans	1,610,990	1,553,383
Allowance for loan losses	(27,849)	(32,227)
Net loans	$1,583,141	$1,521,156

Activity in the allowance for loan losses for the nine months ended September 30, 2013 and 2012 and the recorded investment of loans and allowances by portfolio segment and impairment method as of September 30, 2013 and December 31, 2012 were as follows:

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2013	$3,894	$24,157	$3,180	$996	$32,227
Provision charged to expense	366	506	1,659	1,203	3,734
Losses charged off	(1,058)	(5,270)	(1,767)	(2,364)	(10,459)
Recoveries	262	564	375	1,146	2,347
Balance, September 30, 2013	$3,464	$19,957	$3,447	$981	$27,849

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2012	$5,562	$30,476	$2,972	$879	$39,889
Provision charged to expense	(572)	4,555	2,549	1,068	7,600
Losses charged off	(455)	(10,025)	(2,910)	(2,468)	(15,858)
Recoveries	522	1,630	232	1,231	3,615
Balance,September 30, 2012	$5,057	$26,636	$2,843	$710	$35,246

As of September 30, 2013
Ending Balance individually evaluated for impairment	$65	$1,457	$106	$2	$1,630
Ending Balance collectively evaluated for impairment	3,399	18,500	3,341	979	26,219
Total ending allowance balance	$3,464	$19,957	$3,447	$981	$27,849
Loans
Ending Balance individually evaluated for impairment	$521	$24,226	$13,183	$835	$38,765
Ending Balance collectively evaluated for impairment	175,071	721,536	630,246	45,372	1,572,225
Total ending loan balance excludes $5,104 of accrued interest	$175,592	$745,762	$643,429	$46,207	$1,610,990

As of December 31, 2012	Commercial	Commercial Real Estate	Residential	Consumer	Total
Ending Balance individually evaluated for impairment	$150	$3,067	$—	$—	$3,217
Ending Balance collectively evaluated for impairment	3,744	21,090	3,180	996	29,010
Total ending allowance balance	$3,894	$24,157	$3,180	$996	$32,227

Loans
Ending Balance individually evaluated for impairment	$1,797	$33,499	$14,175	$1,083	$50,554
Ending Balance collectively evaluated for impairment	154,714	696,554	604,349	47,212	1,502,829
Total ending loan balance excludes $5,206 of accrued interest	$156,511	$730,053	$618,524	$48,295	$1,553,383

The recorded investment in loans excludes accrued interest receivable due to immateriality.

Activity in the allowance for the loan losses by portfolio segment for the three months ended September 30, 2013 and September 30, 2012 was as follows:

As of September 30, 2013	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, July 1	$3,635	$20,108	$3,459	$800	$28,002
Provision charged to expense	(121)	175	288	658	1,000
Losses charged off	(91)	(584)	(448)	(864)	(1,987)
Recoveries	41	258	148	387	834
Balance, September 30	$3,464	$19,957	$3,447	$981	$27,849

As of September 30, 2012	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, July 1	$4,945	$29,580	$2,975	$789	$38,289
Provision charged to expense	223	464	840	473	2,000
Losses charged off	(178)	(3,936)	(1,078)	(962)	(6,154)
Recoveries	67	528	106	410	1,111
Balance, September 30	$5,057	$26,636	$2,843	$710	$35,246

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2013.  Performing troubled debt restructurings totaling $6,631 were excluded as allowed by ASC 310-40.

September 30, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded
Commercial
Commercial and industrial	$206	$188	$65
Commercial Real Estate
Farm	202	202	79
Hotel
Construction and development	854	772	160
Other	9,639	8,463	1,218
Residential
1-4 Family	1,094	988	103
Home Equity	51	51	3
Consumer
Direct	127	127	2
Subtotal — impaired with allowance recorded	12,173	10,791	1,630
With no related allowance recorded
Commercial
Commercial & industrial	470	334		$4	$4
Agricultural	—	—		—	—
Commercial Real Estate
Farm	1,329	1,044		11	11
Hotel	—	—		1	1
Construction and development	862	411		45	45
Other	9,226	6,691		55	55
Residential
1-4 Family	11,095	9,778		3	3
Home Equity	2,590	2,379		4	4
Consumer
Direct	721	695		16	16
Indirect	11	11		—	—
Subtotal — impaired with allowance recorded	26,304	21,343		139	139
Total impaired loans	$38,477	$32,134	$1,630	$139	$139

The following table presents loans individually evaluated for impairment by class of loans at December 31, 2012:

December 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded
Commercial
Commercial and industrial	$305	$305	$150
Commercial Real Estate
Farm	922	922	442
Construction and development	742	644	240
Other	9,727	9,419	2,385
Subtotal — impaired with allowance recorded	11,696	11,290	3,217
With no related allowance recorded
Commercial
Commercial & industrial	2,115	1,492		$76	$76
Agricultural	1	—
Commercial Real Estate
Farm	741	663		9	9
Hotel	6,257	5,968
Construction and development	2,685	1,499		108	108
Other	20,047	14,384		129	129
Residential
1-4 Family	13,110	11,548		3	3
Home Equity	2,801	2,627		17	17
Consumer
Direct	1,083	1,066		9	9
Indirect	19	17		7	7
Subtotal — impaired with allowance recorded	48,859	39,264		358	358
Total impaired loans	$60,555	$50,554	$3,217	$358	$358

The following table presents the average balance of impaired loans for the quarters ending September 30, 2013 and September 30, 2012, excluding performing troubled debt restructurings as allowed by ASC 310-40.

At September 30, 2013	Three Month Average Balance	Nine Month Average Balance
Commercial
Commercial & industrial	$751	$1,171
Agricultural	—	—
Commercial Real Estate
Farm	1,255	1,426
Hotel	—	1,492
Construction and development	1,302	1,694
Other	16,472	19,501
Residential
1-4 Family	10,421	10,716
Home Equity	2,500	2,572
Consumer
Direct	858	922
Indirect	12	15
Total	$33,571	$39,509

At September 30, 2012	Three Month Average Balance	Nine Month Average Balance
Commercial
Commercial & industrial	$5,233	$5,052
Agricultural	12	29
Commercial Real Estate
Farm	1,147	1,078
Hotel	—	1,493
Construction and development	4,708	5,403
Other	25,964	26,195
Residential
1-4 Family	11,691	11,835
Home Equity	2,845	2,742
Consumer
Direct	1,007	1,035
Indirect	42	47
Total	$52,649	$54,909

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2013 and December 31, 2012

	Non-accrual		Past due over 90 days and still accruing
	September 30, 2013	December 31, 2012	September 30, 2013		December 31, 2012
Commercial
Commercial and industrial	$368	$1,777	$
Agricultural
Commercial Real Estate
Farm	1,247	1,584
Hotel
Construction and development	715	1,657			$565
Other	13,852	17,442
Residential
1-4 Family	9,503	10,392
Home Equity	2,068	2,216
Consumer
Direct	208	366
Indirect	11	17
Total	$27,972	$35,451		$—	$565

The following table presents the aging of the recorded investment in past due loans as of September 30, 2013 by class of loans:

September 30, 2013	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$149,402	$90	$—	$65	$155	$149,247
Agricultural	26,190	—	—	—	—	26,190
Commercial Real Estate
Farm	70,765	—	369	838	1,207	69,558
Hotel	109,322	—	—	—	—	109,322
Construction and development	27,392	—	—	715	715	26,677
Other	538,283	892	375	7,698	8,965	529,318
Residential
1-4 Family	404,146	1,702	1,675	5,348	8,725	395,421
Home Equity	239,283	846	362	1,197	2,405	236,878
Consumer
Direct	44,937	122	45	134	301	44,636
Indirect	1,270	2	—	10	12	1,258
Total — excludes $5,104 of accrued interest	$1,610,990	$3,654	$2,826	$16,005	$22,485	$1,588,505

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans:

December 31, 2012	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$134,156	$1,421	$311	$1,094	$2,826	$131,330
Agricultural	22,355	—	—	—	—	22,355
Commercial Real Estate
Farm	66,119	158	—	1,417	1,575	64,544
Hotel	131,495	—	—	—	—	131,495
Construction and development	25,208	—	—	2,121	2,121	23,087
Other	507,231	2,516	1,208	10,607	14,331	492,900
Residential
1-4 Family	394,195	7,788	2,605	5,492	15,885	378,310
Home Equity	224,329	1,170	357	1,428	2,955	221,374
Consumer
Direct	45,844	182	49	242	473	45,371
Indirect	2,451	33	12	5	50	2,401
Total — excludes $5,206 of accrued interest	$1,553,383	$13,268	$4,542	$22,406	$40,216	$1,513,167

Troubled Debt Restructurings

During the period ending September 30, 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 60 months to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 14 months.

The troubled debt restructurings increased the allowance for loan losses by $0 and $10 for the three month periods ending September 30, 2013 and 2012 and by $30 and $10 for the nine months period ending September 30, 2013 and 2012.  These troubled debt restructuring resulted in charge offs of $22 and $0 during the three month periods ending September 30, 2013 and 2012 and $442 and $2,399 during the nine month period ending September 30, 2013 and 2012.  Reserves of $0 and $0 for the three and nine month periods in 2013 and $0 in $1,768 for the three and nine month periods in 2012 were provided for these loans in prior quarters.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month periods ending September 30, 2013and 2012:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
September 30, 2013	Number of Loans	Investment	Investment
Residential
Home Equity	—	$—	$—
Total	—	$—	$—

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
September 30, 2012	Number of Loans	Investment	Investment
Commercial
Commercial and industrial	1	$91	$91
Total	1	$91	$91

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month periods ending September 30, 2013 and 2012:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
September 30, 2013	Number of Loans	Investment	Investment
Commercial
Commercial and industrial	1	$28	$28
Commercial real estate
Other real estate	3	344	344
Residential
1-4 Family	5	261	261
Home Equity	1	20	20
Consumer
Direct	1	30	30
Total	11	$683	$683

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
September 30, 2012	Number of Loans	Investment	Investment
Commercial
Commercial and industrial	1	$91	$91
Residential
Home Equity	1	70	70
Consumer
Direct	1	4	4
Total	3	$165	$165

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three month period ending September 30, 2013:

September 30, 2013	Number of Loans	Recorded Investment
Residential:
1-4 Family	1	$52
Home Equity	1	15
Consumer
Direct	1	4

Total	3	$71

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine month period ending September  30, 2013:

September 30, 2013	Number of Loans	Recorded Investment
Residential
1-4 Family	2	$89
Home Equity	1	15
Consumer
Direct	1	4

Total	4	$108

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three month period ending September 30, 2012:

September 30, 2012	Number of Loans	Recorded Investment
Commercial
Commercial and industrial	2	$2,058
Commercial real estate:
Other	1	370
Residential
1-4 Family	2	125

Total	5	$2,553

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine month period ending September 30, 2012:

September 30, 2012	Number of Loans	Recorded Investment
Commercial
Commercial and industrial	3	$2,195
Commercial real estate:
Development	1	323
Other	9	3,332
Residential
1-4 Family	2	125
Home Equity	1	12

Total	16	$5,987

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $0 and $330 and resulted in charge offs of $0 and $0 during the three month period ending September 30, 2013 and 2012 respectively.  For the nine month period ending September 30, 2013 and 2012, the troubled debt restructurings that subsequently defaulted increased the allowance for loan losses by $0 and $543 and resulted in charge offs of $0 and $55.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

The Company has allocated $709 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2013. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.  At December 31, 2012, the comparable numbers were $567 of specific reserves and $0 of commitments.  The total of troubled debt restructurings at September 30, 2013 and December 31, 2012 was $14,741 and $18,932 respectively.  Included in the TDR totals are non-accrual loans of $3,921 and $3,829 at September 30, 2013 and December 31, 2012 respectively and performing loans of $6,631 at September 30, 2013 and $0 at December 31, 2012.

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

As of September 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

September 30, 2013	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$144,313	$3,821	$931	$337
Agricultural	26,189	—	1	—
Commercial Real Estate
Farm	69,408	111	—	1,246
Hotel	61,991	47,331	—	—
Construction and development	24,749	1,460	468	715
Other	489,355	26,214	10,752	11,962
Total	$816,005	$78,937	$12,152	$14,260

At December 31, 2012, the risk category of loans by class of loans was as follows:

December 31, 2012	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$119,755	$9,824	$2,800	$1,777
Agricultural	22,350	—	5	—
Commercial Real Estate
Farm	63,294	1,094	147	1,584
Hotel	83,522	47,973	—	—
Construction and development	18,719	1,465	3,367	1,657
Other	439,702	27,621	22,466	17,442
Total	$747,342	$87,977	$28,785	$22,460

Loans not analyzed individually as part of the above described process are classified by delinquency. These loans are primarily residential mortgage and consumer loans. All consumer loans fully or partially secured by 1-4  family residential real estate that are 60-89 days will be classified as Watch. If loans are greater than 90 days past due, they will be classified as Substandard. Consumer loans not secured by 1-4 family residential real estate that are 60-119 days past due will be classified Substandard while loans greater than 119 days will be classified as Loss.  The tables below show the grading of the loan by its past due status as compared to the table of non-accrual loans which is based on whether interest is accruing or not.  As of September 30, 2013 and December 31, 2012, the grading of loans by category of loans is as follows:

September 30, 2013	Performing	Watch	Substandard
Residential
1-4 Family	$397,123	$1,675	$5,348
Home Equity	237,724	362	1,197
Total	$634,847	$2,037	$6,545

December 31, 2012	Performing	Watch	Substandard
Residential
1-4 Family	$386,098	$2,605	$5,492
Home Equity	222,544	357	1,428
Total	$608,642	$2,962	$6,920

September 30, 2013	Performing	Substandard	Loss
Consumer
Direct	$44,758	$59	$120
Indirect	1,260	—	10
Total	$46,018	$59	$130

December 31, 2012	Performing	Substandard	Loss
Consumer
Direct	$45,553	$195	$96
Indirect	2,434	12	5
Total	$47,987	$207	$101

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned is recorded in other assets on the balance sheet. Activity in other real estate owned was as follows:

	3 Months ended Sept. 30		9 Months ended Sept. 30
	2013	2012	2013	2012
Beginning Balance	5,183	9,737	6,677	15,456
Transfer to other real estate owned	816	1,269	2,904	4,125
Sales — out of other real estate owned	(1,120)	(953)	(4,155)	(8,975)
Write-down	(95)	(376)	(642)	(929)
Ending Balance —September 30	4,784	9,677	4,784	9,677

Activity in the valuation account for other real estate was as follows:

	3 Months ended Sept. 30		9 Months ended Sept. 30
	2013	2012	2013	2012
Beginning Balance	(1,353)	(1,732)	(1,672)	(2,279)
Impairments during year	(95)	(376)	(642)	(929)
Recovery on impairments	—	—	—	—
Reductions	74	83	940	1,183
Ending Balance —September 30	(1,374)	(2,025)	(1,374)	(2,025)

Expenses related to foreclosed assets include:

	3 Months ended Sept. 30		9 Months ended Sept. 30
	2013	2012	2013	2012
Write downs	95	376	642	929
Losses / (gains) on sales	(57)	(204)	(286)	(544)
Net loss / (gain)	38	172	356	385

Operating expenses	79	79	290	383

The value of the sale amount above is the carrying value of the property when it was sold.

NOTE 6 — DEPOSITS

	September 30, 2013	December 31, 2012

Noninterest-bearing demand	$415,572	$405,167
Interest-bearing demand	851,939	855,049
Savings	497,637	470,265
Certificates of deposit of $100 or more	144,755	149,806
Other certificates and time deposits	258,371	304,767
Total deposits	$2,168,274	$2,185,054

NOTE 7 - EARNINGS PER SHARE

Earnings per common share (EPS) were computed as follows:

	September 30, 2013			September 30, 2012
For the three months ended:	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per common share:
Net income	$7,632	20,400,808		$6,986	20,289,609
Redemption of preferred shares	(148)			—
Preferred dividends and accretion	(99)			(458)
Net income available to common shareholders	$7,385	20,400,808	$0.36	$6,528	20,289,609	$0.32
Effect of dilutive stock options		51,013			57,989
Net income available to common shareholders and assumed conversions	$7,385	20,451,821	$0.36	$6,528	20,347,598	$0.32

Stock options for 290,146 common shares and stock warrants for 571,906 common shares in 2013 and stock options for 306,929 common shares and stock warrants for 571,906 common shares in 2012 were not considered in computing diluted earnings per share because they were antidilutive.

	September 30, 2013			September 30, 2012
For the nine months ended:	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per common share:
Net income	$18,947	20,363,514		$19,979	20,253,560
Redemption of preferred shares	(148)			1,302
Preferred dividends and accretion	(504)			(1,694)
Net income available to common shareholders	$18,295	20,363,514	$0.90	$19,587	20,253,560	0.97
Effect of dilutive stock options		56,681			59,400
Net income available to common shareholders and assumed conversions	$18,295	20,420,195	$0.90	$19,587	20,312,960	0.96

Stock options for 284,407 common shares and stock warrants for 571,906 common shares in 2013 and stock options for 286,943 common shares and stock warrants for 571,906 common shares in 2012 were not considered in computing diluted earnings per share because they were antidilutive.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U. S. government agency	$925		$925
States and municipals	334,792		320,322	$14,470
Mortgage-backed securities — residential —Government Sponsored Entity	195,402		195,402
Collateralized mortgage obligations — Government Sponsored Entity	353,605		353,605
Equity securities	4,939	$4,689		250
Other securities	3,524		990	2,534
Total investment securities available-for-sale	$893,187	$4,689	$871,244	$17,254

Mortgage banking derivative	$600		$600

		Fair Value Measurements at December 31, 2012 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U. S. government agency	$1,638		$1,638
States and municipals	337,939		322,469	$15,470
Mortgage-backed securities — residential —Government Sponsored Entity	227,055		227,055
Collateralized mortgage obligations — Government Sponsored Entity	327,223		327,223
Equity securities	4,939	$4,689		250
Other securities	3,547		990	2,557
Total investment securities available-for-sale	$902,341	$4,689	$879,375	$18,277

Mortgage banking derivative	$2,200		$2,200

There were no transfers between Level 1, Level 2 or Level 3 during the first nine months of 2013 or 2012 other than the following:

The municipal transfer into Level 2 in the third quarter of 2012 was a security that was acquired late in the second quarter of 2012.  Pricing was not available on this security at the end of the second quarter and resulted in a Level 3 valuation.  Pricing was obtained in the third quarter which resulted in a transfer into Level 2.

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2013 and 2012:

Three months ended September 30:

States and municipal	2013	2012
Beginning balance, July 1	$14,688	$16,021
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(12)	(15)
Transfer into Level 2	—	(296)
Settlements	(206)	(186)
Ending balance, Septmeber 30	$14,470	$15,524

Equity securities	2013	2012
Beginning balance, July 1	$250	$250
Total gains or losses (realized / unrealized)
Included in earnings
Other than temporary impairment		—
Ending balance, September 30	$250	$250

Other securities	2013	2012
Beginning balance, July 1	$2,542	$2,572
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(8)	(7)
Ending balance, September 30	$2,534	$2,565

Nine Months Ended September 30:

States and municipal	2013	2012
Beginning balance, January 1	$15,470	$23,556
Total gains or losses (realized / unrealized)
Included in earnings
Gains/(losses) on securities	—	361
Included in other comprehensive income	(84)	(33)
Sales	—	(7,268)
Transfer into Level 2	—	(296)
Settlements	(916)	(796)
Ending balance,September 30	$14,470	$15,524

Equity securities	2013	2012
Beginning balance, January 1	$250	$750
Total gains or losses (realized / unrealized)
Included in earnings
Other than temporary impairment	—	(500)
Ending balance, September 30	$250	$250

Other securities	2013	2012
Beginning balance, January 1	$2,557	$2,587
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(23)	(22)
Ending balance, September 30	$2,534	$2,565

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2013 Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Commercial and industrial	$28			$28
Farm	124			124
Construction and development	256			256
Other	6,218			6,218
1-4 Family	227			227
Total impaired loans	$6,853			$6,853
Impaired servicing rights	$2,569			$2,569
Other real estate owned/assets held for sale
Construction and development	$591			$591
Other	588			588
1-4 family	67			67
Total other real estate owned/assets held for sale	$1,246			$1,246

		Fair Value Measurements at December 31, 2012 Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Commercial and industrial	$155			$155
Farm	480			480
Construction and development	404			404
Other	4,936			4,936
Total impaired loans	$5,975			$5,975
Impaired servicing rights	$2,942			$2,942
Other real estate owned/assets held for sale
Construction and development	$1,764			$1,764
Other	803			803
1-4 family	95			95
Total other real estate owned/assets held for sale	$2,662			$2,662

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $8,145 with a valuation allowance of $1,292 at September 30, 2013. The Company recorded a charge of $526 to provision expense associated with these loans for the three months ended September 30, 2013 and $842 of provision expense associated with these loans for the nine month period ended September 30, 2013. The Company recorded $1,279 of provision expense associated with these loans for the three month period ended September 30, 2012, and recorded $1,320 of provision expense for the nine month period ended September 30, 2012. At December 31, 2012, impaired loans had a gross carrying amount of $9,151 with a valuation allowance of $3,176. A breakdown of these loans by portfolio class at September 30, 2013 is as follows:

	Gross Balance	Valuation Allowance	Net
Commercial and industrial	$92	$64	$28
Farm	202	78	124
Construction and development	304	48	256
Other commercial real estate	7,309	1,091	6,218
1-4 Family	238	11	227
Ending Balance	$8,145	$1,292	$6,853

Impaired tranches of servicing rights were carried at a fair value of $2,569, which is made up of the gross outstanding balance of $3,044, net of a valuation allowance of $475. A recovery of $225 was included in the third quarter of 2013 earnings and a recovery of $650 was included in the nine month period ending September 30, 2013. A charge of $225 was included in the three month period ending September 30, 2012 and a charge of $451 was included in the nine month period ending September 30, 2012.  At December 31, 2012, impaired servicing rights were carried at a fair value of $2,942, resulting in a valuation allowance of $1,125. The gross outstanding balance was $4,067, net of a valuation allowance of $1,125.

Other real estate owned/assets held for sale is evaluated at the time a property is acquired through foreclosure or shortly thereafter. Fair value is based on appraisals by qualified licensed appraisers. At September 30, 2013, other real estate owned was carried at a fair value of $1,246, which is made up of the gross outstanding balance of $1,640, net of a valuation allowance of $394. During the third quarter of 2013, these properties were written down by $95. For the first nine months of 2013, these properties were written down by $193.  At December 31, 2012, other real estate/assets held for sale was carried at a fair value of $2,662, which is made up of the gross outstanding balance of $4,334, net of a valuation allowance of $1,672. During the third quarter of 2012, these properties were written down by $339. For the first nine months of 2012, these properties were written down by $340.  A breakdown of these properties by portfolio class at September 30, 2013 is as follows:

	Gross Balance	Valuation Allowance	Net
Construction and development	$743	$152	$591
Other commercial real estate	815	227	588
1-4 Family	82	15	67
Ending Balance	$1,640	$394	$1,246

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012. Impaired commercial, commercial real estate loans, and other real estate owned that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.

September 30, 2013	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired Loans:
Commercial & industrial	$28	Liquidation value of inventory	Management adjustment	0%-10% 10% Avg
Farm real estate	124	Sales comparison approach	Adjustment for differences between comparable sales	40% 40% Avg
Construction and development	256	Sales comparison approach	Adjustment for differences between comparable sales	0% 0% Avg
Other real estate	6,445	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	0%-40% 20% Avg
	$6,853
Other real estate owned:
Construction and development	$591	Sales comparison approach	Adjustment for differences between comparable sales.	10% 10% Avg
Other and 1-4 family	655	Sales comparison approach	Adjustment for differences between comparable sales.	10%-35% 19% Avg
	$1,246

Mortgage servicing rights	$2,569	Cash flow analysis	Discount rate	10%

December 31, 2012	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired Loans:
Commercial & industrial	$155	Liquidation value of inventory	Management adjustment	15% 15% Avg
Farm real estate	480	Sales comparison approach	Adjustment for differences between comparable sales	35-40% 37% Avg
Construction and development	404	Sales comparison approach	Adjustment for differences between comparable sales	10%-50% 41% Avg
Other real estate	4,936	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	0%-60% 32% Avg
	$5,975
Other real estate owned:
Construction and development	$1,764	Sales comparison approach	Adjustment for differences between comparable sales.	10%-26% 15% Avg
Other and 1-4 family	898	Sales comparison approach	Adjustment for differences between comparable sales.	2%-35% 17% Avg
	$2,662

Mortgage servicing rights	$2,942	Cash flow analysis	Discount rate	10%

The carrying amounts and estimated fair values of financial instruments, not previously presented, is as follows:

September 30, 2013	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$84,114	$78,753	$5,361		$84,114
Loans including loans held for sale, net	1,582,176		5,888	$1,597,411	1,603,299
Restricted stock	15,630				N/A
Interest receivable	9,591		4,396	5,195	9,591
Financial liabilities
Deposits	(2,168,274)	(415,572)	(1,749,746)		(2,165,318)
Other borrowings	(30,435)		(30,435)		(30,435)
FHLB advances	(247,291)		(252,506)		(252,506)
Interest payable	(810)		(810)		(810)
Subordinated debentures	(50,518)		(31,826)		(31,826)

December 31,2012	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$65,650	$58,100	$7,550		$65,650
Loans including loans held for sale, net	1,532,247		17,025	$1,538,489	1,555,514
Restricted stock	15,639				N/A
Interest receivable	9,827		4,621	5,206	9,827
Financial liabilities
Deposits	(2,185,054)	(405,167)	(1,780,511)		(2,185,678)
Other borrowings	(34,519)		(34,519)		(34,519)
FHLB advances	(141,052)		(152,018)		(152,018)
Interest payable	(1,195)		(1,195)		(1,195)
Subordinated debentures	(50,418)		(31,763)		(31,763)

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

Actual and required capital amounts and ratios are presented below:

			Required for
	Actual		Adequate Capital		To Be Well Capitalized
September 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$299,041	17.1%	$139,680	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	277,329	15.9	69,840	4.0	N/A	N/A
Tier 1 capital (to average assets)	277,329	10.3	107,491	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	282,470	16.3%	138,479	8.0%	$173,099	10.0%
Tier 1 capital (to risk-weighted assets)	260,758	15.1	69,240	4.0	103,859	6.0
Tier 1 capital (to average assets)	260,758	9.8	106,691	4.0	133,364	5.0

			Required for		To Comply with
	Actual		Adequate Capital		Regulatory Agreement
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$296,714	17.8%	$133,549	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	275,707	16.5	66,774	4.0	N/A	N/A
Tier 1 capital (to average assets)	275,707	10.4	106,077	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	283,303	17.2%	132,052	8.0%	$165,065	10.0%
Tier 1 capital (to risk-weighted assets)	262,527	15.9	66,026	4.0	99,039	6.0
Tier 1 capital (to average assets)	262,527	9.9	106,077	4.0	132,596	5.0

Management believes as of September 30, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject to be considered well-capitalized. The holding company is a source of additional financial strength to the Bank with its $10,000 in cash and its ability to downstream additional capital to the Bank.

NOTE 10 — PREFERRED STOCK AND STOCK REPURCHASES

On January 16, 2009, the Company entered into an agreement with the United States Department of Treasury (the “Treasury Department”) as part of the Treasury Department’s Capital Purchase Program. Under this agreement, the Company issued to the Treasury Department 57,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“preferred stock”), having a liquidation amount per share of $1,000, for a total price of $57 million and a warrant (Warrant”) to purchase up to 571,906 shares of the Company’s common stock, at an initial per share exercise price of $14.95, for an aggregate purchase price of $8,550.  On June 6, 2013, the Treasury Department announced it had completed an auction to sell the Warrant in a private transaction.

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

On March 28, 2012, the U.S. Department of the Treasury priced its secondary public offering of 57,000 shares of the Company’s Preferred Stock. The Company successfully bid for the purchase of 21,030 shares of the Preferred Stock for a total purchase price of $19,581, plus accrued and unpaid dividends on the Preferred Stock from and including February 15, 2012 to the settlement date, April 3, 2012. The book value of the preferred stock retired was $20,823. As a result of its successful bid in the offering, the Company retired 21,030 shares of its original sale of 57,000 shares of Preferred Stock on March 29, 2012. The difference between the book value and the bid price of $1,242 was credited to retained earnings.  On May 31, 2012 the Company purchased an additional 1,820 shares or $1,820 in liquidation value of the preferred stock at a cost of $1,747.  The difference between the book value and bid price of $60 was credited to retained earnings.  On December 5, 2012, the Company purchased an additional 19,050 shares or $19,050 in liquidation value of the preferred stock at a cost of $18,927.  The difference between the book value and bid price of $55 was credited to retained earnings. The $1,242 and $60 are included in the second quarter and nine months ending September 30, 2012 calculations shown in Note 7.  On July 10, 2013, the Company notified the remaining holders of its preferred stock that it intended to redeem all 15,100 preferred shares that remained outstanding.  The effective date for the redemption was August 12, 2013. The shares were redeemed from third-parties that purchased the preferred stock from the Treasury Department public auction of the preferred stock during 2012.  The purchase price for shares of the preferred stock in the redemption was the stated liquidation value of $1,000.00 per share, plus any accrued or unpaid dividends that have been earned thereon up to, but not including, the date of redemption.  The difference between the book value of $14,952 and redemption price of $15,100, $148 was charged to retained earnings.  As a result of this redemption, no shares of the Company’s preferred stock remain outstanding.

NOTE 11 — INCOME TAXES

In accordance with ASC 740-270-50-1, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2013 and 2012 based on the current estimate of the effective annual rate.  The effective tax rate for the third quarter of 2013 was 20.9% versus 17.9% for the same period 2012.  For the first nine months of 2013 and 2012, the effective tax rate was 16.5% and 17.7% respectively.  The decrease in the rate for the nine month period in 2013 was due to the decrease in pre-tax income in the first nine months of 2013 offset by the same amount of tax exempt interest income and tax credits that were taken in the first nine months of 2012.  Also, approximately $250 of expenses in the first nine months of 2012 were non-deductible for tax purposes.

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

NOTE 13 — BRANCH CLOSURES

In April 2013, the Company closed eight branch offices in the following locations: Redkey, Fortville, Cambridge City, Fountain City, Trafalgar, East Enterprise, and Covington, Indiana and Troy, Ohio.  The Company now operates two offices in Troy, Ohio.  In total, the eight branches being closed represent approximately $85,000 in deposits.  Included in the nine months ending September 30, 2013 operating results are $150 of severance costs, $550 of impairment costs for the affected properties, and $50 of other costs related to the closing of the branches.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands except per share data)

Overview

MainSource Financial Group, Inc. (“MainSource or the “Company”) is a financial holding company whose principal activity is the ownership and management of its subsidiary bank, MainSource Bank (“Bank”) headquartered in Greensburg, Indiana.  Through its non-bank affiliates, the Company provides services incidental to the business of banking.  The Bank operates under a state charter and is subject to regulation by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation.

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

Results of Operations

Net income for the third quarter of 2013 was $7,632 compared to net income of $6,986 for the third quarter of 2012. The increase in net income was primarily attributable to a reduction in provision expense for the quarter, increases in fee based accounts, as well as a prepayment penalty on an FHLB advance in 2012,  offset by a decrease in net interest income and slight increases in employee and equipment costs.  Diluted earnings per common share for the third quarter of 2013 totaled $0.36, an increase from the $0.32 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 9.91% for the third quarter of 2013 while return on average assets was 1.09% for the same period, compared to 8.30% and 1.02% respectively, in the third quarter of 2012.

For the nine months ended September 30, 2013, net income was $18,947 compared to net income of $19,979 for the same period a year ago.  The decrease in net income was primarily attributable to expenses related to opening several new branches in late 2012 and early 2013.  The aforementioned comments above for the third quarter are also appropriate for the nine month activity. Diluted earnings per share was $.90 for the first nine months of 2013 compared to $.96 for the same period in 2012. Return on average shareholders’ equity was 7.97% for the first nine months of 2013 while return on average assets was 0.91% for the same period, compared to 7.99% and 0.97% in the first nine months of 2012.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Third quarter net interest income of $22,953 in 2013 was a decrease of 1.6% versus the third quarter of 2012. While average earning assets were 2.1% greater than the third quarter of 2012, decreases in yields resulted in lower net interest income.   Increases in loan balances of $52 million were offset by a reduction in fed funds sold of $17 million. Also affecting net interest income was an increase in average demand deposits, money market accounts, and savings accounts of $120 million which offset a decrease in higher costing CD’s of $75 million.  Net interest margin, on a fully-taxable equivalent basis, was 3.93% for the third quarter of 2013, a 14 basis point decrease compared to 4.07% for the same period a year ago and flat on a linked quarter basis.

For the first nine months of 2013, the Company’s net interest margin was 3.92% compared to 4.08% for the first nine months of 2012.

The following tables summarize net interest income (on a tax-equivalent basis) for the three and nine month periods ending September 30, 2013 and 2012.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)* - three months ended September 30

	2013				2012
	Average Balance	Interest	Average Rate ***		Average Balance	Interest	Average Rate ***
Assets
Short-term investments	$8,087	$5	0.25%		$31,480	$27	0.34%
Federal funds sold and money market accounts	7,729	5	0.26		11,034	8	0.29
Securities
Taxable	582,332	3,112	2.14		573,317	2,948	2.06
Non-taxable*	315,616	4,723	5.99		298,311	4,624	6.20
Total securities	897,948	7,835	3.49		871,628	7,572	3.47
Loans**
Commercial*	908,436	11,428	5.03		880,165	12,473	5.67
Residential real estate	411,845	4,542	4.41		397,443	4,999	5.03
Consumer	281,357	3,320	4.72		271,701	3,470	5.11
Total loans	1,601,638	19,290	4.82		1,549,309	20,942	5.41
Total earning assets	2,515,402	27,135	4.32		2,463,451	28,549	4.64
Cash and due from banks	39,258				39,418
Unrealized gains (losses) on securities	5,936				42,608
Allowance for loan losses	(27,999)				(36,774)
Premises and equipment, net	56,611				49,949
Intangible assets	70,156				68,107
Accrued interest receivable and other assets	112,562				108,605
Total Assets	$2,771,926				$2,735,364
Liabilities
Interest-bearing deposits DDA, savings, and money market accounts	$1,360,538	$350	0.10		$1,303,314	$480	0.15
Certificates of deposit	401,994	816	0.81		476,922	1,291	1.08
Total interest-bearing deposits	1,762,532	1,166	0.26		1,780,236	1,771	0.40
Short-term borrowings	33,292	18	0.22		36,112	31	0.34
Subordinated debentures	49,000	421	3.44		49,000	460	3.75
Notes payable and FHLB borrowings	182,170	819	1.80		149,114	1,239	3.32
Total interest-bearing liabilities	2,026,994	2,424	0.48		2,014,462	3,501	0.70
Demand deposits	415,825				352,915
Other liabilities	23,427				33,305
Total liabilities	2,466,246				2,400,682
Shareholders’ equity	305,680				334,682
Total liabilities and shareholders’ equity	$2,771,926				$2,735,364
Net interest income		$24,711	$3.93	****		$25,048	4.07	****
Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$1,758				$1,717

*	Adjusted to reflect income related to securities and loans exempt from Federal income taxes of 35%
**	Nonaccruing loans have been included in the average balances.
***	Annualized
****	Net interest income divided by total earning assets.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)* - nine months ended September 30

	2013				2012
	Average Balance	Interest	Average Rate ***		Average Balance	Interest	Average Rate ***
Assets
Short-term investments	$14,724	$29	0.26%		$56,944	$117	0.27%
Federal funds sold and money market accounts	12,362	23	0.25		11,240	24	0.28
Securities
Taxable	575,424	8,741	2.03		565,290	9,561	2.26
Non-taxable*	311,824	14,055	6.01		301,371	14,035	6.21
Total securities	887,248	22,796	3.43		866,661	23,596	3.63
Loans**
Commercial*	894,906	34,510	5.14		892,790	38,266	5.71
Residential real estate	411,971	13,868	4.49		389,535	15,147	5.18
Consumer	273,905	9,732	4.74		270,648	10,497	5.17
Total loans	1,580,782	58,110	4.90		1,552,973	63,910	5.49
Total earning assets	2,495,116	80,958	4.33		2,487,818	87,647	4.70
Cash and due from banks	41,416				42,111
Unrealized gains (losses) on securities	24,990				40,224
Allowance for loan losses	(30,136)				(38,434)
Premises and equipment, net	55,776				50,462
Intangible assets	70,492				68,435
Accrued interest receivable and other assets	114,306				110,369
Total Assets	$2,771,960				$2,760,985
Liabilities
Interest-bearing deposits DDA, savings, and money market accounts	$1,360,544	$1.071	0.10		$1,315,073	$1,686	0.17
Certificates of deposit	424,042	2,728	0.86		507,496	4,360	1.15
Total interest-bearing deposits	1,784,586	3,799	0.28		1,822,569	6,046	0.44
Short-term borrowings	32,637	50	0.20		30,025	88	0.39
Subordinated debentures	49,000	1,284	3.49		49,000	1,382	3.76
Notes payable and FHLB borrowings	147,215	2,510	2.27		151,893	4,044	3.55
Total interest-bearing liabilities	2,013,438	7,643	0.51		2,053,487	11,560	0.75
Demand deposits	410,999				340,648
Other liabilities	29,576				32,846
Total liabilities	2,454,013				2,426,981
Shareholders’ equity	317,947				334,004
Total liabilities and shareholders’ equity	$2,771,960				$2,760,985
Net interest income		73,315	3.92	****		$76,087	4.08	****
Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%	$5,229					$5,228

*	Adjusted to reflect income related to securities and loans exempt from Federal income taxes of 35%.
**	Nonaccruing loans have been included in the average balances
***	Annualized
****	Net interest income divided by total earning assets.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates.

Volume/Rate Analysis of Changes in Net Interest Income

(Tax Equivalent Basis)

	3Q 2013 vs 3Q 2012 — three months			3Q 2013 vs 3Q 2012 — nine months
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Loans	$689	$(2,341)	$(1,652)	$1,127	$(6,927)	$(5,800)
Securities	230	34	264	551	(1,351)	(800)
Federal funds sold and money market funds	(2)	(1)	(3)	2	(3)	(1)
Short-term investments	(15)	(8)	(23)	(83)	(5)	(88)
Total interest income	902	(2,316)	(1,414)	1,597	(8,286)	(6,689)
Interest expense
Interest-bearing DDA, savings, and money market accounts	$20	$(150)	$(130)	$56	$(671)	(615)
Certificates of deposit	(183)	(292)	(475)	(646)	(986)	(1,632)
Borrowings	183	(616)	(433)	(46)	(1,526)	(1,572)
Subordinated debentures	—	(39)	(39)	—	(98)	(98)
Total interest expense	20	(1,097)	(1,077)	(636)	(3,281)	(3,917)
Change in net interest income	882	(1,219)	(337)	2,233	(5,005)	(2,772)
Change in tax equivalent adjustment			(41)			(1)
Change in net interest income before tax equivalent adjustment			$(378)			$(2,773)

Variances not attributed to rate or volume are allocated between rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

Third quarter non-interest income for 2013 was $11,183 compared to $11,577 for the third quarter of 2012.  Contributing to the decrease of $394 was a decrease in securities gains of $830 and mortgage banking of $561.  The Company experienced a reduced spread on the mortgages it sold in 2013.  Offsetting these decreases was an increase in trust and investment product fees of $419, service charges (primarily overdraft fees) of $236, and interchange income of $222.  The acquisition of two brokerage firms in late 2012 was the primary reason for the increase in trust and investment product fees.  Continued organic growth in deposit accounts has resulted in higher overdraft and interchange fee income.

For the nine months ended September 30, 2013, non-interest income was $32,809 compared to $32,142 for the same period a year ago. Contributing to the increase of $667 was a net increase in trust and investment product fees of $987, service charges (primarily overdraft fees) of $560, interchange income of $353, and an increase in cash surrender value of life insurance of $182.  The Company purchased some additional life insurance in late 2012.  Offsetting these increases were decreases in mortgage banking income of $832 and securities gains of $532.  One security was deemed to be impaired in the first quarter of 2012 and was written down by $500.

Non-interest Expense

The Company’s non-interest expense was $23,489 for the third quarter of 2013, compared to $24,403 for the same period in 2012.  The primary increases were in employee costs of $939, equipment costs of $446, and consultant expenses of $150, offset by reductions in collection expense of $196, FDIC assessment of $111, marketing expenses of $492, other expenses of $344, and a prepayment expense of $1,313 on an FHLB advance in 2012.  The increase in employee costs and equipment costs is a result of the investment in new branches and markets in the latter half of 2012 and early 2013.  The reduction in collection expenses is due to the overall credit improvement in the loan portfolio.  The reduction in the FDIC assessment is related to an improvement in the Company’s risk ratings used to compute its premium.  Other expenses decreased due to a combination of many favorable amounts in smaller categories. The Company’s efficiency ratio was 65.4% for the third quarter of 2013 compared to 66.6% for the same period a year ago.

For the nine months ended September 30, 2013, non-interest expense was $74,472 compared to $71,126 for the same period a year ago. The primary increases were in salaries and employee benefits of $2,465, a net difference on prepayment penalties on FHLB advances of $926, occupancy and equipment costs of $1,205, consultant expenses of $650, and interchange expense of $245. The increase in employee, occupancy and equipment costs is a result of the aforementioned investment in new branches and markets. The increase in interchange expenses is a direct result of the increase in interchange fees.  Offsetting these increases were decreases in FDIC assessment of $627, collection expenses of $404, marketing expenses of $425, and other expenses of $759. The reduction in FDIC assessment is related to an improvement in the Company’s risk ratings used to compute its premium. The reduction in collection expenses is due to the overall credit improvement in the loan portfolio.  Other expenses decreased primarily due to the expenses related to the Treasury’s auction of its Series A Preferred Stock in the Company and the Company’s bid to purchase such stock announced in the first quarter of 2012.  The Company’s efficiency ratio was 70.2% for the first nine months of 2013 compared to 65.7% for the same period a year ago.

Income Taxes

The effective tax rate for the third quarter of 2013 was 20.9% versus 17.9% for the same period 2012.  The increase was due to the increase in pre-tax income in the third quarter of 2013 while the level of non-taxable interest remained level.

The effective tax rate for the first nine months was 16.5% for 2013 compared to 17.7% for the same period a year ago.  The decrease in the effective tax rate was due to the decrease in income before taxes while the Company’s tax exempt income and credits remained relatively consistent with prior periods.  Also, there were some expenses in the first nine months of 2012 that were non-deductible for tax purposes.

Financial Condition

Total assets at September 30, 2013 were $2,824,347, an increase from total assets of $2,769,288 as of December 31, 2012.  The growth occurred in the loan portfolio as almost all categories showed an increase in balances.   Average earning assets represented 90.5% of average total assets for the third quarter of 2013 and 89.9% for the same period in 2012. Average loans represented 73.7% of average deposits in the third quarter of 2013 and 72.7% for the comparable period in 2012.  Average loans as a percent of average assets were 57.8% and 56.6% for the three month periods ended September 30, 2013 and 2012 respectively.

While deposits decreased at September 30, 2013 compared to December 31, 2012, noninterest bearing deposits and savings deposits increased $38 million and were offset by a reduction of $51 million in higher-priced CD balances.

Shareholders’ equity was $304 million on September 30, 2013 compared to $324 million on December 31, 2012.  Book value (shareholders’ equity) per common share was $14.92 at September 30, 2013 versus $15.21 at year-end 2012. Accumulated other comprehensive income increased book value per share by $0.30 at September 30, 2013 and increased book value per share by $1.27 at December 31, 2012.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.

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

Total loans (excluding loans held for sale) increased $58 million from year end 2012 with the increase coming from all portfolio segments.  The Company is experiencing improving overall demand across all segments.  Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 25.1% of total loans at September 30, 2013 and 25.4% at December 31, 2012. On September 30, 2013, the Company had $5,888 of residential real estate loans held for sale, which was a decrease from the year-end balance of $17,025. The Company generally retains the servicing rights on mortgages sold.

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

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Amount	$32,134	$35,087	$40,454	$51,118	$50,698
Percent of loans	2.00%	2.22%	2.60%	3.29%	3.31%

The reduction of $19 million from year end was primarily due to the transfer to performing status of five credits totaling $10 million taken in the first three months of 2013.  The five credits taken out of non performing TDR status were loans that were restructured into A/B notes during mid 2012.  The new restructured notes have made timely payments since the restructuring so they were removed from non performing TDR status at March 31, 2013.  Of the $32,134 of non-performing loans at September 30, 2013, $10,791 had a specific reserve allocated of $1,630.

A reconciliation of the non-performing assets for the first nine months of 2013 and 2012 is as follows:

	2013	2012
Beginning Balance - NPA - January 1,	$57,795	$80,732
Non-accrual
Add: New non-accruals	13,226	29,181
Less: To accrual/payoff/restructured	(9,689)	(9,579)
Less: To OREO	(2,904)	(4,125)
Less: Charge offs	(8,112)	(12,243)
Increase/(Decrease): Non-accrual loans	(7,479)	3,234
Other Real Estate Owned (OREO)
Add: New OREO properties	2,904	4,125
Less: OREO sold	(4,155)	(8,975)
Less: OREO losses (write-downs)	(642)	(929)
Increase/(Decrease): OREO	(1,893)	(5,779)
Increase/(Decrease): Repossessions	—	(79)
Increase/(Decrease): 90 Days Delinquent	(565)	(2,887)
Increase/(Decrease): TDR’s	(10,940)	(14,846)
Total NPA change	(20,877)	(20,357)
Ending Balance - NPA - September 30	$36,918	$60,375

At September 30, 2013, two of the non-accrual loan balances were greater than $1,000 compared to one loan balance greater than $1,000 at December 31, 2012. These loans are primarily real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses. In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate, other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection. The Company reviews each relationship before it grants the concession to insure the creditor can comply with the new terms. To date, most of the concessions have been extensions of maturity dates.

The Company continued to see a reduction in its Special Mention and Substandard Loans in the third quarter of 2013.  These loans decreased $26 million from the end of 2012.  The loans upgraded were the result of overall improvement in the underlying fundamentals of the credit.

The provision for loan losses was $1,000 in the third quarter of 2013 compared to $2,000 for the same period in 2012 and $1,000 for the second quarter of 2013. For the first nine months of 2013 and 2012, the provision for loan loss was $3,734 and $7,600 respectively.  The decrease in provision expense from 2012 was primarily due to the relative stabilization and reduction in the amount of non-performing and watch list loans in the aggregate.  The amount of new non-accrual loans in the third quarter of 2013 was approximately $5 million lower than the first quarter of 2013 and was flat with the second quarter of 2013 which was the lowest quarter of new non-accrual loans since 2008.

Net charge-offs were $1,153 for the third quarter of 2013 compared to $5,043 for the same period a year ago and $8,112 for the first nine months of 2013 compared to $12,243 a year ago.  30% of the Company’s charge-offs for the first nine months of 2013 were related to 9 commercial credits.  These charge-offs were 90% reserved for in prior quarters.  All other charge-offs were smaller dollar amounts.

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The allowance for loan losses as of September 30, 2013 was considered adequate by management.  The allowance for loan losses was $27,849 as of September 30, 2013 and represented 1.73% of total outstanding loans compared to $32,227 as of December 31, 2012 or 2.07% of total outstanding loans.  The decrease in the percentage was due to an improvement in nonperforming assets for the quarter and a decline in the overall level of problem loans.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of September 30, 2013, the Company had $893,187 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $9,513 was recorded to adjust the AFS portfolio to current market value at September 30, 2013, compared to an unrealized pre-tax gain of $39,582 at December 31, 2012. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 88.1% and 87.0% of total average earning assets for the nine-month periods ending September 30, 2013 and 2012. Total interest-bearing deposits averaged 81.2% and 84.2% of average total deposits for the nine-month periods ending September 30, 2013 and 2012, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $247,291 outstanding at September 30, 2013. These advances have interest rates ranging from 0.28% to 4.76%.  Approximately $118,000 of these advances are short term advances while the remaining advances were originally long-term advances with approximately $55,000 maturing in 2013, $78,000 maturing in 2014, $25,000 maturing in 2015, $15,000 maturing in 2016, and $74,000 maturing in 2017 and beyond.

Capital Resources

Total shareholders’ equity was $304,471 at September 30, 2013, which was a decrease of $19,280 compared to the $323,751 of shareholders’ equity at December 31, 2012. The decrease in shareholders’ equity was primarily attributable to the Company’s other comprehensive loss of $19,545,  preferred and common dividends of $470 and $4,075 respectively, purchase of the final portion of the preferred shares of $15,100, offset by net income of $18,947 for the first nine months of 2013.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At September 30, 2013, Tier 1 capital to total average assets was 10.3%. Tier 1 capital to risk-adjusted assets was 15.9%. Total capital to risk-adjusted assets was 17.1%. All three ratios exceed all required ratios established for bank holding companies.  Risk-adjusted capital levels of the Bank exceed regulatory definitions of well-capitalized institutions.  Recently, the Federal Reserve and the FDIC released their final proposed rules for capital requirements under Basel III.  The Company has reviewed its capital position under Basel III and determined it will not have a material change to its capital.

The Company declared and paid common dividends of $0.08 per share in the third quarter of 2013 versus $0.03 per share for the third quarter of 2012.  The Company has increased its common dividend in the last few quarters as it has reduced its preferred dividend requirement and its credit metrics have continued to improve.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 82.3% of total earning assets for the nine months ended September 30, 2013 and 80.3% for the same period in 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Credit and Risk Committee of the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2013 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Corporation’s Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 14, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)                                  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.  The Company repurchased the following registered securities during the third quarter of 2013:

					Maximum Number
				Total Number of Shares	(or Approximate Dollar
	Total Number		Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	of Shares (or		Paid Per Share	of Publicly Announced Plans	That May Yet Be Purchased
Period	Units) Purchased		(or Unit)	or Programs	Under the Plans or Programs (1)

July 2013	—		—	—	0
August 2013	15,100	(1)	$1,000.00	—	0
September 2013	—		—	0	0
Total:	15,100			0	0

(1)         Consists of 15,100 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued under the United States Treasury’s Capital Purchase Program.  The preferred shares were redeemed in accordance with their terms.

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

101

The following financial statements and notes from the MainSource Financial Group Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i)  Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the condensed consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSOURCE FINANCIAL GROUP, INC.

November 8, 2013

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

November 8, 2013

/s/ James M. Anderson
James M. Anderson
Senior Vice President & Chief Financial Officer