Form 10-K
period 2013-12-31
MAINSOURCE FINANCIAL GROUP
filed 2014-03-14
CIK 720002

Use these links to rapidly review the document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $273,856,945 as of June 30, 2013.

As of March 14, 2014, there were outstanding 20,424,224 common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K Into Which Incorporated
Definitive Proxy Statement for Annual Meeting of Shareholders to be held April 30, 2014	Part III (Items 10 through 14)

FORM 10-K

       Pursuant to General Instruction G, the information called for by Items 10-14 is omitted by MainSource Financial Group, Inc. since MainSource Financial Group, Inc. will file with the Commission a definitive proxy statement for its 2014 Annual Meeting of Shareholders pursuant to Regulation 14A not later than 120 days after the close of the fiscal year containing the information required by Items 10-14.

PART I.

(Dollar amounts in thousands except per share data)

ITEM 1.   BUSINESS

General

       MainSource Financial Group, Inc. ("MainSource" or the "Company") is an Indiana corporation and bank holding company, within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), that has elected to become a financial holding company ("FHC"). The Company is based in Greensburg, Indiana. As of December 31, 2013, the Company operated one banking subsidiary: MainSource Bank ("the Bank"), an Indiana state chartered bank. Through its non-bank affiliates, the Company provides services incidental to the business of banking. Since its formation in 1982, the Company has acquired and established various institutions and financial services companies and may acquire additional financial institutions and financial services companies in the future. For further discussion of the business of the Company see Management's Discussion and Analysis in Part II, Item 7.

       As of December 31, 2013, the Company operated 74 branch banking offices in Indiana, Illinois, Ohio and Kentucky. As of December 31, 2013, the Company had consolidated assets of $2,859,864, consolidated deposits of $2,200,628 and shareholders' equity of $305,526.

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

       Residential real estate lending has been the largest component of the loan portfolio for many years. The Bank generates residential mortgages for its own portfolio. However, the Company elects to sell the majority of its fixed rate mortgages into the secondary market while maintaining the servicing of such loans. At December 31, 2013, the Company was servicing a $786 million residential real estate loan portfolio. By originating loans for sale in the secondary market, the Company can more fully satisfy customer demand for fixed rate residential mortgages and increase fee income, while reducing the risk of loss caused by rising interest rates.

       The principal source of revenues for the Company is interest and fees on loans, which accounted for 53.4% of total revenues in 2013, 55.0% in 2012 and 55.7% in 2011. While the Company's chief decision makers monitor the revenue streams of the various Company products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's financial service operations are considered by management to be aggregated in one reportable operating segment.

       The Company's investment securities portfolio is primarily comprised of state and municipal bonds; U. S. government sponsored entities' mortgage-backed securities and collateralized mortgage obligations; and corporate securities. The Company has classified its entire investment portfolio as available for sale, with fair value changes reported separately in shareholders' equity. Funds invested in the investment portfolio generally represent funds not immediately required to meet loan demand. Income related to the Company's investment portfolio accounted for 16.7% of total revenues in 2013, 16.2% in 2012 and 17.0% in 2011. As of December 31, 2013, the Company had not identified any securities as being "high risk" as defined by the FFIEC Supervisory Policy Statement on Securities Activities.

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

Employees

       As of December 31, 2013, the Company and its subsidiaries had 772 full-time equivalent employees to whom they provide a variety of benefits and with whom they enjoy excellent relations. None of our employees are subject to collective bargaining agreements.

Available Information

       We make available free of charge on or through our Internet web site, www.mainsourcebank.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Such materials are also available free of charge on the SEC website, www.sec.gov. We have included our and the SEC's Internet website addresses throughout this Annual Report on Form 10-K as textual references only. The information contained on these websites is not incorporated into this Annual Report on Form 10-K.

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

       The BHC Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any "nonbanking" company unless the nonbanking activities are found by the FRB to be "so closely related to banking...as to be a proper incident thereto." Under current regulations of the FRB, a bank holding company and its nonbank subsidiaries are permitted, among other activities, to engage in such banking-related business ventures as consumer finance, equipment leasing, data processing, mortgage banking, financial and investment advice, and securities brokerage services. The BHC Act does not place territorial restrictions on the activities of a bank holding company or its nonbank subsidiaries.

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

  Gramm-Leach-Bliley Financial Modernization Act of 1999

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

       Currently, a "well capitalized" institution is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage ratio of at least 5% and is not subject to regulatory direction to maintain a specific level for any capital measure. An "adequately capitalized" institution is one that has ratios greater than 8%, 4% and 4%. An institution is "undercapitalized" if its respective ratios are less than 8%, 4% and 4%. "Significantly undercapitalized" institutions have ratios of less than 6%, 3% and 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity to total assets that is 2% or less.

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

  Dividends

       The Company is a legal entity separate and distinct from the Bank. There are various legal limitations on the extent to which the Bank can supply funds to the Company. The principal source of the Company's funds consists of dividends from the Bank. State and Federal law restricts the amount of dividends that may be paid by banks. The specific limits depend on a number of factors, including the bank's type of charter, recent earnings, recent dividends, level of capital and regulatory status. The regulators are authorized, and under certain circumstances are required, to determine that the payment of dividends or other distributions by a bank would be an unsafe or unsound practice and to prohibit that payment. For example, the FDI Act generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized.

       The Dodd-Frank Act and its accompanying regulations also limit a depository institution's ability to make capital distributions if it does not hold a 2.5% capital buffer above the required minimum risk-based capital ratios. Regulators also review and limit proposed dividend payments as part of the supervisory process and review of an institution's capital planning. In addition to dividend limitations, the Bank is subject to certain restrictions on extensions of credit to the Company, on investments in the stock or other securities of the Company and in taking such stock or securities as collateral for loans.

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

  Capital Requirements

       As discussed above, the Company and the Bank must meet certain minimum capital requirements mandated by each of their state or federal regulators. These regulatory agencies require BHCs and banks to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. The FRB requires BHCs to maintain a minimum Tier 1 leverage ratio of 3% capital to total assets; however, for all but the most highly rated institutions which do not anticipate significant growth, the minimum Tier 1 leverage ratio is 3% plus an additional cushion of 100 to 200 basis points. As of December 31, 2013, the Company's leverage ratio of capital to total assets was 10.1%. The FRB and FDIC each have approved the imposition of "risk-adjusted" capital ratios on BHCs and financial institutions. The Company's Tier 1 Capital to Risk-Weighted Assets Ratio was 15.4% and its Total Capital to Risk-Weighted Assets Ratio was 16.7% at December 31, 2013. The Bank had capital to asset ratios and risk- adjusted capital ratios at December 31, 2013, in excess of the applicable minimum regulatory requirements.

  The Dodd-Frank Wall Street Reform and Consumer Protection Act

       On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform act entitled the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (Dodd-Frank Act). This significant law affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Various federal agencies are given significant discretion in drafting and implementing a broad range of new rules and regulations, and consequently, while many new rules and regulation have been adopted, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

       Certain provisions of Dodd-Frank are now effective and have been fully implemented, including the revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching and required disclosure and shareholder advisory votes on executive compensation. Action in 2013 to implement the final Dodd-Frank provisions included (i) final new capital rules, (ii) a final rule to implement the so called "Volcker rule" restrictions on certain proprietary trading and investment activities and (iii) final rules and increased enforcement action by the Consumer Finance Protection Bureau ("CFPB").

       Key provisions of the Dodd-Frank Act are as follows:

  •
  eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts.

  •
  broadened the base for Federal Deposit Insurance Corporation insurance assessments.

  •
  required publicly traded companies to give stockholders a nonbinding vote on executive compensation and so-called "golden parachute" payments.

  •
  broadened the scope of derivative instruments, and subjected covered institutions to increased regulation of its derivative business, including margin requirements, record keeping and reporting requirements, and heightened supervision.

  •
  created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance with consumer laws by their primary bank regulators. The CFPB, along with the Department of Justice and bank regulatory authorities also seek to enforce discriminatory lending laws. In such actions, the CFPB and others have used a disparate impact analysis, which measures discriminatory results without regard to intent.

  •
  debit card and interchange fees must be reasonable and proportional to the issuer's cost for processing the transaction. The Federal Reserve Board has approved a debit card interchange regulation which caps an issuer's base fee at $0.21 per transaction plus an additional fee computed at five basis-points of the transaction value. These standards apply to issuers that, together with their affiliates, have assets of $10 billion or more. The Company's assets are under $10 billion and therefore it is not directly impacted by these provisions.

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

  Basel III

       In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, officially identified by the Basel Committee as "Basel III". The Basel III standards operate in conjunction with portions of standards previously released by the Basel Committee and commonly known as "Basel II" and "Basel 2.5." On June 7, 2012, the Federal Reserve Board, FDIC, and the Office of the Comptroller of the Currency requested comment on these proposed rules that, taken together, would implement the Basel regulatory capital reforms through what are referred to herein as the "Basel III capital framework."

       On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the FDIC adopted the same provisions in the form of an "interim" final rule. The rule will apply to all national and state banks and savings associations and most bank holding companies and savings and loan holding companies, which are collectively referred to herein as "covered" banking organizations. The requirements in the rule begin to phase in on January 1, 2015 for covered banking organizations (including the Company). The requirements in the rule will be fully phased in by January 1, 2019. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased in basis to all banking organizations, including the Company and the Bank.

       The following are among the new requirements that will be phased in beginning January 1, 2015:

  •
  an increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets.

  •
  a new category and a required 4.50% of risk-weighted assets ratio is established for "common equity Tier 1" as a subset of Tier 1 capital limited to common equity.

  •
  a minimum non-risk-based leverage ratio is set at 4.00% eliminating a 3.00% exception for higher rated banks.

  •
  changes in the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities.

  •
  a new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios that will be phased in from 2016 to 2019 must be met to avoid limitations in the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

  •
  the risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures.

  •
  an additional "countercyclical capital buffer" is required for larger and more complex institutions.

  Volcker Rule

       On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, generally to become effective on July 21, 2015. The Volcker Rule prohibits an insured depository institution and its affiliates from: (i) engaging in "proprietary trading" and (ii) investing in or sponsoring certain types of funds ("covered funds") subject to certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies.

       Under these rules and subject to certain exceptions, banking entities, including the Company and the Bank, will be restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered "covered funds." These rules will become effective on April 1, 2014. Certain collateralized debt obligations ("CDO") securities backed by trust preferred securities were initially defined as covered funds subject to the investment prohibitions of the final rule. Action taken by the Federal Reserve in January 2014 exempted many such securities to address the concern that community banks holding such CDO securities may have been required to recognize losses on those securities.

  Office of Foreign Assets Control Regulation

       The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others which are administered by the U.S. Treasury Department Office of Foreign Assets Control. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

  Incentive Compensation

       The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure of incentive-based compensation arrangements to regulators. The agencies proposed such regulations in April 2011, but these regulations have not yet been finalized.

       In June 2010, the FRB and the FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. These three principles are incorporated into the proposed joint compensation regulations under The Dodd-Frank Act, discussed above. The FRB will review, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not "large, complex banking organizations." These reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiency.

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

Risks Related to Our Business.

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

       As of December 31, 2013, our total loan portfolio was approximately $1,672 million or 58% of our total assets. Three major components of the loan portfolio are loans principally secured by real estate, approximately $1,415 million or 85% of total loans; other commercial loans, approximately $211 million or 12% of total loans; and consumer loans, approximately $46 million or 3% of total loans. Our credit risk with respect to our consumer installment loan portfolio and commercial loan portfolio relates principally to the general creditworthiness of individuals and businesses within our local market area. Our credit risk with respect to our residential and commercial real estate mortgage and construction loan portfolio relates principally to the general creditworthiness of individuals and businesses and the value of real estate serving as security for the repayment of the loans. A related risk in connection with loans secured by commercial real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as security. Continued or worsening declines in the economy could cause additional credit issues, particularly within our residential and commercial real estate mortgage and construction loan portfolio.

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

       The interest rate risk inherent in our lending, investing, and deposit taking activities is a significant market risk to us and our business. We derive our income mainly from the difference or "spread" between the interest earned on loans, securities and other interest earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities. In general, the wider the spread, the more net interest income we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can greatly affect our income. In addition, interest rate fluctuations can affect how much money we may be able to lend. Changes in interest rates may also affect the level of voluntary prepayments on our loans and the level of financing or refinancing by customers. There can be no assurance that we will be successful in minimizing the adverse effects of changes in interest rates.

New mortgage regulations may adversely impact our business.

       Revisions made pursuant to Dodd-Frank to Regulation Z, which implements the Truth in Lending Act (TILA), effective in January 2014, apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans), and mandate specific underwriting criteria and "ability to repay" requirements for home loans. This may impact our offering and underwriting of single family residential loans in our residential mortgage lending operation and could have a resulting unknown effect on potential delinquencies. In addition, the relatively uniform requirements may make it difficult for regional and community banks to compete against the larger national banks for single family residential loan originations.

We may be required to pay significantly higher Federal Deposit Insurance Corporation (FDIC) premiums in the future.

       Insured institution failures during the past several years have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. In addition the Dodd-Frank Act permanently implemented FDIC insurance coverage for all deposit accounts up to $250,000 and revised the insurance premium assessment base from all domestic deposits to the average of total assets less tangible equity. The minimum reserve ratio of the deposit insurance fund has been increased from 1.15% to 1.35%, with the increase to be covered by assessments on insured institutions with assets over $10 billion until the new reserve ratio is reached.

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

       We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. To the extent our future operating results erode capital or we elect to expand through loan growth or acquisition we may be required to raise capital. Our ability to raise capital will depend on conditions in the capital markets, which are outside of our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise capital if needed or on favorable terms. If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. These could negatively impact our ability to operate or further expand our operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on our financial condition and results of operations.

We rely heavily on our management and other key personnel, and the loss of any of them may adversely affect our operations.

       We are and will continue to be dependent upon the services of our management team. The loss of any of our senior managers could have an adverse effect on our growth and performance because of their skills, knowledge of the markets in which we operate and years of industry experience and the difficulty of promptly finding qualified replacement personnel. The loss of key personnel in a particular market could have an adverse effect on our performance in that market because it may be difficult to find qualified replacement personnel who are already located in or would be willing to relocate to a non-metropolitan market. Additionally, recent regulations issued by banking regulators regarding executive compensation may impact our ability to compensate executives and, as a result, to attract and retain qualified personnel.

The geographic concentration of our markets makes our business highly susceptible to local economic conditions.

       Unlike larger banking organizations that are more geographically diversified, our operations are currently concentrated in 30 counties in Indiana, three counties in Illinois, two counties in Ohio, and three counties in Kentucky. As a result of this geographic concentration in four fairly contiguous markets, our financial results depend largely upon economic conditions in these market areas. A deterioration in economic conditions in one or all of these markets could result in one or more of the following:

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

       We face substantial competition for deposit, credit and trust relationships, as well as other sources of funding in the communities we serve. Competing providers include other banks, thrifts and trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, money market funds and other financial and nonfinancial companies which may offer products functionally equivalent to those offered by the Bank. Competing providers may have greater financial resources than we do and offer services within and outside the market areas we serve. In addition to this challenge of attracting and retaining customers for traditional banking services, our competitors now include securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies who seek to offer one-stop financial services to their customers that may include services that banks have not been able or allowed to offer to their customers in the past. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. If we are unable to adjust both to increased competition for traditional banking services and changing customer needs and preferences, it could adversely affect our financial performance and your investment in our common stock.

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

Unanticipated costs related to our acquisitions could reduce our future earnings per share.

       We believe we have reasonably estimated the likely costs of integrating the operations of the banks we acquire into the Company and the incremental costs of operating such banks as a part of the MainSource family. However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses, such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on the results of operations and financial condition of MainSource. If unexpected costs are incurred, acquisitions could have a dilutive effect on our earnings per share. Current accounting guidance requires expensing of acquisition costs. In prior years, these costs could be capitalized. In other words, if we incur such unexpected costs and expenses as a result of our acquisitions, we believe that the earnings per share of our common stock could be less than they would have been if those acquisitions had not been completed.

We may be unable to successfully integrate the operations of the banks we have acquired and may acquire in the future and retain employees of such banks.

       Our acquisition strategy involves the integration of the banks we have acquired and may acquire in the future as MainSource subsidiary banks. The difficulties of integrating the operations of such banks with MainSource and its other subsidiary banks include:

  •
  coordinating geographically separated organizations;

  •
  integrating personnel with diverse business backgrounds;

  •
  combining different corporate cultures; or

  •
  retaining key employees.

       The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the Company, our subsidiary banks and the banks we have acquired and may acquire in the future and the loss of key personnel. The integration of such banks as MainSource subsidiary banks requires the experience and expertise of certain key employees of such banks who we expect to retain. We cannot be sure, however, that we will be successful in retaining these employees for the time period necessary to successfully integrate such banks' operations as subsidiary banks of MainSource. The diversion of management's attention and any delays or difficulties encountered in connection with the mergers, along with the integration of the banks as MainSource subsidiary banks, could have an adverse effect on our business and results of operation.

Risks Relating to the Banking Industry

Changes in governmental regulation and legislation could limit our future performance and growth.

       We are subject to extensive state and federal regulation, supervision and legislation that governs almost all aspects of our operations, as well as any acquisitions we may propose to make. Any change in applicable federal or state laws or regulations could have a substantial impact on us, our subsidiary banks and our operations. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could reduce the value of your investment.

The implementation of final rules under the many provisions of Dodd-Frank Act could adversely affect us.

       Regulation of the financial services industry is undergoing major changes from the enactment and ongoing implementation of Dodd-Frank. Certain provisions of Dodd-Frank are effective and have been fully implemented, including the revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in FDIC coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of remaining barriers to interstate branching and required disclosure and shareholder advisory votes on executive compensation. Other recent actions to implement the final Dodd-Frank provisions include (i) final new capital rules, (ii) a final rule to implement the "Volcker Rule" restrictions on certain proprietary trading and investment activities and (iii) the promulgation of final rules and increased enforcement action by the CFPB. The full implementation of certain final rules is delayed or phased in over several years; therefore, as yet we cannot definitively assess what may be the short or longer term specific or aggregate effect of the full implementation of Dodd-Frank on us.

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

       During 2012 and 2013, the business environment continued to be adverse for many households and businesses in the United States and worldwide. While economic conditions in the United States and worldwide have begun to improve, there can be no assurance that this improvement will continue. Such conditions have affected, and could continue to adversely affect, the credit quality of the Company's loans, results of operations and financial condition.

Changes in consumer use of banks and changes in consumer spending and savings habits could adversely affect our financial results.

       Technology and other changes now allow many customers to complete financial transactions without using banks. For example, consumers can pay bills and transfer funds directly without going through a bank. This process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits. In addition, changes in consumer spending and savings habits could adversely affect our operations, and we may be unable to timely develop competitive new products and services in response to these changes that are accepted by new and existing customers.

Our earnings could be adversely impacted by incidences of fraud and compliance failure.

       Financial institutions are inherently exposed to fraud risk. A fraud can be perpetrated by a customer of MainSource, an employee, a vendor, or members of the general public. We are most subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, ATM transactions and checking transactions. Our largest fraud risk, associated with the origination of loans, includes the intentional misstatement of information in property appraisals or other underwriting documentation provided to us by third parties. Compliance risk is the risk that loans are not originated in compliance with applicable laws and regulations and our standards. There can be no assurance that we can prevent or detect acts of fraud or violation of law or our compliance standards by the third parties that we deal with. Repeated incidences of fraud or compliance failures would adversely impact the performance of our loan portfolio.

Risks Related to the Company's Stock

We may not be able to pay dividends in the future in accordance with past practice.

       The Company has traditionally paid a quarterly dividend to common stockholders. The Company is a separate legal entity from the Bank and receives substantially all of its revenue and cash flow from dividends paid by the Bank to the Company. Indiana state law and agreements between the Bank and its federal and state regulators may limit the amount of dividends that the Bank may pay to the Company. In the event that the Bank is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt obligations or pay dividends on its common stock. Additionally, any payment of dividends in the future will depend, in large part, on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors. Starting in the second quarter of 2009 and continuing to the second quarter of 2012, the Company reduced the amount of cash dividends paid. This reduction was made to preserve capital levels at the Company. Beginning in the third quarter of 2012, the Company raised the dividend to $.03/share, and in the first quarter of 2013 it raised the dividend to $.06/share. In the third quarter of 2013, the Company raised the dividend to $.08/share.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

       None.

ITEM 2.    PROPERTIES

       As of December 31, 2013, the Company leased an office building located in Greensburg, Indiana, from one of its subsidiaries for use as its corporate headquarters. The Company's subsidiaries own, or lease, all of the facilities from which they conduct business. All leases are comparable to other leases in the respective market areas and do not contain provisions materially detrimental to the Company or its subsidiaries. As of December 31, 2013 the Company had 74 banking locations. At December 31, 2013, the Company had approximately $55,957 invested in premises and equipment.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER'S PURCHASES OF EQUITY SECURITIES

Market Information

       The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol MSFG. The Common Stock was held by approximately 5,000 shareholders at March 14, 2014. The quarterly high and low closing prices for the Company's common stock as reported by NASDAQ and quarterly cash dividends declared and paid are set forth in the tables below. All per share data is retroactively restated for all stock dividends and splits.

       The range of known per share prices by calendar quarter, based on actual transactions, excluding commissions, is shown below.

	Market Prices
2013	Q1	Q2	Q3	Q4

High	$15.10	$14.12	$15.53	$18.05
Low	$12.65	$12.02	$13.81	$14.05
2012	Q1	Q2	Q3	Q4

High	$12.12	$12.05	$13.00	$12.97
Low	$8.84	$10.80	$11.27	$11.50
	Cash Dividends
2013	Q1	Q2	Q3	Q4

	$0.06	$0.06	$0.08	$0.08
2012	Q1	Q2	Q3	Q4

	$0.01	$0.01	$0.03	$0.03

       It is expected that the Company will continue to consider the Company's results of operations, capital levels and other external factors beyond management's control in making the decision to maintain or further raise the dividend.

Issuer Purchases of Equity Securities

       The Company purchased the following equity securities of the Company during the quarter ended December 31, 2013:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

October 1-31, 2013	—	—	—	0
November 1-30, 2013	—	—	—	0
December 1-31, 2013	—	—	—	0

Total:	—	—	—	0

Stock Performance Graph

       The following performance graph compares the performance of our common shares to the performance of the NASDAQ Market Index (U.S.) and the NASDAQ Bank Stocks Index for the 60 months ended December 31, 2013. The graph assumes an investment of $100 in each of the Company's common shares, the NASDAQ Market Index (U.S.) and the NASDAQ Bank Stocks Index on December 31, 2008.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13

MainSource Financial Group	100.00	31.34	64.99	55.16	79.29	113.87
NASDAQ MARKET INDEX (U.S.)	100.00	143.88	168.23	165.19	191.47	264.81
NASDAQ Bank Stocks Index	100.00	81.49	91.16	79.86	92.46	128.43

ITEM 6.    SELECTED FINANCIAL DATA

Selected Financial Data
(Dollar amounts in thousands except per share data)

	2013	2012	2011	2010	2009

Results of Operations
Net interest income	$91,300	$94,082	$99,848	$101,252	$98,008
Provision for loan losses	4,534	9,850	17,800	35,250	46,310
Noninterest income	43,129	43,891	45,308	41,291	40,050
Noninterest expense, excluding goodwill impairment	98,231	94,838	99,805	92,252	87,222
Goodwill impairment	—	—	—	—	80,310
Income (loss) before income tax	31,664	33,285	27,551	15,041	(75,784)
Income tax (benefit)	5,319	6,027	3,738	239	(11,645)
Net income (loss)	26,345	27,258	23,813	14,802	(64,139)
Preferred dividends and accretion	504	2,110	3,054	3,054	2,919
Net income (loss) available to common shareholders	25,693	26,505	20,759	11,748	(67,058)
Dividends paid on common stock	5,709	1,623	807	805	5,135
Per Common Share*
Earnings (loss) per share (basic)	$1.26	$1.31	$1.03	$0.58	$(3.33)
Earnings (loss) per share (diluted)	1.26	1.30	1.03	0.58	(3.33)
Dividends paid	0.28	0.08	0.04	0.04	0.26
Book value — end of period	14.96	15.21	13.87	12.24	11.84
Tangible book value — end of period	11.53	11.72	10.45	8.71	8.16
Market price — end of period	18.03	12.67	8.83	10.41	4.78
At Year End
Total assets	$2,859,864	$2,769,288	$2,754,180	$2,769,312	$2,906,530
Securities	891,106	902,341	876,090	806,071	714,607
Loans, excluding held for sale	1,671,926	1,553,383	1,534,379	1,680,971	1,885,447
Allowance for loan losses	27,609	32,227	39,889	42,605	46,648
Total deposits	2,200,628	2,185,054	2,159,900	2,211,564	2,270,650
Federal Home Loan Bank advances	247,858	141,052	151,427	152,065	222,265
Subordinated debentures	46,394	50,418	50,267	50,117	49,966
Shareholders' equity	305,526	323,751	336,553	302,570	294,462
Financial Ratios
Return on average assets	0.95%	0.99%	0.85%	0.51%	(2.19)%
Return on average common shareholders' equity	8.35	8.15	7.44	4.86	(22.61)
Allowance for loan losses to total loans (year end, excluding held for sale)	1.65	2.07	2.60	2.53	2.47
Allowance for loan losses to total non-performing loans (year end)	104.02	63.04	61.18	46.55	50.60
Shareholders' equity to total assets (year end)	10.68	11.69	12.22	10.93	10.13
Average equity to average total assets	11.32	12.12	11.46	10.59	11.59
Dividend payout ratio	22.22	6.12	3.89	6.85	NM

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

Overview

       MainSource Financial Group, Inc. ("MainSource" or the "Company") is a financial holding company whose principal activity is the ownership and management of its wholly owned subsidiary bank: MainSource Bank headquartered in Greensburg, Indiana (the "Bank"). The Bank operates under an Indiana state charter and is subject to regulation by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation. Non-banking subsidiaries include MainSource Insurance, LLC, Insurance Services Marketing, LLC, MainSource Title, LLC, and MainSource Risk Management, Inc. The first three subsidiaries are subject to regulation by the Indiana Department of Insurance.

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

Results of Operations

       Net income attributable to common shareholders was $25,693 in 2013, $26,505 in 2012, and $20,759 in 2011. Earnings per common share on a fully diluted basis were $1.26 in 2013, $1.30 in 2012, and $1.03 in 2011. The primary drivers that led to the small decrease in net income in 2013 vs 2012 were decreases in mortgage banking income of $3,128, a decrease in net interest income of $2,782, decreases in securities gains of $1,032, increases in salary and employee benefits of $3,175, an increase in equipment costs of $1,367, and an increase in a prepayment penalty of $926 on an FHLB advance. An increase in rates led to a decrease in mortgage refinancing activity. The reduction in the Company's yield on earnings assets was not completely offset by the reduction in the Company's cost of funds. As a result of favorable pricing in 2012 vs 2013, the Company had fewer securities gains taken in 2013. The increase in employee and benefit costs was a result of the new markets the Company entered in the second half of 2012 and 2013. The increase in equipment costs is a result of several technology initiatives which enhance the customer experience with the Company. Finally, the Company paid off a FHLB advance early and incurred a prepayment penalty which was slightly higher than the penalty incurred in 2012. Offsetting these decreases were lower loan loss provision expense of $5,316, higher trust and investment product fees of $1,106, a reduction of OREO losses of $820, a reduction in FDIC assessment of $784, and a reduction in marketing expenses of $737. Credit losses continued to decline and new impaired loans decreased in 2013. An increase in financial advisors as a result of 2012 acquisitions resulted in higher trust and investment product fees. OREO losses continued to decline as a result of a reduced amount of OREO property. FDIC premiums lowered as a result of a lower rate for the Company's premiums. Finally, a reduction in marketing expenses was a result of fewer branches in new markets in 2013 versus 2012 which required additional marketing dollars.

       The primary drivers that led to the increase in net income in 2012 vs 2011were lower loan loss provision expense of $7,950, reduced consultant expenses of $5,397, higher mortgage banking income of $4,376, an increase in service charge income of $1,668, a reduction in FDIC premiums of $1,479, and smaller losses on OREO property of $1,385. Credit losses continued to decline and new impaired loans decreased in 2012. The third party consulting fees paid in 2011 were an increase in consultant expenses. A reduction in interest rates in 2012 led to increased mortgage refinancing activity. Continued emphasis on new account growth generated additional service charge income. FDIC premiums lowered as a result of a lower rate for the Company's premiums. Finally, OREO losses declined as a result of a reduced amount of OREO property. Offsetting these items was a reduction in securities gains of $9,990, lower net interest income of $5,766, and a prepayment penalty of $1,313 on a FHLB advance. As a result of favorable pricing, the Company recorded gains during 2011 on the sale of securities at a higher level than 2012. The reduction in the Company's yield on earnings assets was not completely offset by the reduction in the Company's cost of funds. The Company paid off a FHLB advance early and incurred a prepayment penalty.

Net Interest Income

       Net interest income and net interest margin are influenced by the volume and yield or cost of earning assets and interest-bearing liabilities. Tax equivalent net interest income of $98,310 in 2013 decreased from $101,054 in 2012. Net interest margin, on a fully-taxable equivalent basis, was 3.91% for 2013 compared to 4.07% for the same period a year ago. The Company was unable to match reductions in its yield on earning assets with a corresponding reduction in its cost of funds, as the cost of funds has floored. The Company experienced loan growth in 2013 which somewhat mitigated the reduction in its yield. The Company was also able to continue to lower the interest paid on deposit accounts. The Federal Reserve Bank continues to target the fed funds rate at 0%-.25%.

       The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)*

	2013				2012				2011

Assets	Average Balance	Interest	Average Rate		Average Balance	Interest	Average Rate		Average Balance	Interest	Average Rate

Short-term investments	$12,413	35	0.28%		$48,712	134	0.28%		$69,960	167	0.24%
Federal funds sold and money market accounts	11,298	29	0.26		10,811	30	0.28		16,644	48	0.29
Securities
Taxable	576,959	11,873	2.06		567,437	12,510	2.20		523,760	16,040	3.06
Non-taxable*	314,120	18,841	6.00		302,040	18,707	6.19		304,366	19,100	6.28

Total securities	891,079	30,714	3.45		869,477	31,217	3.59		828,126	35,140	4.24
Loans**
Commercial*	909,099	46,242	5.09		889,313	50,523	5.68		959,550	55,905	5.83
Residential real estate	411,054	18,188	4.42		393,844	19,969	5.07		380,255	21,970	5.78
Consumer	277,544	13,081	4.71		270,459	13,867	5.13		276,660	15,566	5.63

Total loans	1,597,697	77,511	4.85		1,553,616	84,359	5.43		1,616,465	93,441	5.78

Total earning assets	2,512,487	108,289	4.31		2,482,616	115,740	4.66		2,531,195	128,796	5.09

Cash and due from banks	42,522				43,107				40,444
Unrealized gains (losses) on securities	21,489				41,035				26,222
Allowance for loan losses	(29,563)				(37,626)				(42,583)
Premises and equipment, net	55,988				50,710				49,920
Intangible assets	70,296				68,704				70,006
Accrued interest receivable and other assets	113,431				112,177				115,695

Total assets	$2,786,650				$2,760,723				$2,790,899

Liabilities
Interest-bearing deposits DDA, savings, and money market accounts	$1,375,556	1,448	0.11		$1,321,901	2,138	0.16		$1,294,274	4,275	0.33
Certificates of deposit	415,176	3,479	0.84		494,142	5,499	1.11		631,270	9,836	1.56

Total interest-bearing deposits	1,790,732	4,927	0.28		1,816,043	7,637	0.42		1,925,544	14,111	0.73
Short-term borrowings	33,238	70	0.21		30,514	104	0.34		30,946	161	0.52
Subordinated debentures	49,000	1,675	3.42		49,000	1,825	3.72		49,000	1,737	3.54
Notes payable and FHLB borrowings	155,834	3,307	2.12		148,466	5,120	3.45		150,814	5,754	3.82

Total interest-bearing liabilities	2,028,804	9,979	0.49		2,044,023	14,686	0.72		2,156,304	21,763	1.01
Demand deposits	414,084				348,858				288,908
Other liabilities	28,263				33,354				25,734

Total liabilities	2,471,151				2,426,235				2,470,946
Shareholders' equity	315,499				334,488				319,953

Total liabilities and shareholders' equity	$2,786,650	9,979	0.40	***	$2,760,723	14,686	0.59	***	$2,790,899	21,763	0.86	***

Net interest income		$98,310	3.91	****		$101,054	4.07	****		$107,033	4.23	****

Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%	$7,010					$6,972				$7,185

       Security yields are calculated based on amortized cost.

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

Volume/Rate Analysis of Changes in Net Interest Income
(Tax Equivalent Basis)

	2013 OVER 2012			2012 OVER 2011
	Volume	Rate	Total	Volume	Rate	Total

Interest income
Loans	$2,340	$(9,188)	$(6,848)	$(3,547)	$(5,535)	$(9,082)
Securities	764	(1,267)	(503)	1,688	(5,611)	(3,923)
Federal funds sold and money market funds	1	(2)	(1)	(16)	(2)	(18)
Short-term investments	(102)	3	(99)	(66)	33	(33)

Total interest income	3,003	(10,454)	(7,451)	(1,941)	(11.115)	(13,056)

Interest expense
Interest-bearing DDA, savings, and money market accounts	$84	$(774)	$(690)	$89	$(2,226)	$(2,137)
Certificates of deposit	(794)	(1,226)	(2,020)	(1,873)	(2,464)	(4,337)
Borrowings	314	(2,161)	(1,847)	(89)	(602)	(691)
Subordinated debentures	—	(150)	(150)	—	88	88

Total interest expense	(396)	(4,311)	(4,707)	(1,873)	(5,204)	(7,077)

Change in net interest income	3,399	(6,143)	(2,744)	(68)	(5,911)	(5,979)
Change in tax equivalent adjustment			38			(213)

Change in net interest income before tax equivalent adjustment			$(2,782)			$(5,766)

       Variances not attributed to rate or volume are allocated between rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

       The Company expensed $4,534, $9,850, and $17,800 in provision for loan losses in 2013, 2012, and 2011 respectively. This level of provision allowed the Company to maintain an adequate allowance for loan losses. This topic is discussed in detail under the heading "Loans, Credit Risk and the Allowance and Provision for Loan Losses".

Non-interest Income and Expense

				Percent Change
	2013	2012	2011	13/12	12/11

Non-interest income
Mortgage banking	$6,799	$9,927	$5,551	-31.5%	78.8%
Trust and investment product fees	4,756	3,650	3,250	30.3%	12.3%
Service charges on deposit accounts	20,427	19,815	18,147	3.1%	9.2%
Net realized gains on securities sales	835	1,367	11,357	-38.9%	-88.0%
Increase in cash surrender value of life insurance	1,378	1,206	1,200	14.3%	0.5%
Interchange income	7,056	6,540	6,225	7.9%	5.1%
Gain/(loss) on sale of OREO	(539)	(1,359)	(2,744)	60.3%	50.5%
Other	2,417	2,745	2,322	-11.9%	18.2%

Total non-interest income	$43,129	$43,891	$45,308	-1.7%	-3.1%

Non-interest expense
Salaries and employee benefits	$52,165	$48,990	$49,950	6.5%	-1.9%
Net occupancy	7,139	6,769	6,686	5.5%	1.2%
Equipment	9,931	8,564	7,822	16.0%	9.5%
Intangibles amortization	1,868	1,835	1,939	1.8%	-5.4%
Telecommunications	1,796	1,729	1,991	3.9%	-13.2%
Stationery, printing, and supplies	1,190	1,337	1,510	-11.0%	-11.5%
FDIC assessment	1,711	2,495	3,974	-31.4%	-37.2%
Marketing	3,660	4,397	4,057	-16.8%	8.4%
Collection expenses	3,300	3,768	4,334	-12.4%	-13.1%
Consultant expense	1,582	1,150	6,547	37.6%	-82.4%
Prepayment penalty on FHLB advance	2,239	1,313	—	70.5%	NA
Interchange expense	1,918	1,591	1,465	20.6%	8.6%
Other	9,732	10,900	9,530	-10.7%	14.4%

Total non-interest expense	$98,231	$94,838	$99,805	3.6%	-5.0%

Non-interest Income

       Non-interest income was $43,129 for 2013 compared to $43,891 for the same period in 2012, a decrease of $762 or 1.7%. Decreases in mortgage banking income, securities gains, and other income (primarily title insurance revenue) were the primary causes of the decrease. These decreases were offset by increases in service charges on deposit accounts, interchange income, trust and investment product fees, lower losses on the sale of OREO, and an increase in the cash surrender value of life insurance. An increase in interest rates in 2013 led to decreased mortgage activity and title revenue. As a result of favorable pricing, the Company recorded gains during 2012 on the sale of securities at a higher level than 2013. Continued emphasis on new account growth generated additional service charge and interchange income. The Company acquired two brokerage firms in late 2012 which resulted in higher trust and investment product fees in 2013. OREO losses declined as a result of a reduced amount of OREO properties.

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

Non-interest Expense

       Total non-interest expense was $98,231 in 2013 compared to $94,838 in 2012, an increase of $3,393 or 3.6%. The increase was primarily attributable to increases in salaries and employee benefits, occupancy and equipment costs, a prepayment penalty on a FHLB advance, consultant expenses, and interchange expense. Salaries and employee benefit and occupancy costs increased as a result of the full year effect of de novo branches in 2012 and the opening of several more offices in 2013. The increase in equipment costs is a result of several technology initiatives which enhance the customer experience. The Company paid off a FHLB advance early and incurred a prepayment penalty of $2,239. However, the payoff of this advance should lower interest expense costs by approximately $675 on an annual basis. Consultant expenses increased due to several revenue enhancement initiatives suggested by the consultants. The increase in interchange expenses is a direct correlation with the increase in interchange income. Offsetting these increases were decreases in FDIC expenses, marketing expense, collection expense, and other expense. FDIC premiums lowered as a result of a lower multiplier for the Company's premiums. Marketing expenses decreased as the Company did not enter any markets in 2013 that required a large outlay of marketing dollars. Collection expenses decreased due to the continued reduction in new problem loans. The reduction in other expense is primarily attributable to professional/legal expenses connected with the Company's participation in the U.S. Department of the Treasury secondary public offering of the Company's preferred stock in 2012.

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

Income Taxes

       The effective tax rate was 16.8% in 2013, 18.1% in 2012, and 13.6% in 2011. The decrease in the Company's effective rate from 2012 to 2013 was due primarily from a decrease in taxable income with the tax exempt income and tax credits remaining the same from year to year. The increase in the effective rate from 2011 to 2012 was primarily due to an increase in taxable income in 2012. The Company and its subsidiaries file consolidated income tax returns.

Balance Sheet

       At December 31, 2013, total assets were $2,859,864 compared to $2,769,288 at December 31, 2012, an increase of $91 million. Increases in loans ($119 million) were offset by a decrease in investment securities ($11 million).

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

       Total loans (excluding those held for sale) increased by $118,543 in 2013. Almost all categories of loans experienced loan growth in 2013 as the effects of the 2008 recession have subsided and businesses are starting to borrow. The Company has also invested in additional lending personnel and opened branches in new markets which has contributed to the growth. Residential real estate loans continue to represent the largest portion of the total loan portfolio and were 45% of total loans at December 31, 2013 compared to 48% of total loans at the end of 2012.

       The following table details the Company's loan portfolio by type of loan.

Loan Portfolio

	2013	2012	2011	2010	2009

Types of loans
Commercial and industrial	167,270	$130,787	$107,538	$163,651	$195,509
Agricultural production financing	45,057	38,232	32,325	36,596	41,889
Farm real estate	87,166	68,013	58,424	37,634	45,332
Commercial real estate mortgage	520,317	480,879	509,887	525,578	551,670
Construction and development	45,638	31,694	37,078	84,152	142,472
Residential real estate mortgage	760,184	753,230	730,374	759,409	813,602
Consumer	46,294	50,548	58,753	73,951	94,973

Total loans	$1,671,926	$1,553,383	$1,534,379	$1,680,971	$1,885,447

       The following table indicates the amounts of loans (excluding residential and commercial mortgages and consumer loans) outstanding as of December 31, 2013 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Maturities and Sensitivity to Changes in Interest Rates of Commercial and Construction Loans

	Due:	Within 1 Year	1-5 Years	Over 5 years	Total

Loan Type
Commercial and industrial		$44,635	$80,296	$42,339	$167,270
Agricultural production financing		31,324	10,801	2,932	45,057
Construction and development		11,628	15,135	18,875	45,638

Totals		$87,587	$106,232	$64,146	$257,965

Percent		34%	41%	25%	100%

Rate Sensitivity
Fixed Rate		$13,132	$75,558	$24,496	$113,186
Variable Rate		110,178	23,170	11,431	144,779

Totals		$123,310	$98,728	$35,927	$257,965

       Loans are placed on "non-accrual" status when, in management's judgment, the collateral value and/or the borrower's financial condition does not justify accruing interest. As a general rule, commercial, commercial real estate, residential, and consumer loans are reclassified to non-accrual status at or before becoming 90 days past due. Interest previously recorded is reversed and charged against current income. Subsequent interest payments collected on non-accrual loans are thereafter applied as a reduction of the loan's principal balance. Non-performing loans were $26,543 as of December 31, 2013 compared to $51,118 as of December 31, 2012 and represented 1.59% of total loans at December 31, 2013 versus 3.29% one year ago. The significant reduction in 2013 is a result of the Company's continued emphasis on reducing the amount of non-performing loans and the upgrade of three credits that had been classified as troubled debt restructurings that became performing loans in 2013.

       The following table details the Company's non-performing loans as of December 31 for the years indicated.

Non-performing Loans

	2013	2012	2011	2010	2009

Non-accruing loans	$22,341	$35,451	$41,528	$68,236	$77,074
Troubled debt restructurings (accruing)	4,188	15,102	20,402	22,250	11,843
Accruing loans contractually past due 90 days or more	14	565	3,266	990	3,279

Total	$26,543	$51,118	$65,196	$91,476	$92,196

% of total loans	1.59%	3.29%	4.25%	5.44%	4.89%

       A reconciliation of non-performing assets ("NPA") for 2013 and 2012 is as follows:

	2013	2012

Beginning Balance — NPA — January 1	$57,795	$80,731
Non-accrual
Add: New non-accruals	15,538	34,863
Less: To accrual/payoff/restructured	(15,491)	(18,142)
Less: To OREO	(4,005)	(5,286)
Less: Charge offs	(9,152)	(17,512)

Increase/(Decrease): Non-accrual loans	(13,110)	(6,077)
Other Real Estate Owned (OREO)
Add: New OREO properties	4,005	5,286
Less: OREO sold	(5,708)	(12,089)
Less: OREO losses (write-downs)	(854)	(1,976)

Increase/(Decrease): OREO	(2,557)	(8,779)
Increase/(Decrease): Repossessions	—	(79)
Increase/(Decrease): 90 Days Delinquent	(551)	(2,701)
Increase/(Decrease): TDR's	(10,914)	(5,300)

Total NPA change	(27,132)	(22,936)

Ending Balance — NPA — December 31	$30,663	$57,795

       At December 31, 2013, only two of the non-accrual loan balances were greater than $1,000. These loans are real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses. In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower's financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate, other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection. The Company reviews each relationship before it grants the concession to insure the creditor can comply with the new terms. To date, most of the concessions have been extensions of maturity dates. The provision for loan losses was $4,534 in 2013, $9,850 in 2012, and $17,800 in 2011. The Company's provision for loan losses continued to decline in 2013 due to the stabilization of problem credits. New non-accrual loans declined over 55% in 2013. Net charge-offs were $9,152 in 2013 compared to $17,512 in 2012 and $20,516 in 2011. As a percentage of average loans, net charge-offs equaled 0.57%, 1.13%, and 1.27% in 2013, 2012, and 2011, respectively.

       Potential problem loans are identified on the Company's watch list and consist of loans that require close monitoring by management and are not necessarily considered classified credits by regulators. Credits may be considered as a potential problem loan for reasons that are temporary or correctable, such as for a deficiency in loan documentation or absence of current financial statements of the borrower. Potential problem loans may also include credits where adverse circumstances are identified that may affect the borrower's ability to comply with the contractual terms of the loan. Other factors which might indicate the existence of a potential problem loan include the delinquency of a scheduled loan payment, deterioration in a borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment in which the borrower operates. Substandard commercial loans that were not classified as non-accrual were $27,277 at December 31, 2013 and $28,785 at December 31, 2012, a decrease of $1,563. These loans which are $250 or greater are reviewed at least quarterly by senior management. This review includes monitoring how the borrower is performing versus their workout plan, obtaining and reviewing the borrower's financial information, and monitoring collateral values. Management believes these loans were well secured and had adequate allowance allocations at December 31, 2013.

Summary of the Allowance for Loan Losses

	2013	2012	2011	2010	2009

Balance at January 1	$32,227	$39,889	$42,605	$46,648	$34,583
Chargeoffs
Commercial	1,152	1,946	2,211	8,190	8,686
Commercial real estate mortgage	6,353	13,553	16,954	29,177	21,140
Residential real estate mortgage	2,349	3,547	3,093	2,220	1,899
Consumer	2,648	3,286	2,636	2,859	4,477

Total Chargeoffs	12,502	22,332	24,894	42,446	36,202

Recoveries
Commercial	341	543	1,172	518	350
Commercial real estate mortgage	1,087	2,432	1,371	873	226
Residential real estate mortgage	650	265	648	524	37
Consumer	1,272	1,580	1,187	1,238	1,344

Total Recoveries	3,350	4,820	4,378	3,153	1,957

Net Chargeoffs	9,152	17,512	20,516	39,293	34,245
Provision for loan losses	4,534	9,850	17,800	35,250	46,310

Balance at December 31	$27,609	$32,227	$39,889	$42,605	$46,648

Net Chargeoffs to average loans	0.57%	1.13%	1.27%	2.21%	1.73%
Provision for loan losses to average loans	0.28%	0.63%	1.10%	1.98%	2.35%
Allowance to total loans at year end	1.65%	2.07%	2.60%	2.53%	2.47%

       Although the allowance for loan losses is available for any loan that, in management's judgment, should be charged off, the following table details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.

Allocation of the Allowance for Loan Losses

	2013		2012		2011		2010		2009
December 31	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans

Real estate
Residential	$3,409	39%	$3,180	40%	$2,972	38%	$2,281	45%	$9,449	43%
Farm real estate	194	5	722	4	456	3	740	2	647	2
Commercial	17,679	39	20,465	41	24,187	45	20,034	31	14,754	29
Construction and development	2,337	2	2,970	2	5,833	2	11,879	5	10,205	8

Total real estate	23,619	85	27,337	87	33,448	88	34,934	83	35,055	82

Commercial
Agribusiness	64	2	166	2	151	1	370	2	1,126	2
Other commercial	3,227	10	3,728	8	5,411	7	6,016	10	7,880	11

Total Commercial	3,291	12	3,894	10	5,562	8	6,386	12	9,006	13

Consumer	699	3	996	3	879	4	1,285	5	2,587	5

Total	$27,609	100%	$32,227	100%	$39,889	100%	$42,605	100%	$46,648	100%

       Management maintains a list of loans warranting either the assignment of a specific reserve amount or other special administrative attention. This watch list, together with a listing of all classified loans, non-accrual loans and delinquent loans, is reviewed monthly by management. Additionally, the Company evaluates its consumer and residential real estate loan pools for probable losses incurred based on historical trends, adjusted by current delinquency and non-performing loan levels.

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

       The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The Company's allowance for loan losses was $27,609, or 1.65% of total loans, at December 31, 2013 compared to $32,227, or 2.07% of total loans, at the end of 2012. This $4,618 decrease in the allowance was due in large part to write-offs in 2013 that had an allowance allocated in 2012 as well as continued monitoring of problem loans.

Securities, at Fair Value

	December 31,
	2013	2012	2011

Available for Sale
U.S. Government-sponsored entities	$798	$1,638	$—
State and municipal	331,112	337,939	344,877
Mortgage-backed	550,738	554,278	522,271
Equity and other	8,458	8,486	8,942

Total securities	$891,106	$902,341	$876,090

       Securities offer flexibility in the Company's management of interest rate risk, and are the primary means by which the Company provides liquidity and responds to changing maturity characteristics of assets and liabilities. The Company's investment policy prohibits trading activities and does not allow investment in high-risk derivative products or junk bonds.

       As of December 31, 2013, all of the securities are classified as available for sale ("AFS") and are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. A net unrealized gain of $1,746 was recorded to adjust the AFS portfolio to current market value at December 31, 2013 compared to a net unrealized gain of $39,582 at December 31, 2012.

Securities
(Carrying Values at December 31)

	Within 1 Year	2-5 Yrs	6-10 Yrs	Beyond 10 Years	Total 2013

Available for sale
US government agency	$—	$—	$798	$—	$798
State and municipal	14,434	54,844	123,194	138,640	331,112
Mortgage-backed securities	11	6,367	23,604	520,756	550,738
Other securities	507	2,019	—	993	3,519

Total available for sale	$14,952	$63,230	$147,596	$660,389	$886,167

Weighted average yield*	6.48%	5.80%	5.36%	2.81%	3.45%

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

       As of December 31, 2013, there were no corporate bonds and other securities which represented more than 10% of shareholders' equity.

       For 2013 the tax equivalent yield of the investment securities portfolio was 3.45%, compared to 3.59% and 4.24% for 2012 and 2011, respectively. The average life of the Company's investment securities portfolio was 4.77 years at December 31, 2013. During 2013 the investment portfolio decreased slightly in size as the Company's excess cash was invested in loans as loan demand increased significantly. Cash flows from security sales and normal monthly principal pay downs were reinvested at materially lower yields leading to a sizable decline in portfolio yield. The reinvestments were focused on a balanced approach between a likely long term low interest rate horizon and protection against cash flow extensions when rates do move higher. This investment strategy will allow the portfolio to meet cash needs for future loan growth.

       The Company and its investment advisor monitor the securities portfolio on at least a quarterly basis for other-than-temporary impairment ("OTTI"). The amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. In 2012, the Company recorded a $500 impairment loss on one of its equity securities. There was no OTTI recorded in 2013.

       In December, 2013, banking regulators published the final rules under Section 619 of the Dodd-Frank Act (commonly referred to as the "Volcker Rule"). Under the Volcker Rule, collateralized debt obligations, including pooled trust preferred securities, are no longer a permissible investment and would have to be divested prior to July 15, 2015. On January 14, 2014, banking regulators released their interim final rule regarding the Volcker Rule and its impact on collateralized debt obligations. Under the interim final rule, regulators clarified the final rule and said that collateralized debt obligations primarily backed by trust preferred securities issued by depository institutions could continue to be held by banks. The Company was informed from an outside third party that it may be holding one security that would need to be divested by July 15, 2015. At December 31, 2013, the security had an amortized cost of $4,394 with an unrealized gain of $64. The Company is currently conducting further research on this security to see if it is a permissible holding.

Sources of Funds

       The Company relies primarily on customer deposits and securities sold under agreement to repurchase ("repurchase agreements") along with shareholders' equity to fund earning assets. Federal Home Loan Bank ("FHLB") advances are used to provide additional funding. The Company also attempts to obtain deposits through branch and whole bank acquisitions.

       Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits were 87.8% and 87.2% of total average earning assets for 2013 and 2012, respectively. Total interest-bearing deposits averaged 81.2% and 83.9% of average total deposits during 2013 and 2012. Management is continuing its efforts to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

       Repurchase agreements are high denomination investments utilized by public entities and commercial customers as an element of their cash management responsibilities. During 2013, repurchase agreements averaged $29,132, with an average cost of 0.17%.

       Another source of funding is the Federal Home Loan Bank (FHLB). The Company had FHLB advances of $247,858 outstanding at December 31, 2013. These advances have interest rates ranging from 0.3% to 4.8% (see Note 12 to the consolidated financial statements for the maturity schedule of these advances). The Company averaged $153,672 in FHLB advances during 2013 compared to $146,365 during 2012. This increase in the average balance of FHLB borrowings was primarily due to the increased loans generated by the Company in 2013 which created the need for other funding sources. One final source of funding is federal funds purchased. The Company had $9,200 of federal funds purchased as of December 31, 2013 and $8,725 at December 31, 2012.

Average Deposits

	2013		2012		2011

			Amount	Rate	Amount	Rate

Demand	$414,084		$348,858		$288,908
Interest Bearing Demand	879,921	0.12%	866,493	0.17%	843,523	0.34%
Savings/Money Markets	495,635	0.09	455,408	0.14	450,751	0.30
Certificates of Deposit	415,176	0.84	494,142	1.11	631,270	1.56

Totals	$2,204,816	0.22%	$2,164,901	0.35%	$2,214,452	0.64%

       As of December 31, 2013, certificates of deposit and other time deposits of $100 or more mature as follows:

	3 months or less	4-6 months	6-12 months	over 12 months	Total

Amount	$21,984	$41,094	$21,256	$44,798	$129,132
Percent	17%	32%	16%	35%

Capital Resources

       The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital ("Tier 1") consists of common shareholders' equity adjusted for unrealized gains or losses on available for sale (AFS) securities plus limited amounts of Trust Preferred Securities less goodwill and intangible assets. Total capital consists of core capital, certain debt instruments and a portion of the allowance for loan losses. At December 31, 2013, Tier 1 capital to average assets was 10.1%. Total capital to risk-weighted assets was 16.7%. Both ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Bank also exceed regulatory definitions of well-capitalized institutions.

       The Trust Preferred Securities (which are classified as subordinated debentures) currently qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of these securities cannot constitute more than 25% of the total Tier 1 capital of the Company. Consequently, the amount of Trust Preferred Securities in excess of the 25% limitation constitutes Tier 2 capital, or supplementary capital, of the Company. As of December 31, 2013, all of the Company's Trust Preferred Securities qualify as Tier 1 capital. The Company redeemed $4,124 of these securities in December, 2013.

       Common shareholders' equity is impacted by the Company's decision to categorize its securities portfolio as available for sale (AFS). Securities in this category are carried at fair value, and common shareholders' equity is adjusted to reflect unrealized gains and losses, net of taxes.

       The Company declared and paid common dividends of $.28 per share in 2013 compared to $.08 in 2012 and $.04 2011. Book value per common share decreased to $14.96 at December 31, 2013 compared to $15.21 at the end of 2012. The decrease is primarily the result of the reduction in the AFS equity adjustment. The net adjustment for AFS securities increased book value per share by $0.06 at December 31, 2013 and increased book value per share by $1.27 at December 31, 2012. Depending on market conditions, the adjustment for AFS securities can cause significant fluctuations in shareholders' equity.

       On January 16, 2009, the Company entered into an agreement with the United States Department of Treasury (the "Treasury Department") as part of the Treasury Department's Capital Purchase Program. Under this agreement, the Company issued to the Treasury Department 57,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("preferred stock") and a warrant to purchase up to 571,906 shares ("warrant shares") of the Company's common stock. Like stock options, the warrant issued through the Capital Purchase Program is potentially dilutive. The average stock price for the Company for 2013 and 2012 was $14.58 and $11.45 per share respectively, and the warrant issued in 2009 has an exercise price of $14.95 per share. This resulted in no additional potentially dilutive shares during 2013 and 2012.

       On March 28, 2012, the U.S. Department of the Treasury priced its secondary public offering of 57,000 shares of the Company's Preferred Stock. The Company successfully bid for the purchase of 21,030 shares of the Preferred Stock. During the remainder of 2013, the Company purchased the remaining shares of the preferred stock. See Note 2 in the Consolidated Financial Statements for more information related to the sale of the Preferred Stock.

Liquidity

       Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors and creditors. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, loans and securities maturing within one year and money market instruments. In addition, the Company holds approximately $871,215 of AFS securities maturing after one year, which can be sold to meet liquidity needs.

       Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, supports liquidity, extends the contractual maturity of liabilities, and limits reliance on volatile short-term purchased funds. Short-term funding needs may arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits, which provide a sizable source of relatively stable low-cost funds. The Company defines core deposits as all deposits except certificates of deposits greater than $100. Average core deposits funded approximately 82.2% of total earning assets during 2013 and approximately 80.6% in 2012.

       Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment. The Company has not received any directives from regulatory authorities that would materially affect liquidity, capital resources or operations.

Contractual Obligations as of December 31, 2013

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Time Deposits	$378,456	$239,612	$101,604	$29,867	$7,373
FHLB Advances	247,858	133,294	39,805	74,725	34
Subordinated Debentures	46,394	—	—	—	46,394
Other Borrowings	38,594	38,594	—	—	—
Operating Lease Commitments	4,778	1,087	1,590	856	1,245

Total	$716,080	$412,587	$142,999	$105,448	$55,046

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

Critical Accounting Policies

       The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. These policies require estimates and assumptions. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. In management's opinion, some of these areas have a more significant impact than others on the Company's financial reporting. These areas currently include accounting for securities, the allowance for loan losses, goodwill, income taxes, and mortgage servicing rights.

       Securities Valuation and Other Than Temporary Impairment of Securities — Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. In estimating the fair value for the majority of securities, fair values are based on observable market prices of the same or similar investments. The majority of securities are priced by an independent third party pricing service. Equity securities that do not have readily determinable fair values are carried at cost. When the fair value of securities is less than its amortized cost for an extended period, the Company will decide if the security is other than temporarily impaired. If the security is deemed to be other than temporarily impaired, an impairment charge will be recorded through earnings. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.

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

       Goodwill — Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. The Company has selected June 30 as its date for annual impairment testing, but will test more frequently if circumstances warrant. No goodwill impairment was identified during testing performed in 2013 or 2012.

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

New Accounting Matters

       See Note 1 to the Consolidated Financial Statements regarding the adoption of new accounting standards in 2013.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's exposure to market risk is reviewed on a regular basis by the Credit and Risk Committee of the Board of Directors and by the Boards of Directors of the Company and the Bank. Primary market risks, which impact the Company's operations, are liquidity risk and interest rate risk, as discussed above.

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

       The following tables provide an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. The table indicates that as of December 31, 2013 the Company's estimated NPV might be expected to increase in the event of a decrease in prevailing interest rates, and might be expected to generally decrease in the event of an increase in prevailing interest rates (dollars in thousands). As of December 31, 2012 the Company's estimated NPV would generally increase in the event of a decrease in prevailing rates and decrease in the event of an increase in prevailing interest rates.

December 31, 2013

	$ Amount	$ Change	NPV Ratio	Change

+2%	464,119	(79,747)	17.28%	(155)
+1%	502,188	(41,678)	18.06%	(77)
Base	543,866	—	18.83%	—
-1%	564,909	21,043	18.91%	8
-2%	590,260	46,394	19.11%	28

December 31, 2012

	$ Amount	$ Change	NPV Ratio	Change

+2%	585,912	(67,797)	21.22%	(88)
+1%	619,214	(34,495)	21.69%	(41)
Base	653,709	—	22.10%	—
-1%	668,411	14,702	21.91%	(19)
-2%	771,237	117,528	24.35%	225

       The above discussion, and the portions of "Management's Discussion and Analysis" in Item 7 of this Report that are referenced in the above discussion contains statements relating to future results of the Company that are considered "forward-looking-statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, simulation of the impact on net interest income from changes in interest rates. Actual results may differ materially from those expressed or implied therein as a result of certain risks and uncertainties, including those risks and uncertainties expressed above, those that are described in "Management's Discussion and Analysis" in Item 7 of this Report, those that are described in Item 1 of this Report, "Business," under the caption "Forward-Looking-Statements," and those that are described in Item 1A of this Report, "Risk Factors", all of which discussions are incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
MainSource Financial Group, Inc.
Greensburg, Indiana

       We have audited the accompanying consolidated balance sheets of MainSource Financial Group, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited MainSource Financial Group, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MainSource Financial Group, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainSource Financial Group, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, MainSource Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP
Indianapolis, Indiana March 14, 2014

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share data)

	December 31, 2013	December 31, 2012

Assets
Cash and due from banks	$55,826	$58,100
Money market funds and federal funds sold	5,494	7,550

Cash and cash equivalents	61,320	65,650
Securities available for sale	891,106	902,341
Loans held for sale	5,999	17,025
Loans, net of allowance for loan losses of $27,609 and $32,227	1,644,317	1,521,156
Restricted stock, at cost	15,629	15,639
Premises and equipment, net	55,957	54,101
Goodwill	64,900	63,947
Purchased intangible assets	5,125	6,993
Cash surrender value of life insurance	61,292	59,410
Interest receivable and other assets	54,219	63,026

Total assets	$2,859,864	$2,769,288

Liabilities
Deposits
Noninterest bearing	$436,550	$405,167
Interest bearing	1,764,078	1,779,887

Total deposits	2,200,628	2,185,054
Other borrowings	38,594	34,519
Federal Home Loan Bank (FHLB) advances	247,858	141,052
Subordinated debentures	46,394	50,418
Other liabilities	20,864	34,494

Total liabilities	2,554,338	2,445,537
Commitments and contingent liabilities (Notes 1 and 16)
Shareholders' equity
Preferred stock, no par value
Authorized shares — 400,000 and 400,000
Issued shares — 0 and 57,000;
Outstanding shares — 0 and 15,100
Aggregate liquidation preference $0 and $15,100	—	14,918
Common stock $.50 stated value:
Authorized shares — 100,000,000
Issued shares — 20,940,298 and 20,859,027
Outstanding shares — 20,417,224 and 20,304,525	10,508	10,450
Treasury stock — 523,074 and 554,502 shares, at cost	(8,495)	(9,043)
Additional paid-in capital	224,793	224,096
Retained earnings	77,586	57,602
Accumulated other comprehensive income	1,134	25,728

Total shareholders' equity	305,526	323,751

Total liabilities and shareholders' equity	$2,859,864	$2,769,288

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(Dollar amounts in thousands except per share data)

	2013	2012	2011

Interest income
Loans, including fees	$77,095	$83,934	$92,941
Securities
Taxable	11,873	12,510	16,040
Tax exempt	12,247	12,160	12,415
Other interest income	64	164	215

Total interest income	101,279	108,768	121,611

Interest expense
Deposits	4,927	7,637	14,111
Federal Home Loan Bank advances	3,307	5,120	5,754
Subordinated debentures	1,675	1,825	1,737
Other borrowings	70	104	161

Total interest expense	9,979	14,686	21,763

Net interest income	91,300	94,082	99,848
Provision for loan losses	4,534	9,850	17,800

Net interest income after provision for loan losses	86,766	84,232	82,048
Non-interest income
Service charges on deposit accounts	20,427	19,815	18,147
Interchange income	7,056	6,540	6,225
Mortgage banking	6,799	9,927	5,551
Trust and investment product fees	4,756	3,650	3,250
Increase in cash surrender value of life insurance	1,378	1,206	1,200
Net realized gains on securities (includes $835, $1,867, and $11,357 accumulated other comprehensive income (AOCI) reclassifications for realized net gains on available for sale securities)	835	1,867	11,357
(Loss) on sale and write-down of OREO	(539)	(1,359)	(2,744)
Other-than-temporary loss
Total impairment loss	—	(500)	—
Loss recognized in other comprehensive income	—	—	—

Net impairment loss recognized in earnings	—	(500)	—
Other income	2,417	2,745	2,322

Total non-interest income	43,129	43,891	45,308
Non-interest expense
Salaries and employee benefits	52,165	48,990	49,950
Net occupancy	7,139	6,769	6,686
Equipment	9,931	8,564	7,822
Intangibles amortization	1,868	1,835	1,939
Telecommunications	1,796	1,729	1,991
Stationery printing and supplies	1,190	1,337	1,510
FDIC assessment	1,711	2,495	3,974
Marketing	3,660	4,397	4,057
Collection expense	3,300	3,768	4,334
Prepayment penalty on FHLB advance	2,239	1,313	—
Consultant expense	1,582	1,150	6,547
Interchange expense	1,918	1,591	1,465
Other expenses	9,732	10,900	9,530

Total non-interest expense	98,231	94,838	99,805

Income before income tax	31,664	33,285	27,551
Income tax expense (includes $284, $635, and $3,861 income tax expense from AOCI reclassification items)	5,319	6,027	3,738

Net income	$26,345	$27,258	$23,813
Preferred dividends and discount accretion	(504)	(2,110)	(3,054)
Redemption of preferred stock	(148)	1,357	—

Net income attributable to common shareholders	$25,693	$26,505	$20,759

Net income per common share:
Basic	$1.26	$1.31	$1.03
Diluted	$1.26	$1.30	$1.03

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(Dollar amounts in thousands except per share data)

	2013	2012	2011

Net income	$26,345	$27,258	$23,813
Other comprehensive income/(loss):
Unrealized holding gains/(losses) on securities available for sale	(37,001)	5,731	32,025
Reclassification adjustment for (gains) included in net income	(835)	(1,867)	(11,357)
Reclassification adjustment for other than temporary loss included in net income	—	500	—
Tax effect	13,242	(1,528)	(7,234)

Other comprehensive income/(loss)	(24,594)	2,836	13,434

Comprehensive income	$1,751	$30,094	$37,247

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(Dollar amounts in thousands except per share data)

		Common Stock
					Additional Paid-in Capital		Accumulated Other Comprehensive Income/(Loss)
	Preferred Stock	Shares Outstanding	Amount	Treasury Stock		Retained Earnings		Total

Balance, January 1, 2011	$56,183	20,136,188	$10,394	$(9,367)	$223,134	$12,768	$9,458	$302,570
Net income						23,813		23,813
Other comprehensive income							13,434	13,434
Stock option expense					72			72
Dividends — common stock ($.04 per share)						(807)		(807)
Restricted stock award		46,244	5		96			101
Director retainer award		23,782	12		208			220
Dividends — preferred stock						(2,850)		(2,850)
Accretion of preferred stock discount	204					(204)		—

Balance, December 31, 2011	56,387	20,206,214	10,411	(9,367)	223,510	32,720	22,892	336,553

Net income						27,258		27,258
Other comprehensive income							2,836	2,836
Stock option exercise		19,900	10	324	(214)			120
Stock option expense					169			169
Dividends — common stock ($.08 per share)						(1,623)		(1,623)
Restricted stock award		48,061	14		308			322
Director retainer award		30,350	15		323			338
Dividends — preferred stock						(1,967)		(1,967)
Repurchase of preferred shares	(41,612)					1,357		(40,255)
Accretion of preferred stock discount	143					(143)		—

Balance, December 31, 2012	14,918	20,304,525	10,450	(9,043)	224,096	57,602	25,728	323,751

Net income						26,345		26,345
Other comprehensive loss							(24,594)	(24,594)
Purchase of treasury stock		(14,796)		(204)				(204)
Stock option exercise		46,224	23	752	(386)			389
Stock option expense					161			161
Dividends — common stock ($.28 per share)						(5,709)		(5,709)
Restricted stock award		47,971	21		569			590
Director retainer award		33,300	14		353			367
Dividends — preferred stock						(470)		(470)
Repurchase of preferred shares	(14,952)					(148)		(15,100)
Accretion of preferred stock discount	34					(34)		—

Balance, December 31, 2013	$—	20,417,224	$10,508	$(8,495)	$224,793	$77,586	$1,134	$305,526

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(Dollars in thousands)

	2013	2012	2011

Operating Activities
Net income	$26,345	$27,258	$23,813
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,534	9,850	17,800
Depreciation expense	5,783	5,440	5,074
Amortization of mortgage servicing rights	1,472	1,964	1,388
(Recovery)/additional impairment of valuation allowance on mortgage servicing rights	(750)	676	(45)
Securities amortization, net	3,031	4,717	2,693
Amortization of purchased intangible assets	1,868	1,835	1,939
Earnings on cash surrender value of life insurance policies	(1,378)	(1,206)	(1,200)
Gain on life insurance benefit	—	—	(141)
Securities gains, net of impairment	(835)	(1,367)	(11,357)
Gain on loans sold	(5,464)	(7,068)	(3,494)
Loans originated for sale	(218,288)	(246,596)	(195,344)
Proceeds from loan sales	234,778	253,259	188,063
Stock based compensation expense	751	491	173
Stock portion of director retainer fee expense	367	338	220
Loss on sale and write-down of OREO	539	1,359	2,744
Prepayment penalty on FHLB advance	2,239	1,313	—
Change in other assets and liabilities	5,091	1,916	3,734

Net cash provided by operating activities	60,083	54,179	36,060
Investing Activities
Purchases of securities available for sale	(233,958)	(220,543)	(527,834)
Proceeds from calls, maturities, and payments on securities available for sale	125,010	131,130	120,588
Proceeds from sales of securities available for sale	80,151	64,176	366,559
Loan originations and payments, net	(128,650)	(15,060)	102,983
Purchases of premises and equipment	(7,631)	(7,387)	(6,865)
Proceeds from sale of OREO	6,023	12,706	16,346
Purchase of life insurance policies	(504)	(10,000)	—
Proceeds from redemption of restricted stock	10	217	3,646
Proceeds from life insurance benefit	—	—	893
Cash received from branch acquisitions, net	18,157	5,464	—

Net cash provided/(used) by investing activities	(141,392)	(39,297)	76,316
Financing Activities
Net change in deposits	(6,594)	(11,709)	(51,664)
Net change in other borrowings	4,075	8,730	(7,392)
Proceeds from FHLB advances	665,000	95,000	15,000
Repayment of FHLB advances	(560,433)	(106,688)	(15,638)
Cash dividends on preferred stock	(470)	(1,967)	(2,850)
Cash dividends on common stock	(5,709)	(1,623)	(807)
Purchase of treasury shares	(204)	—	—
Repurchase of preferred stock	(15,100)	(40,255)	—
Repayment of subordinated debentures, net	(4,000)	—	—
Proceeds from exercise of stock options, including tax benefit	414	132	—

Net cash provided/(used) by financing activities	76,979	(58,380)	(63,351)

Net change in cash and cash equivalents	(4,330)	(43,498)	49,025
Cash and cash equivalents, beginning of year	65,650	109,148	60,123

Cash and cash equivalents, end of year	$61,320	$65,650	$109,148

Supplemental cash flow information
Interest paid	$10,375	$15,382	$23,263
Income taxes paid	2,400	3,893	2,672
Supplemental non cash disclosure
Loan balances transferred to foreclosed real estate	4,005	5,286	23,093

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

       The Company's wholly owned subsidiaries include MainSource Bank ("the Bank"), MainSource Title, LLC, MainSource Insurance, LLC, Insurance Services Marketing, LLC, and MainSource Risk Management.

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

       Use of Estimates: To prepare financial statements in conformity with U. S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and actual results could differ. The allowance for loan losses, carrying value of goodwill, loan servicing rights, other real estate owned, deferred tax assets and fair values of financial instruments are particularly subject to change.

       Cash Flows: Cash and cash equivalents include cash and due from banks, interest bearing deposits with other financial institutions with maturities under 90 days, money market funds and federal funds sold. Net cash flows are reported for loan and deposit transactions, federal funds purchased and repurchase agreements.

       Securities: Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income/(loss), net of tax.

       Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method, which considers prepayments only on mortgage-backed securities. Gains and losses on sales are recorded on the trade date and are based on the amortized cost of the security sold. The Company evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

       For all classes of financing receivables, interest accrued but not received for loans placed on non-accrual is reversed against interest income. Payments received on such loans subsequent to being placed on non-accrual are applied to the principal balance of the loans. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Troubled Debt Restructurings, ("TDRs"), normally follow the same guidelines as regular loans in placing on non-accrual status.

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

       The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 3 years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations

       For allowance purposes, the following portfolio segments have been identified: Commercial, Commercial Real Estate ("CRE"), Residential and Consumer. The classes within the Commercial portfolio are commercial and industrial and agricultural. The classes within the Commercial Real Estate portfolio are farm, hotel, construction and development, and other. The classes within the Residential portfolio are 1-4 family and home equity. Finally, the classes within the Consumer portfolio are direct and indirect.

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

       Servicing fee income, which is reported on the income statement as mortgage banking in non-interest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $2,038, $1,864 and $2,104 for the years ended December 31, 2013, 2012 and 2011. Late fees and ancillary fees related to loan servicing are not material.

       Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of interest rate locks are recorded at the time of commitment, adjusted for expected fall out before the loan is funded. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. The fair value of these forward commitments is estimated based on the change in mortgage interest rates from the date the commitment is entered into. Any changes are recorded in mortgage banking on the income statement. The amount of income/(expense) related to these derivatives was $(1,675), $1,740, and $40 in 2013, 2012, and 2011 and is included in the "Gain from sale of mortgage loans and interest rate locks" in Note 14. See Note 14 for additional information on mortgage banking activities.

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

       Earnings Per Common Share: Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issuance of the financial statements.

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

       Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank as required to meet regulatory reserve and clearing requirements.

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

       Operating Segments: While the Company monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's financial service operations are considered by management to be aggregated in one reportable operating segment.

       Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders' equity.

  Adoption of New Accounting Standards:

       In July, 2013, the FASB issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.This standard applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company has no unrecognized tax positions as of December 31, 2013.

       In February, 2013, the FASB issued Accounting Standards Update 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". This update amended guidance on the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items of net income if the amount being reclassified is required under U.S. generally accepted accounting principles. For other amounts that are not required under U.S. generally accepted accounting principles, an entity is required to disclose in the notes to the financial statements these amounts. This amended guidance became effective on January 1, 2013 and was applied prospectively. The effect of adopting this standard did not have a material impact on the Company's consolidated operating results or financial condition, but the additional disclosures are included on the Consolidated Statements of Income.

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

       In addition to the preferred shares, the Treasury Department received a warrant to purchase 571,906 shares of the Company's common stock at an initial per share exercise price of $14.95. The warrant provides for the adjustment of the exercise price and the number of shares of the Company's common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Company common stock, and upon certain issuances of the Company common stock at or below a specified price relative to the initial exercise price. The SEC and FASB indicated they would not object to permanent equity classification under the Capital Purchase Program. The warrant has a term of ten years and is currently exercisable. Like stock options, the warrant issued through the Capital Purchase Program is potentially dilutive. On June 6, 2013, the Treasury Department announced it had completed an auction to sell the Warrant in a private transaction. The average stock price for the Company for 2013, 2012, and 2011 was $14.58, $11.45, and $8.86 per share, respectively, and the warrant issued in 2009 has an exercise price of $14.95 per share. This resulted in no additional dilutive shares in calculating earnings per share for 2013, 2012, or 2011.

       On March 28, 2012, the U.S. Department of the Treasury priced its secondary public offering of 57,000 shares of the Company's Preferred Stock. The Company successfully bid for the purchase of 21,030 shares of the Preferred Stock for a total purchase price of $19,581, plus accrued and unpaid dividends on the Preferred Stock from and including February 15, 2012 to the settlement date, April 3, 2012. The book value of the preferred stock retired was $20,823. As a result of its successful bid in the offering, the Company retired 21,030 shares of its original sale of 57,000 shares of Preferred Stock on March 29, 2012. The difference between the book value and the bid price of $1,242 was credited to retained earnings. The remaining 35,970 shares were purchased by unrelated third parties. On May 31, 2012 the Company purchased an additional 1,820 shares or $1,820 in liquidation value of the preferred stock at a cost of $1,747. The difference between the book value and bid price of $60 was credited to retained earnings. On December 5, 2012, the Company purchased an additional 19,050 shares or $19,050 in liquidation value of the preferred stock at a cost of $18,927. The difference between the book value and bid price of $55 was credited to retained earnings..

       On July 10, 2013, the Company notified the remaining holders of its preferred stock that it intended to redeem all 15,100 preferred shares that remained outstanding. The effective date for the redemption was August 12, 2013. The shares were redeemed from third-parties that purchased the preferred stock from the Treasury Department public auction of the preferred stock during 2012. The purchase price for shares of the preferred stock in the redemption was the stated liquidation value of $1,000.00 per share, plus any accrued or unpaid dividends that have been earned thereon up to, but not including, the date of redemption. The difference between the book value of $14,952 and redemption price of $15,100, $148 was charged to retained earnings. As a result of this redemption, no shares of the Company's preferred stock remain outstanding.

NOTE 3 — RESTRICTION ON CASH AND DUE FROM BANKS

       The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The reserves required at December 31, 2013 and 2012 were $15,641 and $14,357. The Company had no compensating balance requirements at December 31, 2013 and 2012.

NOTE 4 — SECURITIES

       The fair value of securities available for sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income was as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

As of December 31, 2013
Available for Sale
U. S. government agency	$793	$5	$—	$798
State and municpal	321,151	12,173	(2,212)	331,112
Mortgage-backed securities-residential (Government Sponsored Entity)	186,054	3,175	(3,800)	185,429
Collateralized mortgage obligations (Government Sponsored Entity)	372,896	1,642	(9,229)	365,309
Equity securities	4,939	—	—	4,939
Other securities	3,527	—	(8)	3,519

	$889,360	$16,995	$(15,249)	$891,106

As of December 31, 2012
Available for Sale
U. S. government agency	$1,600	$38	$—	$1,638
State and municipal	310,552	27,484	(97)	337,939
Mortgage-backed securities-residential (Government Sponsored Entity)	219,352	7,711	(8)	227,055
Collateralized mortgage obligations (Government Sponsored Entity)	322,758	4,604	(139)	327,223
Equity securities	4,939	—	—	4,939
Other securities	3,558	—	(11)	3,547

Total available for sale	$862,759	$39,837	$(255)	$902,341

       Contractual maturities of securities at December 31, 2013 were as follows. Securities not due at a single maturity or with no maturity at year end are shown separately.

	Available for Sale
	Amortized Cost	Fair Value

Within one year	$14,715	$14,940
One through five years	54,799	56,864
Six through ten years	120,911	123,992
After ten years	135,046	139,633
Mortgage-backed securities-residential (Government Sponsored Entity)	186,054	185,429
Collateralized mortgage obligations (Government Sponsored Entity)	372,896	365,309
Equity securities	4,939	4,939

Total available for sale securities	$889,360	$891,106

       Gross proceeds from sales of securities available for sale during 2013, 2012 and 2011 were $80,151, $64,176, and $366,559. Gross gains of $912, $1,944 and $11,440 and gross losses of $77, $77, and $83 were realized on those sales in 2013, 2012 and 2011, respectively. The tax provision related to these net realized gains was $284, $635, and $3,861 respectively.

       Securities with a carrying value of $323,542 and $259,613 were pledged at December 31, 2013 and 2012 to secure certain deposits and repurchase agreements, secure future funding needs, and for other purposes as permitted or required by law.

       At year end 2013 and 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity.

       Below is a summary of securities with unrealized losses as of year-end 2013 and 2012 presented by length of time the securities have been in a continuous unrealized loss position.

2013	Less than 12 months		12 months or longer		Total

Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and municipal	$31,660	$(1,791)	$4,153	$(421)	$35,813	$(2,212)
Mortgage-backed securities-residential (Government Sponsored Entity)	114,036	(3,800)	—	—	114,036	(3,800)
Collateralized mortgage obligations (Government Sponsored Entity)	267,579	(9,040)	4,100	(189)	271,679	(9,229)
Other securities	—	—	993	(8)	993	(8)

Total temporarily impaired	$413,275	$(14,631)	$9,246	$(618)	$422,521	$(15,249)

2012	Less than 12 months		12 months or longer		Total

Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and municipal	$6,646	$(97)	$—	$—	$6,646	$(97)
Mortgage-backed securities-residential (Government Sponsored Entity)	12,766	(8)	—	—	12,766	(8)
Collateralized mortgage obligations (Government Sponsored Entity)	32,330	(139)	—	—	32,330	(139)
Other securities	990	(11)	—	—	990	(11)

Total temporarily impaired	$52,732	$(255)	$—	$—	$52,732	$(255)

Other-Than-Temporary-Impairment

       Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities are generally evaluated for OTTI under ASC 320. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC 325-10 (formerly EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets). The Company holds no securities that fall within the scope of ASC 325-10.

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

       As of December 31, 2013, the Company's security portfolio consisted of 1,054 securities, 178 of which were in an unrealized loss position. Unrealized losses on state and municipal securities of $2,212 have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not the expected cash flows of the individual securities. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

       At December 31, 2013, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value of approximately $3,800 is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is unlikely that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

       The Company's collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations with a market value of $365,309 which had unrealized losses of approximately $9,229 at December 31, 2013. The Company monitors to insure it has adequate credit support and as of December 31, 2013, the Company believes there is no OTTI and does not have the intent to sell these securities and it is unlikely that it will be required to sell the securities before their anticipated recovery. All securities are investment grade.

       The unrealized losses on other securities are related to one single issue trust preferred security and has not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the security before its anticipated recovery. The Company performs a quarterly review of this security and based on this review, no evidence of adverse changes in expected cash flows is anticipated. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not the expected cash flows of the individual security. Currently, the issuer has made all contractual payments and given no indication that they will not be able to make them into the future. The fair value of these debt securities is expected to recover as the securities approach their maturity date. As of December 31, 2013, the Company owned $993 of these securities with an unrealized loss of $8.

       In 2012, there was a $500 impairment loss recognized on one equity security reducing its fair value to $250. This amount is shown as an impairment loss on the income statement.

NOTE 5 — LOANS AND ALLOWANCE FOR LOAN LOSSES

       Loans were as follows:

	December 31, 2013	December 31, 2012

Commercial
Commercial and industrial	$180,378	$134,156
Agricultural	30,323	22,355
Commercial Real Estate
Farm	76,082	66,119
Hotel	108,226	131,495
Construction and development	35,731	25,208
Other	546,970	507,231
Residential
1-4 family	403,733	394,195
Home equity	244,277	224,329
Consumer
Direct	45,129	45,844
Indirect	1,077	2,451

Total loans	1,671,926	1,553,383
Allowance for loan losses	(27,609)	(32,227)

Net loans	$1,644,317	$1,521,156

       The following tables presents the activity in the allowance for loan losses by portfolio segment for the years ending December 31, 2013, 2012, and 2011:

2013	Commercial	Commercial Real Estate	Residential	Consumer	Total

Allowance for loan losses
Balance, January 1	$3,894	$24,157	$3,180	$996	$32,227
Provision charged to expense	208	1,319	1,928	1,079	4,534
Losses charged off	(1,152)	(6,353)	(2,349)	(2,648)	(12,502)
Recoveries	341	1,087	650	1,272	3,350

Balance, December 31	$3,291	$20,210	$3,409	$699	$27,609

2012	Commercial	Commercial Real Estate	Residential	Consumer	Total

Allowance for loan losses
Balance, January 1	$5,562	$30,476	$2,972	$879	$39,889
Provision charged to expense	(265)	4,802	3,490	1,823	9,850
Losses charged off	(1,946)	(13,553)	(3,547)	(3,286)	(22,332)
Recoveries	543	2,432	265	1,580	4,820

Balance, December 31	$3,894	$24,157	$3,180	$996	$32,227

2011	Commercial	Commercial Real Estate	Residential	Consumer	Total

Allowance for loan losses
Balance, January 1	$6,386	$32,653	$2,281	$1,285	$42,605
Provision charged to expense	215	13,406	3,136	1,043	17,800
Losses charged off	(2,211)	(16,954)	(3,093)	(2,636)	(24,894)
Recoveries	1,172	1,371	648	1,187	4,378

Balance, December 31	$5,562	$30,476	$2,972	$879	$39,889

       The following table presents the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment method as of December 31, 2013 and 2012:

December 31, 2013	Commercial	Commercial Real Estate	Residential	Consumer	Total

Allowance for loan losses
Ending Balance individually evaluated for impairment	$13	$1,167	$105	$2	$1,287
Ending Balance collectively evaluated for impairment	3,278	19,043	3,304	697	26,322

Total ending allowance balance	$3,291	$20,210	$3,409	$699	$27,609

Loans
Ending Balance individually evaluated for impairment	$300	$21,240	$10,797	$785	$33,122
Ending Balance collectively evaluated for impairment	210,401	745,769	637,213	45,421	$1,638,804

Total ending loan balance excludes $5,043 of accrued interest	$210,701	$767,009	$648,010	$46,206	$1,671,926

December 31, 2012	Commercial	Commercial Real Estate	Residential	Consumer	Total

Allowance for loan losses
Ending Balance individually evaluated for impairment	$150	$3,067	—	—	$3,217
Ending Balance collectively evaluated for impairment	3,744	21,090	3,180	996	29,010

Total ending allowance balance	$3,894	$24,157	$3,180	$996	$32,227

Loans
Ending Balance individually evaluated for impairment	$1,797	$33,499	$14,175	$1,083	$50,554
Ending Balance collectively evaluated for impairment	154,714	696,554	604,349	47,212	1,502,829

Total ending loan balance excludes $5,206 of accrued interest	$156,511	$730,053	$618,524	$48,295	$1,553,383

       Nonperforming loans were as follows:

December 31	2013	2012

Loans past due 90 days or more still on accrual	$14	$565
Troubled debt restructurings (accruing)	4,188	15,102
Non-accrual loans	22,341	35,451

Total	$26,543	$51,118

       Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The decrease in troubled debt restructurings was due primarily to three credits totaling $6,814 that became performing loans in 2013.

       The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013, 2012, and 2011. Performing troubled debt restructurings at December 31, 2013, totaling $6,593 were excluded as allowed by ASC 310-40.

December 31, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Interest Income Recognized	Cash Basis Interest Recognized

With an allowance recorded
Commercial
Commercial and industrial	$194	$177	$13
Agricultural	—	—	—
Commercial Real Estate
Farm	625	436	61
Hotel	—	—	—
Construction and development	—	—	—
Other	7,309	6,382	1,106
Residential
1-4 Family	1,089	981	102
Home Equity	50	50	3
Consumer
Direct	126	126	2
Indirect	—	—	—

Subtotal — impaired with allowance recorded	9,393	8,152	1,287
With no related allowance recorded
Commercial
Commercial and industrial	$204	$123		$12	$12
Agricultural	—	—		—	—
Commercial Real Estate
Farm	767	657		11	11
Hotel	—	—		1	1
Construction and development	942	795		45	45
Other	8,651	6,377		72	72
Residential
1-4 Family	8,931	8,007		15	15
Home Equity	1,860	1,759		13	13
Consumer
Direct	675	649		17	17
Indirect	11	10		—	—

Subtotal — impaired with no allowance recorded	22,041	18,377	—	186	186

Total impaired loans	$31,434	$26,529	$1,287	$186	$186

December 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Interest Income Recognized	Cash Basis Interest Recognized

With an allowance recorded
Commercial
Commercial and industrial	$305	$305	$150
Agricultural	—	—	—
Commercial Real Estate
Farm	922	922	442
Hotel
Construction and development	742	644	240
Other	9,727	9,419	2,385
Residential
1-4 Family
Home Equity
Consumer
Direct
Indirect

Subtotal — impaired with allowance recorded	11,696	11,290	3,217
With no related allowance recorded
Commercial
Commercial and industrial	$2,115	$1,492		$76	$76
Agricultural	1	—
Commercial Real Estate
Farm	741	663		9	9
Hotel	6,257	5,968
Construction and development	2,685	1,499		108	108
Other	20,047	14,384		129	129
Residential
1-4 Family	13,110	11,548		3	3
Home Equity	2,801	2,627		17	17
Consumer
Direct	1,083	1,066		9	9
Indirect	19	17		7	7

Subtotal — impaired with no allowance recorded	48,859	39,264	—	358	358

Total impaired loans	$60,555	$50,554	$3,217	$358	$358

December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Interest Income Recognized	Cash Basis Interest Recognized

With an allowance recorded
Commercial
Commercial and industrial	$3,130	$3,057	$1,193
Agricultural	—	—	—
Commercial Real Estate
Farm	486	486	193
Hotel	5,385	5,385	100
Construction and development	5,558	5,476	2,371
Other	14,400	14,322	2,812
Residential
1-4 Family
Home Equity
Consumer
Direct
Indirect

Subtotal — impaired with allowance recorded	28,959	28,726	6,669
With no related allowance recorded
Commercial
Commercial and industrial	$2,720	$2,030		$22	$22
Agricultural	351	57		—	—
Commercial Real Estate
Farm	579	531		—	—
Hotel	876	384
Construction and development	2,996	1,839		1	1
Other	16,325	12,726		135	135
Residential
1-4 Family	12,344	12,045		8	8
Home Equity	2,548	2,477		8	8
Consumer
Direct	1,096	1,083		9	9
Indirect	35	33		5	5

Subtotal — impaired with no allowance recorded	39,870	33,205	—	188	188

Total impaired loans	$68,829	$61,931	$6,669	$188	$188

       The following table presents the average recorded investment of impaired loans in 2013, 2012, and 2011.

	2013	2012	2011

Commercial
Commercial and industrial	$997	$4,401	$6,438
Agricultural	—	23	103
Commercial Real Estate
Farm	1,360	1,180	1,110
Hotel	1,194	2,388	7,271
Construction and development	1,514	4,751	9,467
Other	18,150	25,716	29,079
Residential
1-4 family	10,372	11,778	11,825
Home equity	2,420	2,719	1,974
Consumer
Direct	893	1,041	1,143
Indirect	14	41	58

Total loans	$36,914	$54,038	$68,468

       The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2013 and 2012.

	Non-accrual		Past due over 90 days and still accruing

December 31,	2013	2012	2013	2012

Commercial
Commercial and industrial	$159	$1,777	$14	$—
Agricultural	—	—	—	—
Commercial Real Estate
Farm	1,093	1,584	—	—
Hotel	—	—	—	—
Construction and development	329	1,657	—	565
Other	11,489	17,442	—	—
Residential
1-4 Family	7,635	10,392	—	—
Home Equity	1,452	2,216	—	—
Consumer
Direct	174	366	—	—
Indirect	10	17	—	—

Total	$22,341	$35,451	$14	$565

       The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 and 2012 by class of loans:

December 31, 2013	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

Commercial
Commercial and industrial	$180,378	$64	$24	$72	$160	$180,218
Agricultural	30,323	—	—	—	—	30,323
Commercial Real Estate
Farm	76,082	—	—	697	697	75,385
Hotel	108,226	—	—	—	—	108,226
Construction and development	35,731	466	—	329	795	34,936
Other	546,970	984	187	5,944	7,115	539,855
Residential
1-4 Family	403,733	7,381	1,969	4,936	14,286	389,447
Home Equity	244,277	646	313	1,025	1,984	242,293
Consumer
Direct	45,129	192	32	126	350	44,779
Indirect	1,077	2	4	—	6	1,071

Total — excludes $5,043 of accrued interest	$1,671,926	$9,735	$2,529	$13,129	$25,393	$1,646,533

December 31, 2012	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

Commercial
Commercial and industrial	$134,156	$1,421	$311	$1,094	$2,826	$131,330
Agricultural	22,355	—	—	—	—	22,355
Commercial Real Estate
Farm	66,119	158	—	1,417	1,575	64,544
Hotel	131,495	—	—	—	—	131,495
Construction and development	25,208	—	—	2,121	2,121	23,087
Other	507,231	2,516	1,208	10,607	14,331	492,900
Residential
1-4 Family	394,195	7,788	2,605	5,492	15,885	378,310
Home Equity	224,329	1,170	357	1,428	2,955	221,374
Consumer
Direct	45,844	182	49	242	473	45,371
Indirect	2,451	33	12	5	50	2,401

Total — excludes $5,206 of accrued interest	$1,553,383	$13,268	$4,542	$22,406	$40,216	$1,513,167

  Troubled Debt Restructurings

       During the years ending December 31, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

       Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 60 months to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 14 months.

       The total of troubled debt restructurings at December 31, 2013 and 2012 was $14,347 and $18,932 respectively. Included in the TDR totals are non-accrual loans of $3,566 and $3,829 at December 31, 2013 and 2012 and performing loans of $6,593 at December 31, 2013 and $0 at December 31, 2012. The Company has allocated $534 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2013. The Company has committed to lend additional amounts totaling $0 to customers with outstanding loans that are classified as troubled debt restructurings. At December 31, 2012, the comparable numbers were $567 of specific reserves and $0 of commitments.

       The following tables present loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2013 and 2012:

2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial
Commercial and industrial	1	$28	$28
Commercial Real Estate
Other real estate	3	344	344
Residential
1-4 Family	7	359	359
Home Equity	1	20	20
Consumer
Direct	1	30	30

Total	13	$781	$781

2012	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial
Commercial and industrial	2	$179	$179
Commercial Real Estate
Hotel	2	7,727	5,968
Other	7	6,241	5,367
Residential
1-4 Family	1	91	91
Home Equity	1	70	70
Consumer
Direct	1	4	4

Total	14	$14,312	$11,679

       The troubled debt restructurings described above increased the allowance for loan losses by $30 and $10 and resulted in charge offs of $442 and $2,477 during the years ending December 31, 2013 and 2012 respectively.

       The following tables present loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ending December 31, 2013 and 2012:

2013	Number of Loans	Recorded Investment

Residential
1-4 Family	2	$89
Home Equity	1	15
Consumer
Direct	1	4

Total	4	$108

2012	Number of Loans	Recorded Investment

Commercial
Commercial and industrial	3	$2,195
Commercial real estate:
Development	1	323
Other	9	3,332
Residential
1-4 Family	2	125
Home Equity	1	12

Total	16	$5,987

       A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $0 and $256 and resulted in charge offs of $0 and $1,192 during the years ending December 31, 2013 and 2012 respectively.

       In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company's internal underwriting policy.

       The terms of certain other loans were modified during years ending December 31, 2013 and 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2013 and 2012 of $0 and $18,612. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

       Special Mention — Loans classified as special mention have above average risk that requires management's ongoing attention. The borrower may have demonstrated inability to generate profits or to maintain net worth, chronic delinquency and /or a demonstrated lack of willingness or capacity to meet obligations.

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

       As of December 31, 2013 and 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2013	Pass	Special Mention	Substandard	Non-accrual

Commercial
Commercial and industrial	$174,408	$4,561	$1,250	$159
Agricultural	30,323	—	—	—
Commercial Real Estate
Farm	$74,884	105	—	1,093
Hotel	61,195	31,401	15,630	—
Construction and development	34,936	—	466	329
Other	504,657	20,893	9,931	11,489

Total	$880,403	$56,960	$26,277	$13,070

December 31, 2012	Pass	Special Mention	Substandard	Non-accrual

Commercial
Commercial and industrial	$119,755	$9,824	$2,800	$1,777
Agricultural	22,350	—	5	—
Commercial Real Estate
Farm	63,294	1,094	147	1,584
Hotel	83,522	47,973	—	—
Construction and development	18,719	1,465	3,367	1,657
Other	439,702	27,621	22,466	17,442

Total	$747,342	$87,977	$28,785	$22,460

       Loans not analyzed individually as part of the above described process are classified by delinquency. These loans are primarily residential mortgage and consumer loans. All consumer loans fully or partially secured by 1-4 family residential real estate that are 60-89 days will be classified as Watch. If loans are greater than 90 days past due, they will be classified as Substandard. Consumer loans not secured by 1-4 family residential real estate that are 60-119 days past due will be classified Substandard while loans greater than 119 days will be classified as Loss. As of December 31, 2013 and 2012, the performing/non performing loans by category of loans is as follows:

December 31, 2013	Performing	Watch	Substandard

Residential
1-4 Family	$396,836	$1,965	$4,932
Home Equity	242,934	315	1,028

Total	$639,770	$2,280	$5,960

December 31, 2013	Performing	Substandard	Loss

Consumer
Direct	$44,970	$32	$127
Indirect	1,073	4	—

Total	$46,043	$36	$127

December 31, 2012	Performing	Watch	Substandard

Residential
1-4 Family	$386,098	$2,605	$5,492
Home Equity	222,544	357	1,428

Total	$608,642	$2,962	$6,920

December 31, 2012	Performing	Substandard	Loss

Consumer
Direct	$45,553	$195	$96
Indirect	2,434	12	5

Total	$47,987	$207	$101

NOTE 6 — OTHER REAL ESTATE OWNED

       Activity in the real estate owned assets, which are included in interest receivable and other assets in the consolidated balance sheets, was as follows:

	2013	2012	2011

Beginning Balance	$6,677	$15,456	$11,453
Transfer to other real estate owned	4,005	5,286	23,093
Sale — Out of other real estate owned	(5,708)	(12,089)	(16,125)
Write-down	(854)	(1,976)	(2,965)

Ending Balance	$4,120	$6,677	$15,456

       The value of the sale amount above is the carrying value of the property when it was sold.

       Activity in the valuation account for other real estate was as follows:

	2013	2012	2011

Beginning Balance — January 1	$(1,672)	$(2,279)	$(779)
Impairments during year	(854)	(1,976)	(2,965)
Recovery on impairments	—	—	—
Reductions	1,198	2,583	1,465

Ending Balance — December 31	$(1,328)	$(1,672)	$(2,279)

       Net loss on OREO activity which is included in non-interest income and expenses related to foreclosed assets included in other expenses in the consolidated statements of income, were as follows:

	2013	2012	2011

Write-downs	$854	$1,976	$2,965
Losses/(gains)on sales	(315)	(617)	(221)

Net loss	$539	$1,359	$2,744

Operating expenses	417	624	1,152

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

       The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or using market data utilizing pricing models, primarily Interactive Data Corporation ("IDC"), that vary based upon asset class and include available trade, bid, and other market information. Matrix pricing is used for most municipals, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities. The grouping of securities is done according to insurer, credit support, state of issuance, and rating to incorporate additional spreads and municipal curves. For the general market municipals, the Thomson Municipal Market Data curve is used to determine the initial curve for determining the price, movement, and yield relationships with the municipal market (Level 2 inputs). Level 3 securities are largely comprised of small, local municipality issuances. Fair values are derived through consideration of funding type, maturity and other features of the issuance, and include reviewing financial statements, earnings forecasts, industry trends and the valuation of comparative issuers. In most cases, the book value of the security is used as the fair value as meaningful pricing data is not readily available. Twice a year, a sample of prices supplied by the pricing agent is validated by comparison to prices obtained from other third party sources.

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

       The fair value of servicing rights is based on a valuation model from a third party that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The inputs used include estimates of prepayment speeds, discount rate, cost to service, contractual servicing fee income, late fees, and float income. The most significant assumption used to value mortgage servicing rights is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At December 31, 2013 the constant prepayment speed (PSA) used was 174 and the discount rate was 10.0%. At December 31, 2012 the constant prepayment speed (PSA) used was 332 and the discount rate was 10.0%. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 3 inputs). On a quarterly basis, loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data.

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

Assets and Liabilities Measured on a Recurring Basis

       Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at December 31, 2013 Using:
(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Investment securities available-for-sale
U. S. government agency	$798		$798
States and municipal	331,112		316,692	14,420
Mortgage-backed securities — residential — Government Sponsored Entity	185,429		185,429
Collateralized mortgage obligations — Government Sponsored Entity	365,309		365,309
Equity securities	4,939	4,689		250
Other securities	3,519		993	2,526

Total investment securities available-for-sale	$891,106	$4,689	$869,221	$17,196

Mortgage banking derivatives	$525		$525

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Investment securities available-for-sale
U. S. government agency	$1,638		$1,638
States and municipal	337,939		322,469	15,470
Mortgage-backed securities — Residential — Government Sponsored Entity	227,055		227,055
Collateralized mortgage obligations — Government Sponsored Entity	327,223		327,223
Equity securities	4,939	4,689		250
Other securities	3,547		990	2,557

Total investment securities available- for-sale	$902,341	$4,689	$879,375	$18,277

Mortgage banking derivatives	$2,200		$2,200

       There have been no transfers between Level 1 and 2 during the two years ending December 31, 2013 and 2012.

       The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012:

States and municipal	2013	2012

Beginning balance, January 1	$15,470	$23,556
Total gains or losses (realized / unrealized)
Included in earnings
Gains (losses) on securities	—	361
Included in other comprehensive income	(99)	(51)
Sales	—	(7,268)
Settlements	(951)	(832)
Transfers into Level 2	—	(296)

Ending balance, December 31	$14,420	$15,470

Equity securities	2013	2012

Beginning balance, January 1	$250	$750
Total gains or losses (realized / unrealized)
Included in earnings
Other than temporary impairment	—	(500)

Ending balance, December 31	$250	$250

Other securities	2013	2012

Beginning balance, January 1	$2,557	$2,587
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(31)	(30)

Ending balance, December 31	$2,526	$2,557

       In 2012, the municipal transfer into Level 2 was a security that was originally purchased where pricing data was not available and resulted in a Level 3 valuation. Subsequently, pricing data was obtained in 2012 that allowed a transfer into Level 2.

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

Assets and Liabilities Measured on a Non-Recurring Basis

       Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2013 Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans
Commercial and industrial	$76			$76
Farm real estate	375			375
1-4 Family	226			226
Other	5,112			5,112

Total impaired loans	$5,789			$5,789
Impaired servicing rights	$1,794			$1,794
Other real estate owned/assets held for sale
Construction and development	$522			$522
Home equity	67			67
Other commercial real estate	425			425

	$1,014			$1,014

		Fair Value Measurements at December 31, 2012 Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans
Commercial and industrial	$155			$155
Farm real estate	480			480
Construction and development	404			404
Other	4,936			4,936

Total impaired loans	$5,975			$5,975
Impaired servicing rights	$2,942			$2,942
Other real estate owned/assets held for sale
Construction and development	$1,764			$1,764
Other commercial real estate	803			803
1-4 Family	95			95

	$2,662			$2,662

       The following represent impairment charges recognized during the period:

       Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $6,879, with a valuation allowance of $1,090, resulting in an additional provision for loan losses of $432 in 2013. A breakdown on these loans by portfolio class is as follows:

	Recorded Investment	Valuation Allowance	Net

Commercial and industrial	$89	$13	$76
Farm real estate	435	60	375
1-4 Family	237	11	226
Other	6,118	1,006	5,112

Ending Balance	$6,879	$1,090	$5,789

       At December 31, 2012, impaired loans had a recorded investment of $9,151, with a valuation allowance of $3,176, resulting in an additional provision for loan losses of $1,958 for the year ending December 31, 2012.

       Impaired tranches of servicing rights were carried at a fair value of $1,794, which is made up of the gross outstanding balance of $2,169, net of a valuation allowance of $375. A recovery of $750 was included in 2013 earnings. In 2012, impaired servicing rights were written down to a fair value of $2,942, which was made up of the gross outstanding balance was $4,067, net of a valuation allowance of $1,125. A charge of $676 was included in 2012 earnings.

       Other real estate owned/assets held for sale is evaluated at the time a property is acquired through foreclosure or moved to held for sale or shortly thereafter. Fair value is based on appraisals by qualified licensed appraisers. At December 31, 2013, the fair value is made up of the gross outstanding balance of $1,362, net a valuation allowance of $348. At December 31, 2012, the fair value is made up of the gross outstanding balance of $4,334, net a valuation allowance of $1,672. During 2013, these properties were written down by $175 which was included in 2013 earnings. During 2012, these properties were written down by $647 which was included in 2012 earnings. A breakdown of these properties by portfolio class at December 31, 2013 is as follows:

	Gross Balance	Valuation Allowance	Net

Construction and development	$645	$123	$522
Other commercial real estate	635	210	425
Home Equity	82	15	67

Ending Balance	$1,362	$348	$1,014

       The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013 and 2012. Impaired commercial, commercial real estate loans, and other real estate owned that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.

December 31, 2013	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range/Average

Impaired Loans:
Commercial & industrial	$ 76	Sales comparison approach	Adjustment for differences between comparable sales	0%-10% 10% Avg
Farm real estate	375	Sales comparison approach	Adjustment for differences between comparable sales	40% 40% Avg
Other/1-4 Family	5,338 $5,789	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	0%-40% 25% Avg
Other real estate owned:
Construction and development	$ 522	Sales comparison approach	Adjustment for differences between comparable sales.	10% 10% Avg
Other and Home equity	492 $1,014	Sales comparison approach	Adjustment for differences between comparable sales.	10%-15% 10% Avg
Mortgage servicing rights	$1,794	Cash flow analysis	Discount rate	10%

December 31, 2012	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range/Average

Impaired Loans:
Commercial & industrial	$ 155	Liquidation value of inventory	Management adjustment	15% 15% Avg
Farm real estate	480	Sales comparison approach	Adjustment for differences between comparable sales	35-40% 37% Avg
Construction and development	404	Sales comparison approach	Adjustment for differences between comparable sales	10%-50% 41% Avg
Other	4,936 $5,975	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	0%-60% 32% Avg
Other real estate owned:
Construction and development	$1,764	Sales comparison approach	Adjustment for differences between comparable sales.	10%-26% 15% Avg
Other and 1-4 family	898 $2,662	Sales comparison approach	Adjustment for differences between comparable sales.	2%-35% 17% Avg
Mortgage servicing rights	$2,942	Cash flow analysis	Discount rate	10%

       Carrying amount and estimated fair values of financial instruments, not previously presented, at year end were as follows:

December 31, 2013	Carrying Amount	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents	$61,320	$55,826	$5,494		$61,320
Loans including loans held for sale, net	1,644,527		6,158	1,657,199	1,663,357
Restricted stock	15,629				N/A
Interest receivable	9,706		4,573	5,133	9,706
Liabilities
Deposits	(2,200,628)	(436,550)	(1,764,719)		(2,201,269)
Other borrowings	(38,594)		(38,594)		(38,594)
FHLB advances	(247,858)		(252,402)		(252,402)
Interest payable	(799)		(799)		(799)
Subordinated debentures	(46,394)		(23,130)		(23,130)

December 31, 2012	Carrying Amount	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents	$65,650	$58,100	$7,550		$65,650
Loans including loans held for sale, net	1,532,247		17,616	1,538,489	1,556,105
Restricted stock	15,639				N/A
Interest receivable	9,827		4,621	5,206	9,827
Liabilities
Deposits	(2,185,054)	(405,167)	(1,780,511)		(2,185,678)
Other borrowings	(34,519)		(34,519)		(34,519)
FHLB advances	(141,052)		(152,018)		(152,018)
Interest payable	(1,195)		(1,195)		(1,195)
Subordinated debentures	(50,418)		(31,763)		(31,763)

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

       The fair values of the Company's Other borrowings are estimated using discounted cash flow analyses based on current borrowing rates resulting in a Level 2 classification.

(f) Accrued Interest Receivable/Payable

       The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification based on the level of the asset or liability with which the accrual is associated.

NOTE 8 — PREMISES AND EQUIPMENT

December 31	2013	2012

Land	$14,445	$14,090
Buildings	50,638	48,640
Furniture and equipment	35,727	34,835

Total cost	100,810	97,565
Accumulated depreciation	(44,853)	(43,464)

Net	$55,957	$54,101

       Depreciation expense was $5,783, $5,440, and $5,074 in 2013, 2012 and 2011.

       Operating Leases: The Company leases certain branch properties under operating leases. Rent expense was $1,056, $1,126, and $933 for 2013, 2012, and 2011. Rent commitments, before considering renewal options that generally are present, were as follows:

2014	$1,087
2015	931
2016	659
2017	445
2018	411
Thereafter	1,245

Total	$4,778

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

       The change in carrying amount of goodwill is as follows.

	2013	2012

Balance, January 1	$63,947	$61,919
Acquired goodwill	953	2,028

Balance, December 31	$64,900	$63,947

       The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Impairment exists when a reporting unit's carrying value of goodwill exceeds its fair value. At June 30, 2013, the Company elected to perform a quantitative assessment to determine if the fair value of the reporting unit exceeded its carrying value, including goodwill. The quantitative assessment indicated that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

       A discussion of goodwill acquired in 2013 and 2012 can be found at Note 26.

Acquired Intangible Assets

	2013	2012

Core deposit intangibles	$27,169	$27,169
Other customer relationship intangibles	2,194	2,194
Accumulated amortization	(24,238)	(22,370)

Purchased intangibles, net	$5,125	$6,993

       Aggregate amortization expense was $1,868, $1,835, and $1,939 for 2013, 2012, and 2011.

       Estimated amortization expense for each of the next five years follows:

2014	$1,643
2015	1,402
2016	715
2017	347
2018	272

NOTE 10 — DEPOSITS

	December 31, 2013	December 31, 2012

Non-interest-bearing demand	$436,550	$405,167
Interest-bearing demand	884,128	855,049
Savings	501,494	470,265
Certificates of deposit of $100 or more	129,132	149,806
Other certificates and time deposits	249,324	304,767

Total deposits	$2,200,628	$2,185,054

       Certificates and other time deposits mature as follows:

2014	$239,612
2015	71,440
2016	30,164
2017	22,523
2018	7,344
Thereafter	7,373

Total	$378,456

NOTE 11 — OTHER BORROWINGS

December 31	2013	2012

Other borrowings consisted of the following at year-end:
Securities sold under repurchase agreements	$29,394	$25,794
Federal funds purchased	9,200	8,725

Total other borrowings	$38,594	$34,519

       Securities sold under repurchase agreements ("agreements") consist of obligations secured by securities issued by government-sponsored entities, and a safekeeping agent holds such collateral. The balance at December 31, 2013 and 2012 was $29,394 and $25,794 respectively. The majority of the agreements at December 31, 2013 mature within 30 days.

       Information concerning securities sold under agreements to repurchase is summarized as follows:

	2013	2012	2011

Average daily balance during the year	$29,132	$28,243	$30,404
Average interest rate during the year	0.17%	0.34%	0.52%
Maximum month-end balance during the year	$31,479	$30,974	$40,960
Weighted average interest rate at year-end	0.18%	0.20%	0.44%

NOTE 12 — FEDERAL HOME LOAN BANK ADVANCES

       Federal Home Loan Bank ("FHLB") advances at year end were as follows:

	2013	2012

Maturities from January 2014 through May 2022, primarily fixed rates from 0.3% to 4.8%, averaging 1.3%	$247,858
Maturities from April 2013 through May 2022, primarily fixed rates from 0.56% to 5.9%, averaging 3.0%		$141,052

	$247,858	$141,052

       The majority of the FHLB advances are secured by mortgage loans totaling approximately 170% of the advance under a blanket security agreement. The advances are subject to restrictions or penalties in the event of prepayment. Of the $247,858 in advances at December 31, 2013, $0 of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the Company may prepay the advance without a penalty. Of the $141,052 in advances at December 31, 2012, $105,000 or 74% of the advances contained such options.

       Required payments over the next five years are:

2014	$133,294
2015	25,070
2016	14,735
2017	33
2018	74,692
Thereafter	34

NOTE 13 — SUBORDINATED DEBENTURES

       The Company formed four separate trusts in 2002, 2003, and 2006 that issued floating rate trust preferred securities as part of pooled offerings. The Company issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole asset of the trusts. The Company acquired two trusts from a prior acquisition — Harrodsburg Statutory Trust I and Independence Bancorp Statutory Trust I. The Independence Bancorp Statutory Trust I was paid off in the fourth quarter of 2013. In accordance with accounting guidelines, the trusts are not consolidated with the Company's financial statements, but rather the subordinated debentures are shown as a liability, because the Company is not considered the primary beneficiary of the trusts. The Company's investment in the common stock of the trust was $1,394 at December 31, 2013 and $1,518 at December 31, 2012 and is included in interest receivable and other assets on the consolidated balance sheets. Interest payments are payable quarterly in arrears and the Company has the option to defer interest payments from time to time for a period not to exceed 20 consecutive quarters. The subordinated debentures mature in 30 years from issuance and can be called anytime after five years at par.

The subordinated debentures may be included in Tier 1 capital (with certain limitations) under current regulatory guidelines and interpretations. The following table summarizes the other terms of each issuance.

Trust Name	Issuance	Amount December 31, 2013	Amount December 31, 2012	Variable Rate	Rate as of 12/31/13	Maturity

Trust 1	2002	$8,248	$8,248	LIBOR +3.25%	3.50%	2032
Trust 2	2003	14,433	14,433	LIBOR +3.25%	3.50%	2033
Trust 3	2003	7,217	7,217	LIBOR +3.15%	3.39%	2033
Trust 4	2006	11,341	11,341	LIBOR +1.63%	1.87%	2036
Harrodsburg	2003	5,155	5,100	LIBOR +3.15%	3.40%	2033
Independence	2003	—	4,079	LIBOR +3.15%	—	2033

		$46,394	$50,418

NOTE 14 — MORTGAGE BANKING AND LOAN SERVICING

       Net revenues from mortgage banking activity consisted of the following:

	Years Ended December 31
	2013	2012	2011

Gain from sale of mortgage loans and interest rate locks	$3,956	$9,126	$3,534
Mortgage loan servicing revenue (expense):
Mortgage loan servicing revenue	3,565	3,441	3,360
Amortization of mortgage servicing rights	(1,472)	(1,964)	(1,388)
Mortgage servicing rights valuation adjustments	750	(676)	45

Net servicing revenue	2,843	801	2,017

Net revenue from mortgage banking activity	$6,799	$9,927	$5,551

       Loans serviced for others are not included in the accompanying consolidated balance sheets. Loan servicing fee income was $2,038, $1,864, and $2,104 for 2013, 2012, and 2011. The unpaid principal balances of loans serviced for others totaled $785,794 and $758,074 at December 31, 2013 and 2012. Custodial escrow balances maintained in connection with serviced loans were $6,234 and $8,296 at year end 2013 and 2012. The weighted average amortization period is 6.4 years. Mortgage servicing rights are included in other assets on the consolidated balance sheets. The fair value of capitalized mortgage servicing assets is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates. The carrying value of capitalized mortgage servicing rights was $5,155 and $4,350 at year end 2013 and 2012. Fair value at year-end 2013 was determined using a discount rate of 10%, and prepayment speeds ranging from 105% to 368%, depending on the stratification of the specific right. Fair value at year-end 2012 was determined using a discount rate of 10%, and prepayment speeds ranging from 112% to 505%, depending on the stratification of the specific right. The notional amount of interest rate lock commitments to make 1-4 family residential mortgage loans intended to be sold on the secondary market totaled $20.7 million and $66.7 million at December 31, 2013 and 2012, respectively. The estimated fair value of these commitments totaled $525 and $2,200 at December 31, 2013 and 2012, respectively, and is included in other assets on the consolidated balance sheet.

	2013	2012	2011

Mortgage servicing assets
Balances, January 1	$4,350	$5,412	$5,498
Servicing assets capitalized	1,527	1,578	1,257
Amortization of servicing assets	(1,472)	(1,964)	(1,388)
Change in valuation allowance	750	(676)	45

Balance, December 31	$5,155	$4,350	$5,412

Valuation allowance:
Balances, January 1	$1,125	$449	$494
Additions expensed	—	676	300
Reductions credited to operations	(750)	—	(345)

Balance, December 31	$375	$1,125	$449

NOTE 15 — INCOME TAX

       Income tax expense (benefit) was as follows:

Year Ended December 31	2013	2012	2011

Income tax expense
Currently payable	$3,616	$4,419	$3,746
Deferred	1,589	1,731	(1,165)
Change in valuation allowance	114	(123)	1,157

Total income tax expense	$5,319	$6,027	$3,738

       Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

Federal statutory income tax rate	35%	35%	35%
Federal statutory income tax	$11,082	$11,650	$9,643
Tax exempt interest	(4,529)	(4,527)	(4,631)
Effect of state income taxes	111	192	72
Non-deductible expenses	504	349	163
Tax exempt income on life insurance	(482)	(422)	(469)
Tax credits	(757)	(861)	(898)
Change in valuation allowance	114	(123)	1,157
Captive insurance premiums	(91)	—	—
Other	(633)	(231)	(1,299)

Income tax expense	$5,319	$6,027	$3,738

       The components of the net deferred tax asset (liability) are as follows:

December 31	2013	2012

Assets
Allowance for loan losses	$10,717	$12,427
State net operating loss carryforward	6,357	5,898
Credit carryforwards	9,987	8,595
OREO write-downs	884	953
Other	2,755	2,765

Total assets	30,700	30,638

Liabilities
Depreciation	(3,639)	(3,664)
Mortgage servicing rights	(2,046)	(1,722)
Unrealized gain on securities AFS	(611)	(13,854)
Intangibles	(2,197)	(1,085)
Deferred loan fees/costs	(1,513)	(1,241)
Other	(1,290)	(1,322)

Total liabilities	(11,296)	(22,888)

Less: Valuation allowance	(6,030)	(5,916)

Net deferred tax asset	$13,374	$1,834

       As of December 31, 2013, the Company had $2,662 of alternative minimum tax credit carryforwards, which under current tax law have no expiration period. The Company had general business credit carryforwards of $7,325 that begin to expire in 2027.

       The Company has an Indiana state operating loss carryforward of $115,050, which begins to expire in 2019. The Company maintains a valuation allowance to reduce these carryforward items and other Indiana deferred tax assets to the amount expected to be realized.

       A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. At December 31, 2013, the largest component of deferred tax assets is associated with the allowance for loan losses. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. With the exception of the deferred tax asset associated with the Company's Indiana deferred tax assets, no valuation allowance for deferred tax assets were considered necessary at December 31, 2013 or 2012.

       Retained earnings of the subsidiary bank include approximately $13,112 for which no deferred income tax liability has been recognized. This amount represents an allocation of previously acquired institutions to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of "bank" status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for the Company was approximately $4,589 at each of December 31, 2013 and 2012.

Unrecognized Tax Benefits

       The Company does not have any unrecognized tax benefits during any periods presented and does not expect this to significantly change in the next twelve months.

       There were no interest and penalties recorded in the income statement during any period and no amounts accrued for interest and penalties at December 31, 2013, or 2012.

       The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Illinois. The Company is no longer subject to examination by taxing authorities for years before 2010.

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

       Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2013		2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to extend credit and unused lines of credit	$16,196	$453,500	$2,691	$392,674
Commercial letters of credit	—	12,318	—	13,933

       Commitments to make loans are generally made for periods of 60 days or less. Interest rates on fixed rate commitments range from 2.95% to 19.8% with maturities ranging from 1 year to 5 years.

NOTE 17 — DIVIDENDS

       The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described in Note 19. As of December 31, 2013, the Bank would need to earn approximately $16,700 in 2014 before the Bank could declare dividends without regulatory approval.

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

       Management believes as of December 31, 2013, the Company and Bank meet all capital adequacy requirements to which they are subject. The holding company is a source of additional financial strength with its $11.7 million in cash and its ability to downstream additional capital to the Bank.

       There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on operations. At December 31, 2013 and 2012, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective actions. There are no conditions or events since that notification that management believes have changed the Bank's category.

       Actual and required capital amounts and ratios are presented below.

	Actual		Required for Adequate Capital		To Be Well Capitalized

December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$302,181	16.7%	$145,150	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	279,440	15.4	72,575	4.0	N/A	N/A
Tier 1 capital (to average assets)	279,440	10.1	110,428	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$283,653	15.7%	$144,147	8.0%	$180,184	10.0%
Tier 1 capital (to risk-weighted assets)	261,069	14.5	72,074	4.0	108,111	6.0
Tier 1 capital (to average assets)	261,069	9.6	109,090	4.0	136,363	5.0

	Actual		Required for Adequate Capital		To Be Well Capitalized

December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$296,714	17.8%	$133,549	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	275,707	16.5	66,774	4.0	N/A	N/A
Tier 1 capital (to average assets)	275,707	10.4	106,077	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$283,303	17.2%	$132,052	8.0%	$165,065	10.0%
Tier 1 capital (to risk-weighted assets)	262,527	15.9	66,026	4.0	99,039	6.0
Tier 1 capital (to average assets)	262,527	9.9	106,077	4.0	132,596	5.0

NOTE 20 — EMPLOYEE BENEFIT PLANS

       The Company has a defined-contribution retirement plan in which substantially all employees may participate. The Company matches 80% of the first 8% of eligible employees' contributions and makes additional contributions based on employee compensation and the overall profitability of the Company. Expense was $2,419 in 2013, $2,377 in 2012, and $2,269 in 2011 which include an additional contribution in 2013, 2012 and 2011 based on the overall profitability of the Company.

NOTE 21 — RELATED PARTY TRANSACTIONS

       The Company has entered into transactions with certain directors, executive officers, significant shareholders and their affiliates or associates (related parties).

       The aggregate amount of loans, as defined, to such related parties was as follows:

Balances, January 1, 2013	$2,263
Changes in composition of related parties	(42)
New loans, including renewals and advances	743
Payments, including renewals	(467)

Balances, December 31, 2013	$2,497

       Deposits from related parties held by the Company at December 31, 2013 and 2012 totaled $1,342 and $5,788.

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

       The fair value of options granted was determined using the following weighted average assumptions as of grant date.

	2013	2012	2011

Risk-free interest rate	1.35%	1.29%	2.36%
Expected term (years)	7.00	7.00	7.00
Expected stock price volatility	33.93%	40.19%	61.41%
Dividend yield	1.77%	0.42%	0.46%

       A summary of the activity in the 2007 Stock Incentive Plan and the 2003 Plan for 2013 follows:

Options (restated for stock dividends and splits)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, beginning of year	433,132	$13.06
Granted	57,783	13.98
Exercised	(46,224)	8.41
Forfeited or expired	(42,552)	12.68

Outstanding at end of year	402,139	$13.79	5.2	$1,900
Exercisable at year end	295,680	$14.21	3.9	$1,327
Fully vested and expected to vest	392,516	$13.81	5.1	$1,852

       Information related to the 2007 Stock Incentive Plan and the 2003 Plan during each year follows:

	2013	2012	2011

Intrinsic value of options exercised	$265	$124	$—
Cash received from option exercises	389	120	—
Tax benefit realized from option exercises	25	12	—
Weighted average (per share) fair value of options granted	4.16	4.88	5.16

       The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company's common stock as of the reporting date for those options where the exercise price is less than the market price.

       The Company recorded $161, $169, and $72 in stock option compensation expense during 2013, 2012, and 2011 to salaries and employee benefits. As of December 31, 2013, there was $405 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.5 years.

       During the second quarters of 2012 and 2013, the Executive Compensation Committee of the Board of Directors of the Company granted restricted stock awards in lieu of cash awards to certain executive officers pursuant to the Company's long-term incentive plan (the "LTIP"). Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The value of the awards was determined by multiplying the award amount by the closing price of a share of

Company common stock on the grant date, April 10, 2013 ($13.67) and April 25, 2012 ($11.85). The restricted stock awards vest as follows — 80% on the second anniversary of the date of grant and 20% on the third anniversary of the date of grant. A total of 10,792 shares of common stock of the Company were granted in 2013 and 48,061 shares of common stock were granted in 2012.

       Also in the second quarter of 2013, the Executive Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers and other employees pursuant to the Company's LTIP. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The restricted stock awards vest as follows — 100% on the third anniversary of the date of grant. A total of 37,179 shares of common stock of the Company were granted in 2013.

       A summary of changes in the Company's nonvested shares for 2013 follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2013	94,305	$10.79
Granted	47,971	14.46
Vested	(36,993)	10.68
Forfeited	—	—

Nonvested at December 31, 2013	105,283	$12.85

       As of December 31, 2013, there was $1,056 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the 2007 Stock Incentive Plan that will be recognized over the remaining vesting period of approximately 1.30 years. The recognized compensation costs related to the 2007 Stock Incentive Plan was $590, $322, and $101 for the 2013, 2012, and 2011 respectively.

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

       In the second quarter of 2013, members of the Board of Directors received their entire annual retainer in restricted Company stock for the following year. The 2013 award vests quarterly for all directors who remain on the Board of Directors on the vesting date, with 25% of the award vesting on each of May 1, August 1, and November 1, 2013, and February 1, 2014. The value of the 2013 retainer award was determined by multiplying the award amount by the closing price of the stock on the issuance date.

       For all awards, other expense is recognized over the three month period of the awards based on the fair value of the stock at the issue dates. Shares awarded by quarter were as follows:

Quarter		Shares	Price per Share

2011	2Q	6,750	$9.53
	3Q	7,902	$8.80
	4Q	9,130	$9.44
2012	1Q	8,750	$9.29
	2Q	7,200	$11.83
	3Q	7,200	$11.58
	4Q	7,200	$12.25
2013	1Q	7,200	$13.38
	2Q	26,100	$13.79

       A total of $367, $338, and $220 was recognized as expense in 2013, 2012, and 2011 for these grants.

NOTE 23 — EARNINGS PER COMMON SHARE

       Earnings per common share were computed as follows:

Year Ended December 31, 2013	Net Income	Weighted Average Shares	Per Share Amount

Basic Earnings Per Common Share
Net income	$26,345
Preferred dividends and discount accretion	(504)
Redemption of preferred shares	(148)

	25,693	20,375,365	$1.26
Effect of dilutive stock options		57,487

Diluted Earnings Per Common Share
Net income attributable to common shareholders and assumed conversions	$25,693	20,432,852	$1.26

Year Ended December 31, 2012	Net Income	Weighted Average Shares	Per Share Amount

Basic Earnings Per Common Share
Net income	$27,258
Preferred dividends and discount accretion	(2,110)
Redemption of preferred shares	1,357

	26,505	20,265,761	$1.31
Effect of dilutive stock options		58,896

Diluted Earnings Per Common Share
Net income attributable to common shareholders and assumed conversions	$26,505	20,324,657	$1.30

Year Ended December 31, 2011	Net Income	Weighted Average Shares	Per Share Amount

Basic Earnings Per Common Share
Net income	$23,813
Preferred dividends and discount accretion	(3,054)

	20,759	20,179,512	$1.03
Effect of dilutive stock options		41,615

Diluted Earnings Per Common Share
Net income available to common shareholders and assumed conversions	$20,759	20,221,127	$1.03

       Stock options for 281,589, 289,544, and 254,850 shares of common stock were not considered in computing diluted earnings per common share for 2013, 2012 and 2011 because they were antidilutive. Stock warrants for 571,906 shares of common stock were not considered in computing earnings per share in 2013, 2012 and 2011 because they were antidilutive.

NOTE 24 — QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings per Common Share
	Interest Income	Net Interest Income	Net Income	Basic	Fully Diluted

2013
First quarter	$25,316	$22,598	$3,991	$0.19	$0.19
Second quarter	25,036	22,535	7,324	0.35	0.35
Third quarter	25,377	22,953	7,632	0.36	0.36
Fourth quarter	25,550	23,214	7,398	0.36	0.36
2012
First quarter	$27,909	$23,778	$6,011	$0.32	$0.32
Second quarter	27,678	23,750	6,982	0.32	0.32
Third quarter	26,832	23,331	6,986	0.32	0.32
Fourth quarter	26,349	23,223	7,279	0.34	0.34

       The first quarter of 2012 earnings per share amount of $0.32/share is $0.06 higher than the amount reported in the first quarter 10Q due to the redemption of preferred stock in the first quarter.

NOTE 25 — PARENT ONLY CONDENSED FINANCIAL STATEMENTS

Parent Only Condensed Balance Sheets

December 31	2013	2012

Assets
Cash and cash equivalents	$11,667	$7,102
Securities available for sale	399	399
Investment in subsidiaries	334,531	361,397
Other assets	10,827	11,523

Total assets	$357,424	$380,421

Liabilities
Subordinated debentures	$46,394	$50,418
Other liabilities	5,504	6,252

Total liabilities	51,898	56,670
Shareholders' equity	305,526	323,751

Total liabilities and shareholders' equity	$357,424	$380,421

Parent Only Condensed Statements of Operations

Year Ended December 31	2013	2012	2011

Income
Dividends from subsidiaries	$34,200	$47,800	$2,825
Fees from subsidiaries	14,160	19,024	19,624
Other income	9	(845)	176

Total income	48,369	65,979	22,625
Expenses
Interest expense	1,675	1,825	1,737
Salaries and benefits	9,790	11,238	11,388
Professional fees	951	1,465	2,534
Other expenses	10,059	13,655	13,173

Total expenses	22,475	28,183	28,832

Income (loss) before income taxes and equity in undistributed income of subsidiaries	25,894	37,796	(6,207)
Income tax (benefit)	(2,849)	(3,377)	(3,069)

Income (loss) before equity in undistributed income of subsidiaries	28,743	41,173	(3,138)
Equity in undistributed income (loss) of subsidiaries	(2,398)	(13,915)	26,951

Net income	$26,345	$27,258	$23,813

Parent Only Condensed Statements of Cash Flows

Year Ended December 31	2013	2012	2011

Operating Activities
Net income	$26,345	$27,258	$23,813
Undistributed (income)/loss of subsidiaries	2,398	13,915	(26,951)
Changes in other assets and liabilities	1,833	2,862	2,699

Net cash provided/(used) by operating activities	30,576	44,035	(439)
Investing Activities
Capital contributed to subsidiary, net	(250)	—	—
Purchases of equipment	(667)	(1,230)	(2,166)

Net cash used by investing activities	(917)	(1,230)	(2,166)
Financing Activities
Proceeds from exercise of stock options	389	120	—
Repurchase of preferred stock	(15,100)	(40,255)	—
Purchase of treasury shares	(204)	—	—
Repayment of subordinated debentures, net	(4,000)	—	—
Cash dividends on preferred stock	(470)	(1,967)	(2,850)
Cash dividends on common stock	(5,709)	(1,623)	(807)

Net cash used by financing activities	(25,094)	(43,725)	(3,657)

Net change in cash and cash equivalents	4,565	(920)	(6,262)
Cash and cash equivalents, beginning of year	7,102	8,022	14,284

Cash and cash equivalents, end of year	$11,667	$7,102	$8,022

NOTE 26 — ACQUISITIONS

       In December, 2013, the Company purchased a branch in Hope, Indiana. As of the date of acquisition, the Company acquired $3 million in loans and $22 million in deposits. Goodwill of $0.5 million was recorded. $18 million of cash was received at purchase. The goodwill will be deducted for tax purposes over 15 years. No other purchase accounting entries were made at acquisition as the amounts computed were considered immaterial.

       In December, 2012, the Company purchased a branch in Shelbyville, Kentucky. As of the date of acquisition, the Company acquired $27 million in loans and $37 million in deposits. Goodwill of $1 million and a core deposit intangible of $0.2 million were also recorded. $7.5 million of cash was received at purchase. The core deposit intangible asset is being amortized over 10 years. Goodwill and the core deposit intangible will be deducted for tax purposes over 15 years. The Company completed its purchase accounting on this acquisition in the first quarter of 2013 and recorded an additional $0.4 million of goodwill and time deposits fair value adjustment. This time deposit premium is being amortized over 4 years.

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

NOTE 27 — BRANCH CLOSURES

       In April 2013, the Company closed eight branch offices in the following locations: Redkey, Fortville, Cambridge City, Fountain City, Trafalgar, East Enterprise, and Covington, Indiana and Troy, Ohio. The Company now operates two offices in Troy, Ohio. In total, the eight branches being closed represented approximately $85,000 in deposits. Included in the 2013 operating results are $150 of severance costs, $550 of impairment costs for the affected properties, and $50 of other costs related to the closing of the branches.

NOTE 28 — SUBSEQUENT EVENT — BRANCH CLOSURES

       On January 31, 2014, the Company announced its plan to close 3 branch offices of MainSource Bank in the second quarter of 2014. The branch offices to be closed are located in Griffith and the downtown branch located in Linton, Indiana, and one of its branches located in Frankfort, Kentucky. As of December 31, 2013, the 3 branches had approximately $20 million in total deposits.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       In connection with its audits for the three most recent fiscal years ended December 31, 2013, there have been no disagreements with the Company's independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

Management's Report on Internal Control Over Financial Reporting

       MainSource Financial Group, Inc. (the "Company") is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management's best estimates and judgments.

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

       Management assessed the Company's system of internal control over financial reporting as of December 31, 2013, in relation to criteria for effective internal control over financial reporting as described in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that as of December 31, 2013, its system of internal controls over financial reporting is effective and meets the criteria of the "Internal Control — Integrated Framework". Crowe Horwath LLP, independent registered public accounting firm, has issued an attestation report dated March 14, 2014 on the Company's internal control over financial reporting. This report is incorporated by reference in Item 8 above, under the heading "Report of Independent Registered Public Accounting Firm".

Archie M. Brown, Jr.
President and Chief Executive Officer

James M. Anderson
Executive Vice President and Chief Financial Officer

ITEM 9B.    OTHER INFORMATION

       None

PART IV

    ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

       Financial Statements filed as part of this Form 10-K are included under Part II, Item 8, above.

(a)(2) Financial statement schedules

       All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes in Part II, Item 8 above.

(a)(3) Exhibits:

       3.1       Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the registrant filed December 13, 2013 with the Commission (Commission File No. 0-12422)).

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

       4.13     Warrant for the Purchase of Shares of MainSource Financial Group, Inc. Common Stock (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K of the registrant filed January 20, 2009 with the Commission (Commission File No. 0-12422)).

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

       10.9     Consulting Agreement, Restrictive Covenants, and Releases dated January 24, 2011, between Jeffrey C. Smith and MainSource Financial Group, Inc. (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed on January 28, 2011 with the Commission (Commission File No. 0-12422)).*

       10.10   Form of Restricted Stock Award Agreement (for Executives) under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the registrant filed on August 8, 2011, for the quarter ending June 30, 2011, with the Commission (Commission File No. 0-12422)).*

       10.11   Change in Control Agreement with Archie M. Brown, Jr. dated November 14, 2011 (incorporated by reference to Exhibit 99.1 to the Report on Form 8-K of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0-12422)).*

       10.12   Change in Control Agreement with James M. Anderson dated November 14, 2011 (incorporated by reference to Exhibit 99.2 to the Report on Form 8-K of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0-12422)).*

       10.13   Change in Control Agreement with Daryl R. Tressler dated November 14, 2011 (incorporated by reference to Exhibit 99.3 to the Report on Form 8-K of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0-12422)).*

       10.14   Change in Control Agreement with William J. Goodwin dated November 14, 2011 (incorporated by reference to Exhibit 99.4 to the Report on Form 8-K of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0-12422)).*

       10.15   MainSource Financial Group, Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed on May 1, 2012 with the Commission (Commission File No. 0-12422)).*

       10.16   Change in Control Agreement with Chris Harrison dated May 4, 2012(incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed on May 10, 2012 with the Commission (Commission File No. 0-12422)).*

       14        Code of Ethical Conduct (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2003 filed March 12, 2004 with the Commission (Commission File No. 0-12422)).

       21        List of subsidiaries of the Registrant.

       23.1     Consent of Crowe Horwath LLP.

       31.1     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Executive Officer

       31.2     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Financial Officer

       32.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

       32.2     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

       101      The following financial statements and notes from the MainSource Financial Group Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Shareholders' Equity; (v) Condensed Consolidated Statements of Cash Flow; and (vi) the Notes to the condensed consolidated financial statements.**

*
A management contract or compensatory plan or agreement.

**
Furnished, not filed, for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(b)
Exhibits

       Reference is made to Item 15(a)(3) above.

(c)
Schedules

       None required.

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2014.

MAINSOURCE FINANCIAL GROUP, INC.
/s/ Archie M. Brown, Jr. President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities with the Company and on the dates indicated.

Signature		Capacity	Date

/s/	William G. Barron

	William G. Barron	Director	March 14, 2014
/s/	Brian J. Crall

	Brian J. Crall	Lead Director	March 14, 2014
/s/	Philip A. Frantz

	Philip A. Frantz	Director	March 14, 2014
/s/	D.J. Hines

	D.J. Hines	Director	March 14, 2014
/s/	Thomas M. O'Brien

	Thomas M. O'Brien	Director	March 14, 2014
/s/	Kathleen Bardwell

	Kathleen Bardwell	Director	March 14, 2014
/s/	Lawrence R. Rueff DVM

	Lawrence R. Rueff DVM	Director	March 14, 2014
/s/	John G. Seale

	John G. Seale	Director	March 14, 2014
/s/	Charles J. Thayer

	Charles J. Thayer	Director	March 14, 2014
/s/	James M. Anderson

	James M. Anderson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2014

/s/	Patrick A. Weigel

	Patrick A. Weigel	Controller (Principal Accounting Officer)	March 14, 2014
/s/	Archie M. Brown, Jr.

	Archie M. Brown, Jr.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 14, 2014