Form 10-Q
period 2014-03-31
MAINSOURCE FINANCIAL GROUP
filed 2014-05-09
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of May 9, 2014 there were outstanding 20,426,873 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

Item 1.  Financial Statements

	(Unaudited)
	March 31,	December 31,
	2014	2013
Assets
Cash and due from banks	$62,739	$55,826
Money market funds and federal funds sold	9,456	5,494
Cash and cash equivalents	72,195	61,320
Interest bearing time deposits	980	—
Securities available for sale	881,104	891,106
Loans held for sale	3,246	5,999
Loans, net of allowance for loan losses of $27,247 and $27,609	1,660,304	1,644,317
Restricted stock, at cost	15,628	15,629
Premises and equipment, net	55,258	55,957
Goodwill	64,900	64,900
Purchased intangible assets	4,693	5,125
Cash surrender value of life insurance	61,031	61,292
Interest receivable and other assets	53,040	54,219
Total assets	$2,872,379	$2,859,864

Liabilities
Deposits
Noninterest bearing	$459,541	$436,550
Interest bearing	1,766,284	1,764,078
Total deposits	2,225,825	2,200,628
Other borrowings	39,864	38,594
Federal Home Loan Bank (FHLB) advances	224,424	247,858
Subordinated debentures	41,239	46,394
Other liabilities	25,468	20,864
Total liabilities	2,556,820	2,554,338

Shareholders’ equity
Preferred stock, no par value: Authorized shares - 400,000; Issued shares - 0 Outstanding shares — 0 Aggregate liquidation preference — $0	—	—
Common stock $.50 stated value: Authorized shares - 100,000,000 Issued shares — 20,962,525 and 20,940,298 Outstanding shares — 20,445,951 and 20,417,224	10,521	10,508
Treasury stock — 516,574 and 523,074 at cost	(8,389)	(8,495)
Additional paid-in capital	225,098	224,793
Retained earnings	81,769	77,586
Accumulated other comprehensive income	6,560	1,134
Total shareholders’ equity	315,559	305,526
Total liabilities and shareholders’ equity	$2,872,379	$2,859,864

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share data)

	(unaudited)
	Three months ended March 31,
	2014	2013
Interest income
Loans, including fees	$19,108	$19,487
Securities	6,319	5,808
Other interest income	13	21
Total interest income	25,440	25,316
Interest expense
Deposits	1,012	1,358
Federal Home Loan Bank advances	834	915
Subordinated debentures	351	429
Other borrowings	22	16
Total interest expense	2,219	2,718
Net interest income	23,221	22,598
Provision for loan losses	750	1,734
Net interest income after provision for loan losses	22,471	20,864
Non-interest income
Mortgage banking	1,316	2,029
Trust and investment product fees	1,270	1,035
Service charges on deposit accounts	4,585	4,486
Net realized gains on securities (includes $844 accumulated other comprehensive income reclassifications for unrealized net gains on available-for-sale securities in 2013)	—	844
Increase in cash surrender value of life insurance	327	342
Interchange income	1,735	1,611
(Loss) on sale and write-down of OREO	(77)	(296)
Other income	117	214
Total non-interest income	9,273	10,265
Non-interest expense
Salaries and employee benefits	13,573	13,518
Net occupancy	2,139	1,860
Equipment	2,508	2,355
Intangibles amortization	432	480
Telecommunications	444	456
Stationery printing and supplies	287	374
FDIC assessment	435	437
Marketing	598	1,045
Collection expense	437	950
Prepayment penalty on FHLB advance	—	2,239
Consultant expense	350	375
Interchange expense	521	449
Other expenses	2,490	2,590
Total non-interest expense	24,214	27,128
Income before income tax	7,530	4,001
Income tax expense (includes $287 income tax expense from reclassification items in 2013)	1,305	10
Net income	$6,225	$3,991
Preferred dividends and discount accretion	—	(202)
Net income available to common shareholders	$6,225	$3,789

Cash dividends declared per common share	$0.10	$0.06
Net income per common share — basic and diluted	$0.30	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands except per share data)

	(unaudited)
	Three months ended
	March 31,
	2014	2013
Net income	$6,225	$3,991
Other comprehensive income:
Unrealized holding gains/(losses) on securities available for sale	8,347	(5,324)
Reclassification adjustment for (gains) included in net income	—	(844)
Tax effect	(2,921)	2,159
Other comprehensive income/(loss)	5,426	(4,009)
Comprehensive income/(loss)	$11,651	$(18)

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	(unaudited)
	Three months ended
	March 31
	2014	2013
Operating Activities
Net income	$6,225	$3,991
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750	1,734
Depreciation expense	1,444	1,413
Securities amortization, net	487	1,045
Stock based compensation expense	275	141
Stock portion of director retainer fee expense	89	97
Amortization of purchased intangible assets	432	480
Amortization of mortgage servicing rights	242	493
Earnings on cash surrender value of life insurance policies	(327)	(342)
(Recovery) of valuation allowance on mortgage servicing rights	—	(250)
Prepayment penalty on FHLB advance	—	2,239
Securities gains, net	—	(844)
Loss on sale and write-down of OREO	77	296
Gain on loans sold	(849)	(2,069)
Loans originated for sale	(27,785)	(98,723)
Proceeds from loan sales	31,387	112,723
Change in other assets and liabilities	2,186	213
Net cash provided by operating activities	14,633	22,637

Investing Activities
Net change in short term investments	(980)	—
Purchases of securities available for sale	(9,056)	(126,915)
Proceeds from calls, maturities, and payments on securities available for sale	26,918	39,101
Proceeds from sales of securities available for sale	—	77,390
Proceeds from sale of OREO	867	1,520
Proceeds from life insurance benefit	588	—
Loan originations and payment, net	(17,402)	(3,137)
Purchases of premises and equipment	(745)	(2,337)
Proceeds from redemption of restricted stock	1	2
Net cash provided/(used) by investing activities	191	(14,376)

Financing Activities
Net change in deposits	25,197	(2,789)
Net change in other borrowings	1,270	4,960
Repayment of FHLB advances	(333,434)	(88,887)
Proceeds from FHLB advances	310,000	50,000
Proceeds from exercise of stock options, including tax benefit	60	111
Repayment of subordinated debentures, net	(5,000)	—
Cash dividends on preferred stock	—	(189)
Cash dividends on common stock	(2,042)	(1,220)
Net cash (used) by financing activities	(3,949)	(38,014)
Net change in cash and cash equivalents	10,875	(29,753)
Cash and cash equivalents, beginning of year	61,320	65,650
Cash and cash equivalents, end of period	$72,195	$35,897

Supplemental cash flow information
Interest paid	$2,302	$2,959
Income taxes paid	300	15
Supplemental non cash disclosure
Loan balances transferred to foreclosed real estate	$665	$967

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share data)

NOTE 1 - BASIS OF PRESENTATION

The significant accounting policies followed by MainSource Financial Group, Inc. (“Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared according to accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. The interim statements do not include all information and footnotes normally included in the annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature. Some items in prior period financial statements were reclassified to conform to current presentation. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following table summarizes stock option activity:

	Three Months Ended March 31, 2014
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	402,139	$13.79
Granted	29,389	16.08
Exercised	(6,500)	9.24
Forfeited or expired	(37,376)	20.12
Outstanding, period end	387,652	$13.43
Options exercisable at period end	256,004	$13.43
Fully vested and expected to vest	375,671	$13.41

The following table details stock options outstanding:

	March 31, 2014	December 31, 2013
Stock options vested and currently exercisable:
Number	256,004	295,680
Weighted average exercise price	$13.43	$14.21
Aggregate intrinsic value	$1,108	$1,327
Weighted average remaining life (in years)	4.0	3.9

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $41 in stock compensation expense during the three month ended March 31, 2014 and $36 in stock compensation expense during the three months ended March 31, 2013 to salaries and employee benefits. There were 29,389 options granted in the first quarter of 2014 and 2,500 options granted in the first quarter of 2013.  In order to calculate the fair value of the options granted in 2014, the following weighted-average assumptions were used as of the grant dates:  risk free interest rate of 2.07%, expected option life 7.0 years, expected price volatility 28.1%, and dividend yield of 2.49%.  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2014 and beyond is estimated as follows:

Year	(in thousands)
April 2014 - December 2014	$147
2015	189
2016	93
2017	36

During the second quarter of 2013, the Executive Compensation Committee of the Board of Directors of the Company granted restricted stock awards in lieu of cash awards to certain executive officers pursuant to the Company’s long-term incentive plan (the “LTIP”). Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date, April 10, 2013 ($13.67). The restricted stock awards vest as follows — 80% on the second anniversary of the date of grant and 20% on the third anniversary of the date of grant. A total of 10,792 shares of common stock of the Company were granted in 2013.

Also in 2013 and the first quarter of 2014, the Executive Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers and other employees pursuant to the Company’s LTIP. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The restricted stock awards vest as follows — 100% on the third anniversary of the date of grant. A total of 21,726 shares of common stock were granted in the first quarter of 2014 at a weighted average cost of $16.12 per share and 37,179 shares of common stock of the Company were granted in 2013.

A summary of changes in the Company’s nonvested restricted shares for 2014 follows:

	Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	105,283	$12.85
Granted	21,726	16.12
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2014	127,009	$13.41

As of March 31, 2014, there was $1,006 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the 2007 Stock Incentive Plan that will be recognized over the remaining vesting period of approximately 1.9 years. The recognized compensation costs related to the 2007 Stock Incentive Plan was $234 and $105 for the first three months of 2014 and 2013 respectively.

In the first quarter of 2013, members of the Board of Directors received the fourth installment of Company common stock for their annual retainer for the previous Board year that ended on the date of the 2013 annual meeting of shareholders. In the second quarter of 2013, members of the Board of Directors received their entire annual retainer in restricted Company stock for the following Board year ended with the 2014 annual meeting of shareholders. The 2013 award vested quarterly for all directors who remained on the Board of Directors on the vesting date, with 25% of the award vesting on each of May 1, August 1, and November 1, 2013, and February 1, 2014. The value of the 2013 retainer award was determined by multiplying the award amount by the closing price of the stock on the issuance date.

For all awards, other expense is recognized over the three month period of the awards based on the fair value of the stock at the issue dates. Shares awarded by quarter were as follows:

Quarter		Shares	Price per Share
2013	1Q	7,200	$13.38
	2Q	26,100	$13.79

A total of $89 and $97 was recognized as other expense in the first three months of 2014 and 2013 respectively for these grants.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of March 31, 2014
Available for Sale
U. S. government agency	$707	$5	$—	$712
State and municipal	312,827	15,281	(1,254)	326,854
Mortgage-backed securities-residential (GSE’s)	178,590	3,303	(2,643)	179,250
Collateralized mortgage obligations (GSE’s)	370,429	1,828	(6,422)	365,835
Equity securities	4,939	—	—	4,939
Other securities	3,519	—	(5)	3,514
Total available for sale	$871,011	$20,417	$(10,324)	$881,104

As of December 31, 2013
Available for Sale
U. S. government agency	$793	$5	$—	$798
State and municipal	321,151	12,173	(2,212)	331,112
Mortgage-backed securities-residential (GSE’s)	186,054	3,175	(3,800)	185,429
Collateralized mortgage obligations (GSE’s)	372,896	1,642	(9,229)	$365,309
Equity securities	4,939	—	—	4,939
Other securities	3,527	—	(8)	3,519
Total available for sale	$889,360	$16,995	$(15,249)	$891,106

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity or with no maturity are shown separately.

	Available for Sale
March 31, 2014	Amortized Cost	Fair Value
Within one year	$11,760	$11,940
One through five years	53,951	55,981
Six through ten years	124,940	129,624
After ten years	126,402	133,535
Mortgage-backed securities-residential (Government Sponsored Entity)	178,590	179,250
Collateralized mortgage obligations (Government Sponsored Entity)	370,429	365,835
Equity securities	4,939	4,939
Total available for sale securities	$871,011	$881,104

Proceeds from sales of securities available for sale were $0 and $77,390 for the three months ended March 31, 2014 and 2013, respectively. Gross gains of $0 and $899 and gross losses of $0 and $55 were realized on these sales during 2014 and 2013, respectively.

Below is a summary of securities with unrealized losses as of March 31, 2014 and December 31, 2013 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
March 31, 2014 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$22,079	$(846)	$5,513	$(408)	$27,592	$(1,254)
Mortgage-backed securities-residential (GSE’s)	86,318	(2,643)	—	—	86,318	(2,643)
Collateralized mortgage obligations (GSE’s)	229,756	(4,955)	32,782	(1,467)	262,538	(6,422)
Other securities	—	—	996	(5)	996	(5)
Total temporarily impaired	$338,153	$(8,444)	$39,291	$(1,880)	377,444	$(10,324)

	Less than 12 months		12 months or longer		Total
December 31, 2013 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$31,660	$(1,791)	$4,153	$(421)	$35,813	$(2,212)
Mortgage-backed securities-residential (GSE’s)	114,036	(3,800)	—	—	114,036	(3,800)
Collateralized mortgage obligations (GSE’s)	267,579	(9,040)	4,100	(189)	271,679	(9,229)
Other securities	—	—	993	(8)	993	(8)
Total temporarily impaired	$413,275	$(14,631)	$9,246	$(618)	$422,521	$(15,249)

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

As of March 31, 2014, the Company’s securities portfolio consisted of 1,033 securities, 146 of which were in an unrealized loss position.  Unrealized losses on state and municipal securities of $1,254 have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The Company monitors the financial condition of these issuers. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

At March 31, 2014, almost all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value of approximately $2,643 is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

The Company’s collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations with a market value of $365,835 which had unrealized losses of approximately $6,422 at March 31, 2014. The Company monitors to insure it has adequate credit support and as of March 31, 2014, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. All securities are investment grade.

The unrealized losses on other securities are related to one single issue trust preferred security and have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the security before its anticipated recovery. The Company performs a quarterly review of this security and based on this review, no evidence of adverse changes in expected cash flows is anticipated. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not the expected cash flows of the individual security. Currently, the issuer has made all contractual payments and given no indication that it will not be able to make them into the future. The fair value of this debt security is expected to recover as the security approaches its maturity date. As of March 31, 2014, the fair value of the security was $996 with an unrealized loss of $5.

NOTE 4 - LOANS AND ALLOWANCE

Loans were as follows:

	March 31, 2014	December 31, 2013
Commercial
Commercial and industrial	$185,469	$180,378
Agricultural	41,008	30,323
Commercial Real Estate
Farm	74,023	76,082
Hotel	99,833	108,226
Construction and development	42,778	35,731
Other	553,164	546,970
Residential
1-4 family	403,197	403,733
Home equity	244,337	244,277
Consumer
Direct	42,827	45,129
Indirect	915	1,077
Total loans	1,687,551	1,671,926
Allowance for loan losses	(27,247)	(27,609)
Net loans	$1,660,304	$1,644,317

Activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013 and the recorded investment of loans and allowances by portfolio segment and impairment method as of March 31, 2014 and December 31, 2013 were as follows:

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2014	$3,291	$20,210	$3,409	$699	$27,609
Provision charged to expense	(163)	393	245	275	750
Losses charged off	(146)	(608)	(543)	(743)	(2,040)
Recoveries	27	444	85	372	928
Balance, March 31, 2014	$3,009	$20,439	$3,196	$603	$27,247

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2013	$3,894	$24,157	$3,180	$996	$32,227
Provision charged to expense	525	238	631	340	1,734
Losses charged off	(271)	(1,208)	(698)	(819)	(2,996)
Recoveries	131	51	150	431	763
Balance, March 31, 2013	$4,279	$23,238	$3,263	$948	$31,728

As of March 31, 2014
Ending Balance individually evaluated for impairment	$12	$937	$105	$—	$1,054
Ending Balance collectively evaluated for impairment	2,997	19,502	3,091	603	26,193
Total ending allowance balance	$3,009	$20,439	$3,196	$603	$27,247
Loans
Ending Balance individually evaluated for impairment	$265	$18,883	$11,352	$131	$30,631
Ending Balance collectively evaluated for impairment	226,212	750,915	636,182	43,611	1,656,920
Total ending loan balance excludes $5,073 of accrued interest	$226,477	$769,798	$647,534	$43,742	$1,687,551

As of December 31, 2013	Commercial	Commercial Real Estate	Residential	Consumer	Total
Ending Balance individually evaluated for impairment	$13	$1,167	$105	$2	$1,287
Ending Balance collectively evaluated for impairment	3,278	19,043	3,304	697	26,322
Total ending allowance balance	$3,291	$20,210	$3,409	$699	$27,609

Loans
Ending Balance individually evaluated for impairment	$300	$21,240	$10,797	$785	$33,122
Ending Balance collectively evaluated for impairment	210,401	745,769	637,213	45,421	1,638,804
Total ending loan balance excludes $5,206 of accrued interest	$210,701	$767,009	$648,010	$46,206	$1,671,926

The recorded investment in loans excludes accrued interest receivable due to immateriality.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2014.  Performing troubled debt restructurings totaling $6,510 were excluded as allowed by ASC 310-40.

March 31, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded
Commercial
Commercial and industrial	$108	$90	$12
Commercial Real Estate
Farm	76	76	21
Hotel
Construction and development	—	—	—
Other	4,891	4,591	916
Residential
1-4 Family	990	919	100
Home Equity	173	173	5
Consumer
Direct	—	—	—
Subtotal — impaired with allowance recorded	6,238	5,849	1,054
With no related allowance recorded
Commercial
Commercial & industrial	256	175
Agricultural	—	—
Commercial Real Estate
Farm	1,042	811
Hotel	—	—
Construction and development	471	322
Other	8,991	6,571
Residential
1-4 Family	8,477	7,618
Home Equity	2,857	2,642
Consumer
Direct	150	121
Indirect	10	10
Subtotal — impaired with allowance recorded	22,254	18,270
Total impaired loans	$28,492	$24,119	$1,054

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013:

December 31, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded
Commercial
Commercial and industrial	$194	$177	$13
Agricultural`	—	—	—
Commercial Real Estate
Farm	625	436	61
Hotel	—	—	—
Construction and development	—	—	—
Other	7,309	6,382	1,106
Residential
1-4 Family	1,089	981	102
Home Equity	50	50	3
Consumer
Direct	126	126	2
Indirect	—	—	—
Subtotal — impaired with allowance recorded	9,393	8,152	1,287
With no related allowance recorded
Commercial
Commercial & industrial	204	123
Agricultural	—	—
Commercial Real Estate
Farm	767	657
Hotel	—	—
Construction and development	942	795
Other	8,651	6,377
Residential
1-4 Family	8,931	8,007
Home Equity	1,860	1,759
Consumer
Direct	675	649
Indirect	11	10
Subtotal — impaired with allowance recorded	22,041	18,377
Total impaired loans	$31,434	$26,529	$1,287

The following tables present the average balance of impaired loans and interest income and cash basis interest recognized for the quarters ending March 31, 2014 and March 31, 2013, excluding performing troubled debt restructurings as allowed by ASC 310-40.

March 31, 2014	Average Balance Impaired Loans	Interest Income Recognized	Cash Basis Income Recognized
Commercial
Commercial & Industrial	$282	$4	$4
Agricultural	—	—	—
Commercial Real Estate
Farm	990	—	—
Hotel	—	—	—
Construction and development	558	—	—
Other	11,955	48	48
Residential
1-4 Family	8,766	4	4
Home Equity	2,316	1	1
Consumer
Direct	449	3	3
Indirect	10	1	1
	$25,326	$61	$61

March 31, 2013	Average Balance Impaired Loans	Interest Income Recognized	Cash Basis Income Recognized
Commercial
Commercial & Industrial	$1,590	$—	$—
Agricultural	—	—	—
Commercial Real Estate
Farm	1,598	—	—
Hotel	2,984	—	—
Construction and development	2,086	—	—
Other	22,530	6	6
Residential
1-4 Family	11,012	2	2
Home Equity	2,645	2	2
Consumer
Direct	986	4	4
Indirect	19	—	—
	$45,450	$14	$14

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2014 and December 31, 2013:

	Non-accrual		Past due over 90 days and still accruing
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Commercial
Commercial and industrial	$135	$159		$14
Agricultural	—	—
Commercial Real Estate
Farm	887	1,093
Hotel	—	—
Construction and development	323	329
Other	9,459	11,489
Residential
1-4 Family	7,296	7,635
Home Equity	1,857	1,452
Consumer
Direct	104	174
Indirect	10	10
Total	$20,071	$22,341	$—	$14

The following table presents the aging of the recorded investment in past due loans as of March 31, 2014 by class of loans:

March 31, 2014	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$185,469	$—	$16	$51	$67	$185,402
Agricultural	41,008	—	—	—	—	41,008
Commercial Real Estate
Farm	74,023	—	—	697	697	73,326
Hotel	99,833	—	—	—	—	99,833
Construction and development	42,778	—	—	243	243	42,535
Other	553,164	715	44	5,075	5,834	547,330
Residential
1-4 Family	403,197	4,913	570	3,951	9,434	393,763
Home Equity	244,337	588	338	1,075	2,001	242,336
Consumer
Direct	42,827	100	15	24	139	42,688
Indirect	915	1	—	—	1	914
Total — excludes $5,073 of accrued interest	$1,687,551	$6,317	$983	$11,116	$18,416	$1,669,135

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 by class of loans:

December 31, 2013	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$180,378	$64	$24	$72	$160	$180,218
Agricultural	30,323	—	—	—	—	30,323
Commercial Real Estate
Farm	76,082	—	—	697	697	75,385
Hotel	108,226	—	—	—	—	108,226
Construction and development	35,731	466	—	329	795	34,936
Other	546,970	984	187	5,944	7,115	539,855
Residential
1-4 Family	403,733	7,381	1,969	4,936	14,286	389,447
Home Equity	244,277	646	313	1,025	1,984	242,293
Consumer
Direct	45,129	192	32	126	350	44,779
Indirect	1,077	2	4	—	6	1,071
Total — excludes $5,206 of accrued interest	$1,671,926	$9,735	$2,529	$13,129	$25,393	$1,646,533

Troubled Debt Restructurings

During the periods ending March 31, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 60 months to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 14 months.

The total of troubled debt restructurings at March 31, 2014 and December 31, 2013 was $13,918 and $14,347 respectively. Included in the TDR totals are non-accrual loans of $3,361 and $3,566 at March 31, 2014 and December 31, 2013 and performing loans of $6,510 at March 31, 2014 and $6,593 at December 31, 2013. The Company has allocated $466 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2014. The Company has committed to lend additional amounts totaling $0 to customers with outstanding loans that are classified as troubled debt restructurings. At December 31, 2013, the comparable numbers were $534 of specific reserves and $0 of commitments.

The troubled debt restructurings decreased the allowance for loan losses by $20 and increased the allowance by $0 for the three month periods ending March 31, 2014 and 2013 and resulted in charge offs of $0 and $0 during the three month periods ending March 31, 2014 and 2013.

There were no new TDRs that occurred during the three month period ending March 31, 2014.

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

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three month period ending March 31, 2014:

March 31, 2014	Number of Loans	Recorded Investment
Commercial real estate:
Other	1	$1,431
Residential
1-4 Family	1	53

Total	2	$1,484

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three month period ending March 31, 2013:

March 31, 2013	Number of Loans	Recorded Investment
Residential:
1-4 Family	1	$37

Total	1	$37

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $0 and $0 and resulted in charge offs of $0 and $0 during the three month period ending March 31, 2014 and 2013, respectively.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

The terms of certain other loans were modified during the three month period ending March 31, 2014 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of March 31, 2014 of $0. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

Credit Quality Indicators

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

As of March 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2014	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$146,369	$3,278	$1,743	$135
Agricultural	41,008	—	—	—
Commercial Real Estate
Farm	71,937	1,011	—	887
Hotel	53,177	29,254	17,402	—
Construction and development	42,345	—	—	323
Other	400,159	19,416	10,284	9,459
Total	$754,995	$52,959	$29,429	$10,804

At December 31, 2013, the risk category of loans by class of loans was as follows:

December 31, 2013	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$144,744	$4,538	$1,250	$159
Agricultural	30,206	—	—	—
Commercial Real Estate
Farm	73,006	105	—	1,093
Hotel	61,195	31,401	15,630	—
Construction and development	34,672	—	466	329
Other	388,719	20,893	9,931	11,489
Total	$732,542	$56,937	$27,277	$13,070

Loans not analyzed individually as part of the above described process are classified by delinquency. These loans are primarily smaller (<$250) commercial, smaller commercial real estate (<$250), residential mortgage and consumer loans. All commercial, commercial real estate, consumer loans fully or partially secured by 1-4  family residential real estate that are 60-89 days will be classified as Watch. If loans are greater than 90 days past due, they will be classified as Substandard. Smaller commercial and commercial real estate loans on non-accrual are included in the non-accrual tables above.  Consumer loans not secured by 1-4 family residential real estate that are 60-119 days past due will be classified Substandard while loans greater than 119 days will be classified as Loss. As of March 31, 2014 and December 31, 2013, the grading of loans by category of loans is as follows:

March 31, 2014	Performing	Watch	Substandard
Commercial
Commercial and industrial	$33,927	$17	$—
Commercial Real Estate
Farm	188	—	—
Construction and development	110	—	—
Other	113,803	43	—
Total	$148,028	$60	$—

December 31, 2013	Performing	Watch	Substandard
Commercial
Commercial and industrial	$29,664	$23	$—
Agricultural	117	—	—
Commercial Real Estate
Farm	1,878	—	—
Construction and development	264	—	—
Other	115,938	—	—
Total	$147,861	$23	$—

March 31, 2014	Performing	Watch	Substandard
Residential
1-4 Family	$398,678	$570	$3,949
Home Equity	242,918	339	1,080
Total	$641,596	$909	$5,029

December 31, 2013	Performing	Watch	Substandard
Residential
1-4 Family	$396,836	1,965	4,932
Home Equity	242,934	315	1,028
Total	$639,770	$2,280	$5,960

March 31, 2014	Performing	Substandard	Loss
Consumer
Direct	$42,788	$15	$24
Indirect	915	—	—
Total	$43,703	$15	$24

December 31, 2013	Performing	Substandard	Loss
Consumer
Direct	$44,970	$32	$127
Indirect	1,073	4	—
Total	$46,043	$36	$127

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned is recorded in other assets on the balance sheet.  Activity in other real estate owned was as follows:

	2014	2013
Beginning Balance — January 1	$4,120	$6,677
Transfer to other real estate owned	665	967
Sales — out of other real estate owned	(840)	(1,370)
Write-down	(104)	(446)
Ending Balance — March 31	$3,841	$5,828

The value of the sale amount above is the carrying value of the property when it was sold.

Activity in the valuation account for other real estate was as follows:

	2014	2013
Beginning Balance — January 1	$(1,328)	$(1,672)
Impairments during year	(104)	(446)
Recovery on impairments	—	—
Reductions	—	405
Ending Balance — March 31	$(1,432)	$(1,713)

Expenses related to foreclosed assets for the period ending March 31 include:

	2014	2013
Write downs	$104	446
Losses / (gains) on sales	(27)	(150)
Net loss / (gain)	$77	296
Operating expenses	67	92

NOTE 6 — DEPOSITS

	March 31, 2014	December 31, 2013

Noninterest-bearing demand	$459,541	$436,550
Interest-bearing demand	880,697	884,128
Savings	523,087	501,494
Certificates of deposit of $100 or more	125,850	129,132
Other certificates and time deposits	236,650	249,324
Total deposits	$2,225,825	$2,200,628

NOTE 7 - EARNINGS PER SHARE

Earnings per common share (EPS) were computed as follows:

	March 31, 2014			March 31, 2013
For the three months ended:	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per common share:
Net income	$6,225	20,433,279		$3,991	20,316,189
Redemption of preferred shares	—			—
Preferred dividends and accretion	—			(202)
Net income available to common shareholders	$6,225	20,433,279	$0.30	$3,789	20,316,189	$0.19
Effect of dilutive warrants		65,989			—
Effect of dilutive stock options		65,665			62,465
Net income available to common shareholders and assumed conversions	$6,225	20,564,933	$0.30	$3,789	20,378,654	$0.19

Stock options for 229,954 common shares in 2014 and stock options for 257,516 common shares and stock warrants for 571,906 common shares in 2013 were not considered in computing diluted earnings per share because they were antidilutive.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U. S. government agency	$712		$712
States and municipals	326,854		312,837	14,017
Mortgage-backed securities — residential —Government Sponsored Entity	179,250		179,250
Collateralized mortgage obligations — Government Sponsored Entity	365,835		365,835
Equity securities	4,939	4,689		250
Other securities	3,514		996	2,518
Total investment securities available-for-sale	$881,104	$4,689	$859,630	$16,785

Mortgage banking derivative	$625		$625

		Fair Value Measurements at December 31, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U. S. government agency	$798		$798
States and municipals	331,112		316,692	14,420
Mortgage-backed securities — residential —Government Sponsored Entity	185,429		185,429
Collateralized mortgage obligations — Government Sponsored Entity	365,309		365,309
Equity securities	4,939	4,689		250
Other securities	3,519		993	2,526
Total investment securities available-for-sale	$891,106	$4,689	$869,221	$17,196

Mortgage banking derivative	$525		$525

There were no transfers between Level 1 and Level 2 during the first quarter of 2014 or 2013.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2014 and 2013:

Three months ended March 31:

States and municipal	2014	2013
Beginning balance, January 1	$14,420	$15,470
Total gains or losses (realized / unrealized)
Included in other comprehensive income	14	(11)
Settlements	(417)	(467)
Ending balance, March 31	$14,017	$14,992

Equity securities	2014	2013
Beginning balance, January 1	$250	$250
Total gains or losses (realized / unrealized)
Included in earnings
Ending balance, March 31	$250	$250

Other securities	2014	2013
Beginning balance, January 1	$2,526	$2,557
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(8)	(8)
Ending balance, March 31	$2,518	$2,549

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2014 Using
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Commercial and industrial	$—			$—
Farm real estate	55			55
Other	3,516			3,516
Total impaired loans	$3,571			$3,571
Impaired servicing rights	$1,657			$1,657
Other real estate owned/assets held for sale
Construction and development	$1,254			$1,254
Other	623			623
1-4 family	58			58
Home equity	71			71
Total other real estate owned/assets held for sale	$2,006			$2,006

		Fair Value Measurements at December 31, 2013 Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Commercial and industrial	$76			$76
Farm estate	375			375
Construction and development	226			226
Other	5,112			5,112
Total impaired loans	$5,789			$5,789
Impaired servicing rights	$1,794			$1,794
Other real estate owned/assets held for sale
Construction and development	$522			$522
Home equity	67			67
Other	425			425
Total other real estate owned/assets held for sale	$1,014			$1,014

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $4,419, with a valuation allowance of $848 at March 31, 2014. The Company recorded a credit of $32 to provision expense associated with these loans for the three months ended March 31, 2014. The Company recorded a charge of $1,328 of provision expense associated with these loans for the three month period ended March 31, 2013. At December 31, 2013, impaired loans had a gross carrying amount of $6,879 with a valuation allowance of $1,090. A breakdown of these loans by portfolio class at March 31, 2014 is as follows:

	Gross Balance	Valuation Allowance	Net
Commercial and industrial	$12	$12	$—
Farm	76	21	55
Other commercial real estate	4,331	815	3,516
Ending Balance	$4,419	$848	$3,571

Impaired tranches of servicing rights were carried at a fair value of $1,657, which is made up of the gross outstanding balance of $2,032, net of a valuation allowance of $375. No change occurred in the valuation allowance in the first quarter of 2014. A recovery of $250 was included in the first quarter 2013 earnings.  At December 31, 2013, impaired servicing rights were carried at a fair value of $1,794 which was made up of the gross outstanding balance of $2,169, net of a valuation allowance of $375.

Other real estate owned/assets held for sale is evaluated at the time a property is acquired through foreclosure or shortly thereafter. Fair value is based on appraisals by qualified licensed appraisers. At March 31, 2014, other real estate owned was carried at a fair value of $2,006, which is made up of the gross outstanding balance of $3,438, net of a valuation allowance of $1,432. During the first quarter of 2014, these properties were written down by $104.  During the first quarter of 2013, these properties were written down by $134. At December 31, 2013, other real estate/assets held for sale was carried at a fair value of $1,014, which is made up of the gross outstanding balance of $1,362, net of a valuation allowance of $348.   A breakdown of these properties by portfolio class at March 31, 2014 is as follows:

	Gross Balance	Valuation Allowance	Net
Construction and development	$2,388	$1,134	$1,254
Other commercial real estate	854	231	623
1-4 family	74	16	58
Home equity	122	51	71
Ending Balance	$3,438	$1,432	$2,006

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013. Impaired commercial, commercial real estate loans, and other real estate owned that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.

March 31, 2014	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired Loans:
Farm real estate	55	Sales comparison approach	Adjustment for differences between comparable sales	40% 40% Avg
Other	3,516	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	10%-40% 17% Avg
	$3,571
Other real estate owned:
Construction and development	$1,254	Sales comparison approach	Adjustment for differences between comparable sales.	10%-19% 15% Avg
Other, 1-4 family, and home equity	752	Sales comparison approach	Adjustment for differences between comparable sales.	10%-17% 10% Avg
	$2,006

Mortgage servicing rights	$1,657	Cash flow analysis	Discount rate	10%

December 31, 2013	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired Loans:
Commercial & industrial	$76	Sales comparison approach	Adjustment for differences between comparable sales	0%-10% 10% Avg
Farm real estate	375	Sales comparison approach	Adjustment for differences between comparable sales	40% 40% Avg
Other/ 1-4 Family	5,338	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	0%-40% 25% Avg
	5,789
Other real estate owned:
Construction and development	$522	Sales comparison approach	Adjustment for differences between comparable sales.	10% 10%Avg
Other & Home Equity	492	Sales comparison approach	Adjustment for differences between comparable sales.	10%-15% 10%Avg
	1,014
Mortgage servicing rights	1,794	Cash flow analysis	Discount rate	10%

The carrying amounts and estimated fair values of financial instruments, not previously presented, is as follows:

March 31, 2014	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$72,195	62,739	9,456		72,195
Interest bearing time deposits	980	980			980
Loans including loans held for sale, net	1,659,979		3,315	1,674,877	1,678,192
Restricted stock	15,628				N/A
Interest receivable	9,440		4,367	5,073	9,440
Financial liabilities
Deposits	(2,225,825)	(459,541)	(1,765,800)		(2,225,341)
Other borrowings	(39,864)		(39,864)		(39,864)
FHLB advances	(224,424)		(228,986)		(228,986)
Interest payable	(716)		(716)		(716)
Subordinated debentures	(41,239)		(20,560)		(20,560)

December 31, 2013	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$61,320	$55,826	$5,494		$61,320
Loans including loans held for sale, net	1,644,527		6,158	1,657,199	1,663,357
Restricted stock	15,629				N/A
Interest receivable	9,706		4,573	5,133	9,706
Financial liabilities
Deposits	(2,200,628)	(436,550)	(1,764,719)		(2,201,269)
Other borrowings	(38,594)		(38,594)		(38,594)
FHLB advances	(247,858)		(252,402)		(252,402)
Interest payable	(799)		(799)		(799)
Subordinated debentures	(46,394)		(23,130)		(23,130)

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

(e) Borrowings

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

Actual and required capital amounts and ratios are presented below:

			Required for
	Actual		Adequate Capital		To Be Well Capitalized
March 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$302,272	16.6%	$145,989	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	279,406	15.3	72,994	4.0	N/A	N/A
Tier 1 capital (to average assets)	279,406	10.0	111,813	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	283,825	15.7%	144,986	8.0%	181,232	10.0%
Tier 1 capital (to risk-weighted assets)	261,116	14.4	72,493	4.0	108,739	6.0
Tier 1 capital (to average assets)	261,116	9.5	110,476	4.0	138,095	5.0

			Required for		To Comply with
	Actual		Adequate Capital		Regulatory Agreement
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$302,181	16.7%	$145,150	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	279,440	15.4	72,575	4.0	N/A	N/A
Tier 1 capital (to average assets)	279,440	10.1	110,428	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	283,653	15.7%	144,147	8.0%	180,184	10.0%
Tier 1 capital (to risk-weighted assets)	261,069	14.5	72,074	4.0	108,111	6.0
Tier 1 capital (to average assets)	261,069	9.6	109,090	4.0	136,363	5.0

Management believes as of March 31, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject to be considered well-capitalized. The Company is a source of additional financial strength to the Bank with its $12,000 in cash and its ability to downstream additional capital to the Bank.

NOTE 10 — INCOME TAXES

In accordance with ASC 740-270-50-1, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2014 and 2013 based on the current estimate of the effective annual rate.  The effective tax rate for the first quarter of 2014 was 17.3% versus 0.2% for the same period 2013.  The increase was due to the increase in pre-tax income in the first quarter of 2014 offset by a similar amount of tax exempt interest income that was taken in the first quarter of 2013.

NOTE 11 — BRANCH CLOSURES

On January 31, 2014, the Company announced its plan to close 3 branch offices of MainSource Bank in the second quarter of 2014. The branch offices to be closed are located in Griffith, Indiana, Linton, Indiana, and Frankfort, Kentucky. As of December 31, 2013, the 3 branches had approximately $20 million in total deposits.

NOTE 12 — SUBSEQUENT EVENT

On April 7, 2014, the Company announced that it had entered into a definitive agreement to acquire MBT Bancorp, headquartered in West Harrison, Indiana.  MBT is the holding company for The Merchant’s Bank and Trust Company (Merchants), which operates six branches in Dearborn County, Indiana and certain suburban communities of Cincinnati, Ohio.  The merger agreement provides that shareholders of MBT may elect to receive either 2.055 shares of MainSource common stock or $35.16 in cash for each share of MBT common stock owned, subject to proration provisions specified in the merger agreement that provide for a targeted aggregate split of total consideration of 60% common stock and 40% cash.  Based upon the April 4, 2014 closing price of $16.40 per share of MainSource common stock, the transaction is valued at approximately $33.8 million.  The Company anticipates approximately 1,216,000 shares being issued and $13.8 million cash being spent.  As of December 31, 2013, Merchants had approximately $225.2 million in assets, $180.2 million in loans, $187.9 million in deposits, and $23.9 million in total equity.  Simultaneous with the closing of the merger of the Company and MBT Bancorp it is anticipated that Merchants will be merged with and into the Bank. The closing of the transaction remains subject to receipt of regulatory approval and other customary closing conditions and is expected to occur in the fourth quarter of 2014.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands except per share data)

Overview

MainSource Financial Group, Inc. (“MainSource” or “Company”) is a financial holding company whose principal activity is the ownership and management of its subsidiary bank, MainSource Bank (“Bank”) headquartered in Greensburg, Indiana.  Through its non-bank affiliates, the Company provides services incidental to the business of banking.  The Bank operates under a state charter and is subject to regulation by its state regulatory agencies and the Federal Deposit Insurance Corporation.

Forward-Looking Statements

Except for historical information contained herein, the discussion in this report includes certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements MainSource’s plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. Other statements identified by words such as “expects,” “anticipates,” “will,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “positioned,” “projects,” or words of similar meaning generally are intended to identify forward-looking statements. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The Company disclaims any intent or obligation to update such forward looking statements. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Company’s loan and investment portfolios; the Company’s ability to integrate acquisitions, the impact of our continuing acquisition strategy, and other factors, including the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and in other reports we file from time to time with the Securities and Exchange Commission.

Results of Operations

Net income for the first quarter of 2014 was $6,225 compared to net income of $3,991 for the first quarter of 2013. The increase in net income was primarily attributable to a prepayment penalty on a FHLB advance of $2,239 taken in the first quarter of 2013, an increase in net interest income of $623, decreased provision expense of $984 taken in the first quarter of 2014, and decreased collection expenses of $513.  Offsetting these increases were a reduction in mortgage banking income of $713 and securities gains of $844 taken in the first quarter of 2013.  Diluted earnings per common share for the first quarter of 2014 totaled $0.30, an increase from the $0.19 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 8.07% for the first quarter of 2014 while return on average assets was 0.88% for the same period, compared to 4.99% and 0.59% respectively, in the first quarter of 2013.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. First quarter net interest income of $23,221 in 2014 was an increase of 2.8% versus the first quarter of 2013. Average earning assets were $132 million higher in the first quarter of 2014 compared to 2013 with over 90% of the increase attributable to loan growth.  Also affecting margin was an increase in average demand deposits, NOW accounts, and savings accounts of $110 million which offset a decrease in higher costing CD’s of $78 million and an increase in FHLB advances of $92 million.  The majority of the increase in FHLB advances was in short term advances.  Net interest margin, on a fully-taxable equivalent basis, was 3.89% for the first quarter of 2014, a 11 basis point decrease compared to 4.00% for the same period a year ago and one basis point increase on a linked quarter basis.

The following tables summarize net interest income (on a tax-equivalent basis) for the three month periods ending March 31, 2014 and 2013.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)* - three months ended March 31

	2014				2013
	Average Balance	Interest	Average Rate ***		Average Balance	Interest	Average Rate ***
Assets
Short-term investments	$9,215	$5	0.22%		$14,289	$7	0.20%
Federal funds sold and money market accounts	9,897	8	0.33		22,704	14	0.25
Securities
Taxable	580,714	3,291	2.30		555,731	2,778	2.03
Non-taxable*	314,044	4,659	6.02		309,038	4,662	6.12
Total securities	894,758	7,950	3.60		864,769	7,440	3.49
Loans**
Commercial*	987,205	11,511	4.73		886,710	11,705	5.35
Residential real estate	407,418	4,439	4.42		409,538	4,702	4.66
Consumer	289,707	3,251	4.55		268,186	3,181	4.81
Total loans	1,684,330	19,201	4.62		1,564,434	19,588	5.08
Total earning assets	2,598,200	27,164	4.24		2,466,196	27,049	4.45
Cash and due from banks	42,991				41,102
Unrealized gains (losses) on securities	9,460				37,155
Allowance for loan losses	(27,327)				(32,204)
Premises and equipment, net	55,781				54,883
Intangible assets	69,783				70,703
Accrued interest receivable and other assets	114,399				122,469
Total Assets	$2,863,287				$2,760,304
Liabilities
Interest-bearing deposits DDA, savings, and money market accounts	$1,404,890	$347	0.10		$1,335,514	$361	0.11
Certificates of deposit	367,293	665	0.73		445,523	997	0.91
Total interest-bearing deposits	1,772,183	1,012	0.23		1,781,037	1,358	0.31
Short-term borrowings	36,918	22	0.24		32,001	16	0.20
Subordinated debentures	45,000	351	3.16		49,000	429	3.55
Notes payable and FHLB borrowings	226,592	834	1.49		134,109	915	2.77
Total interest-bearing liabilities	2,080,693	2,219	0.43		1,996,147	2,718	0.55
Demand deposits	446,177				405,376
Other liabilities	23,763				34,582
Total liabilities	2,550,633				2,436,105
Shareholders’ equity	312,654				324,199
Total liabilities and shareholders’ equity	$2,863,287				$2,760,304
Net interest income		$24,945	$3.89	****		$24,331	4.00	****
Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$1,724				$1,733

*	Adjusted to reflect income related to securities and loans exempt from Federal income taxes of 35%
**	Nonaccruing loans have been included in the average balances.
***	Annualized
****	Net interest income divided by total earning assets.

Volume/Rate Analysis of Changes in Net Interest Income

(Tax Equivalent Basis)

	1Q 2014 vs 1Q 2013
	Volume	Rate	Total
Interest income
Loans	$1,439	$(1,826)	$(387)
Securities	262	248	510
Federal funds sold and money market funds	(9)	3	(6)
Short-term investments	(3)	1	(2)
Total interest income	1,689	(1,574)	115
Interest expense
Interest-bearing DDA, savings, and money market accounts	$18	$(32)	$(14)
Certificates of deposit	(159)	(173)	(332)
Borrowings	412	(487)	(75)
Subordinated debentures	(33)	(45)	(78)
Total interest expense	238	(737)	(499)
Change in net interest income	1,451	(837)	614
Change in tax equivalent adjustment			9
Change in net interest income before tax equivalent adjustment			$623

Variances not attributed to rate or volume are allocated between rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

First quarter non-interest income for 2014 was $9,273 compared to $10,265 for the first quarter of 2013.  Contributing to the decrease of $992 was a decrease in mortgage banking income of $713 and net securities gains of $844 taken in the first quarter of 2013.  An increase in interest rates in the latter part of 2013 led to decreased mortgage activity.  Offsetting these decreases were increases in trust and investment product fees of $235, interchange income of $124, and a smaller dollar amount of OREO losses of $219.  Improved production from trust and brokerage personnel was the primary cause of the increase in trust and investment product fees.  Continued organic growth in deposit accounts has resulted in higher fee income. An overall reduction in the number of new problem credits resulted in less OREO activity.

Non-interest Expense

The Company’s non-interest expense was $24,214 for the first quarter of 2014, compared to $27,128 for the same period in 2013.  The primary reasons for the decrease were a prepayment penalty on a FHLB advance of $2,239 in 2013, lower marketing expenses of $447, and lower collection expenses of $513. Offsetting these decreases was an increase in occupancy expenses of $279 and increased equipment expenses of $153.  The reduction in marketing expenses is due to timing of marketing programs between years.  Lower collection expenses are due to the continued reduction in problem credits.  The increase in occupancy expenses is due primarily to the colder than normal winter months in 2014 which increased snow removal and heating costs.  The increase in equipment costs is a result of several technology initiatives which enhance the customer experience.

Income Taxes

The effective tax rate for the first quarter of 2014 was 17.3% versus 0.2% for the same period 2013.  The increase was due to the increase in pre-tax income in the first quarter of 2014 offset by a similar amount of tax exempt interest income that was taken in the first quarter of 2013.

Financial Condition

Total assets at March 31, 2014 were $2,872,379, a slight increase from total assets of $2,859,864 as of December 31, 2013.  Average earning assets represented 90.7% of average total assets for the first three months of 2014 and 89.3% for the same period in 2013. Average loans represented 76.1% of average deposits in the first three months of 2014 and 71.7% for the comparable period in 2013.  Average loans as a percent of average assets were 58.8% and 56.7% for the three month periods ended March 31, 2014 and 2013 respectively.

While deposits remained flat at March 31, 2014 compared to December 31, 2013, noninterest bearing deposits and savings deposits increased $45 million and were offset by a reduction of $16 million in higher-priced CD balances.

Shareholders’ equity was $316 million on March 31, 2014 compared to $306 million on December 31, 2013.  Book value (shareholders’ equity) per common share was $15.43 at March 31, 2014 versus $14.96 at year-end 2013. Accumulated other comprehensive income increased book value per share by $0.32 at March 31, 2014 and increased book value per share by $0.06 at December 31, 2013.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.

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

The Company has both internal and external loan review personnel who annually review approximately 50% of all loans. External loan review personnel examine the top 100 commercial credit relationships. This equates to approximately all relationships above $2,300.

The ability to absorb loan losses promptly when problems are identified is invaluable to a banking organization. Most often, losses incurred as a result of prompt, aggressive collection actions are much lower than losses incurred after prolonged legal proceedings. Accordingly, the Company observes the practice of quickly initiating stringent collection efforts in the early stages of loan delinquency. During the latter part of 2008, the Company established a separate group to address its deteriorating credit quality. This group consists of five full-time equivalent employees and reports directly to the Chief Credit Officer of the Company.  At the present time, this group is charged with the task of efficiently resolving non-performing credits and disposing of foreclosed properties.

Total loans (excluding loans held for sale) increased slightly from year end 2013.  Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 23.9% of total loans at March 31, 2014 and 24.1% at December 31, 2013. On March 31, 2014, the Company had $3,246 of residential real estate loans held for sale, which was a decrease from the year-end balance of $5,999. The Company generally retains the servicing rights on mortgages sold.

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

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Amount	$24,112	$26,543	$32,134	$35,087	$40,454
Percent of loans	1.43%	1.59%	2.00%	2.22%	2.60%

Of the $24,112 of non-performing loans at March 31, 2014, $5,854 had a specific reserve allocated of $1,054.

A reconciliation of the non-performing assets for the first quarter of 2014 and 2013 is as follows:

	2014	2013
Beginning Balance - NPA - January 1,	$30,663	$57,795
Non-accrual
Add: New non-accruals	2,963	7,778
Less: To accrual/payoff/restructured	(3,456)	(3,951)
Less: To OREO	(665)	(967)
Less: Charge offs	(1,112)	(2,233)
Increase/(Decrease): Non-accrual loans	(2,270)	627
Other Real Estate Owned (OREO)
Add: New OREO properties	665	967
Less: OREO sold	(840)	(1,370)
Less: OREO losses (write-downs)	(104)	(446)
Increase/(Decrease): OREO	(279)	(849)
Increase/(Decrease): Repossessions	—	14
Increase/(Decrease): 90 Days Delinquent	(14)	(465)
Increase/(Decrease): TDR’s	(147)	(10,826)
Total NPA change	(2,710)	(11,499)
Ending Balance - NPA - March 31	$27,953	$46,296

At March 31, 2014, only one of the non-accrual loan balances were greater than $1,000 compared to two loan balances greater than $1,000 at December 31, 2013. These loans are primarily real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses. In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate, other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection. The Company reviews each relationship before it grants the concession to insure the creditor can comply with the new terms. To date, most of the concessions have been extensions of maturity dates.

The Company continued to see a reduction in its Special Mention and Substandard Loans in the first quarter of 2014.  These loans decreased $2 million from the end of 2013.  The loans upgraded were the result of overall improvement in the underlying fundamentals of the credit.

The provision for loan losses was $750 in the first quarter of 2014 compared to $1,734 for the same period in 2013 and $800 for the fourth quarter of 2013. The decrease in provision expense from 2013 was primarily due to the relative stabilization in the amount of non-performing and watch list loans in the aggregate.  The amount of new non-accrual loans in the first quarter of 2014 was approximately $650 higher than the fourth quarter of 2013.

Net charge-offs were $1,112 for the first quarter of 2014 compared to $2,233 for the same period a year ago.  One fourth of the Company’s charge-offs for the first three months of 2014 were related to 2 commercial credits.  Most of the charge offs for the quarter were small dollar amounts.

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The allowance for loan losses as of March 31, 2014 was considered adequate by management.  The allowance for loan losses was $27,247 as of March 31, 2014 and represented 1.61% of total outstanding loans compared to $27,609 as of December 31, 2013 or 1.65% of total outstanding loans.  The slight decrease in the percentage was due to the continued improvement in nonperforming assets for the quarter.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of March 31, 2014, the Company had $881,104 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $10,093 was recorded to adjust the AFS portfolio to current market value at March 31, 2014, compared to an unrealized pre-tax gain of $1,746 at December 31, 2013. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future and the decline in fair value is largely due to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 85.2% and 88.5% of total average earning assets for the three-month periods ending March 31, 2014 and 2013. Total interest-bearing deposits averaged 79.9% and 81.4% of average total deposits for the three-month periods ending March 31, 2014 and 2013, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $224,424 outstanding at March 31, 2014. These advances have interest rates ranging from 0.29% to 4.76%.  Approximately $70,000 of these advances are short term advances while the remaining advances were originally long-term advances with approximately $70,000 maturing in 2014, $25,000 maturing in 2015, $15,000 maturing in 2016, $20,000 maturing in 2017, and $94,000 maturing in 2018 and beyond.

Capital Resources

Total shareholders’ equity was $315,559 at March 31, 2014, which was an increase of $10,033 compared to the $305,526 of shareholders’ equity at December 31, 2013. The increase in shareholders’ equity was primarily attributable to the Company’s net income of $6,225, other comprehensive income of $5,426, and activity in stock option and restricted stock programs of $424, offset by common dividends paid of $2,042 for the first three months of 2014.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At March 31, 2014, Tier 1 capital to total average assets was 10.0%. Tier 1 capital to risk-adjusted assets was 15.3%. Total capital to risk-adjusted assets was 16.6%. All three ratios exceed all required ratios established for bank holding companies.  Risk-adjusted capital levels of the Bank exceed regulatory definitions of well-capitalized institutions.

On March 26, 2014, the Company redeemed its $5,000 aggregate principal amount of the Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due March 26, 2033.

The Company declared and paid common dividends of $0.10 per share in the first quarter of 2014 versus $0.06 per share for the first quarter of 2013.  The Company has increased its common dividend in the last few quarters as it has reduced its preferred dividend requirement and its credit metrics have continued to improve.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 80.4% of total earning assets for the three months ended March 31, 2014 and 82.5% for the same period in 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2014 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

Other than as set forth above, there have been no material changes to the risk factors disclosed in the Corporation’s Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 14, 2014.

Item 6. Exhibits

3.1

Amended and Restated Articles of Incorporation of MainSource Financial Group, Inc. (incorporated by reference to Exhibit 3.1 to the Report on Form 8K of the registrant filed December 13, 2013 with the Commission (Commission File No. 0-12422)).

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

101

The following financial statements and notes from the MainSource Financial Group Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i)  Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the condensed consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSOURCE FINANCIAL GROUP, INC.

May 9, 2014

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

May 9, 2014

/s/ James M. Anderson
James M. Anderson
Executive Vice President & Chief Financial Officer