Form 10-Q
period 2014-06-30
MAINSOURCE FINANCIAL GROUP
filed 2014-08-08
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of August 8, 2014 there were outstanding 20,459,263 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

Item 1.  Financial Statements

	(Unaudited)
	June 30,	December 31,
	2014	2013
Assets
Cash and due from banks	$64,729	$55,826
Money market funds and federal funds sold	8,042	5,494
Cash and cash equivalents	72,771	61,320
Interest bearing time deposits	980	—
Securities available for sale	852,374	891,106
Loans held for sale	5,346	5,999
Loans, net of allowance for loan losses of $23,867 and $27,609	1,676,931	1,644,317
Restricted stock, at cost	15,625	15,629
Premises and equipment, net	54,035	55,957
Goodwill	64,900	64,900
Purchased intangible assets	4,261	5,125
Cash surrender value of life insurance	61,354	61,292
Interest receivable and other assets	52,440	54,219
Total assets	$2,861,017	$2,859,864

Liabilities
Deposits
Noninterest bearing	$455,496	$436,550
Interest bearing	1,800,849	1,764,078
Total deposits	2,256,345	2,200,628
Other borrowings	30,735	38,594
Federal Home Loan Bank (FHLB) advances	179,424	247,858
Subordinated debentures	41,239	46,394
Other liabilities	25,893	20,864
Total liabilities	2,533,636	2,554,338

Shareholders’ equity
Preferred stock, no par value: Authorized shares - 400,000; Issued shares — 0; Outstanding shares — 0; Aggregate liquidation preference — $0	—	—
Common stock $.50 stated value: Authorized shares - 100,000,000; Issued shares — 20,994,415 and 20,940,298; Outstanding shares — 20,458,763 and 20,417,224	10,529	10,508
Treasury stock — 535,652 and 523,074 at cost	(8,708)	(8,495)
Additional paid-in capital	225,290	224,793
Retained earnings	87,475	77,586
Accumulated other comprehensive income	12,795	1,134
Total shareholders’ equity	327,381	305,526
Total liabilities and shareholders’ equity	$2,861,017	$2,859,864

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share data)

	(unaudited)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Interest income
Loans, including fees	$19,143	$19,128	$38,251	$38,615
Securities	6,082	5,886	12,401	11,694
Other interest income	22	22	35	43
Total interest income	25,247	25,036	50,687	50,352
Interest expense
Deposits	908	1,275	1,920	2,633
Federal Home Loan Bank advances	866	776	1,700	1,691
Subordinated debentures	312	434	663	863
Other borrowings	17	16	39	32
Total interest expense	2,103	2,501	4,322	5,219
Net interest income	23,144	22,535	46,365	45,133
Provision for loan losses	750	1,000	1,500	2,734
Net interest income after provision for loan losses	22,394	21,535	44,865	42,399
Non-interest income
Mortgage banking	1,662	1,914	2,978	3,943
Trust and investment product fees	1,146	1,269	2,416	2,304
Service charges on deposit accounts	5,307	5,124	9,892	9,610
Net realized gains/(loss) on securities (includes ($4) and ($4) accumulated other comprehensive income (AOCI) reclassifications for unrealized losses on available-for-sale securities in 2014 and includes ($11) and $833 accumulated other comprehensive income reclassifications for unrealized net gains/(losses) on available-for-sale securities in 2013)	(4)	(11)	(4)	833
Increase in cash surrender value of life insurance	323	350	650	692
Interchange income	2,024	1,902	3,759	3,513
Gain/(loss) on sale and write-down of OREO	39	(22)	(38)	(318)
Other income	708	835	825	1,049
Total non-interest income	11,205	11,361	20,478	21,626
Non-interest expense
Salaries and employee benefits	13,699	12,799	27,272	26,317
Net occupancy	1,773	1,718	3,912	3,578
Equipment	2,391	2,440	4,899	4,795
Intangibles amortization	432	478	864	958
Telecommunications	424	450	868	906
Stationery printing and supplies	272	262	559	636
FDIC assessment	365	467	800	904
Marketing	760	964	1,358	2,009
Collection expense	394	859	831	1,809
Prepayment penalty on FHLB advance	—	—	—	2,239
Consultant expense	350	375	700	750
Interchange expense	540	464	1,061	913
Other expenses	2,394	2,579	4,884	5,169
Total non-interest expense	23,794	23,855	48,008	50,983
Income before income tax	9,805	9,041	17,335	13,042
Income tax expense (includes ($1) and ($1) income tax expense from AOCI reclassification in 2014 and ($4) and $292 income tax expense from AOCI reclassification items in 2013)	2,051	1,717	3,356	1,727
Net income	$7,754	$7,324	$13,979	$11,315
Preferred dividends and discount accretion	—	(203)	—	(405)
Net income available to common shareholders	$7,754	$7,121	$13,979	$10,910

Cash dividends declared per common share	$0.10	$0.06	$0.20	$0.12
Net income per common share — basic	$0.38	$0.35	$0.68	$0.54
Net income per common share — diluted	$0.38	$0.35	$0.68	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in thousands except per share data)

	(unaudited)		(unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$7,754	$7,324	$13,979	$11,315
Other comprehensive income/(loss):
Unrealized holding gains/(losses) on securities available for sale	9,289	(22,003)	17,636	(27,327)
Reclassification adjustment for (gains)/losses included in net income	4	11	4	(833)
Tax effect	(3,058)	7,698	(5,979)	9,857
Other comprehensive income/(loss)	6,235	(14,294)	11,661	(18,303)
Comprehensive income/(loss)	$13,989	$(6,970)	$25,640	$(6,988)

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	(unaudited)
	Six months ended
	June 30
	2014	2013
Operating Activities
Net income	$13,979	$11,315
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500	2,734
Depreciation expense	2,891	2,795
Securities amortization, net	967	1,878
Stock based compensation expense	384	325
Stock portion of director retainer fee expense	180	187
Amortization of purchased intangible assets	864	958
Amortization of mortgage servicing rights	491	926
Earnings on cash surrender value of life insurance policies	(650)	(692)
(Recovery) of valuation allowance on mortgage servicing rights	—	(425)
Prepayment penalty on FHLB advance	—	2,239
Securities (gains)/losses, net	4	(833)
Loss on sale and write-down of OREO	38	318
Gain on loans sold	(1,729)	(3,535)
Loans originated for sale	(68,871)	(139,789)
Proceeds from loan sales	71,253	148,346
Change in other assets and liabilities	(214)	1,067
Net cash provided by operating activities	21,087	27,814

Investing Activities
Net change in interest bearing time deposits	(980)	—
Purchases of securities available for sale	(19,473)	(164,209)
Proceeds from calls, maturities, and payments on securities available for sale	52,902	72,083
Proceeds from sales of securities available for sale	21,972	78,354
Proceeds from sale of OREO	2,258	3,264
Proceeds from life insurance benefit	588	—
Loan originations and payment, net	(36,013)	(38,945)
Purchases of premises and equipment	(969)	(4,182)
Purchase of life insurance policies	—	(504)
Proceeds from redemption of restricted stock	4	9
Net cash provided/(used) by investing activities	20,289	(54,130)

Financing Activities
Net change in deposits	55,717	(1,769)
Net change in other borrowings	(7,859)	(922)
Repayment of FHLB advances	(588,434)	(166,926)
Proceeds from FHLB advances	520,000	190,000
Purchase of treasury shares	(319)	(204)
Proceeds from exercise of stock options, including tax benefit	60	316
Repayment of subordinated debentures, net	(5,000)	—
Cash dividends on preferred stock	—	(378)
Cash dividends on common stock	(4,090)	(2,443)
Net cash (used)/provided by financing activities	(29,925)	17,674
Net change in cash and cash equivalents	11,451	(8,642)
Cash and cash equivalents, beginning of year	61,320	65,650
Cash and cash equivalents, end of period	$72,771	$57,008

Supplemental cash flow information
Interest paid	$4,547	$5,508
Income taxes paid	2,250	1,380
Supplemental non cash disclosure
Loan balances transferred to foreclosed real estate	$1,899	$2,088

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

Adoption of New Accounting Standards

In June 2014, the FASB issued ASU No. 2014-11 “Transfers and Servicing (Topic 860) - Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures.” ASU 2014-11 aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. In addition the disclosure of certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is prohibited. The Company is currently assessing the impact of ASU 2014-11.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606).” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application is not permitted. The Company is currently assessing the impact of ASU 2014-09.

In January 2014, the FASB issued ASU No. 2014-04 “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.” ASU 2014-04 clarifies when an in substance repossession or foreclosure occurs and requires interim and annual disclosures of the amount of foreclosed residential real estate property and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 is effective either on a modified retrospective transition method or a prospective transition method for interim and annual periods beginning after December 15, 2014. Early adoption is permitted. The Company is currently assessing the impact of ASU 2014-04.

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

The following table summarizes stock option activity:

	Six Months Ended June 30, 2014
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	402,139	$13.79
Granted	31,327	16.11
Exercised	(6,500)	9.24
Forfeited or expired	(44,276)	18.86
Outstanding, period end	382,690	$13.48
Options exercisable at period end	255,704	$13.43
Fully vested and expected to vest	370,706	$13.44

The following table details stock options outstanding:

	June 30, 2014	December 31, 2013
Stock options vested and currently exercisable:
Number	255,704	295,680
Weighted average exercise price	$13.43	$14.21
Aggregate intrinsic value	$1,132	$1,327
Weighted average remaining life (in years)	3.7	3.9

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $41 and $82 in stock compensation expense during the three and six months ended June 30, 2014 and $36 and $72 in stock compensation expense during the three and six months ended June 30, 2013 to salaries and employee benefits. There were 29,389 options granted in the first quarter of 2014 and 1,938 options granted in the second quarter of 2014.  2,500 and 49,783 options were granted in the first and second quarters of 2013.  In order to calculate the fair value of the options granted in 2014, the following weighted-average assumptions were used as of the grant dates:  risk free interest rate of 2.07%, expected option life 7.0 years, expected price volatility 28.1%, and dividend yield of 2.49%.  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2014 and beyond is estimated as follows:

Year	(in thousands)
July 2014 - December 2014	$77
2015	170
2016	93
2017	38

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

Also in 2013 and the first and second quarters of 2014, the Executive Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers and other employees pursuant to the Company’s LTIP. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The restricted stock awards vest as follows — 100% on the third anniversary of the date of grant. A total of 21,726 shares of common stock were granted in the first quarter of 2014 at a weighted average cost of $16.12 per share; 10,611 shares of common stock were granted in the second quarter of 2014 at a weighted average cost of $16.53; and 47,971 shares of common stock of the Company were granted in 2013.

A summary of changes in the Company’s non-vested restricted shares for 2014 follows:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2014	105,283	$12.85
Granted	32,337	16.25
Vested	(47,697)	11.43
Forfeited	—	—
Non-vested at June 30, 2014	89,923	$14.82

As of June 30, 2014, there was $903 of total unrecognized compensation costs related to non-vested restricted stock awards granted under the 2007 Stock Incentive Plan that will be recognized over the remaining vesting period of approximately 1.6 years. The recognized compensation costs related to the 2007 Stock Incentive Plan were $68 and $302 for the three and six month periods ending June 30, 2014 and $141 and $246 for the three and six month periods ending June 30, 2013.

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

In the second quarter of 2014, members of the Board of Directors received their entire annual retainer in restricted Company stock for the following Board year that ends with the 2015 annual meeting of shareholders. The 2014 award vested quarterly for all directors who remained on the Board of Directors on the vesting date, with 25% of the award vesting on each of May 1, August 1, and November 1, 2014, and February 1, 2015. The value of the 2014 retainer award was determined by multiplying the award amount by the closing price of the stock on the issuance date.

For all awards, other expense is recognized over the three month period of the awards based on the fair value of the stock at the issue dates. Shares awarded by quarter were as follows:

Quarter		Shares	Price per Share
2013	1Q	7,200	$13.38
	2Q	26,100	$13.79
2014	2Q	21,780	$16.53

A total of $91 and $90 was recognized as other expense in the second quarter of 2014 and 2013 respectively for these grants and $180 and $187 was recognized in the first six months of 2014 and 2013 respectively.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of June 30, 2014
Available for Sale
U. S. government agency	$638	$5	$—	$643
State and municipal	307,124	18,699	(566)	325,257
Mortgage-backed securities-residential (GSE’s)	150,596	4,205	(920)	153,881
Collateralized mortgage obligations (GSE’s)	366,429	2,760	(4,795)	364,394
Equity securities	4,689	—	—	4,689
Other securities	3,512	—	(2)	3,510
Total available for sale	$832,988	$25,669	$(6,283)	$852,374

As of December 31, 2013
Available for Sale
U. S. government agency	$793	$5	$—	$798
State and municipal	321,151	12,173	(2,212)	331,112
Mortgage-backed securities-residential (GSE’s)	186,054	3,175	(3,800)	185,429
Collateralized mortgage obligations (GSE’s)	372,896	1,642	(9,229)	$365,309
Equity securities	4,939	—	—	4,939
Other securities	3,527	—	(8)	3,519
Total available for sale	$889,360	$16,995	$(15,249)	$891,106

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity or with no maturity are shown separately.

	Available for Sale
June 30, 2014	Amortized Cost	Fair Value
Within one year	$14,698	$14,902
One through five years	48,256	50,133
Six through ten years	123,579	130,050
After ten years	124,741	134,325
Mortgage-backed securities-residential (Government Sponsored Entity)	150,596	153,881
Collateralized mortgage obligations (Government Sponsored Entity)	366,429	364,394
Equity securities	4,689	4,689
Total available for sale securities	$832,988	$852,374

Proceeds from sales of securities available for sale were $21,972 and $78,354 for the six months ended June 30, 2014 and 2013, respectively. Gross gains of $542 and $910 and gross losses of $546 and $77 were realized on these sales during 2014 and 2013, respectively.

Proceeds from sales of securities available for sale were $21,972 and $964 for the three months ended June 30, 2014 and 2013, respectively. Gross gains of $542 and $11 and gross losses of $546 and $22 were realized on these sales during 2014 and 2013, respectively.

Below is a summary of securities with unrealized losses as of June 30, 2014 and December 31, 2013 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
June 30, 2014 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$2,186	$(9)	$21,018	$(557)	$23,204	$(566)
Mortgage-backed securities-residential (GSE’s)	—	—	51,920	(920)	51,920	(920)
Collateralized mortgage obligations (GSE’s)	27,084	(290)	156,962	(4,505)	184,046	(4,795)
Other securities	—	—	999	(2)	999	(2)
Total temporarily impaired	$29,270	$(299)	$230,899	$(5,984)	260,169	$(6,283)

	Less than 12 months		12 months or longer		Total
December 31, 2013 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$31,660	$(1,791)	$4,153	$(421)	$35,813	$(2,212)
Mortgage-backed securities-residential (GSE’s)	114,036	(3,800)	—	—	114,036	(3,800)
Collateralized mortgage obligations (GSE’s)	267,579	(9,040)	4,100	(189)	271,679	(9,229)
Other securities	—	—	993	(8)	993	(8)
Total temporarily impaired	$413,275	$(14,631)	$9,246	$(618)	$422,521	$(15,249)

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

As of June 30, 2014, the Company’s securities portfolio consisted of 1,012 securities, 112 of which were in an unrealized loss position.  Unrealized losses on state and municipal securities of $566 have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to temporary illiquidity and the current rate environment and not necessarily the expected cash flows of the individual securities. The Company monitors the financial condition of these issuers. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

At June 30, 2014, almost all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value of approximately $920 is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

The Company’s collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations with a market value of $364,394 which had unrealized losses of approximately $4,795 at June 30, 2014. The Company monitors to insure it has adequate credit support and as of June 30, 2014, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. All securities are investment grade.

The unrealized losses on other securities are related to one single issue trust preferred security and have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the security before its anticipated recovery. The Company performs a quarterly review of this security and based on this review, no evidence of adverse changes in expected cash flows is anticipated. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not the expected cash flows of the individual security. Currently, the issuer has made all contractual payments and given no indication that it will not be able to make them into the future. The fair value of this debt security is expected to recover as the security approaches its maturity date. As of June 30, 2014, the fair value of the security was $999 with an unrealized loss of $2.

NOTE 4 - LOANS AND ALLOWANCE

Loans were as follows:

	June 30, 2014	December 31, 2013
Commercial
Commercial and industrial	$193,395	$180,378
Agricultural	40,087	30,323
Commercial Real Estate
Farm	74,270	76,082
Hotel	92,045	108,226
Construction and development	43,038	35,731
Other	558,490	546,970
Residential
1-4 family	402,188	403,733
Home equity	251,743	244,277
Consumer
Direct	44,762	45,129
Indirect	780	1,077
Total loans	1,700,798	1,671,926
Allowance for loan losses	(23,867)	(27,609)
Net loans	$1,676,931	$1,644,317

Activity in the allowance for loan losses for the six months ended June 30, 2014 and 2013 and the recorded investment of loans and allowances by portfolio segment and impairment method as of June 30, 2014 and December 31, 2013 were as follows:

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2014	$3,291	$20,210	$3,409	$699	$27,609
Provision charged to expense	(14)	—	963	551	1,500
Losses charged off	(149)	(4,655)	(1,377)	(1,371)	(7,552)
Recoveries	73	1,439	115	683	2,310
Balance, June 30, 2014	$3,201	$16,994	$3,110	$562	$23,867

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2013	$3,894	$24,157	$3,180	$996	$32,227
Provision charged to expense	487	331	1,371	545	2,734
Losses charged off	(967)	(4,686)	(1,319)	(1,500)	(8,472)
Recoveries	221	306	227	759	1,513
Balance, June 30, 2013	$3,635	$20,108	$3,459	$800	$28,002

As of June 30, 2014
Ending Balance individually evaluated for impairment	$130	$730	$97	$—	$957
Ending Balance collectively evaluated for impairment	3,071	16,264	3,013	562	22,910
Total ending allowance balance	$3,201	$16,994	$3,110	$562	$23,867
Loans
Ending Balance individually evaluated for impairment	$709	$28,989	$9,992	$92	$39,782
Ending Balance collectively evaluated for impairment	232,773	738,854	643,939	45,450	1,661,016
Total ending loan balance excludes $4,982 of accrued interest	$233,482	$767,843	$653,931	$45,542	$1,700,798

As of December 31, 2013	Commercial	Commercial Real Estate	Residential	Consumer	Total
Ending Balance individually evaluated for impairment	$13	$1,167	$105	$2	$1,287
Ending Balance collectively evaluated for impairment	3,278	19,043	3,304	697	26,322
Total ending allowance balance	$3,291	$20,210	$3,409	$699	$27,609

Loans
Ending Balance individually evaluated for impairment	$300	$21,240	$10,797	$785	$33,122
Ending Balance collectively evaluated for impairment	210,401	745,769	637,213	45,421	1,638,804
Total ending loan balance excludes $5,043 of accrued interest	$210,701	$767,009	$648,010	$46,206	$1,671,926

The recorded investment in loans excludes accrued interest receivable due to immateriality.

Activity in the allowance for loan losses for the three months ended June 30, 2014 and 2013 was as follows:

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, April 1, 2014	$3,009	$20,439	$3,196	$603	$27,247
Provision charged to expense	149	(393)	718	276	750
Losses charged off	(3)	(4,047)	(834)	(628)	(5,512)
Recoveries	46	995	30	311	1,382
Balance, June 30, 2014	$3,201	$16,994	$3,110	$562	$23,867

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, April 1, 2013	$4,279	$23,238	$3,263	$948	$31,728
Provision charged to expense	(38)	93	740	205	1,000
Losses charged off	(696)	(3,478)	(621)	(681)	(5,476)
Recoveries	90	255	77	328	750
Balance, June 30, 2013	$3,635	$20,108	$3,459	$800	$28,002

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2014.  Performing troubled debt restructurings totaling $6,444 were excluded as allowed by ASC 310-40.

June 30, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded
Commercial
Commercial and industrial	$214	$197	$130
Commercial Real Estate
Farm	76	76	21
Hotel
Construction and development	—	—	—
Other	4,006	3,668	709
Residential
1-4 Family	837	797	92
Home Equity	171	171	5
Consumer
Direct	—	—	—
Subtotal — impaired with allowance recorded	5,304	4,909	957
With no related allowance recorded
Commercial
Commercial & industrial	186	99
Agricultural	413	413
Commercial Real Estate
Farm	1,015	779
Hotel	11,550	11,550
Construction and development	84	78
Other	8,761	6,394
Residential
1-4 Family	7,273	6,445
Home Equity	2,771	2,579
Consumer
Direct	126	92
Indirect	—	—
Subtotal — impaired with no allowance recorded	32,179	28,429	—
Total impaired loans	$37,483	$33,338	$957

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013.  Performing troubled debt restructurings totaling $6,593 were excluded as allowed by ASC 310-40.

December 31, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded
Commercial
Commercial and industrial	$194	$177	$13
Agricultural`	—	—	—
Commercial Real Estate
Farm	625	436	61
Hotel	—	—	—
Construction and development	—	—	—
Other	7,309	6,382	1,106
Residential
1-4 Family	1,089	981	102
Home Equity	50	50	3
Consumer
Direct	126	126	2
Indirect	—	—	—
Subtotal — impaired with allowance recorded	9,393	8,152	1,287
With no related allowance recorded
Commercial
Commercial & industrial	204	123
Agricultural	—	—
Commercial Real Estate
Farm	767	657
Hotel	—	—
Construction and development	942	795
Other	8,651	6,377
Residential
1-4 Family	8,931	8,007
Home Equity	1,860	1,759
Consumer
Direct	675	649
Indirect	11	10
Subtotal — impaired with no allowance recorded	22,041	18,377	—
Total impaired loans	$31,434	$26,529	$1,287

The following tables present the average balance of impaired loans and interest income and cash basis interest recognized for the six month periods ending June 30, 2014 and June 30, 2013, excluding performing troubled debt restructurings as allowed by ASC 310-40.

Six months ended June 30, 2014	Average Balance Impaired Loans	Interest Income Recognized	Cash Basis Income Recognized
Commercial
Commercial & Industrial	$287	$8	$8
Agricultural	137	—	—
Commercial Real Estate
Farm	945	—	—
Hotel	3,850	—	—
Construction and development	398	—	—
Other	11,324	71	71
Residential
1-4 Family	8,258	5	5
Home Equity	2,460	7	7
Consumer
Direct	330	5	5
Indirect	7	1	1
	$27,996	$97	$97

Six months ended June 30, 2013	Average Balance Impaired Loans	Interest Income Recognized	Cash Basis Income Recognized
Commercial
Commercial & Industrial	$1,387	$2	$2
Agricultural	—	—	—
Commercial Real Estate
Farm	1,486	8	8
Hotel	1,989	—	—
Construction and development	1,864	1	1
Other	20,953	32	32
Residential
1-4 Family	10,706	3	3
Home Equity	2,617	3	3
Consumer
Direct	955	11	11
Indirect	17	—	—
	$41,974	$60	$60

The following tables present the average balance of impaired loans and interest income and cash basis interest recognized for the three month periods ending June 30, 2014 and June 30, 2013, excluding performing troubled debt restructurings as allowed by ASC 310-40.

Three months ended June 30, 2014	Average Balance Impaired Loans	Interest Income Recognized	Cash Basis Income Recognized
Commercial
Commercial & Industrial	$280	$4	$4
Agricultural	206	—	—
Commercial Real Estate
Farm	871	—	—
Hotel	5,775	—	—
Construction and development	200	—	—
Other	10,612	23	23
Residential
1-4 Family	7,890	1	1
Home Equity	2,783	6	6
Consumer
Direct	106	2	2
Indirect	5	—	—
	$28,728	$36	$36

Three months ended June 30, 2013	Average Balance Impaired Loans	Interest Income Recognized	Cash Basis Income Recognized
Commercial
Commercial & Industrial	$1,183	$2	$2
Agricultural	—	—	—
Commercial Real Estate
Farm	1,437	8	8
Hotel	—	—	—
Construction and development	1,725	1	1
Other	19,529	26	26
Residential
1-4 Family	10,285	1	1
Home Equity	2,613	1	1
Consumer
Direct	899	7	7
Indirect	17	—	—
	$37,688	$46	$46

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2014 and December 31, 2013:

	Non-accrual		Past due over 90 days and still accruing
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Commercial
Commercial and industrial	$94	$159		$14
Agricultural	413	—
Commercial Real Estate
Farm	854	1,093
Hotel	—	—
Construction and development	78	329
Other	7,534	11,489
Residential
1-4 Family	5,940	7,635
Home Equity	1,833	1,452
Consumer
Direct	78	174
Indirect	—	10
Total	$16,824	$22,341	$—	$14

The following table presents the aging of the recorded investment in past due loans as of June 30, 2014 by class of loans:

June 30, 2014	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$193,395	$91	$16	$60	$167	$193,228
Agricultural	40,087	—	397	—	397	39,690
Commercial Real Estate
Farm	74,270	—	—	332	332	73,938
Hotel	92,045	—	—	—	—	92,045
Construction and development	43,038	—	—	—	—	43,038
Other	558,490	545	232	4,193	4,970	553,520
Residential
1-4 Family	402,188	1,997	1,402	2,633	6,032	396,156
Home Equity	251,743	644	371	1,109	2,124	249,619
Consumer
Direct	44,762	70	7	36	113	44,649
Indirect	780	3	—	—	3	777
Total — excludes $4,982 of accrued interest	$1,700,798	$3,350	$2,425	$8,363	$14,138	$1,686,660

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 by class of loans:

December 31, 2013	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$180,378	$64	$24	$72	$160	$180,218
Agricultural	30,323	—	—	—	—	30,323
Commercial Real Estate
Farm	76,082	—	—	697	697	75,385
Hotel	108,226	—	—	—	—	108,226
Construction and development	35,731	466	—	329	795	34,936
Other	546,970	984	187	5,944	7,115	539,855
Residential
1-4 Family	403,733	7,381	1,969	4,936	14,286	389,447
Home Equity	244,277	646	313	1,025	1,984	242,293
Consumer
Direct	45,129	192	32	126	350	44,779
Indirect	1,077	2	4	—	6	1,071
Total — excludes $5,043 of accrued interest	$1,671,926	$9,735	$2,529	$13,129	$25,393	$1,646,533

Troubled Debt Restructurings

During the periods ending June 30, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 60 months to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 14 months.

The total of troubled debt restructurings at June 30, 2014 and December 31, 2013 was $25,927 and $14,347 respectively.  The large increase in the TDR balance is the result of one credit relationship which was structured into an A/B note in the second quarter of 2014 with the B note being written off.  Included in the TDR totals are non-accrual loans of $3,070 and $3,566 at June 30, 2014 and December 31, 2013.  The Company has allocated $352 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2014. The Company has committed to lend additional amounts totaling $0 to customers with outstanding loans that are classified as troubled debt restructurings. At December 31, 2013, the comparable numbers were $534 of specific reserves and $0 of commitments.

The troubled debt restructurings resulted in no change to the allowance for loan losses for the three month periods ending June 30, 2014 and 2013 and decreased the allowance for loan losses by $20 and increased the allowance for loan losses by $30 for the six month periods ending June 30, 2014 and 2013.  These troubled debt restructurings resulted in charge offs of $3,848 and $38 during the three month periods ending June 30, 2014 and 2013 and $3,848 and $420 during the six month periods ending June 30, 2014 and 2013.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six month period ending June 30, 2014:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the six month period ending June 30, 2014	Number of Loans	Investment	Investment
Commercial real estate
Hotel	2	$15,362	$11,550
Other	2	1,015	1,015
Residential
1-4 Family	1	140	140
Total	5	$16,517	$12,705

The following table presents loans by class modified as troubled debt restructurings that occurred during the six month period ending June 30, 2013:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the six month period ending June 30, 2013	Number of Loans	Investment	Investment
Commercial real estate
Other	1	$28	$28
Commercial real estate
Other	3	344	344
Residential
1-4 Family	5	261	261
Home equity	1	20	20
Consumer
Direct	1	30	30
Total	11	$683	$683

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month periods ending June 30, 2014 and 2013:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the three month period ending June 30, 2014	Number of Loans	Investment	Investment
Commercial real estate
Hotel	2	$15,362	$11,550
Other	2	1,015	1,015
Residential
1-4 Family	1	140	140
Total	5	$16,517	$12,705

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the three month period ending June 30, 2013	Number of Loans	Investment	Investment
Commercial
Commercial and industrial	1	$28	$28
Commercial real estate
Other	1	95	95
Residential
1-4 Family	2	75	75
Home equity	1	20	20
Total	5	$218	$218

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six month period ending June 30, 2014:

For the six month period ending June 30, 2014	Number of Loans	Recorded Investment
Commercial real estate:
Other	1	$1,431
Residential
1-4 Family	1	53

Total	2	$1,484

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six month period ending June 30, 2013:

For the six month period ending June 30, 2013	Number of Loans	Recorded Investment
Residential:
1-4 Family	1	$37

Total	1	$37

There were no loans for which there was a payment default within twelve months following the modification during the three month periods ending June 30, 2014 or 2013.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  The troubled debt restructurings that subsequently defaulted described above resulted in no change in the allowance for loan losses and no  charge offs  during the three month periods ending June 30, 2014 and 2013, respectively.  For the six month periods ending June 30, 2014 and 2013, the troubled debt restructurings that subsequently defaulted increased the allowance for loan losses by $0 and $0 and resulted in charge offs of $36 and $0.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

The terms of certain other loans were modified during the three month period ending June 30, 2014 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of June 30, 2014 of $981. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

As of June 30, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

June 30, 2014	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$156,614	$3,331	$1,918	$94
Agricultural	39,674	—	—	413
Commercial Real Estate
Farm	72,429	987	—	854
Hotel	61,436	17,144	13,465	—
Construction and development	42,930	—	—	78
Other	414,402	16,455	8,961	7,534
Total	$787,485	$37,917	$24,344	$8,973

At December 31, 2013, the risk category of loans by class of loans was as follows:

December 31, 2013	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$144,744	$4,538	$1,250	$159
Agricultural	30,206	—	—	—
Commercial Real Estate
Farm	73,006	105	—	1,093
Hotel	61,195	31,401	15,630	—
Construction and development	34,672	—	466	329
Other	388,719	20,893	9,931	11,489
Total	$732,542	$56,937	$27,277	$13,070

Loans not analyzed individually as part of the above described process are classified by delinquency. These loans are primarily smaller (<$250) commercial, smaller commercial real estate (<$250), residential mortgage and consumer loans. All commercial, commercial real estate, consumer loans fully or partially secured by 1-4 family residential real estate that are 60-89  days past due will be classified as Watch. If loans are greater than 90 days past due, they will be classified as Substandard. Smaller commercial and commercial real estate loans on non-accrual are included in the non-accrual tables above. Consumer loans not secured by 1-4 family residential real estate that are 60-119 days past due will be classified Substandard while loans greater than 119 days will be classified as Loss. As of June 30, 2014 and December 31, 2013, the grading of loans by category of loans is as follows:

June 30, 2014	Performing	Watch	Substandard
Commercial
Commercial and industrial	$31,422	$16	$—
Commercial Real Estate
Construction and development	30	—	—
Other	111,026	112	—
Total	$142,478	$128	$—

December 31, 2013	Performing	Watch	Substandard
Commercial
Commercial and industrial	$29,664	$23	$—
Agricultural	117	—	—
Commercial Real Estate
Farm	1,878	—	—
Construction and development	264	—	—
Other	115,938	—	—
Total	$147,861	$23	$—

June 30, 2014	Performing	Watch	Substandard
Residential
1-4 Family	$396,248	$3,310	$2,630
Home Equity	249,910	720	1,113
Total	$646,158	$4,030	$3,743

December 31, 2013	Performing	Watch	Substandard
Residential
1-4 Family	$396,098	2,703	4,932
Home Equity	242,825	424	1,028
Total	$638,923	$3,127	$5,960

June 30, 2014	Performing	Substandard	Loss
Consumer
Direct	$44,684	$72	$6
Indirect	780	—	—
Total	$45,464	$72	$6

December 31, 2013	Performing	Substandard	Loss
Consumer
Direct	$44,955	$47	$127
Indirect	1,067	10	—
Total	$46,022	$57	$127

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned is recorded in other assets on the balance sheet. Activity in other real estate owned was as follows:

	3 months ended June 30		6 months ended June 30
	2014	2013	2014	2013
Beginning Balance	$3,841	$5,828	$4,120	$6,677
Transfer to other real estate owned	1,234	1,121	1,899	2,088
Sales — out of other real estate owned	(1,336)	(1,665)	(2,176)	(3,035)
Write-down	(16)	(101)	(120)	(547)
Ending Balance — June 30	$3,723	$5,183	$3,723	$5,183

The value of the sale amount above is the carrying value of the property when it was sold.

Activity in the valuation account for other real estate was as follows:

	3 months ended June 30		6 months ended June 30
	2014	2013	2014	2013
Beginning Balance	$(1,432)	$(1,713)	$(1,328)	$(1,672)
Impairments during year	(16)	(101)	(120)	(547)
Recovery on impairments	—	—	—	—
Reductions	1,057	461	1,057	866
Ending Balance — June 30	$(391)	$(1,353)	$(391)	$(1,353)

Expenses related to foreclosed assets for the period ending June 30 include:

	3 months ended June 30		6 months ended June 30
	2014	2013	2014	2013
Write downs	$16	$101	$120	$547
Losses / (gains) on sales	(55)	(79)	(82)	(229)
Net loss / (gain)	$(39)	$22	$38	$318
Operating expenses	$25	$119	$92	$211

NOTE 6 — DEPOSITS

	June 30, 2014	December 31, 2013

Noninterest-bearing demand	$455,496	$436,550
Interest-bearing demand	949,103	884,128
Savings	524,764	501,494
Certificates of deposit of $100 or more	102,511	129,132
Other certificates and time deposits	224,471	249,324
Total deposits	$2,256,345	$2,200,628

NOTE 7 - EARNINGS PER SHARE

Earnings per common share (EPS) were computed as follows:

	June 30, 2014			June 30, 2013
For the three months ended:	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per common share:
Net income	$7,754	20,450,885		$7,324	20,372,614
Preferred dividends and accretion	—			(203)
Net income available to common shareholders	$7,754	20,450,885	$0.38	$7,121	20,372,614	$0.35
Effect of dilutive warrants		62,978			—
Effect of dilutive stock options		64,419			55,504
Net income available to common shareholders and assumed conversions	$7,754	20,578,282	$0.38	$7,121	20,428,118	$0.35

Stock options for 178,896 common shares in 2014 and stock options for 298,975 common shares and stock warrants for 571,906 common shares in 2013 were not considered in computing diluted earnings per share because they were antidilutive.

	June 30, 2014			June 30, 2013
For the six months ended:	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per common share:
Net income	$13,979	20,442,131		$11,315	20,344,557
Preferred dividends and accretion	—			(405)
Net income available to common shareholders	$13,979	20,442,131	$0.68	$10,910	20,344,557	$0.54
Effect of dilutive warrants		64,488			—
Effect of dilutive stock options		64,995			58,912
Net income available to common shareholders and assumed conversions	$13,979	20,571,614	$0.68	$10,910	20,403,469	$0.53

Stock options for 182,513 common shares in 2014 and stock options for 278,255 common shares and stock warrants for 571,906 common shares in 2013 were not considered in computing diluted earnings per share because they were antidilutive.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U. S. government agency	$643		$643
States and municipals	325,257		312,174	13,083
Mortgage-backed securities — residential —Government Sponsored Entity	153,881		153,881
Collateralized mortgage obligations — Government Sponsored Entity	364,394		364,394
Equity securities	4,689	4,689
Other securities	3,510		999	2,511
Total investment securities available-for-sale	$852,374	$4,689	$832,091	$15,594

Mortgage banking derivative	$850		$850

		Fair Value Measurements at December 31, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U. S. government agency	$798		$798
States and municipals	331,112		316,692	14,420
Mortgage-backed securities — residential —Government Sponsored Entity	185,429		185,429
Collateralized mortgage obligations — Government Sponsored Entity	365,309		365,309
Equity securities	4,939	4,689		250
Other securities	3,519		993	2,526
Total investment securities available-for-sale	$891,106	$4,689	$869,221	$17,196

Mortgage banking derivative	$525		$525

There were no transfers between Level 1 and Level 2 during the second quarter of 2014 or 2013.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2014 and 2013:

Three months ended June 30:

States and municipal	2014	2013
Beginning balance, April 1	$14,017	$14,992
Total gains or losses (realized / unrealized)
Included in other comprehensive income	9	(61)
Settlements	(943)	(243)
Ending balance, June 30	$13,083	$14,688

Equity securities	2014	2013
Beginning balance, April 1	$250	$250
Total gains or losses (realized / unrealized)
Settlements	(250)	—
Ending balance, June 30	$—	$250

Other securities	2014	2013
Beginning balance, April 1	$2,518	$2,549
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(7)	(7)
Ending balance, June 30	$2,511	$2,542

Six months ended June 30:

States and municipal	2014	2013
Beginning balance, January 1	$14,420	$15,470
Total gains or losses (realized / unrealized)
Included in other comprehensive income	23	(72)
Settlements	(1,360)	(710)
Ending balance, June 30	$13,083	$14,688

Equity securities	2014	2013
Beginning balance, January 1	$250	$250
Total gains or losses (realized / unrealized)
Settlements	(250)	—
Ending balance, June 30	$—	$250

Other securities	2014	2013
Beginning balance, January 1	$2,526	$2,557
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(15)	(15)
Ending balance, June 30	$2,511	$2,542

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2014 Using
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Farm real estate	$55			$55
Other commercial real estate	2,677			2,677
Total impaired loans	$2,732			$2,732
Impaired servicing rights	$1,529			$1,529
Other real estate owned
Construction and development	$32			$32
Other commercial real estate	198			198
1-4 family	83			83
Total other real estate owned	$313			$313

		Fair Value Measurements at December 31, 2013 Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Commercial and industrial	$76			$76
Farm estate	375			375
Construction and development	226			226
Other commercial real estate	5,112			5,112
Total impaired loans	$5,789			$5,789
Impaired servicing rights	$1,794			$1,794
Other real estate owned
Construction and development	$522			$522
Home equity	67			67
Other commercial real estate	425			425
Total other real estate owned	$1,014			$1,014

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $3,356, with a valuation allowance of $624 at June 30, 2014. The Company recorded a credit of $122 to provision expense associated with these loans for the three months ended June 30, 2014 and a credit of $217 provision expense associated with these loans for the six month period ended June 30, 2014.  The Company recorded a charge of $271 of provision expense associated with these loans for the three month period ended June 30, 2013 and $579 of provision expense associated with these loans for the six month period ended June 30, 2013.   At December 31, 2013, impaired loans had a gross carrying amount of $6,879 with a valuation allowance of $1,090. A breakdown of these loans by portfolio class at June 30, 2014 is as follows:

	Gross Balance	Valuation Allowance	Net
Farm	$76	$21	$55
Other commercial real estate	3,280	603	2,677
Ending Balance	$3,356	$624	$2,732

Impaired tranches of servicing rights were carried at a fair value of $1,529, which is made up of the gross outstanding balance of $1,904, net of a valuation allowance of $375. No change occurred in the valuation allowance in the second quarter or first half of 2014 earnings. A recovery of $175 was included in the second quarter 2013 earnings and a recovery of $425 was included in the six month period ending June 30, 2013.  At December 31, 2013, impaired servicing rights were carried at a fair value of $1,794 which was made up of the gross outstanding balance of $2,169, net of a valuation allowance of $375.

Other real estate owned is evaluated at the time a property is acquired through foreclosure or shortly thereafter. Fair value is based on appraisals by qualified licensed appraisers. At June 30, 2014, other real estate owned was carried at a fair value of $313, which is made up of the gross outstanding balance of $376, net of a valuation allowance of $63. During the second quarter of 2014, these properties were written down by $16.  For the first six months of 2014, these properties were written down by $63.  During the second quarter of 2013, these properties were written down by $102. For the first six months of 2013, these properties were written down by $172.  At December 31, 2013, other real estate was carried at a fair value of $1,014, which is made up of the gross outstanding balance of $1,362, net of a valuation allowance of $348. A breakdown of these properties by portfolio class at June 30, 2014 is as follows:

	Gross Balance	Valuation Allowance	Net
Construction and development	$42	$10	$32
Other commercial real estate	219	21	198
1-4 family	115	32	83
Ending Balance	$376	$63	$313

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013. Impaired commercial, commercial real estate loans, and other real estate owned that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.

June 30, 2014	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired Loans:
Farm real estate	55	Sales comparison approach	Adjustment for differences between comparable sales	40% 40% Avg
Other	2,677	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	0%-40% 15% Avg
	$2,732
Other real estate owned:
Construction and development	$32	Sales comparison approach	Adjustment for differences between comparable sales.	14% 14% Avg
Other & 1-4 Family	281	Sales comparison approach	Adjustment for differences between comparable sales.	10% 10% Avg
	$313

Mortgage servicing rights	$1,529	Cash flow analysis	Discount rate	10%

December 31, 2013	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired Loans:
Commercial & industrial	$76	Sales comparison approach	Adjustment for differences between comparable sales	0%-10% 10% Avg
Farm real estate	375	Sales comparison approach	Adjustment for differences between comparable sales	40% 40% Avg
Other/ 1-4 Family	5,338	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	0%-40% 25% Avg
	5,789
Other real estate owned:
Construction and development	$522	Sales comparison approach	Adjustment for differences between comparable sales.	10% 10%Avg
Other & Home Equity	492	Sales comparison approach	Adjustment for differences between comparable sales.	10%-15% 10%Avg
	1,014

Mortgage servicing rights	1,794	Cash flow analysis	Discount rate	10%

The carrying amounts and estimated fair values of financial instruments, not previously presented, are as follows:

June 30, 2014	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$72,771	64,729	8,042		72,771
Interest bearing time deposits	980	980			980
Loans including loans held for sale, net	1,679,545		5,493	1,684,353	1,689,846
Restricted stock	15,625				N/A
Interest receivable	9,302		4,320	4,982	9,302
Financial liabilities
Deposits	(2,256,345)	(455,496)	(1,800,252)		(2,255,748)
Other borrowings	(30,735)		(30,735)		(30,735)
FHLB advances	(179,424)		(184,447)		(184,447)
Interest payable	(574)		(574)		(574)
Subordinated debentures	(41,239)		(20,560)		(20,560)

December 31, 2013	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$61,320	$55,826	$5,494		$61,320
Loans including loans held for sale, net	1,644,527		6,158	1,657,199	1,663,357
Restricted stock	15,629				N/A
Interest receivable	9,616		4,573	5,043	9,616
Financial liabilities
Deposits	(2,200,628)	(436,550)	(1,764,719)		(2,201,269)
Other borrowings	(38,594)		(38,594)		(38,594)
FHLB advances	(247,858)		(252,402)		(252,402)
Interest payable	(799)		(799)		(799)
Subordinated debentures	(46,394)		(23,130)		(23,130)

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

Actual and required capital amounts and ratios are presented below:

			Required for
	Actual		Adequate Capital		To Be Well Capitalized
June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$308,390	16.8%	$146,904	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	285,425	15.5	73,452	4.0	N/A	N/A
Tier 1 capital (to average assets)	285,425	10.2	112,100	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	293,339	16.1%	145,901	8.0%	181,232	10.0%
Tier 1 capital (to risk-weighted assets)	270,531	14.8	72,950	4.0	108,739	6.0
Tier 1 capital (to average assets)	270,531	9.8	110,763	4.0	138,095	5.0

			Required for		To Comply with
	Actual		Adequate Capital		Regulatory Agreement
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$302,181	16.7%	$145,150	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	279,440	15.4	72,575	4.0	N/A	N/A
Tier 1 capital (to average assets)	279,440	10.1	110,428	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	283,653	15.7%	144,147	8.0%	180,184	10.0%
Tier 1 capital (to risk-weighted assets)	261,069	14.5	72,074	4.0	108,111	6.0
Tier 1 capital (to average assets)	261,069	9.6	109,090	4.0	136,363	5.0

Management believes as of June 30, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject to be considered well-capitalized. The Company is a source of additional financial strength to the Bank with its $10,000 in cash and its ability to downstream additional capital to the Bank.

NOTE 10 — INCOME TAXES

In accordance with ASC 740-270-50-1, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2014 and 2013 based on the current estimate of the effective annual rate.  The effective tax rate for the second quarter of 2014 was 20.9% versus 19.0% for the same period 2013.  For the first six months of 2014 and 2013, the effective tax rate was 19.4% and 13.2% respectively.  The increase was due to the increase in pre-tax income in 2014 with tax exempt income remaining constant.

NOTE 11 — ACQUISITION

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

Results of Operations

Net income for the second quarter of 2014 was $7,754 compared to net income of $7,324 for the second quarter of 2013. The increase in net income was primarily attributable to an increase in net interest income of $609, lower provision expense of $250, and lower collection expenses of $465 offset by increased salary and benefit costs of $900 and a decrease in mortgage banking income of $252.  Diluted earnings per common share for the second quarter of 2014 totaled $0.38, an increase from the $0.35 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 9.66% for the second quarter of 2014 while return on average assets was 1.08% for the same period, compared to 9.07% and 1.06% respectively, in the second quarter of 2013.

For the six months ended June 30, 2014, net income was $13,979 compared to net income of $11,315 for the same period a year ago.  The increase in net income was primarily attributable to a prepayment penalty on a FHLB advance of $2,239 taken in 2013, an increase in net interest income of $1,232, lower provision expense of $1,234 and lower collection costs of $978, offset by a decrease in mortgage banking income of $965, lower securities gains of $837, and higher salary and employee benefit expenses of $955.   Diluted earnings per share was $.68 for the first six months of 2014 compared to $.53 for the same period in 2013. Return on average shareholders’ equity was 8.88% for the first six months of 2014 while return on average assets was 0.98% for the same period, compared to 7.04% and 0.82% in the first six months of 2013.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Second quarter net interest income of $23,144 in 2014 was an increase of 2.7% versus the second quarter of 2013.   Average earning assets were $110 million higher in the second quarter of 2014 compared to 2013 with all of the increase attributable to loan growth.  Also affecting margin was an increase in average demand deposits, NOW accounts, and savings accounts of $125 million which offset a decrease in higher costing CD’s of $83 million and an increase in FHLB advances of $66 million.  The majority of the increase in FHLB advances was in short term advances.  Net interest margin, on a fully-taxable equivalent basis, was 3.83% for the second quarter of 2014, an 8 basis point decrease compared to 3.91% for the same period a year ago and a six basis point decrease on a linked quarter basis.

Net interest income was $1,232 higher in the first six months of 2014 compared to 2013.  Average earnings assets were $121 million higher in the first six months of 2014 compared to 2013 with all of the increase again attributable to loan growth.  Also affecting margin was an increase in average demand, NOW accounts, and savings accounts of $117 million which offset a decrease in higher costing CD’s of $81 million and an increase in FHLB advances of $$80 million.  For the first six months of 2014, the Company’s net interest margin was 3.86% compared to 3.95% for the first six months of 2013.

The following tables summarize net interest income (on a tax-equivalent basis) for the three and six month periods ending June 30, 2014 and 2013.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)* - three months ended June 30

	2014				2013
	Average Balance	Interest	Average Rate ***		Average Balance	Interest	Average Rate ***
Assets
Short-term investments	$14,237	$11	0.31%		$21,797	$18	0.33%
Federal funds sold and money market accounts	15,499	11	0.28		6,652	4	0.24
Securities
Taxable	565,110	3,122	2.22		574,772	2,851	1.99
Non-taxable*	307,188	4,554	5.95		310,817	4,669	6.03
Total securities	872,298	7,676	3.53		885,589	7,520	3.41
Loans**
Commercial*	996,332	11,547	4.65		889,571	11,377	5.13
Residential real estate	408,793	4,448	4.36		414,531	4,625	4.48
Consumer	293,636	3,233	4.42		272,173	3,230	4.76
Total loans	1,698,761	19,228	4.54		1,576,275	19,232	4.89
Total earning assets	2,600,795	26,926	4.15		2,490,313	26,774	4.31
Cash and due from banks	42,861				43,889
Unrealized gains (losses) on securities	15,784				31,879
Allowance for loan losses	(27,433)				(30,207)
Premises and equipment, net	54,740				55,835
Intangible assets	69,347				70,617
Accrued interest receivable and other assets	114,263				121,323
Total Assets	$2,870,357				$2,783,649
Liabilities
Interest-bearing deposits DDA, savings, and money market accounts	$1,474,227	$391	0.11		$1,385,579	$360	0.10
Certificates of deposit	341,789	517	0.61		424,609	915	0.86
Total interest-bearing deposits	1,816,016	908	0.20		1,810,188	1,275	0.28
Short-term borrowings	28,559	17	0.24		32,617	16	0.20
Subordinated debentures	40,000	312	3.13		49,000	434	3.55
Notes payable and FHLB borrowings	191,383	866	1.81		125,366	776	2.48
Total interest-bearing liabilities	2,075,958	2,103	0.41		2,017,171	2,501	0.50
Demand deposits	447,674				411,794
Other liabilities	24,692				30,721
Total liabilities	2,548,324				2,459,686
Shareholders’ equity	322,033				323,963
Total liabilities and shareholders’ equity	$2,870,357				$2,783,649
Net interest income		$24,823	$3.83	****		$24,273	3.91	****
Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$1,679				$1,738

*	Adjusted to reflect income related to securities and loans exempt from Federal income taxes of 35%
**	Nonaccruing loans have been included in the average balances.
***	Annualized
****	Net interest income divided by total earning assets.

Volume/Rate Analysis of Changes in Net Interest Income

(Tax Equivalent Basis)

	2Q 2014 vs 2Q 2013
	Volume	Rate	Total
Interest income
Loans	$1,439	$(1,443)	$(4)
Securities	(114)	270	156
Federal funds sold and money market funds	6	1	7
Short-term investments	(6)	(1)	(7)
Total interest income	1,325	(1,173)	152
Interest expense
Interest-bearing DDA, savings, and money market accounts	$23	$8	$31
Certificates of deposit	(157)	(241)	(398)
Borrowings	270	(179)	91
Subordinated debentures	(74)	(48)	(122)
Total interest expense	62	(460)	(398)
Change in net interest income	1,263	(713)	550
Change in tax equivalent adjustment			59
Change in net interest income before tax equivalent adjustment			$609

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)* - six months ended June 30

	2014				2013
	Average Balance	Interest	Average Rate ***		Average Balance	Interest	Average Rate ***
Assets
Short-term investments	$11,726	$16	0.28%		$18,043	$25	0.28%
Federal funds sold and money market accounts	12,698	19	0.30		14,678	18	0.25
Securities
Taxable	572,912	6,413	2.26		565,252	5,628	2.01
Non-taxable*	310,616	9,213	5.98		309,928	9,332	6.07
Total securities	883,528	15,626	3.57		875,180	14,960	3.45
Loans**
Commercial*	991,768	23,058	4.69		888,140	23,082	5.24
Residential real estate	408,105	8,887	4.39		412,034	9,327	4.56
Consumer	291,672	6,484	4.48		270,180	6,411	4.79
Total loans	1,691,545	38,429	4.58		1,570,354	38,820	4.99
Total earning assets	2,599,497	54,090	4.20		2,478,255	53,823	4.38
Cash and due from banks	42,926				42,496
Unrealized gains (losses) on securities	12,622				34,517
Allowance for loan losses	(27,380)				(31,206)
Premises and equipment, net	55,260				55,359
Intangible assets	69,565				70,660
Accrued interest receivable and other assets	114,332				121,896
Total Assets	$2,866,822				$2,771,977
Liabilities
Interest-bearing deposits DDA, savings, and money market accounts	$1,439,558	$738	0.10		$1,360,546	$721	0.11
Certificates of deposit	354,541	1,182	0.67		435,066	1,912	0.89
Total interest-bearing deposits	1,794,099	1,920	0.22		1,795,612	2,633	0.30
Short-term borrowings	32,738	39	0.24		32,309	32	0.20
Subordinated debentures	42,084	663	3.18		49,000	863	3.55
Notes payable and FHLB borrowings	209,404	1,700	1.64		129,738	1,691	2.63
Total interest-bearing liabilities	2,078,325	4,322	0.42		2,006,659	5,219	0.52
Demand deposits	446,926				408,585
Other liabilities	24,227				32,652
Total liabilities	2,549,478				2,447,896
Shareholders’ equity	317,344				324,081
Total liabilities and shareholders’ equity	$2,866,822				$2,771,977
Net interest income		$49,768	$3.86	****		$48,604	3.95	****
Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$3,403				$3,471

*	Adjusted to reflect income related to securities and loans exempt from Federal income taxes of 35%
**	Nonaccruing loans have been included in the average balances.
***	Annualized
****	Net interest income divided by total earning assets.

Volume/Rate Analysis of Changes in Net Interest Income

(Tax Equivalent Basis)

	Six months 2014 vs Six months 2013
	Volume	Rate	Total
Interest income
Loans	$2,878	$(3,269)	$(391)
Securities	144	522	666
Federal funds sold and money market funds	(3)	4	1
Short-term investments	(9)	—	(9)
Total interest income	3,010	(2,743)	267
Interest expense
Interest-bearing DDA, savings, and money market accounts	$41	$(24)	$17
Certificates of deposit	(317)	(413)	(730)
Borrowings	685	(669)	16
Subordinated debentures	(114)	(86)	(200)
Total interest expense	295	(1,192)	(897)
Change in net interest income	2,715	(1,551)	1,164
Change in tax equivalent adjustment			68
Change in net interest income before tax equivalent adjustment			$1,232

Variances not attributed to rate or volume are allocated between rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

Second quarter non-interest income for 2014 was $11,205 compared to $11,361 for the second quarter of 2013.  Contributing to the decrease of $156 was a decrease in mortgage banking income of $252, trust and investment product fees of $123, and other income (primarily title company revenue) of $127.  An increase in interest rates in the latter part of 2013 led to decreased mortgage activity and the related title work.  Offsetting these decreases were increases in service charges (primarily overdraft fees) of $183 and interchange income of $122.  Continued organic growth in deposit accounts has resulted in higher fee income.

For the six months ended June 30, 2014, non-interest income was $20,478 compared to $21,626 for the same period a year ago. Contributing to the decrease of $1,148 was a net decrease in securities gains of $837 and mortgage banking of $965.  Offsetting these decreases were increases in service charges of $282, interchange income of $246, and smaller losses on OREO properties in 2014 compared to 2013 of $280.

Non-interest Expense

The Company’s non-interest expense was $23,794 for the second quarter of 2014, compared to $23,855 for the same period in 2013.  The primary reasons for the slight decrease were lower marketing expenses of $204, lower collection expenses of $465, and lower other expenses (primarily a state tax refund) of $185. Offsetting these decreases was an increase in salaries and employee expenses of $900.  The reduction in marketing expenses is due to timing of marketing programs between years.  Lower collection expenses are due to the continued reduction in problem credits.  The state tax refund was from an overpayment made in a prior year.  The increase in salaries and employee benefits is primarily due to the costs involved in starting the new de novo branch in Louisville, Kentucky.    The Company’s efficiency ratio was 66.0% for the second quarter of 2014 compared to 66.9% for the same period a year ago.

For the six months ended June 30, 2014, non-interest expense was $48,008 compared to $50,983 for the same period a year ago. Contributing to the decrease of $2,975 was a prepayment penalty on a FHLB advance of $2,239 in 2013, lower collection expenses of $978, lower marketing expenses of $651, and other expenses (the aforementioned state tax refund) of $285.  Offsetting these decreases were increases in salary and employee benefits of $955 and net occupancy costs of $334. The increase in occupancy expenses is due primarily to the colder than normal winter months in 2014 which increased snow removal and heating costs.  The Company’s efficiency ratio was 68.3% for the first six months of 2014 compared to 72.6% for the same period a year ago.

Income Taxes

The effective tax rate for the second quarter of 2014 was 20.9% versus 19.0% for the same period 2013.  The increase was due to the increase in pre-tax income in the second quarter of 2014.

The effective tax rate for the first six months was 19.4% for 2014 compared to 13.2% for the same period a year ago.  The increase in the effective tax rate was due to the increase in income before taxes while the Company’s tax exempt income and credits remained relatively consistent with prior periods.

Financial Condition

Total assets at June 30, 2014 were $2,861,017, a slight increase from total assets of $2,859,864 as of December 31, 2013.  Average earning assets represented 90.6% of average total assets for the second quarter of 2014 and 89.5% for the same period in 2013. Average loans represented 75.2% of average deposits in the second quarter of 2014 and 71.1% for the comparable period in 2013.  Average loans as a percent of average assets were 59.2% and 56.6% for the three month periods ended June 30, 2014 and 2013 respectively.

Deposits increased $56 million at June 30, 2014 compared to December 31, 2013.   Noninterest bearing and interest bearing deposits and savings deposits increased $107 million and were offset by a reduction of $51 million in higher-priced CD balances.

Shareholders’ equity was $327 million on June 30, 2014 compared to $306 million on December 31, 2013.  Book value (shareholders’ equity) per common share was $16.00 at June 30, 2014 versus $14.96 at year-end 2013. Accumulated other comprehensive income increased book value per share by $0.63 at June 30, 2014 and increased book value per share by $0.06 at December 31, 2013.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.

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

Total loans (excluding loans held for sale) increased $29 million from year end 2013 with most categories of loans contributing to the increase.  Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 23.6% of total loans at June 30, 2014 and 24.1% at December 31, 2013. On June 30, 2014, the Company had $5,346 of residential real estate loans held for sale, which was a slight decrease from the year-end balance of $5,999. The Company generally retains the servicing rights on mortgages sold.

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

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Amount	$33,232	$24,112	$26,543	$32,134	$35,087
Percent of loans	1.95%	1.43%	1.59%	2.00%	2.22%

The increase in the amount of non-performing loans at June 30, 2014 is the direct result of one large credit that the Company restructured into an A/B note.  The B note was written off ($3.8 million) and the A note ($11.6 million) was classified as a TDR.  The amount charged off on the B note was previously reserved for in the collective reserve pool, as this loan was not previously determined to be impaired until shortly before it was restructured.  Of the $33,232 of non-performing loans at June 30, 2014, $4,914 had a specific reserve allocated of $957.

A reconciliation of the non-performing assets for the first six months of 2014 and 2013 is as follows:

	2014	2013
Beginning Balance - NPA - January 1,	$30,663	$57,795
Non-accrual
Add: New non-accruals	4,589	10,465
Less: To accrual/payoff/restructured	(2,965)	(6,361)
Less: To OREO	(1,899)	(2,088)
Less: Charge offs	(5,242)	(6,959)
Increase/(Decrease): Non-accrual loans	(5,517)	(4,943)
Other Real Estate Owned (OREO)
Add: New OREO properties	1,899	2,088
Less: OREO sold	(2,176)	(3,035)
Less: OREO losses (write-downs)	(120)	(547)
Increase/(Decrease): OREO	(397)	(1,494)
Increase/(Decrease): Repossessions	—	—
Increase/(Decrease): 90 Days Delinquent	(14)	(193)
Increase/(Decrease): TDR’s	12,220	(10,895)
Total NPA change	6,292	(17,525)
Ending Balance - NPA - June 30	$36,955	$40,270

At June 30, 2014, only one of the non-accrual loan balances was greater than $1,000 compared to two loan balances greater than $1,000 at December 31, 2013. These loans are primarily real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses. In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate, other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection. The Company reviews each relationship before it grants the concession to insure the creditor can comply with the new terms. To date, most of the concessions have been extensions of maturity dates.

The Company continued to see a reduction in its Special Mention and Substandard Loans in the second quarter of 2014.  These loans decreased $22 million from the end of 2013.  The loans upgraded were the result of overall improvement in the underlying fundamentals of the credit.

The provision for loan losses was $750 in the second quarter of 2014 compared to $1,000 for the same period in 2013 and $750 for the first quarter of 2014. For the first six months of 2014 and 2013, the provision for loan loss was $1,500 and $2,734 respectively.  The decrease in provision expense from 2013 was primarily due to the relative stabilization in the amount of non-performing and watch list loans in the aggregate.  The amount of new non-accrual loans in the second quarter of 2014 was approximately $1,300 lower than the first quarter of 2014.

Net charge-offs were $4,130 for the second quarter of 2014 compared to $4,726 for the same period a year ago and $5,242 for the first six months of 2014 compared to $6,959 a year ago.  Over 90% of the Company’s charge-offs for the second quarter of 2014 was related to one commercial credit from a B note modification mentioned above.  Most of the charge offs for the quarter were small dollar amounts.

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The allowance for loan losses as of June 30, 2014 was considered adequate by management.  The allowance for loan losses was $23,867 as of June 30, 2014 and represented 1.40% of total outstanding loans compared to $27,609 as of December 31, 2013 or 1.65% of total outstanding loans.  The decrease in the percentage was due to the continued improvement in nonperforming assets for the year.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of June 30, 2014, the Company had $852,374 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $19,386 was recorded to adjust the AFS portfolio to current market value at June 30, 2014, compared to an unrealized pre-tax gain of $1,746 at December 31, 2013. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future and the decline in fair value is largely due to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 86.1% and 88.8% of total average earning assets for the six month periods ending June 30, 2014 and 2013. Total interest-bearing deposits averaged 80.0% and 81.4% of average total deposits for the six month periods ending June 30, 2014 and 2013, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $179,424 outstanding at June 30, 2014. These advances have interest rates ranging from 0.42% to 4.76%.  Approximately $25,000 of these advances are short term advances while the remaining advances were originally long-term advances with approximately $25,000 maturing in 2014, $25,000 maturing in 2015, $15,000 maturing in 2016, $20,000 maturing in 2017, and $94,000 maturing in 2018 and beyond.

Capital Resources

Total shareholders’ equity was $327,381 at June 30, 2014, which was an increase of $21,855 compared to the $305,526 of shareholders’ equity at December 31, 2013. The increase in shareholders’ equity was primarily attributable to the Company’s net income of $13,979, other comprehensive income of $11,661, and activity in stock option and restricted stock programs of $624, offset by common dividends paid of $4,090 for the first six months of 2014 and purchase of treasury stock of $319.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At June 30, 2014, Tier 1 capital to total average assets was 10.2%. Tier 1 capital to risk-adjusted assets was 15.5%. Total capital to risk-adjusted assets was 16.8%. All three ratios exceed all required ratios established for bank holding companies.  Risk-adjusted capital levels of the Bank exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.10 per share in the second quarter of 2014 versus $0.06 per share for the second quarter of 2013.  The Company has increased its common dividend in the last few quarters as it has eliminated its preferred dividend requirement and its credit metrics have continued to improve.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 81.5% of total earning assets for the six months ended June 30, 2014 and 82.9% for the same period in 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2014 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6. Exhibits

2.1

Agreement and Plan of Merger, dated April 7, 2014, by and between MainSource Financial Group, Inc. and MBT Bancorp (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K of the registrant filed April 7, 2013 with the Commission (Commission File No. 0-12422)).

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

10.1

Form of Voting Agreement by and among directors of MBT Bancorp (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed April 7, 2013 with the Commission (Commission File No. 0-12422)).

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

101

The following financial statements and notes from the MainSource Financial Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i)  Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the condensed consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSOURCE FINANCIAL GROUP, INC.

August 8, 2014

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

August 8, 2014

/s/ James M. Anderson
James M. Anderson
Executive Vice President & Chief Financial Officer