Form 10-Q
period 2014-09-30
MAINSOURCE FINANCIAL GROUP
filed 2014-11-07
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of November 7, 2014 there were outstanding 21,687,075 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

Item 1.  Financial Statements

	(Unaudited)
	September 30,	December 31,
	2014	2013
Assets
Cash and due from banks	$60,150	$55,826
Money market funds and federal funds sold	9,764	5,494
Cash and cash equivalents	69,914	61,320
Interest bearing time deposits	1,915	—
Securities available for sale	840,101	891,106
Loans held for sale	4,779	5,999
Loans, net of allowance for loan losses of $24,549 and $27,609	1,728,675	1,644,317
Restricted stock, at cost	15,625	15,629
Premises and equipment, net	55,157	55,957
Goodwill	64,900	64,900
Purchased intangible assets	3,872	5,125
Cash surrender value of life insurance	61,682	61,292
Interest receivable and other assets	53,332	54,219
Total assets	$2,899,952	$2,859,864

Liabilities
Deposits
Noninterest bearing	$464,058	$436,550
Interest bearing	1,757,641	1,764,078
Total deposits	2,221,699	2,200,628
Other borrowings	34,490	38,594
Federal Home Loan Bank (FHLB) advances	240,343	247,858
Subordinated debentures	41,239	46,394
Other liabilities	29,391	20,864
Total liabilities	2,567,162	2,554,338

Shareholders’ equity
Preferred stock, no par value: Authorized shares - 400,000; Issued shares — 0; Outstanding shares — 0; Aggregate liquidation preference — $0	—	—
Common stock $.50 stated value: Authorized shares - 100,000,000; Issued shares — 20,996,415 and 20,940,298; Outstanding shares — 20,460,763 and 20,417,224	10,537	10,508
Treasury stock — 535,652 and 523,074 at cost	(8,708)	(8,495)
Additional paid-in capital	225,539	224,793
Retained earnings	93,682	77,586
Accumulated other comprehensive income	11,740	1,134
Total shareholders’ equity	332,790	305,526
Total liabilities and shareholders’ equity	$2,899,952	$2,859,864

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share data)

	(unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Interest income
Loans, including fees	$19,133	$19,185	$57,384	$57,800
Securities	5,888	6,182	18,289	17,876
Other interest income	20	10	55	53
Total interest income	25,041	25,377	75,728	75,729
Interest expense
Deposits	844	1,166	2,764	3,799
Federal Home Loan Bank advances	862	819	2,562	2,510
Subordinated debentures	312	421	975	1,284
Other borrowings	21	18	60	50
Total interest expense	2,039	2,424	6,361	7,643
Net interest income	23,002	22,953	69,367	68,086
Provision for loan losses	—	1,000	1,500	3,734
Net interest income after provision for loan losses	23,002	21,953	67,867	64,352
Non-interest income
Mortgage banking	1,677	1,553	4,655	5,496
Trust and investment product fees	1,087	1,238	3,503	3,542
Service charges on deposit accounts	5,429	5,518	15,321	15,128
Net realized gains/(loss) on securities (includes $0 and ($4) accumulated other comprehensive income (AOCI) reclassifications for unrealized losses on available-for-sale securities in 2014 and includes $2 and $835 accumulated other comprehensive income reclassifications for unrealized net gains on available-for-sale securities in 2013)	—	2	(4)	835
Increase in cash surrender value of life insurance	328	350	978	1,042
Interchange income	1,912	1,804	5,671	5,317
Gain/(loss) on sale and write-down of OREO	(9)	(38)	(47)	(356)
Other income	721	756	1,546	1,805
Total non-interest income	11,145	11,183	31,623	32,809
Non-interest expense
Salaries and employee benefits	13,000	13,090	40,272	39,407
Net occupancy	1,819	1,737	5,731	5,315
Equipment	2,669	2,583	7,568	7,378
Intangibles amortization	389	455	1,253	1,413
Telecommunications	430	450	1,298	1,356
Stationery printing and supplies	317	281	876	917
FDIC assessment	385	431	1,185	1,335
Marketing	769	647	2,127	2,656
Collection expense	156	625	987	2,434
Prepayment penalty on FHLB advance	—	—	—	2,239
Consultant expense	350	475	1,050	1,225
Interchange expense	605	491	1,666	1,404
Other expenses	2,288	2,224	7,172	7,393
Total non-interest expense	23,177	23,489	71,185	74,472
Income before income tax	10,970	9,647	28,305	22,689
Income tax expense (includes — and ($1) income tax benefit from AOCI reclassification in 2014 and — and $292 income tax expense from AOCI reclassification items in 2013)	2,513	2,015	5,869	3,742
Net income	$8,457	$7,632	$22,436	$18,947
Preferred dividends and discount accretion	—	(99)	—	(504)
Redemption of preferred stock	—	(148)	—	(148)
Net income available to common shareholders	$8,457	$7,385	$22,436	$18,295

Cash dividends declared per common share	$0.11	$0.08	$0.31	$0.20
Net income per common share — basic	$0.41	$0.36	$1.10	$0.90
Net income per common share — diluted	$0.41	$0.36	$1.09	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in thousands except per share data)

	(unaudited)		(unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$8,457	$7,632	$22,436	$18,947
Other comprehensive income/(loss):
Unrealized holding gains/(losses) on securities available for sale	(1,597)	(1,907)	16,039	(29,234)
Reclassification adjustment for (gains)/losses included in net income	—	(2)	4	(835)
Tax effect	542	667	(5,437)	10,524
Other comprehensive income/(loss)	(1,055)	(1,242)	10,606	(19,545)
Comprehensive income/(loss)	$7,402	$6,390	$33,042	$(598)

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	(unaudited)
	Nine months ended
	September 30
	2014	2013
Operating Activities
Net income	$22,436	$18,947
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500	3,734
Depreciation expense	4,375	4,309
Securities amortization, net	1,417	2,505
Stock based compensation expense	551	502
Stock portion of director retainer fee expense	270	282
Amortization of purchased intangible assets	1,253	1,413
Amortization of mortgage servicing rights	750	1,232
Earnings on cash surrender value of life insurance policies	(978)	(1,042)
(Recovery) of valuation allowance on mortgage servicing rights	(50)	(650)
Prepayment penalty on FHLB advance	—	2,239
Securities (gains)/losses, net	4	(835)
Loss on sale and write-down of OREO	47	356
Gain on loans sold	(2,914)	(4,716)
Loans originated for sale	(115,118)	(185,631)
Proceeds from loan sales	119,252	201,484
Change in other assets and liabilities	2,192	5,146
Net cash provided by operating activities	34,987	49,275

Investing Activities
Net change in interest bearing time deposits	(1,915)	—
Purchases of securities available for sale	(35,236)	(203,148)
Proceeds from calls, maturities, and payments on securities available for sale	78,891	101,427
Proceeds from sales of securities available for sale	21,972	79,136
Proceeds from sale of OREO	3,002	4,441
Proceeds from life insurance benefit	588	—
Loan originations and payment, net	(87,977)	(68,623)
Purchases of premises and equipment	(3,575)	(6,787)
Purchase of life insurance policies	—	(504)
Proceeds from redemption of restricted stock	4	9
Net cash provided/(used) by investing activities	(24,246)	(94,049)

Financing Activities
Net change in deposits	21,071	(17,212)
Net change in other borrowings	(4,104)	(4,084)
Repayment of FHLB advances	(722,515)	(326,000)
Proceeds from FHLB advances	715,000	430,000
Purchase of treasury shares	(319)	(204)
Proceeds from exercise of stock options, including tax benefit	60	383
Repayment of subordinated debentures, net	(5,000)	—
Repurchase of preferred stock	—	(15,100)
Cash dividends on preferred stock	—	(470)
Cash dividends on common stock	(6,340)	(4,075)
Net cash (used)/provided by financing activities	(2,147)	63,238
Net change in cash and cash equivalents	8,594	18,464
Cash and cash equivalents, beginning of year	61,320	65,650
Cash and cash equivalents, end of period	$69,914	$84,114

Supplemental cash flow information
Interest paid	$6,669	$8,028
Income taxes paid	2,405	1,380
Supplemental non cash disclosure
Loan balances transferred to foreclosed real estate	$2,119	$2,904

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

NOTE 2 - STOCK PLANS AND STOCK BASED COMPENSATION

From time to time, common stock and options to buy common stock are granted to directors and officers of the Company under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”), which was adopted and approved by the Board of Directors of the Company on January 16, 2007. The plan was effective upon the approval of the plan by the Company’s shareholders, which occurred on April 26, 2007 at the Company’s annual meeting of shareholders. The 2007 Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock bonuses and restricted stock awards. Incentive stock options may be granted only to employees. An aggregate of 650,000 shares of common stock are reserved for issuance under the 2007 Stock Incentive Plan. Shares issuable under the 2007 Stock Incentive Plan will be authorized from unissued shares of common stock or treasury shares. The 2007 Stock Incentive Plan is in addition to, and not in replacement of, the MainSource Financial Group, Inc. 2003 Stock Option Plan (the “2003 Option Plan”), which was approved by the Company’s Board of Directors on January 21, 2003, and was effective upon approval by the Company’s shareholders on April 23, 2003. The 2003 Option Plan provided for the grant of up to 607,754 incentive and nonstatutory stock options. Upon the approval of the 2007 Stock Incentive Plan, no further awards of options may be made under the 2003 Option Plan. Unexercised options which were previously issued under the 2003 Option Plan have not been terminated, but will otherwise continue in accordance with the 2003 Option Plan and the agreements pursuant to which the options were issued. All stock options granted under either the 2003 Option Plan or the 2007 Stock Incentive Plan have an exercise price that is at least equal to the fair market value of the Company’s common stock on the date the options were granted. The maximum option term is ten years, and options vest immediately for the directors’ grant and over four years for the officers’ grant, except as otherwise determined by the Executive Compensation Committee of the Board of Directors.

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

The following table summarizes stock option activity:

	Nine Months Ended September 30, 2014
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	402,139	$13.79
Granted	31,327	16.11
Exercised	(6,500)	9.24
Forfeited or expired	(48,726)	18.48
Outstanding, period end	378,240	$13.46
Options exercisable at period end	251,254	$13.41
Fully vested and expected to vest	369,481	$13.44

The following table details stock options outstanding:

	September 30, 2014	December 31, 2013
Stock options vested and currently exercisable:
Number	251,254	295,680
Weighted average exercise price	$13.41	$14.21
Aggregate intrinsic value	$1,119	$1,327
Weighted average remaining life (in years)	3.5	3.9

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $42 and $124 in stock compensation expense during the three and nine months ended September 30, 2014 and $26 and $98 in stock compensation expense during the three and nine months ended September 30, 2013 to salaries and employee benefits. There were 29,389 options granted in the first quarter of 2014 and 1,938 options granted in the second quarter of 2014.  2,500 and 49,783 options were granted in the first and second quarters of 2013.  There were no options granted in the third quarter of 2014 or 2013.  In order to calculate the fair value of the options granted in 2014, the following weighted-average assumptions were used as of the grant dates:  risk free interest rate of 2.07%, expected option life 7.0 years, expected price volatility 28.1%, and dividend yield of 2.49%.  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2014 and beyond is estimated as follows:

Year	(in thousands)
October 2014 - December 2014	$36
2015	170
2016	93
2017	38

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

Also in 2013 and the first,  second, and third quarters of 2014, the Executive Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers and other employees pursuant to the Company’s LTIP. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The restricted stock awards vest as follows — 100% on the third anniversary of the date of grant. A total of 21,726 shares of common stock were granted in the first quarter of 2014 at a weighted average cost of $16.12 per share; 10,611 shares of common stock were granted in the second quarter of 2014 at a weighted average cost of $16.53 and 2,000 shares of common stock were granted in the third quarter of 2014 at a weighted average cost of $17.32.  A total of 47,971 shares of common stock of the Company were granted in 2013.

A summary of changes in the Company’s non-vested restricted shares for 2014 follows:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2014	105,283	$12.85
Granted	34,337	16.30
Vested	(47,697)	11.43
Forfeited	—	—
Non-vested at September 30, 2014	91,923	$14.88

As of  September 30, 2014, there was $865 of total unrecognized compensation costs related to non-vested restricted stock awards granted under the 2007 Stock Incentive Plan that will be recognized over the remaining vesting period of approximately 1.4 years. The recognized compensation costs related to the 2007 Stock Incentive Plan were $125 and $427 for the three and nine month periods ending September 30, 2014 and $157 and $403 for the three and nine month periods ending September 30, 2013.

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

A total of $90 and $90 was recognized as other expense in the third quarter of 2014 and 2013 respectively for these grants and $270 and $187 was recognized in the first nine months of 2014 and 2013 respectively.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of September 30, 2014
Available for Sale
U. S. government agency	$577	$5	$—	$582
State and municipal	304,700	19,304	(306)	323,698
Mortgage-backed securities-residential (GSE’s)	154,664	3,499	(1,259)	156,904
Collateralized mortgage obligations (GSE’s)	354,174	2,180	(5,635)	350,719
Equity securities	4,689	—	—	4,689
Other securities	3,508	1	—	3,509
Total available for sale	$822,312	$24,989	$(7,200)	$840,101

As of December 31, 2013
Available for Sale
U. S. government agency	$793	$5	$—	$798
State and municipal	321,151	12,173	(2,212)	331,112
Mortgage-backed securities-residential (GSE’s)	186,054	3,175	(3,800)	185,429
Collateralized mortgage obligations (GSE’s)	372,896	1,642	(9,229)	$365,309
Equity securities	4,939	—	—	4,939
Other securities	3,527	—	(8)	3,519
Total available for sale	$889,360	$16,995	$(15,249)	$891,106

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity or with no maturity are shown separately.

	Available for Sale
September 30, 2014	Amortized Cost	Fair Value
Within one year	$15,516	$15,707
One through five years	51,381	53,390
Six through ten years	128,201	135,014
After ten years	113,687	123,678
Mortgage-backed securities-residential (Government Sponsored Entity)	154,664	156,904
Collateralized mortgage obligations (Government Sponsored Entity)	354,174	350,719
Equity securities	4,689	4,689
Total available for sale securities	$822,312	$840,101

Proceeds from sales of securities available for sale were $21,972 and $79,136 for the nine months ended September 30, 2014 and 2013, respectively. Gross gains of $542 and $912 and gross losses of $546 and $77 were realized on these sales during 2014 and 2013, respectively.

Proceeds from sales of securities available for sale were $0 and $782 for the three months ended September 30, 2014 and 2013, respectively. Gross gains of $0 and $2 and gross losses of $0 and $0 were realized on these sales during 2014 and 2013, respectively.

Below is a summary of securities with unrealized losses as of September 30, 2014 and December 31, 2013 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
September 30, 2014 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$2,489	$(11)	$15,981	$(295)	$18,470	$(306)
Mortgage-backed securities-residential (GSE’s)	10,200	(26)	49,874	(1,233)	60,074	(1,259)
Collateralized mortgage obligations (GSE’s)	75,368	(648)	150,728	(4,987)	226,096	(5,635)
Total temporarily impaired	$88,057	$(685)	$216,583	$(6,515)	304,640	$(7,200)

	Less than 12 months		12 months or longer		Total
December 31, 2013 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$31,660	$(1,791)	$4,153	$(421)	$35,813	$(2,212)
Mortgage-backed securities-residential (GSE’s)	114,036	(3,800)	—	—	114,036	(3,800)
Collateralized mortgage obligations (GSE’s)	267,579	(9,040)	4,100	(189)	271,679	(9,229)
Other securities	—	—	993	(8)	993	(8)
Total temporarily impaired	$413,275	$(14,631)	$9,246	$(618)	$422,521	$(15,249)

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

As of September 30, 2014, the Company’s securities portfolio consisted of 1,009 securities, 108 of which were in an unrealized loss position.  Unrealized losses on state and municipal securities of $306 have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to temporary illiquidity and the current rate environment and not necessarily the expected cash flows of the individual securities. The Company monitors the financial condition of these issuers. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

At September 30, 2014, almost all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value of approximately $1,259 is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

The Company’s collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations with a market value of $350,719 which had unrealized losses of approximately $5,635 at September 30, 2014. The Company monitors to insure it has adequate credit support and as of September 30, 2014, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. All securities are investment grade.

NOTE 4 - LOANS AND ALLOWANCE

Loans were as follows:

	September 30, 2014	December 31, 2013
Commercial
Commercial and industrial	$229,669	$180,378
Agricultural	48,314	30,323
Commercial Real Estate
Farm	73,253	76,082
Hotel	80,588	108,226
Construction and development	47,427	35,731
Other	564,703	546,970
Residential
1-4 family	406,562	403,733
Home equity	258,017	244,277
Consumer
Direct	43,987	45,129
Indirect	704	1,077
Total loans	1,753,224	1,671,926
Allowance for loan losses	(24,549)	(27,609)
Net loans	$1,728,675	$1,644,317

Activity in the allowance for loan losses for the nine months ended September 30, 2014 and 2013 and the recorded investment of loans and allowances by portfolio segment and impairment method as of September 30, 2014 and December 31, 2013 were as follows:

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2014	$3,291	$20,210	$3,409	$699	$27,609
Provision charged to expense	(699)	(548)	1,427	1,320	1,500
Losses charged off	(166)	(4,786)	(1,925)	(2,166)	(9,043)
Recoveries	1,048	2,112	298	1,025	4,483
Balance, September 30, 2014	$3,474	$16,988	$3,209	$878	$24,549

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2013	$3,894	$24,157	$3,180	$996	$32,227
Provision charged to expense	366	506	1,659	1,203	3,734
Losses charged off	(1,058)	(5,270)	(1,767)	(2,364)	(10,459)
Recoveries	262	564	375	1,146	2,347
Balance, September 30, 2013	$3,464	$19,957	$3,447	$981	$27,849

As of September 30, 2014
Ending Balance individually evaluated for impairment	$12	$1,676	$95	$—	$1,783
Ending Balance collectively evaluated for impairment	3,462	15,312	3,114	878	22,766
Total ending allowance balance	$3,474	$16,988	$3,209	$878	$24,549
Loans
Ending Balance individually evaluated for impairment	$537	$24,232	$10,167	$118	$35,054
Ending Balance collectively evaluated for impairment	277,446	741,739	654,412	44,573	1,718,170
Total ending loan balance excludes $5,108 of accrued interest	$277,983	$765,971	$664,579	$44,691	$1,753,224

As of December 31, 2013	Commercial	Commercial Real Estate	Residential	Consumer	Total
Ending Balance individually evaluated for impairment	$13	$1,167	$105	$2	$1,287
Ending Balance collectively evaluated for impairment	3,278	19,043	3,304	697	26,322
Total ending allowance balance	$3,291	$20,210	$3,409	$699	$27,609

Loans
Ending Balance individually evaluated for impairment	$300	$21,240	$10,797	$785	$33,122
Ending Balance collectively evaluated for impairment	210,401	745,769	637,213	45,421	1,638,804
Total ending loan balance excludes $5,043 of accrued interest	$210,701	$767,009	$648,010	$46,206	$1,671,926

The recorded investment in loans excludes accrued interest receivable due to immateriality.

The allowance for loans collectively evaluated for impairment consists of reserves on groups of similar loans based on historical loss experience adjusted for other factors, as well as reserves on certain loans that are classified but determined not to be impaired based on an analysis which incorporates probability of default with a loss given default scenario. The reserves on these loans totaled $2,856 at September 30, 2014 and $5,783 at December 31, 2013.

Activity in the allowance for loan losses for the three months ended September 30, 2014 and 2013 was as follows:

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, July 1, 2014	$3,201	$16,994	$3,110	$562	$23,867
Provision charged to expense	(685)	(548)	464	769	—
Losses charged off	(17)	(131)	(548)	(795)	(1,491)
Recoveries	975	673	183	342	2,173
Balance, September 30, 2014	$3,474	$16,988	$3,209	$878	$24,549

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, July 1, 2013	$3,635	$20,108	$3,459	$800	$28,002
Provision charged to expense	(121)	175	288	658	1,000
Losses charged off	(91)	(584)	(448)	(864)	(1,987)
Recoveries	41	258	148	387	834
Balance, September 30, 2013	$3,464	$19,957	$3,447	$981	$27,849

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2014.  Performing troubled debt restructurings totaling $2,706 were excluded as allowed by ASC 310-40.

September 30, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded
Commercial
Commercial and industrial	$88	$71	$12
Commercial Real Estate
Farm	76	76	21
Hotel	1,912	1,909	617
Construction and development	—	—	—
Other	3,084	2,633	1,038
Residential
1-4 Family	831	788	90
Home Equity	169	169	5
Consumer
Direct	—	—	—
Subtotal — impaired with allowance recorded	6,160	5,646	1,783
With no related allowance recorded
Commercial
Commercial & industrial	128	55
Agricultural	413	411
Commercial Real Estate
Farm	1,010	772
Hotel	11,487	11,441
Construction and development	84	78
Other	6,732	4,617
Residential
1-4 Family	7,816	6,869
Home Equity	2,548	2,341
Consumer
Direct	141	115
Indirect	3	3
Subtotal — impaired with no allowance recorded	30,362	26,702	—
Total impaired loans	$36,522	$32,348	$1,783

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

The following tables present the average balance of impaired loans and interest income and cash basis interest recognized for the nine month periods ending September 30, 2014 and September 30, 2013, excluding performing troubled debt restructurings as allowed by ASC 310-40.

Nine months ended September 30, 2014	Average Balance Impaired Loans	Interest Income Recognized	Cash Basis Income Recognized
Commercial
Commercial & Industrial	$247	$9	$9
Agricultural	206	—	—
Commercial Real Estate
Farm	921	—	—
Hotel	6,225	—	—
Construction and development	318	—	—
Other	10,305	75	75
Residential
1-4 Family	8,108	16	16
Home Equity	2,472	11	11
Consumer
Direct	276	7	7
Indirect	6	6	6
	$29,084	$124	$124

Nine months ended September 30, 2013	Average Balance Impaired Loans	Interest Income Recognized	Cash Basis Income Recognized
Commercial
Commercial & Industrial	$1,171	$4	$4
Agricultural	—	—	—
Commercial Real Estate
Farm	1,426	11	11
Hotel	1,492	1	1
Construction and development	1,694	45	45
Other	19,501	55	55
Residential
1-4 Family	10,716	3	3
Home Equity	2,572	4	4
Consumer
Direct	922	16	16
Indirect	15	—	—
	$39,509	$139	$139

The following tables present the average balance of impaired loans and interest income and cash basis interest recognized for the three month periods ending September 30, 2014 and September 30, 2013, excluding performing troubled debt restructurings as allowed by ASC 310-40.

Three months ended September 30, 2014	Average Balance Impaired Loans	Interest Income Recognized	Cash Basis Income Recognized
Commercial
Commercial & Industrial	$211	$1	$1
Agricultural	412	—	—
Commercial Real Estate
Farm	852	—	—
Hotel	12,450	—	—
Construction and development	78	—	—
Other	8,656	4	4
Residential
1-4 Family	7,449	11	11
Home Equity	2,629	4	4
Consumer
Direct	104	2	2
Indirect	2	5	5
	$32,843	$27	$27

Three months ended September 30, 2013	Average Balance Impaired Loans	Interest Income Recognized	Cash Basis Income Recognized
Commercial
Commercial & Industrial	$751	$2	$2
Agricultural	—	—	—
Commercial Real Estate
Farm	1,255	3	3
Hotel	—	1	1
Construction and development	1,302	44	44
Other	16,472	23	23
Residential
1-4 Family	10,421	—	—
Home Equity	2,500	1	1
Consumer
Direct	858	5	5
Indirect	12	—	—
	$33,571	$79	$79

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2014 and December 31, 2013:

	Non-accrual		Past due over 90 days and still accruing
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Commercial
Commercial and industrial	$38	$159		$14
Agricultural	410	—
Commercial Real Estate
Farm	848	1,093
Hotel	1,912	—
Construction and development	78	329
Other	4,832	11,489
Residential
1-4 Family	6,363	7,635	59
Home Equity	1,552	1,452
Consumer
Direct	77	174
Indirect	3	10
Total	$16,113	$22,341	$59	$14

The following table presents the aging of the recorded investment in past due loans as of September 30, 2014 by class of loans:

September 30, 2014	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$229,669	$210	$54	$39	$303	$229,366
Agricultural	48,314	—	—	—	—	48,314
Commercial Real Estate
Farm	73,253	—	—	332	332	72,921
Hotel	80,588	1,912	—	—	1,912	78,676
Construction and development	47,427	—	—	—	—	47,427
Other	564,703	137	206	2,262	2,605	562,098
Residential
1-4 Family	406,562	1,587	1,660	3,387	6,634	399,928
Home Equity	258,017	876	482	967	2,325	255,692
Consumer
Direct	43,987	42	3	58	103	43,884
Indirect	704	—	—	3	3	701
Total — excludes $5,108 of accrued interest	$1,753,224	$4,764	$2,405	$7,048	$14,217	$1,739,007

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 by class of loans:

December 31, 2013	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$180,378	$64	$24	$72	$160	$180,218
Agricultural	30,323	—	—	—	—	30,323
Commercial Real Estate
Farm	76,082	—	—	697	697	75,385
Hotel	108,226	—	—	—	—	108,226
Construction and development	35,731	466	—	329	795	34,936
Other	546,970	984	187	5,944	7,115	539,855
Residential
1-4 Family	403,733	7,381	1,969	4,936	14,286	389,447
Home Equity	244,277	646	313	1,025	1,984	242,293
Consumer
Direct	45,129	192	32	126	350	44,779
Indirect	1,077	2	4	—	6	1,071
Total — excludes $5,043 of accrued interest	$1,671,926	$9,735	$2,529	$13,129	$25,393	$1,646,533

Troubled Debt Restructurings

During the periods ending September 30, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 60 months to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 14 months.

The total of troubled debt restructurings at September 30, 2014 and December 31, 2013 was $20,554 and $14,347 respectively.  The large increase in the TDR balance is the result of one credit relationship which was structured into an A/B note in the second quarter of 2014 with the B note being written off.  Included in the TDR totals are non-accrual loans of $1,569 and $3,566 at September 30, 2014 and December 31, 2013.  The Company has allocated $697 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2014. The Company has committed to lend additional amounts totaling $0 to customers with outstanding loans that are classified as troubled debt restructurings. At December 31, 2013, the comparable numbers were $534 of specific reserves and $0 of commitments.

The troubled debt restructurings resulted in no change to the allowance for loan losses for the three month periods ending September 30, 2014 and 2013 and decreased the allowance for loan losses by $20 and increased the allowance for loan losses by $30 for the nine month periods ending September 30, 2014 and 2013.  These troubled debt restructurings resulted in charge offs of $0 and $22 during the three month periods ending September 30, 2014 and 2013 and $3,848 and $442 during the nine month periods ending September 30, 2014 and 2013.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month period ending September 30, 2014:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the nine month period ending September 30, 2014	Number of Loans	Investment	Investment
Commercial real estate
Hotel	2	$15,362	$11,550
Other	2	1,015	1,015
Residential
1-4 Family	1	140	140
Home Equity	1	34	34
Consumer
Direct	1	26	26
Total	7	$16,577	$12,765

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month period ending September 30, 2013:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the nine month period ending September 30, 2013	Number of Loans	Investment	Investment
Commercial real estate
Other	1	$28	$28
Commercial real estate
Other	3	344	344
Residential
1-4 Family	5	261	261
Home equity	1	20	20
Consumer
Direct	1	30	30
Total	11	$683	$683

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month periods ending September 30, 2014 and 2013:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the three month period ending September 30, 2014	Number of Loans	Investment	Investment
Residential
Home Equity	1	$34	$34
Consumer
Direct	1	26	26
Total	2	$60	$60

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the three month period ending September 30, 2013	Number of Loans	Investment	Investment
Residential
1-4 Family	—	$—	$—
Total	—	$—	$—

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine month period ending September 30, 2014:

For the nine month period ending September 30, 2014	Number of Loans	Recorded Investment
Commercial real estate:
Other	1	$1,431
Residential
1-4 Family	1	53
Home Equity	1	14

Total	3	$1,498

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine month period ending September 30, 2013:

For the nine month period ending September 30, 2013	Number of Loans	Recorded Investment
Residential:
1-4 Family	2	$89
Home Equity	1	15
Consumer
Direct	1	4
Total	4	$108

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three month period ending September 30, 2014:

For the three month period ending September 30, 2014	Number of Loans	Recorded Investment
Residential:
Home Equity	1	$14
Total	1	$14

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three month period ending September 30, 2013:

For the three month period ending September 30, 2013	Number of Loans	Recorded Investment
Residential:
1-4 Family	1	$52
Home Equity	1	15
Consumer
Direct	1	4
Total	3	$71

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  The troubled debt restructurings that subsequently defaulted described above resulted in no change in the allowance for loan losses and no  charge offs during the three month periods ending September 30, 2014 and 2013, respectively.  For the nine month periods ending September 30, 2014 and 2013, the troubled debt restructurings that subsequently defaulted increased the allowance for loan losses by $0 and $0 and resulted in charge offs of $36 and $0.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

The terms of certain other loans were modified during the three month period ending September 30, 2014 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of September 30, 2014 of $162. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

As of September 30, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

September 30, 2014	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$189,192	$5,537	$1,867	$38
Agricultural	47,494	—	410	410
Commercial Real Estate
Farm	71,357	976	72	848
Hotel	64,614	2,575	11,487	1,912
Construction and development	47,147	—	—	78
Other	427,484	16,231	8,811	4,832
Total	$847,288	$25,319	$22,647	$8,118

At December 31, 2013, the risk category of loans by class of loans was as follows:

December 31, 2013	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$144,744	$4,538	$1,250	$159
Agricultural	30,206	—	—	—
Commercial Real Estate
Farm	73,006	105	—	1,093
Hotel	61,195	31,401	15,630	—
Construction and development	34,672	—	466	329
Other	388,719	20,893	9,931	11,489
Total	$732,542	$56,937	$27,277	$13,070

Loans not analyzed individually as part of the above described process are classified by delinquency. These loans are primarily smaller (<$250) commercial, smaller commercial real estate (<$250), residential mortgage and consumer loans. All commercial, commercial real estate, consumer loans fully or partially secured by 1-4 family residential real estate that are 60-89 days past due will be classified as Watch. If loans are greater than 90 days past due, they will be classified as Substandard. Smaller commercial and commercial real estate loans on non-accrual are included in the non-accrual tables above. Consumer loans not secured by 1-4 family residential real estate that are 60-119 days past due will be classified Substandard while loans greater than 119 days will be classified as Loss. As of September 30, 2014 and December 31, 2013, the grading of loans by category of loans is as follows:

September 30, 2014	Performing	Watch	Substandard
Commercial
Commercial and industrial	$33,035	$—	$—
Commercial Real Estate
Construction and development	202	—	—
Other	107,336	9	—
Total	$140,573	$9	$—

December 31, 2013	Performing	Watch	Substandard
Commercial
Commercial and industrial	$29,664	$23	$—
Agricultural	117	—	—
Commercial Real Estate
Farm	1,878	—	—
Construction and development	264	—	—
Other	115,938	—	—
Total	$147,861	$23	$—

September 30, 2014	Performing	Watch	Substandard
Residential
1-4 Family	$401,515	$1,660	$3,387
Home Equity	257,002	48	967
Total	$658,517	$1,708	$4,354

December 31, 2013	Performing	Watch	Substandard
Residential
1-4 Family	$396,098	2,703	4,932
Home Equity	242,825	424	1,028
Total	$638,923	$3,127	$5,960

September 30, 2014	Performing	Substandard	Loss
Consumer
Direct	$43,923	$15	$49
Indirect	704	—	—
Total	$44,627	$15	$49

December 31, 2013	Performing	Substandard	Loss
Consumer
Direct	$44,955	$47	$127
Indirect	1,067	10	—
Total	$46,022	$57	$127

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned is recorded in other assets on the balance sheet. Activity in other real estate owned was as follows:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Beginning Balance	$3,723	$5,183	$4,120	$6,677
Transfer to other real estate owned	220	816	2,119	2,904
Sales — out of other real estate owned	(753)	(1,120)	(2,929)	(4,155)
Write-down	—	(95)	(120)	(642)
Ending Balance — September 30	$3,190	$4,784	$3,190	$4,784

The value of the sale amount above is the carrying value of the property when it was sold.

Activity in the valuation account for other real estate was as follows:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Beginning Balance	$(391)	$(1,353)	$(1,328)	$(1,672)
Impairments during year	—	(95)	(120)	(642)
Recovery on impairments	—	—	—	—
Reductions	33	74	1,090	940
Ending Balance — September 30	$(358)	$(1,374)	$(358)	$(1,374)

Expenses related to foreclosed assets for the period ending September 30 include:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Write downs	$—	$95	$120	$642
Losses / (gains) on sales	9	(57)	(73)	(286)
Net loss / (gain)	$9	$38	$47	$356
Operating expenses	$28	$79	$120	$290

NOTE 6 — DEPOSITS

	September 30, 2014	December 31, 2013

Noninterest-bearing demand	$464,058	$436,550
Interest-bearing demand	917,369	884,128
Savings	527,829	501,494
Certificates of deposit of $100 or more	100,874	129,132
Other certificates and time deposits	211,569	249,324
Total deposits	$2,221,699	$2,200,628

NOTE 7 - EARNINGS PER SHARE

Earnings per common share (EPS) were computed as follows:

	September 30, 2014			September 30, 2013
For the three months ended:	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per common share:
Net income	$8,457	20,459,709		$7,632	20,400,808
Redemption of preferred shares	—			(148)
Preferred dividends and accretion	—			(99)
Net income available to common shareholders	$8,457	20,459,709	$0.41	$7,385	20,400,808	$0.36
Effect of dilutive warrants		72,978			—
Effect of dilutive stock options		68,757			51,013
Net income available to common shareholders and assumed conversions	$8,457	20,601,444	$0.41	$7,385	20,451,821	$0.36

Stock options for 123,964 common shares in 2014 and stock options for 290,146 common shares and stock warrants for 571,906 common shares in 2013 were not considered in computing diluted earnings per share because they were antidilutive.

	September 30, 2014			September 30, 2013
For the nine months ended:	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per common share:
Net income	$22,436	20,448,054		$18,947	20,363,514
Redemption of preferred shares				(148)
Preferred dividends and accretion	—			(504)
Net income available to common shareholders	$22,436	20,448,054	$1.10	$18,295	20,363,514	$0.90
Effect of dilutive warrants		67,184			—
Effect of dilutive stock options		66,102			56,681
Net income available to common shareholders and assumed conversions	$22,436	20,581,340	$1.09	$18,295	20,420,195	$0.90

Stock options for 176,211 common shares in 2014 and stock options for 284,407 common shares and stock warrants for 571,906 common shares in 2013 were not considered in computing diluted earnings per share because they were antidilutive.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U. S. government agency	$582		$582
States and municipals	323,698		310,841	12,857
Mortgage-backed securities — residential —Government Sponsored Entity	156,904		156,904
Collateralized mortgage obligations — Government Sponsored Entity	350,719		350,719
Equity securities	4,689	4,689
Other securities	3,509		1,002	2,507
Total investment securities available-for-sale	$840,101	$4,689	$820,048	$15,364

Mortgage banking derivative	$750		$750

		Fair Value Measurements at December 31, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U. S. government agency	$798		$798
States and municipals	331,112		316,692	14,420
Mortgage-backed securities — residential —Government Sponsored Entity	185,429		185,429
Collateralized mortgage obligations — Government Sponsored Entity	365,309		365,309
Equity securities	4,939	4,689	250
Other securities	3,519		993	2,526
Total investment securities available-for-sale	$891,106	$4,689	$869,221	$17,196

Mortgage banking derivative	$525		$525

There were no transfers between Level 1 and Level 2 during the third quarter of 2014 or 2013 or the first nine months of 2014 or 2013.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2014 and 2013:

Three months ended September 30:

States and municipal	2014	2013
Beginning balance, July 1	$13,083	$14,688
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(8)	(12)
Settlements	(218)	(206)
Ending balance, September 30	$12,857	$14,470

Equity securities	2014	2013
Beginning balance, July 1	$—	$250
Total gains or losses (realized / unrealized)
Settlements	—	—
Ending balance, September 30	$—	$250

Other securities	2014	2013
Beginning balance, July 1	$2,511	$2,542
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(4)	(8)
Ending balance, September 30	$2,507	$2,534

Nine months ended September 30:

States and municipal	2014	2013
Beginning balance, January 1	$14,420	$15,470
Total gains or losses (realized / unrealized)
Included in other comprehensive income	15	(84)
Settlements	(1,578)	(916)
Ending balance, September 30	$12,857	$14,470

Equity securities	2014	2013
Beginning balance, January 1	$250	$250
Total gains or losses (realized / unrealized)
Settlements	(250)	—
Ending balance, September 30	$—	$250

Other securities	2014	2013
Beginning balance, January 1	$2,526	$2,557
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(19)	(23)
Ending balance, September 30	$2,507	$2,534

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2014 Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Farm real estate	$55			$55
Hotel	1,292			1,292
Other commercial real estate	1,313			1,313
Total impaired loans	$2,660			$2,660
Impaired servicing rights	$1,459			$1,459
Other real estate owned
Other commercial real estate	$198			$198
1-4 family	28			28
Total other real estate owned	$226			$226

		Fair Value Measurements at December 31, 2013 Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Commercial and industrial	$76			$76
Farm estate	375			375
Construction and development	226			226
Other commercial real estate	5,112			5,112
Total impaired loans	$5,789			$5,789
Impaired servicing rights	$1,794			$1,794
Other real estate owned
Construction and development	$522			$522
Home equity	67			67
Other commercial real estate	425			425
Total other real estate owned	$1,014			$1,014

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $4,232, with a valuation allowance of $1,572 at September 30, 2014. The Company recorded a charge of $1,061 to provision expense associated with these loans for the three months ended September 30, 2014 and a charge of $941 provision expense associated with these loans for the nine month period ended September 30, 2014.  The Company recorded a charge of $526 of provision expense associated with these loans for the three month period ended September 30, 2013 and $842 of provision expense associated with these loans for the nine month period ended September 30, 2013.   At December 31, 2013, impaired loans had a gross carrying amount of $6,879 with a valuation allowance of $1,090. A breakdown of these loans by portfolio class at September 30, 2014 is as follows:

	Gross Balance	Valuation Allowance	Net
Farm real estate	$76	$21	$55
Hotel	1,909	617	1,292
Other commercial real estate	2,247	934	1,313
Ending Balance	$4,232	$1,572	$2,660

Impaired tranches of servicing rights were carried at a fair value of $1,459, which is made up of the gross outstanding balance of $1,784, net of a valuation allowance of $325.  A recovery of $50 was included in the both the third quarter and the nine month period ending September 30, 2014.  A recovery of $225 was included in the third quarter 2013 earnings and a recovery of $650 was included in the nine month period ending September 30, 2013.  At December 31, 2013, impaired servicing rights were carried at a fair value of $1,794 which was made up of the gross outstanding balance of $2,169, net of a valuation allowance of $375.

Other real estate owned is evaluated at the time a property is acquired through foreclosure or shortly thereafter. Fair value is based on appraisals by qualified licensed appraisers. At September 30, 2014, other real estate owned was carried at a fair value of $226, which is made up of the gross outstanding balance of $256, net of a valuation allowance of $30. During the third quarter of 2014, these properties were written down by $0.  For the first nine months of 2014, these properties were written down by $30.  During the third quarter of 2013, these properties were written down by $95. For the first nine months of 2013, these properties were written down by $193.  At December 31, 2013, other real estate was carried at a fair value of $1,014, which is made up of the gross outstanding balance of $1,362, net of a valuation allowance of $348. A breakdown of these properties by portfolio class at September 30, 2014 is as follows:

	Gross Balance	Valuation Allowance	Net
Other commercial real estate	$219	$21	$198
1-4 family	37	9	28
Ending Balance	$256	$30	$226

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013. Impaired commercial, commercial real estate loans, and other real estate owned that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.

September 30, 2014	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired Loans:
Farm real estate	55	Sales comparison approach	Adjustment for differences between comparable sales	40% 40% Avg
Hotel	1,292	Income approach	Adjustment for type of property, current status of property	20% 20% Avg
Other commercial real estate	1,313	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	0%-50% 43% Avg
	$2,660
Other real estate owned:
Other commercial real estate	$198	Sales comparison approach	Adjustment for differences between comparable sales.	10% 10% Avg
1-4 Family	28	Sales comparison approach	Adjustment for differences between comparable sales.	10% 10% Avg
	$226

Mortgage servicing rights	$1,459	Cash flow analysis	Discount rate	10%

December 31, 2013	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired Loans:
Commercial & industrial	$76	Sales comparison approach	Adjustment for differences between comparable sales	0%-10% 10% Avg
Farm real estate	375	Sales comparison approach	Adjustment for differences between comparable sales	40% 40% Avg
Other/ 1-4 Family	5,338	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	0%-40% 25% Avg
	5,789
Other real estate owned:
Construction and development	$522	Sales comparison approach	Adjustment for differences between comparable sales.	10% 10%Avg
Other & Home Equity	492	Sales comparison approach	Adjustment for differences between comparable sales.	10%-15% 10%Avg
	1,014

Mortgage servicing rights	1,794	Cash flow analysis	Discount rate	10%

The carrying amounts and estimated fair values of financial instruments, not previously presented, are as follows:

September 30, 2014	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$69,914	60,150	9,764		69,914
Interest bearing time deposits	1,915		1,915		1,915
Loans including loans held for sale, net	1,730,793		4,928	1,732,588	1,737,516
Restricted stock	15,625				N/A
Interest receivable	9,266		4,158	5,108	9,266
Financial liabilities
Deposits	(2,221,699)	(464,058)	(1,756,444)		(2,220,502)
Other borrowings	(34,490)		(34,490)		(34,490)
FHLB advances	(240,343)		(244,060)		(244,060)
Interest payable	(491)		(491)		(491)
Subordinated debentures	(41,239)		(20,560)		(20,560)

December 31, 2013	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$61,320	$55,826	$5,494		$61,320
Loans including loans held for sale, net	1,644,527		6,158	1,657,199	1,663,357
Restricted stock	15,629				N/A
Interest receivable	9,616		4,573	5,043	9,616
Financial liabilities
Deposits	(2,200,628)	(436,550)	(1,764,719)		(2,201,269)
Other borrowings	(38,594)		(38,594)		(38,594)
FHLB advances	(247,858)		(252,402)		(252,402)
Interest payable	(799)		(799)		(799)
Subordinated debentures	(46,394)		(23,130)		(23,130)

The difference between the loan balance included above and the amounts shown in Note 4 are the impaired loans discussed above.

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash, short-term instruments, and interest bearing time deposits approximate fair values and are classified as either Level 1 or Level 2. Noninterest bearing deposits are Level 1 whereas interest bearing due from bank accounts, fed funds sold, and interest bearing time deposits are Level 2.

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

Actual and required capital amounts and ratios are presented below:

			Required for
	Actual		Adequate Capital		To Be Well Capitalized
September 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$315,877	16.7%	$150,959	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	292,278	15.5	75,480	4.0	N/A	N/A
Tier 1 capital (to average assets)	292,278	10.5	111,444	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	296,075	15.8%	149,956	8.0%	187,445	10.0%
Tier 1 capital (to risk-weighted assets)	272,633	14.5	74,978	4.0	112,467	6.0
Tier 1 capital (to average assets)	272,633	9.9	110,107	4.0	137,634	5.0

			Required for		To Comply with
	Actual		Adequate Capital		Regulatory Agreement
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$302,181	16.7%	$145,150	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	279,440	15.4	72,575	4.0	N/A	N/A
Tier 1 capital (to average assets)	279,440	10.1	110,428	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	283,653	15.7%	144,147	8.0%	180,184	10.0%
Tier 1 capital (to risk-weighted assets)	261,069	14.5	72,074	4.0	108,111	6.0
Tier 1 capital (to average assets)	261,069	9.6	109,090	4.0	136,363	5.0

Management believes as of September 30, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject to be considered well-capitalized. The Company is a source of additional financial strength to the Bank with its $15,500 in cash and its ability to downstream additional capital to the Bank.

NOTE 10 — INCOME TAXES

In accordance with ASC 740-270-50-1, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2014 and 2013 based on the current estimate of the effective annual rate.  The effective tax rate for the third quarter of 2014 was 22.9% versus 20.9% for the same period 2013.  For the first nine months of 2014 and 2013, the effective tax rate was 20.7% and 16.5% respectively.  The increase in the rate in 2014 was due to the increase in pre-tax income in 2014 with tax exempt income remaining constant.  The difference between the Company’s actual rate and the 35% statutory rate is due primarily to the amount of tax exempt interest received and to a smaller extent to tax credits that the Company is able to use.

NOTE 11 — SUBSEQUENT EVENT - ACQUISITION

The Company’s management and board of directors have periodically conducted strategic reviews as part of their ongoing efforts to improve its banking franchise and enhance shareholder value. In connection with these strategic reviews, the Company has considered potential acquisition targets, including banking institutions in Indiana, Ohio and Kentucky. On April 7, 2014, the Company announced that its board of directors had approved and entered into a definitive agreement  to acquire MBT Bancorp (MBT), headquartered in West Harrison, Indiana.  MBT is the holding company for The Merchant’s Bank and Trust Company (Merchants), which operates six branches in Dearborn County, Indiana and certain suburban communities of Cincinnati, Ohio.  The merger agreement provides that shareholders of MBT may elect to receive either 2.055 shares of MainSource common stock or $35.16 in cash for each share of MBT common stock owned, subject to proration provisions specified in the merger agreement that provide for a targeted aggregate split of total consideration of 60% common stock and 40% cash.  The merger was completed on October 17, 2014 and as of that date, Merchants was merged into the Bank.  At the date of the merger, Merchants had approximately $228.1 million in assets, $187.0 million in loans, $183.6 million in deposits, and $25.1 million in equity.  The Company anticipates approximately 1,226,300 shares being issued and $14.0 million cash being paid.  As of the date that the Company’s third quarter 2014 consolidated financial statements are issued, all of the information required to be disclosed by the Accounting Standards Codification No. 805 was not available since, given the short period between the October 17, 2014 acquisition date and the financial statement issuance, the calculation of the fair value of all material MBT Bancorp assets acquired and liabilities assumed had not yet been completed.  The Company anticipates recording all of the activity related to the merger in the fourth quarter of 2014.

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

Forward-Looking Statements

Except for historical information contained herein, the discussion in this report includes certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding MainSource’s plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. Other statements identified by words such as “expects,” “anticipates,” “will,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “positioned,” “projects,” or words of similar meaning generally are intended to identify forward-looking statements. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The Company disclaims any intent or obligation to update such forward looking statements. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Company’s loan and investment portfolios; the Company’s ability to integrate acquisitions, the impact of the Company’s continuing acquisition strategy, and other factors, including the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and in other reports we file from time to time with the Securities and Exchange Commission.

Results of Operations

Net income for the third quarter of 2014 was $8,457 compared to net income of $7,632 for the third quarter of 2013. The increase in net income was primarily attributable to a decrease in loan loss provision expense and a reduction in operating expenses.  During the third quarter of 2014 the Company realized net recoveries in its allowance for loan losses account of $682 which resulted in no loan loss provision for the quarter.  Diluted earnings per common share for the third quarter of 2014 totaled $0.41, an increase from the $0.36 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 10.17% for the third quarter of 2014 while return on average assets was 1.18% for the same period, compared to 9.91% and 1.09% respectively, in the third quarter of 2013.

For the nine months ended September 30, 2014, net income was $22,436 compared to net income of $18,947 for the same period a year ago.  The increase in net income was primarily attributable to a prepayment penalty on a FHLB advance of $2,239 taken in 2013, an increase in net interest income of $1,281, lower provision expense of $2,234 and lower collection costs of $1,447, offset by a decrease in mortgage banking income of $841, lower securities gains of $839, and higher salary and employee benefit expenses of $865.   Diluted earnings per share was $1.09 for the first nine months of 2014 compared to $.90 for the same period in 2013. Return on average shareholders’ equity was 9.33% for the first nine months of 2014 while return on average assets was 1.05% for the same period, compared to 7.97% and 0.91% in the first nine months of 2013.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Third quarter net interest income of $23,002 in 2014 was an increase of 0.2% versus the third quarter of 2013.   Average earning assets were $68 million higher in the third quarter of 2014 compared to 2013 with all of the increase attributable to loan growth offset by a smaller decrease in securities.  Also affecting margin was an increase in average demand deposits, NOW accounts, and savings accounts of $145 million and a decrease in higher costing CD’s of $84 million.  Net interest margin, on a fully-taxable equivalent basis, was 3.80% for the third quarter of 2014, an 11 basis point decrease compared to 3.91% for the same period a year ago and a three basis point decrease on a linked quarter basis.

Net interest income was $1,281 higher in the first nine months of 2014 compared to 2013.  Average earnings assets were $103 million higher in the first nine months of 2014 compared to 2013 with all of the increase again attributable to loan growth.  Also affecting margin was an increase in average demand, NOW accounts, and savings accounts of $127 million and a decrease in higher costing CD’s of $82 million offset by an increase in FHLB advances of $53 million.  The majority of the increase in FHLB advances are of a short term nature.  For the first nine months of 2014, the Company’s net interest margin was 3.84% compared to 3.94% for the first nine months of 2013.

The following tables summarize net interest income (on a tax-equivalent basis) for the three and nine month periods ending September 30, 2014 and 2013.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)* - three months ended September 30

	2014				2013
	Average Balance	Interest	Average Rate ***		Average Balance	Interest	Average Rate ***
Assets
Short-term investments	$10,066	$9	0.35%		$8,087	$5	0.25%
Federal funds sold and money market accounts	14,234	11	0.31		7,729	5	0.26
Securities
Taxable	531,965	2,964	2.21		576,468	3,112	2.14
Non-taxable*	303,611	4,498	5.88		315,616	4,723	5.94
Total securities	835,576	7,462	3.54		892,084	7,835	3.48
Loans**
Commercial*	1,010,393	11,633	4.57		908,436	11,428	4.99
Residential real estate	408,050	4,333	4.21		411,845	4,542	4.38
Consumer	298,957	3,253	4.32		281,357	3,320	4.68
Total loans	1,717,400	19,219	4.44		1,601,638	19,290	4.78
Total earning assets	2,577,276	26,701	4.11		2,509,538	27,135	4.29
Cash and due from banks	39,539				39,258
Unrealized gains (losses) on securities	18,874				5,936
Allowance for loan losses	(24,248)				(27,999)
Premises and equipment, net	54,917				56,611
Intangible assets	68,939				70,156
Accrued interest receivable and other assets	117,668				118,426
Total Assets	$2,852,965				$2,771,926
Liabilities
Interest-bearing deposits DDA, savings, and money market accounts	$1,465,523	$401	0.11		$1,360,538	$350	0.10
Certificates of deposit	318,275	443	0.55		401,994	816	0.81
Total interest-bearing deposits	1,783,798	844	0.19		1,762,532	1,166	0.26
Short-term borrowings	32,728	21	0.25		33,292	18	0.21
Subordinated debentures	40,000	312	3.09		49,000	421	3.41
Notes payable and FHLB borrowings	182,182	862	1.88		182,170	819	1.78
Total interest-bearing liabilities	2,038,708	2,039	0.40		2,026,994	2,424	0.47
Demand deposits	455,767				415,825
Other liabilities	28,516				23,427
Total liabilities	2,522,991				2,466,246
Shareholders’ equity	329,974				305,680
Total liabilities and shareholders’ equity	$2,852,965				$2,771,926
Net interest income		$24,662	$3.80	****		$24,711	3.91	****
Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$1,660				$1,758

*	Adjusted to reflect income related to securities and loans exempt from Federal income taxes of 35%
**	Nonaccruing loans have been included in the average balances.
***	Annualized
****	Net interest income divided by total earning assets.

Volume/Rate Analysis of Changes in Net Interest Income

(Tax Equivalent Basis)

	3Q 2014 vs 3Q 3013
	Volume	Rate	Total
Interest income
Loans	$1,344	$(1,415)	$(71)
Securities	(503)	130	(373)
Federal funds sold and money market funds	5	1	6
Short-term investments	1	3	4
Total interest income	847	(1,281)	(434)
Interest expense
Interest-bearing DDA, savings, and money market accounts	$28	$23	$51
Certificates of deposit	(149)	(224)	(373)
Borrowings	(2)	48	46
Subordinated debentures	(73)	(36)	(109)
Total interest expense	(196)	(189)	(385)
Change in net interest income	1,043	(1,092)	(49)
Change in tax equivalent adjustment			(98)
Change in net interest income before tax equivalent adjustment			$49

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)* - nine months ended September 30

	2014				2013
	Average Balance	Interest	Average Rate ***		Average Balance	Interest	Average Rate ***
Assets
Short-term investments	$11,173	$25	0.30%		$14,724	$29	0.26%
Federal funds sold and money market accounts	13,210	30	0.30		12,362	23	0.25
Securities
Taxable	559,263	9,377	2.24		568,991	8,741	2.05
Non-taxable*	308,281	13,711	5.95		311,824	14,055	6.03
Total securities	867,544	23,088	3.56		880,815	22,796	3.46
Loans**
Commercial*	997,977	34,692	4.65		894,906	34,510	5.16
Residential real estate	408,086	13,219	4.33		411,971	13,868	4.50
Consumer	294,100	9,737	4.43		273,905	9,732	4.75
Total loans	1,700,163	57,648	4.53		1,580,782	58,110	4.91
Total earning assets	2,592,090	80,791	4.17		2,488,683	80,958	4.35
Cash and due from banks	41,797				41,416
Unrealized gains (losses) on securities	14,706				24,990
Allowance for loan losses	(26,336)				(30,136)
Premises and equipment, net	55,146				55,776
Intangible assets	69,356				70,492
Accrued interest receivable and other assets	115,444				120,739
Total Assets	$2,862,203				$2,771,960
Liabilities
Interest-bearing deposits DDA, savings, and money market accounts	$1,448,213	$1,139	0.11		$1,360,544	$1,071	0.11
Certificates of deposit	342,452	1,625	0.63		424,042	2,728	0.86
Total interest-bearing deposits	1,790,665	2,764	0.21		1,784,586	3,799	0.28
Short-term borrowings	32,735	60	0.25		32,637	50	0.20
Subordinated debentures	41,389	975	3.15		49,000	1,284	3.50
Notes payable and FHLB borrowings	200,330	2,562	1.71		147,215	2,510	2.28
Total interest-bearing liabilities	2,065,119	6,361	0.41		2,013,438	7,643	0.51
Demand deposits	449,873				410,999
Other liabilities	25,657				29,576
Total liabilities	2,540,649				2,454,013
Shareholders’ equity	321,554				317,947
Total liabilities and shareholders’ equity	$2,862,203				$2,771,960
Net interest income		$74,430	$3.84	****		$73,315	3.94	****
Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$5,063				$5,229

*	Adjusted to reflect income related to securities and loans exempt from Federal income taxes of 35%
**	Nonaccruing loans have been included in the average balances.
***	Annualized
****	Net interest income divided by total earning assets.

Volume/Rate Analysis of Changes in Net Interest Income

(Tax Equivalent Basis)

	Nine months 2014 vs Nine months 2013
	Volume	Rate	Total
Interest income
Loans	$4,221	$(4,683)	$(462)
Securities	(347)	639	292
Federal funds sold and money market funds	2	5	7
Short-term investments	(8)	4	(4)
Total interest income	3,868	(4,035)	(167)
Interest expense
Interest-bearing DDA, savings, and money market accounts	$69	$(1)	$68
Certificates of deposit	(467)	(636)	(1,103)
Borrowings	664	(602)	62
Subordinated debentures	(187)	(122)	(309)
Total interest expense	79	(1,361)	(1,282)
Change in net interest income	3,789	(2,674)	1,115
Change in tax equivalent adjustment			(166)
Change in net interest income before tax equivalent adjustment			$1,281

Variances not attributed to rate or volume are allocated between rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

Third quarter non-interest income for 2014 was $11,145 compared to $11,183 for the third quarter of 2013.  Contributing to the decrease of $38 was a decrease in trust and investment product fees of $151.  Offsetting this decrease were increases in mortgage banking of $124 and interchange income of $108.  Continued organic growth in deposit accounts has resulted in higher interchange income.

For the nine months ended September 30, 2014, non-interest income was $31,623 compared to $32,809 for the same period a year ago. Contributing to the decrease of $1,186 were decreases in securities gains of $839, mortgage banking of $841, and other income (primarily title company revenue) of $259.  Offsetting these decreases were increases in service charges of $193, interchange income of $354, and smaller losses on OREO properties in 2014 compared to 2013 of $309.

Non-interest Expense

The Company’s non-interest expense was $23,177 for the third quarter of 2014, compared to $23,489 for the same period in 2013.  The primary reasons for the decrease were lower collection expenses of $469 and consultant expenses of $125.  Offsetting these decreases were increases in marketing expenses of $122 and interchange expenses of $114.  Lower collection expenses are due to the continued reduction in problem credits.  The increase in marketing expenses is due to timing of marketing programs between years.    The increase in interchange expenses is directly related to the increase in interchange income.  The Company’s efficiency ratio was 64.7% for the third quarter of 2014 compared to 65.4% for the same period a year ago.

For the nine months ended September 30, 2014, non-interest expense was $71,185 compared to $74,472 for the same period a year ago. Contributing to the decrease of $3,287 was a prepayment penalty on a FHLB advance of $2,239 in 2013, lower collection expenses of $1,447, and lower marketing expenses of $529.  Offsetting these decreases were increases in salary and employee benefits of $865 and net occupancy costs of $416.  The increase in salaries and employee benefits is primarily due to the costs involved in starting the new de novo branch in Louisville, Kentucky.  The increase in occupancy expenses is due primarily to the colder than normal winter months in 2014 which increased snow removal and heating costs.  The Company’s efficiency ratio was 67.1% for the first nine months of 2014 compared to 70.2% for the same period a year ago.

Income Taxes

The effective tax rate for the third quarter of 2014 was 22.9% versus 20.9% for the same period 2013.  The increase was due to the increase in pre-tax income in the third quarter of 2014.

The effective tax rate for the first nine months of 2014 was 20.7% for 2014 compared to 16.5% for the same period a year ago.  The increase in the effective tax rate was due to the increase in income before taxes while the Company’s tax exempt income and credits remained relatively consistent with prior periods.

Financial Condition

Total assets at September 30, 2014 were $2,899,952, a $40,000 increase from total assets of $2,859,864 as of December 31, 2013.  Average earning assets represented 90.3% of average total assets for the third quarter of 2014 and 90.5% for the same period in 2013. Average loans represented 76.8% of average deposits in the third quarter of 2014 and 73.7% for the comparable period in 2013.  Average loans as a percent of average assets were 60.2% and 57.8% for the three month periods ended September 30, 2014 and 2013 respectively.

Deposits increased $21 million at September 30, 2014 compared to December 31, 2013.   Noninterest bearing and interest bearing deposits and savings deposits increased $87 million and were offset by a reduction of $66 million in higher-priced CD balances.

Shareholders’ equity was $333 million on September 30, 2014 compared to $306 million on December 31, 2013.  Book value (shareholders’ equity) per common share was $16.26 at September 30, 2014 versus $14.96 at year-end 2013. Accumulated other comprehensive income increased book value per share by $0.57 at September 30, 2014 and increased book value per share by $0.06 at December 31, 2013.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.

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

The Company has both internal and external loan review personnel who annually review approximately 50% of all loans. External loan review personnel examine the top 75 commercial credit relationships.

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

Total loans (excluding loans held for sale) increased $81 million from year end 2013 with most categories of loans contributing to the increase.  Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 23.2% of total loans at September 30, 2014 and 24.1% at December 31, 2013. On September 30, 2014, the Company had $4,779 of residential real estate loans held for sale, which was a slight decrease from the year-end balance of $5,999. The Company generally retains the servicing rights on mortgages sold.

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

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Amount	$32,446	$33,232	$24,112	$26,543	$32,134
Percent of loans	1.85%	1.95%	1.43%	1.59%	2.00%

The increase in the amount of non-performing loans at June 30, 2014 is the direct result of one large credit that the Company restructured into an A/B note.  The B note was written off ($3.8 million) and the A note ($11.6 million) was classified as a TDR.  The amount charged off on the B note was previously reserved for in the collective reserve pool, as this loan was not previously determined to be impaired until shortly before it was restructured.  Of the $32,446 of non-performing loans at September 30, 2014, $5,658 had a specific reserve allocated of $1,783.

A reconciliation of the non-performing assets for the first nine months of 2014 and 2013 is as follows:

	2014	2013
Beginning Balance - NPA - January 1,	$30,663	$57,795
Non-accrual
Add: New non-accruals	8,841	13,226
Less: To accrual/payoff/restructured	(8,390)	(9,689)
Less: To OREO	(2,119)	(2,904)
Less: Charge offs	(4,560)	(8,112)
Increase/(Decrease): Non-accrual loans	(6,228)	(7,479)
Other Real Estate Owned (OREO)
Add: New OREO properties	2,119	2,904
Less: OREO sold	(2,929)	(4,155)
Less: OREO losses (write-downs)	(120)	(642)
Increase/(Decrease): OREO	(930)	(1,893)
Increase/(Decrease): Repossessions	—	—
Increase/(Decrease): 90 Days Delinquent	45	(565)
Increase/(Decrease): TDR’s	12,086	(10,940)
Total NPA change	4,973	(20,877)
Ending Balance - NPA - September 30,	$35,636	$36,918

At September 30, 2014, only one of the non-accrual loan balances was greater than $1,000 compared to two loan balances greater than $1,000 at December 31, 2013. These loans are primarily real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses. In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate, other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection. The Company reviews each relationship before it grants the concession to insure the creditor can comply with the new terms. To date, most of the concessions have been extensions of maturity dates.

The Company continued to see a reduction in its Special Mention and Substandard Loans in the third quarter of 2014.  These loans decreased $36 million from the end of 2013.  The loans upgraded were the result of overall improvement in the underlying fundamentals of the credit.

The provision for loan losses was $0 in the third quarter of 2014 compared to $1,000 for the same period in 2013 and $750 for the second quarter of 2014. For the first nine months of 2014 and 2013, the provision for loan loss was $1,500 and $3,734 respectively.  The decrease in provision expense from 2013 was primarily due to the relative stabilization in the amount of non-performing and watch list loans in the aggregate and the net recoveries.  The amount of new non-accrual loans in the third quarter of 2014 was approximately $2,600 higher than the second quarter of 2014 with approximately 75% due to one credit.

Net recoveries were $682 for the third quarter of 2014 compared to charge offs of $1,153 for the same period a year ago and $4,560 for the first nine months of 2014 compared to $8,112 a year ago.   The Company received a large recovery on one loan in the third quarter of 2014 which accounted for the majority of the net recovery for the quarter. Over 80% of the Company’s charge-offs for the first nine months of 2014 was related to one commercial credit from a B note modification mentioned above.

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The allowance for loan losses as of September 30, 2014 was considered adequate by management.  The allowance for loan losses was $24,549 as of September 30, 2014 and represented 1.40% of total outstanding loans compared to $27,609 as of December 31, 2013 or 1.65% of total outstanding loans.  The decrease in the percentage was due to the continued improvement in nonperforming assets for the year.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of September 30, 2014, the Company had $840,101 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $17,789 was recorded to adjust the AFS portfolio to current market value at September 30, 2014, compared to an unrealized pre-tax gain of $1,746 at December 31, 2013. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future and the decline in fair value is largely due to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 86.3% and 88.1% of total average earning assets for the nine month periods ending September 30, 2014 and 2013. Total interest-bearing deposits averaged 79.9% and 81.2% of average total deposits for the nine month periods ending September 30, 2014 and 2013, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $240,343 outstanding at September 30, 2014. These advances have interest rates ranging from 0.43% to 4.80%.  Approximately $56,000 of these advances are short term advances while the remaining advances were originally long-term advances, $25,000 maturing in 2015, $15,000 maturing in 2016, $20,000 maturing in 2017, and $124,000 maturing in 2018 and beyond.

Capital Resources

Total shareholders’ equity was $332,790 at September 30, 2014, which was an increase of $27,264 compared to the $305,526 of shareholders’ equity at December 31, 2013. The increase in shareholders’ equity was primarily attributable to the Company’s net income of $22,436, other comprehensive income of $10,606, and activity in stock option and restricted stock programs of $881, offset by common dividends paid of $6,340 for the first nine months of 2014 and purchase of treasury stock of $319.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. At September 30, 2014, Tier 1 capital to total average assets was 10.5%. Tier 1 capital to risk-adjusted assets was 15.5%. Total capital to risk-adjusted assets was 16.7%. All three ratios exceed all required ratios established for bank holding companies.  Risk-adjusted capital levels of the Bank exceed regulatory definitions of well-capitalized institutions.

Beginning January 1, 2015, the Company and Bank will be subject to the new capital regulations of Basel III.  The new regulations establish higher minimum risk-based capital ratio requirements, a new common equity Tier 1 risk-based capital ratio and a new capital conservation buffer.  The new regulations also include revisions to the definition of capital and changes in the risk-weighting on certain assets.  To be considered “well capitalized,” as well as in compliance with the capital conservation buffer, a financial institution must maintain a 7.0%  common equity Tier 1 risk-based capital ratio, an 8.5% Tier 1 risk-based capital ratio and a 10.5% total risk-based capital ratio.  The capital conservation buffer is being phased-in and will be in full effect beginning January 1, 2019.  Under the new regulations, all financial institutions must maintain a Tier 1 leverage ratio of 4% to be considered “adequately capitalized” and 5% to be considered “well-capitalized.”  Management has completed a preliminary analysis of the impact of these new regulations to the capital ratios of both the Company, and the Bank and estimates that the ratios for both the Company and the Bank would exceed the capital ratio requirements to be considered “well-capitalized” and in compliance with the capital conservation buffer under Basel III if they were effective at September 30, 2014

The Company declared and paid common dividends of $0.11 per share in the third quarter of 2014 versus $0.08 per share for the third quarter of 2013.  The Company has increased its common dividend in the last few quarters as it has eliminated its preferred dividend requirement and its earnings have increased.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 86.4% of total earning assets for the nine months ended September 30, 2014 and 82.3% for the same period in 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2014 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial statements and notes from the MainSource Financial Group Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i)  Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the condensed consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSOURCE FINANCIAL GROUP, INC.

November 7, 2014

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

November 7, 2014

/s/ James M. Anderson
James M. Anderson
Executive Vice President & Chief Financial Officer