Form 10-Q/A
period 2014-06-30
MAINSOURCE FINANCIAL GROUP
filed 2015-03-13
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to MainSource Financial Group, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2014, originally filed with the Securities and Exchange Commission on August 8, 2014 (the “Form 10-Q”), is solely to include disclosure pursuant to Item 701 of Regulation S-K which was inadvertently omitted.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)                                  Issuer Purchases of Equity Securities

The Company purchased the following equity securities of the Company during the quarter ended June 30, 2014:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1-30, 2014 (1)(2)	19,078	$16.70
May 1-31, 2014	—	—	—	0
June 1-30, 2014	—	—	—	0
Total:	19,078	$16.70	—	0

(1)                                 Erroneously omitted From the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

(2)                                 Includes 19,078 shares withheld, delivered or attested (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Company’s employee stock compensation plans provide that the value of the shares withheld, delivered or attested, shall be valued using the fair market value of the Company’s common stock on the date the relevant transaction occurs.

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

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer*

The following exhibits shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and Sections 11 and 12 of the Securities Act of 1933, and are not incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates them by reference.

32.1	Certification pursuant to Section 1350 by Chief Executive Officer**

32.2	Certification pursuant to Section 1350 by Chief Financial Officer**

101

The following financial statements and notes from the MainSource Financial Group Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i)  Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the condensed consolidated financial statements.**

*Filed herewith.

**Previously furnished with our Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 8, 2014.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSOURCE FINANCIAL GROUP, INC.

March 13, 2015

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

March 13, 2015

/s/ James M. Anderson
James M. Anderson
Senior Vice President & Chief Financial Officer