Form 10-K
period 2014-12-31
MAINSOURCE FINANCIAL GROUP
filed 2015-03-13
CIK 720002

Use these links to rapidly review the document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $352,913,662 as of June 30, 2014.

As of March 13, 2015, there were outstanding 21,672,475 common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K Into Which Incorporated
Definitive Proxy Statement for Annual Meeting of Shareholders to be held April 29, 2015	Part III (Items 10 through 14)

FORM 10-K

       Pursuant to General Instruction G, the information called for by Items 10-14 is omitted by MainSource Financial Group, Inc. since MainSource Financial Group, Inc. will file with the Commission a definitive proxy statement for its 2015 Annual Meeting of Shareholders pursuant to Regulation 14A not later than 120 days after the close of the fiscal year containing the information required by Items 10-14.

PART I.

(Dollar amounts in thousands except per share data)

Cautionary Note Regarding Forward-Looking Statements

       Except for historical information contained herein, the discussion in this Annual Report includes certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words "believes," "expects," "anticipates," "estimates," "intends," "plans," "goals," "targets," "initiatives," "potentially," "probably," "projects," "outlook" or similar expressions or future conditional verbs such as "may," "will," "should," "would," and "could." Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The Company disclaims any intent or obligation to update such forward looking statements. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Company's loan and investment portfolios; the Company's ability to integrate acquisitions, and other factors, including the risk factors set forth in Item 1A of this Annual Report on Form 10-K and in other reports we file from time to time with the Securities and Exchange Commission. The Company intends the forward looking statements set forth herein to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 1.    BUSINESS

General

       MainSource Financial Group, Inc. ("MainSource" or the "Company") is an Indiana corporation and bank holding company, within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), that has elected to become a financial holding company ("FHC"). The Company is based in Greensburg, Indiana. As of December 31, 2014, the Company operated one banking subsidiary: MainSource Bank ("the Bank"), an Indiana state chartered bank. Through its non-bank affiliates, the Company provides services incidental to the business of banking. Since its formation in 1982, the Company has acquired and established various institutions and financial services companies and may acquire additional financial institutions and financial services companies in the future. For further discussion of the business of the Company see Management's Discussion and Analysis in Part II, Item 7.

       As of December 31, 2014, the Company operated 80 branch banking offices in Indiana, Illinois, Ohio and Kentucky. As of December 31, 2014, the Company had consolidated assets of $3,122,516, consolidated deposits of $2,468,321 and shareholders' equity of $360,662.

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

       Residential real estate lending has been the largest component of the loan portfolio for many years. The Bank generates residential mortgages for its own portfolio. However, the Company elects to sell the majority of its fixed rate mortgages into the secondary market while maintaining the servicing of such loans. At December 31, 2014, the Company was servicing a $880 million residential real estate loan portfolio. By originating loans for sale in the secondary market, the Company can more fully satisfy customer demand for fixed rate residential mortgages and increase fee income, while reducing the risk of loss caused by rising interest rates.

       The principal source of revenues for the Company is interest and fees on loans, which accounted for 53.7% of total revenues in 2014, 53.4% in 2013 and 55.0% in 2012. While the Company's chief decision makers monitor the revenue streams of the various Company products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's financial service operations are considered by management to be aggregated in one reportable operating segment.

       The Company's investment securities portfolio is primarily comprised of state and municipal bonds; U.S. government sponsored entities' mortgage-backed securities and collateralized mortgage obligations; and corporate securities. The Company has classified its entire investment portfolio as available for sale, with fair value changes reported separately in shareholders' equity. Funds invested in the investment portfolio generally represent funds not immediately required to meet loan demand. Income related to the Company's investment portfolio accounted for 16.6% of total revenues in 2014, 16.7% in 2013 and 16.2% in 2012. As of December 31, 2014, the Company had not identified any securities as being "high risk" as defined by the FFIEC Supervisory Policy Statement on Securities Activities.

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

Employees

       As of December 31, 2014, the Company and its subsidiaries had 801 full-time equivalent employees to whom they provide a variety of benefits and with whom they enjoy excellent relations. None of our employees are subject to collective bargaining agreements.

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

  FDIC Improvement Act of 1991

       The Federal Deposit Insurance Act, as amended ("FDIA"), requires among other things, the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total risk-based capital ratio, the Tier 1 risk-based capital ratio, the common equity Tier 1 risk-based capital ratio, and the leverage ratio.

       A bank will be (i) "well capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and a leverage ratio of 4.0% or greater and is not "well capitalized"; (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 risk-based capital ratio of less than 4.5%, or a leverage ratio of less than 4.0%; (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (v) "critically undercapitalized" if the institution's tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank's capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes.

       The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be "undercapitalized." "Undercapitalized" institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution's total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.

       The appropriate federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

       The Company believes that, as of December 31, 2014, the Company and the Bank were each "well capitalized" based on the aforementioned ratios.

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

       Certain provisions of Dodd-Frank are now effective and have been fully implemented, including the revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching and required disclosure and shareholder advisory votes on executive compensation. Recent action to implement the final Dodd-Frank provisions included (i) final new capital rules, (ii) a final rule to implement the so called "Volcker rule" restrictions on certain proprietary trading and investment activities and (iii) final rules and increased enforcement action by the Consumer Finance Protection Bureau ("CFPB").

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

  •
  broadened the scope of derivative instruments, and subjected covered institutions to increased regulation of their derivative businesses, including margin requirements, record keeping and reporting requirements, and heightened supervision.

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

  •
  mandated that debit card and interchange fees be reasonable and proportional to the issuer's cost for processing the transaction. The Federal Reserve Board has approved a debit card interchange regulation which caps an issuer's base fee at $0.21 per transaction plus an additional fee computed at five basis-points of the transaction value. These standards apply to issuers that, together with their affiliates, have assets of $10 billion or more. The Company's assets are under $10 billion and therefore it is not directly impacted by these provisions.

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

  Regulatory Capital Requirements

       Prior Capital Rules.    As discussed above, the Company and the Bank must meet certain minimum capital requirements mandated by each of their state or federal regulators. The risk-based capital guidelines applicable to the Company and the Bank through December 31, 2014 were based on the 1988 capital accord, known as Basel I, of the Basel Committee on Banking Supervision (the "Basel Committee") as implemented by the federal banking regulators. Assets and off-balance sheet items were assigned to one of two weighted risk categories, and capital classified in tiers depending on its characteristics. The first, Tier 1 (Core) Capital, includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, minority interests in equity accounts of consolidated subsidiaries (and, under existing standards, a limited amount of qualifying trust preferred securities at the holding company level), less goodwill, most intangible assets and certain other assets. The second, Tier 2 (Supplementary) Capital, includes perpetual preferred stock and trust preferred securities not meeting the definition of Tier 1 capital, qualifying mandatory convertible debt securities, qualifying subordinated debt and a limited amount of allowances for loan and lease losses.

       Under the requirements in effect through December 31, 2014, the Company and the Bank were required to maintain Tier 1 capital and total capital (Tier 1 capital plus Tier 2 capital, less certain deductions) equal to at least 4% and 8%, respectively, of total risk-weighted assets (including various off-balance sheet items such as letters of credit), with similar required capital ratios for the Bank. Additionally, the Company and the Bank were required to comply with minimum leverage requirements, measured based on the ratio of a bank holding company's or a bank's, as applicable, Tier 1 capital to adjusted quarterly average total assets (as defined for regulatory purposes). These requirements generally necessitated a minimum Tier 1 leverage ratio of 4% for all bank holding companies and banks, with a lower 3% minimum for bank holding companies and banks meeting certain specified criteria, including having the highest composite regulatory supervisory rating. As of December 31, 2014, the Company's Tier 1 Capital to

Risk-Weighted Assets Ratio was 14.9%, its Total Capital to Risk-Weighted Assets Ratio was 16.0%, and its leverage ratio of capital to total assets was 10.2%. The Bank had capital to asset ratios and risk- adjusted capital ratios at December 31, 2014, in excess of the applicable minimum regulatory requirements.

  Basel III and the New Capital Rules

       In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, officially identified by the Basel Committee as "Basel III". The Basel III standards operate in conjunction with portions of standards previously released by the Basel Committee and commonly known as "Basel II" and "Basel 2.5."

       On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the FDIC adopted the same provisions (the "New Capital Rules"). The New Capital Rules apply to all national and state banks and savings associations and most bank holding companies and savings and loan holding companies, which are collectively referred to herein as "covered" banking organizations. The requirements in the New Capital Rules began to phase in on January 1, 2015 for covered banking organizations (including the Company). The requirements in the New Capital Rules will be fully phased in by January 1, 2019. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased in basis to all banking organizations, including the Company and the Bank.

       The following are among the new requirements that are being phased in beginning January 1, 2015:

  •
  an increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets.

  •
  a new category and a required 4.50% of risk-weighted assets ratio for "common equity Tier 1" ("CET1") as a subset of Tier 1 capital limited to common equity.

  •
  a minimum non-risk-based leverage ratio of 4.00%, eliminating the 3.00% exception for higher rated banks.

  •
  changes in the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities. However, bank holding companies such as the Company who had less than $15 billion in assets as of December 31, 2009 (and who continue to have less than $15 billion in assets) are permitted to include trust preferred securities issued prior to May 19, 2010 as Additional Tier 1 capital under the New Capital Rules.

  •
  a new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios that will be phased in from 2016 to 2019, compliance with which will be necessary to avoid limitations in the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

  •
  the risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures.

  •
  an additional "countercyclical capital buffer" for larger and more complex institutions. We do not anticipate the countercyclical capital buffer will be applicable to the Company or the Bank.

       Under the New Capital Rules, the minimum capital ratios as of January 1, 2015 are (i) 4.5% CET1 to risk-weighted assets, (ii) 6% Tier 1 capital (CET1 plus Additional Tier 1 capital) to risk-weighted assets and (iii) 8% total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and will be phased in over a three-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased-in, the New Capital Rules will require us, and the Bank, to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. We believe that, as of December 31, 2014, the Company and the Bank would meet all capital adequacy requirements under the New Capital Rules on a fully phased-in basis as if such requirements were then in effect.

  Volcker Rule

       On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, generally to become effective on July 21, 2015. On December 15, 2014, the Federal Reserve Bank granted a one-year extension of the Volcker Rule conformance period to July 21, 2016, and signaled an intention to grant another one-year extension to July 21, 2017.

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

       Under these rules and subject to certain exceptions, banking entities, including the Company and the Bank, will be restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered "covered funds." Certain collateralized debt obligations ("CDO") securities backed by trust preferred securities were initially defined as covered funds subject to the investment prohibitions of the final rule. Action taken by the Federal Reserve in January 2014 exempted many such securities to address the concern that community banks holding such CDO securities may have been required to recognize losses on those securities. Banks with less than $10 billion in total consolidated assets, such as the Bank, that do not engage in any covered activities, other than trading in certain government agency, state or municipal obligations, do not have any significant compliance obligations under the rules implementing the Volcker Rule.

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

       As of December 31, 2014, our total loan portfolio was approximately $1,958 million or 63% of our total assets. Three major components of the loan portfolio are loans principally secured by real estate, approximately $1,589 million or 81% of total loans; other commercial loans, approximately $323 million or 17% of total loans; and consumer loans, approximately $46 million or 2% of total loans. Our credit risk with respect to our consumer installment loan portfolio and commercial loan portfolio relates principally to the general creditworthiness of individuals and businesses within our local market area. Our credit risk with respect to our residential and commercial real estate mortgage and construction loan portfolio relates principally to the general creditworthiness of individuals and businesses and the value of real estate serving as security for the repayment of the loans. A related risk in connection with loans secured by commercial real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as security. Continued or worsening declines in the economy could cause additional credit issues, particularly within our residential and commercial real estate mortgage and construction loan portfolio.

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

       Unlike larger banking organizations that are more geographically diversified, our operations are currently concentrated in 31 counties in Indiana, three counties in Illinois, three counties in Ohio, and five counties in Kentucky. As a result of this geographic concentration in four fairly contiguous markets, our financial results depend largely upon economic conditions in these market areas. A deterioration in economic conditions in one or all of these markets could result in one or more of the following:

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

       We are subject to extensive regulation, supervision and examination by the Indiana Department of Financial Institutions, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, the Securities and Exchange Commission and other regulatory bodies. Such regulation and supervision governs the activities in which we may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, investigations and limitations related to our securities, the classification of our assets and determination of the level of our allowance for loan losses. In light of the recent conditions in the U.S. financial markets and economy, Congress and regulators have increased their focus on the regulation of the financial services industry. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on our business, financial condition or results of operations.

Difficult conditions in the capital markets and the economy generally have affected and may continue to materially adversely affect our business and results of operations.

       From 2007 through 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although economic conditions have improved, certain sectors, such as real estate, remain weak and unemployment remains high. Local governments and many businesses are still in serious difficulty due to lower consumer spending and the lack of liquidity in the credit markets. The Company's financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that the Company offers, is highly dependent upon the business environment in the markets where the Company operates and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters, or a combination of these or other factors.

       During 2013 and 2014, the business environment continued to be adverse for many households and businesses in the United States and worldwide. While economic conditions in the United States and worldwide have begun to improve, there can be no assurance that this improvement will continue. Such conditions have affected, and could continue to adversely affect, the credit quality of the Company's loans, results of operations and financial condition.

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

       The Company has traditionally paid a quarterly dividend to common stockholders. The Company is a separate legal entity from the Bank and receives substantially all of its revenue and cash flow from dividends paid by the Bank to the Company. Indiana state law and agreements between the Bank and its federal and state regulators may limit the amount of dividends that the Bank may pay to the Company. In the event that the Bank is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt obligations or pay dividends on its common stock. Additionally, any payment of dividends in the future will depend, in large part, on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors. Starting in the second quarter of 2009 and continuing to the second quarter of 2012, the Company reduced the amount of cash dividends paid. This reduction was made to preserve capital levels at the Company. Beginning in the third quarter of 2012, the Company has steadily raised the dividend, including an increase to $.12/share in the third quarter of 2014 and $.13/share in the first quarter of 2015.

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

The Company's charter documents and federal regulations may inhibit a takeover, or prevent a transaction that may favor or otherwise limit the Company's growth opportunities, which could cause the market price of the Company's common stock to decline.

       Certain provisions of the Company's charter documents and federal regulations could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. In addition, the Company must obtain approval from regulatory authorities before acquiring control of any other company.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

       None.

ITEM 2.    PROPERTIES

       As of December 31, 2014, the Company leased an office building located in Greensburg, Indiana, from one of its subsidiaries for use as its corporate headquarters. The Company's subsidiaries own, or lease, all of the facilities from which they conduct business. All leases are comparable to other leases in the respective market areas and do not contain provisions materially detrimental to the Company or its subsidiaries. As of December 31, 2014 the Company had 80 banking locations. At December 31, 2014, the Company had approximately $60,527 invested in premises and equipment.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER'S PURCHASES OF EQUITY SECURITIES

Market Information

       The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol MSFG. The Common Stock was held by approximately 5,000 shareholders at March 13, 2015. The quarterly high and low closing prices for the Company's common stock as reported by NASDAQ and quarterly cash dividends declared and paid are set forth in the tables below. All per share data is retroactively restated for all stock dividends and splits.

       The range of known per share prices by calendar quarter, based on actual transactions, excluding commissions, is shown below.

	Market Prices
2014	Q1	Q2	Q3	Q4

High	$18.03	$17.89	$17.97	$20.92
Low	$15.78	$16.12	$16.33	$16.76
2013	Q1	Q2	Q3	Q4

High	$15.10	$14.12	$15.53	$18.05
Low	$12.65	$12.02	$13.81	$14.05
	Cash Dividends
2014	Q1	Q2	Q3	Q4

	$0.10	$0.10	$0.11	$0.11
2013	Q1	Q2	Q3	Q4

	$0.06	$0.06	$0.08	$0.08

       It is expected that the Company will continue to consider the Company's results of operations, capital levels and other external factors beyond management's control in making the decision to maintain or further raise the dividend.

Issuer Purchases of Equity Securities

       The Company purchased the following equity securities of the Company during the quarter ended December 31, 2014:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

October 1-31, 2014	—	—	—	0
November 1-30, 2014	—	—	—	0
December 1-31, 2014	—	—	—	0

Total:	—	—	—	0

(1)
On December 19, 2014, the Company announced that its Board of Directors has authorized a stock repurchase program effective January 1, 2015, pursuant to which up to 5.0% of the Corporation's outstanding shares of common stock, or approximately 1,085,000 shares, may be repurchased. The stock repurchase plan will expire December 31, 2015, unless completed sooner or otherwise extended.

Stock Performance Graph

       The following performance graph compares the performance of our common shares to the performance of the NASDAQ Market Index (U.S.) and the NASDAQ Bank Stocks Index for the 60 months ended December 31, 2014. The graph assumes an investment of $100 in each of the Company's common shares, the NASDAQ Market Index (U.S.) and the NASDAQ Bank Stocks Index on December 31, 2009.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14

MainSource Financial Group	100.00	207.34	175.99	252.98	363.29	423.41
NASDAQ MARKET INDEX (U.S.)	100.00	116.92	114.81	133.08	184.05	208.73
NASDAQ Bank Stocks Index	100.00	111.87	98.00	113.46	157.60	162.08

ITEM 6.    SELECTED FINANCIAL DATA

Selected Financial Data
(Dollar amounts in thousands except per share data)

	2014	2013	2012	2011	2010

Results of Operations
Net interest income	$94,208	$91,300	$94,082	$99,848	$101,252
Provision for loan losses	1,500	4,534	9,850	17,800	35,250
Noninterest income	43,287	43,129	43,891	45,308	41,291
Noninterest expense	99,220	98,231	94,838	99,805	92,252
Income before income tax	36,775	31,664	33,285	27,551	15,041
Income tax	7,779	5,319	6,027	3,738	239
Net income	28,996	26,345	27,258	23,813	14,802
Preferred dividends and accretion	—	504	2,110	3,054	3,054
Net income available to common shareholders	28,996	25,693	26,505	20,759	11,748
Dividends paid on common stock	8,726	5,709	1,623	807	805
Per Common Share*
Earnings per share (basic)	$1.40	$1.26	$1.31	$1.03	$0.58
Earnings per share (diluted)	1.39	1.26	1.30	1.03	0.58
Dividends paid	0.42	0.28	0.08	0.04	0.04
Book value — end of period	16.63	14.96	15.21	13.87	12.24
Tangible book value — end of period	13.01	11.53	11.72	10.45	8.71
Market price — end of period	20.92	18.03	12.67	8.83	10.41
At Year End
Total assets	$3,122,516	$2,847,209	$2,769,288	$2,754,180	$2,769,312
Securities	867,760	891,106	902,341	876,090	806,071
Loans, excluding held for sale	1,957,765	1,671,926	1,553,383	1,534,379	1,680,971
Allowance for loan losses	23,250	27,609	32,227	39,889	42,605
Total deposits	2,468,321	2,200,628	2,185,054	2,159,900	2,211,564
Federal Home Loan Bank advances	214,413	247,858	141,052	151,427	152,065
Subordinated debentures	41,239	46,394	50,418	50,267	50,117
Shareholders' equity	360,662	305,526	323,751	336,553	302,570
Financial Ratios
Return on average assets	0.99%	0.95%	0.99%	0.85%	0.51%
Return on average common shareholders' equity	8.81	8.35	8.15	7.44	4.86
Allowance for loan losses to total loans (year end, excluding held for sale)	1.19	1.65	2.07	2.60	2.53
Allowance for loan losses to total non-performing loans (year end)	80.62	104.02	63.04	61.18	46.55
Shareholders' equity to total assets (year end)	11.55	10.73	11.69	12.22	10.93
Average equity to average total assets	11.27	11.32	12.12	11.46	10.59
Dividend payout ratio	30.09	22.22	6.12	3.89	6.85

       The allowance for loan losses to total loans ratio at December 31, 2014 includes The Merchant's Bank and Trust Company loans brought over at fair value with no associated allowance (See NOTE 26).

*
Adjusted for stock split and dividends

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis
(Dollar amounts in thousands except per share data)

Overview

       MainSource Financial Group, Inc. ("MainSource" or the "Company") is a financial holding company whose principal activity is the ownership and management of its wholly owned subsidiary bank: MainSource Bank headquartered in Greensburg, Indiana (the "Bank"). The Bank operates under an Indiana state charter and is subject to regulation by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation. Non-banking subsidiaries include MainSource Insurance, LLC, Insurance Services Marketing, LLC, MainSource Title, LLC, MainSource Risk Management, Inc., and New American Real Estate, LLC. The first three subsidiaries are subject to regulation by the Indiana Department of Insurance.

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

Results of Operations

       Net income attributable to common shareholders was $28,996 in 2014, $25,693 in 2013, and $26,505 in 2012. Earnings per common share on a fully diluted basis were $1.39 in 2014, $1.26 in 2013, and $1.30 in 2012. The primary drivers that led to the increase in net income in 2014 versus 2013 were an increase in net interest income of $2,908, a smaller provision for loan losses of $3,034, an increase in service charge income of $271, an increase in interchange income of $534, reduced losses on OREO sales of $386, a reduction in marketing expenses of $473, a reduction in collection expenses of $1,970 and a prepayment penalty of $2,239 on a FHLB advance that was incurred in 2013. An increase in earning assets (primarily loans) and a continued reduction in interest costs resulted in higher net interest income. Improvements in collection efforts led to a reduction in problem credits which resulted in lower loan loss provision expense needed, a reduction in collection expenses, and lower losses on the sale of OREO properties. Continued emphasis on new deposit generation led to increased service charge and interchange income. The reduction in marketing costs was due to fewer initiatives undertaken in 2014. Offsetting these increases were lower securities gains in 2014 of $811, higher salary and employee benefit costs of $1,967, higher occupancy costs of $489, higher equipment expenses of $406, higher interchange expenses of $369, and conversion costs incurred in 2014 as a result of the acquisition of MBT Bancorp of $3,119. The higher salary and employee benefit costs, occupancy expenses, and equipment expenses were related to the Company's entry into new markets in 2014. The increase in interchange expenses is a direct result of higher interchange income in 2014.

       The primary drivers that led to the small decrease in net income in 2013 versus 2012 were decreases in mortgage banking income of $3,128, a decrease in net interest income of $2,782, decreases in securities gains of $1,032, increases in salary and employee benefits of $3,175, an increase in equipment costs of $1,367, and an increase in a prepayment penalty of $926 on an FHLB advance. An increase in rates led to a decrease in mortgage refinancing activity. The reduction in the Company's yield on earnings assets was not completely offset by the reduction in the Company's cost of funds. As a result of favorable pricing in 2012 versus 2013, the Company had fewer securities gains taken in 2013. The increase in employee and benefit costs was a result of the new markets the Company entered in the second half of 2012 and 2013. The increase in equipment costs is a result of several technology initiatives which enhance the customer experience with the Company. Finally, the Company paid off a FHLB advance early and incurred a prepayment penalty which was slightly higher than the penalty incurred in 2012. Offsetting these decreases were lower loan loss provision expense of $5,316, higher trust and investment product fees of $1,106, a reduction of OREO losses of $820, a reduction in FDIC assessment of $784, and a reduction in marketing expenses of $737. Credit losses continued to decline and new impaired loans decreased in 2013. An increase in financial advisors as a result of 2012 acquisitions resulted in higher trust and investment product fees. OREO losses continued to decline as a result of a reduced amount of OREO property. FDIC premiums were reduced as a result of the use of a smaller multiplier to calculate the Company's premiums. Finally, a reduction in marketing expenses was a result of fewer branches in new markets in 2013 versus 2012 which required additional marketing dollars.

Net Interest Income

       Net interest income and net interest margin are influenced by the volume and yield or cost of earning assets and interest-bearing liabilities. Tax equivalent net interest income of $100,944 in 2014 increased from $98,310 in 2013. Net interest margin, on a fully-taxable equivalent basis, was 3.81% for 2014 compared to 3.91% for the same period a year ago. The Company was unable to match reductions in its yield on earning assets with a corresponding reduction in its cost of funds, as the cost of funds has floored. The Company experienced loan growth in 2014 which partially offset the reduction in its yield. The Company was also able to continue to lower the interest paid on deposit accounts. The Federal Reserve Bank continues to target the fed funds rate at 0%-.25%.

       The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)*

	2014				2013				2012

	Average Balance	Interest	Average Rate		Average Balance	Interest	Average Rate		Average Balance	Interest	Average Rate

Assets
Short-term investments	$19,389	$51	0.26%		$12,413	$35	0.28%		$48,712	$134	0.28%
Federal funds sold and money market accounts	14,582	46	0.32		11,298	29	0.26		10,811	30	0.28
Securities
Taxable	558,848	12,366	2.21		576,959	11,873	2.06		567,437	12,510	2.20
Non-taxable*	308,953	18,249	5.91		314,120	18,841	6.00		302,040	18,707	6.19

Total securities	867,801	30,615	3.53		891,079	30,714	3.45		869,477	31,217	3.59
Loans**
Commercial*	1,035,645	47,820	4.62		909,099	46,242	5.09		889,313	50,523	5.68
Residential real estate	415,390	17,852	4.30		411,054	18,188	4.42		393,844	19,969	5.07
Consumer	299,940	13,167	4.39		277,544	13,081	4.71		270,459	13,867	5.13

Total loans	1,750,975	78,839	4.50		1,597,697	77,511	4.85		1,553,616	84,359	5.43

Total earning assets	2,652,747	109,551	4.13		2,512,487	108,289	4.31		2,482,616	115,740	4.66

Cash and due from banks	43,143				42,522				43,107
Unrealized gains (losses) on securities	16,271				21,489				41,035
Allowance for loan losses	(25,816)				(29,563)				(37,626)
Premises and equipment, net	56,103				55,988				50,710
Intangible assets	70,914				70,296				68,704
Accrued interest receivable and other assets	109,267				113,431				112,177

Total assets	$2,922,629				$2,786,650				$2,760,723

Liabilities
Interest-bearing deposits DDA, savings, and money market accounts	$1,489,938	$1,647	0.11		$1,375,556	$1,448	0.11		$1,321,901	$2,138	0.16
Certificates of deposit	341,343	2,031	0.60		415,176	3,479	0.84		494,142	5,499	1.11

Total interest-bearing deposits	1,831,281	3,678	0.20		1,790,732	4,927	0.28		1,816,043	7,637	0.42
Short-term borrowings	30,320	71	0.23		33,238	70	0.21		30,514	104	0.34
Subordinated debentures	41,042	1,286	3.13		49,000	1,675	3.42		49,000	1,825	3.72
Notes payable and FHLB borrowings	200,598	3,572	1.78		155,834	3,307	2.12		148,466	5,120	3.45

Total interest-bearing liabilities	2,103,241	8,607	0.41		2,028,804	9,979	0.49		2,044,023	14,686	0.72
Demand deposits	463,197				414,084				348,858
Other liabilities	26,951				28,263				33,354

Total liabilities	2,593,389				2,471,151				2,426,235
Shareholders' equity	329,240				315,499				334,488

Total liabilities and shareholders' equity	$2,922,629	8,607	0.32		$2,786,650	9,979	0.40	***	$2,760,723	14,686	0.59	***

Net interest income		$100,944	3.81	****		$98,310	3.91	****		$101,054	4.07	****

Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$6,736			$7,010					$6,972

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

Volume/Rate Analysis of Changes in Net Interest Income
(Tax Equivalent Basis)

	2014 OVER 2013			2013 OVER 2012
	Volume	Rate	Total	Volume	Rate	Total

Interest income
Loans	$7,131	$(5,803)	$1,328	$2,340	$(9,188)	$(6,848)
Securities	(812)	713	(99)	764	(1,267)	(503)
Federal funds sold and money market funds	10	7	17	1	(2)	(1)
Short-term investments	18	(2)	16	(102)	3	(99)

Total interest income	6,347	(5,085)	1,262	3,003	(10,454)	(7,451)

Interest expense
Interest-bearing DDA, savings, and money market accounts	$124	$75	$199	$84	$(774)	$(690)
Certificates of deposit	(550)	(898)	(1,448)	(794)	(1,226)	(2,020)
Borrowings	690	(424)	266	314	(2,161)	(1,847)
Subordinated debentures	(257)	(132)	(389)	—	(150)	(150)

Total interest expense	7	(1,379)	(1,372)	(396)	(4,311)	(4,707)

Change in net interest income	6,340	(3,706)	2,634	3,399	(6,143)	(2,744)
Change in tax equivalent adjustment			(274)			38

Change in net interest income before tax equivalent adjustment			$2,908			$(2,782)

       Variances not attributed to rate or volume are allocated between rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

       The Company expensed $1,500, $4,534, and $9,850 in provision for loan losses in 2014, 2013, and 2012 respectively. This level of provision allowed the Company to maintain an adequate allowance for loan losses. This topic is discussed in detail under the heading "Loans, Credit Risk and the Allowance and Provision for Loan Losses".

Non-interest Income and Expense

				Percent Change
	2014	2013	2012	14/13	13/12

Non-interest income
Mortgage banking	$6,754	$6,799	$9,927	–0.7%	–31.5%
Trust and investment product fees	4,712	4,756	3,650	–0.9%	30.3%
Service charges on deposit accounts	20,698	20,427	19,815	1.3%	3.1%
Net realized gains on securities sales	24	835	1,367	–97.1%	–38.9%
Increase in cash surrender value of life insurance	1,298	1,378	1,206	–5.8%	14.3%
Interchange income	7,590	7,056	6,540	7.6%	7.9%
Gain/(loss) on sale of OREO	(153)	(539)	(1,359)	71.6%	60.3%
Other	2,364	2,417	2,745	–2.2%	–11.9%

Total non-interest income	$43,287	$43,129	$43,891	0.4%	–1.7%

Non-interest expense
Salaries and employee benefits	$54,132	$52,165	$48,990	3.8%	6.5%
Net occupancy	7,628	7,139	6,769	6.8%	5.5%
Equipment	10,337	9,931	8,564	4.1%	16.0%
Intangibles amortization	1,690	1,868	1,835	–9.5%	1.8%
Telecommunications	1,747	1,796	1,729	–2.7%	3.9%
Stationery, printing, and supplies	1,174	1,190	1,337	–1.3%	–11.0%
FDIC assessment	1,620	1,711	2,495	–5.3%	–31.4%
Marketing	3,187	3,660	4,397	–12.9%	–16.8%
Collection expenses	1,330	3,300	3,768	–59.7%	–12.4%
Consultant expense	1,400	1,582	1,150	–11.5%	37.6%
Prepayment penalty on FHLB advance	—	2,239	1,313	–100%	70.5%
Interchange expense	2,287	1,918	1,591	19.2%	20.6%
Bank acquisition expense	3,119	—	—	NA	NA
Other	9,569	9,732	10,900	–1.7%	–10.7%

Total non-interest expense	$99,220	$98,231	$94,838	1.0%	3.6%

Non-interest Income

       Non-interest income was $43,287 for 2013 compared to $43,129 for the same period in 2013, an increase of $158 or 0.4%. Increases in service charges, interchange income, and lower OREO sales losses were offset by lower securities gains. Increases in new account openings generated additional service charges and interchange income. Improvement in problem credits resulted in fewer OREO properties and resulting sales.

       Non-interest income was $43,129 for 2013 compared to $43,891 for the same period in 2012, a decrease of $762 or 1.7%. Decreases in mortgage banking income, securities gains, and other income (primarily title insurance revenue) were the primary causes of the decrease. These decreases were offset by increases in service charges on deposit accounts, interchange income, trust and investment product fees, lower losses on the sale of OREO, and an increase in the cash surrender value of life insurance. An increase in interest rates in 2013 led to decreased mortgage activity and title revenue. As a result of favorable pricing, the Company recorded gains during 2012 on the sale of securities at a higher level than 2013. Continued emphasis on new account growth generated additional service charge and interchange income. The Company acquired two brokerage firms in late 2012 which resulted in higher trust and investment product fees in 2013. OREO losses declined as a result of a reduced number of OREO properties.

Non-interest Expense

       Total non-interest expense was $99,220 in 2014 compared to $98,231 in 2013, an increase of $989 or 1.0%. The increase was primarily attributable to increases in salaries and employee benefits, occupancy and equipment costs, interchange expenses and conversion expenses related to the MBT Bancorp acquisition in the fourth quarter of 2014. The Company's entry into new markets, including the MBT Bancorp markets, resulted in increases of the above mentioned expenses with the exception of interchange expenses which increased as a result of higher interchange income. Offsetting these increases were a reduction in marketing and collection expenses as well as a prepayment penalty on a FHLB advance in 2013. Fewer large marketing initiatives in 2014 led to lower spending. Improvement in problem credits resulted in lower collection expenses.

       Total non-interest expense was $98,231 in 2013 compared to $94,838 in 2012, an increase of $3,393 or 3.6%. The increase was primarily attributable to increases in salaries and employee benefits, occupancy and equipment costs, a prepayment penalty on a FHLB advance, consultant expenses, and interchange expense. Salaries and employee benefit and occupancy costs increased as a result of the full year effect of de novo branches in 2012 and the opening of several more offices in 2013. The increase in equipment costs is a result of several technology initiatives which enhance the customer experience. The Company paid off a FHLB advance early and incurred a prepayment penalty of $2,239. However, the payoff of this advance lowered interest expense costs by approximately $675 on an annual basis. Consultant expenses increased due to several revenue enhancement initiatives suggested by the consultants. The increase in interchange expenses is a direct correlation with the increase in interchange income. Offsetting these increases were decreases in FDIC expenses, marketing expense, collection expense, and other expense. FDIC premiums were reduced as a result of the use of a lower multiplier for calculation of the Company's premiums. Marketing expenses decreased as the Company did not enter any markets in 2013 that required a large outlay of marketing dollars. Collection expenses decreased due to the continued reduction in new problem loans. The reduction in other expense is primarily attributable to professional/legal expenses connected with the Company's participation in the U.S. Department of the Treasury secondary public offering of the Company's preferred stock in 2012.

Income Taxes

       The effective tax rate was 21.2% in 2014, 16.8% in 2013, and 18.1% in 2012. The increase in the Company's effective rate from 2013 to 2014 was due primarily from an increase in taxable income with the tax exempt income and tax credits remaining the same from year to year. The decrease in the Company's effective rate from 2012 to 2013 was due primarily from a decrease in taxable income with the tax exempt income and tax credits remaining the same from year to year.

Balance Sheet

       At December 31, 2014, total assets were $3,122,516 compared to $2,847,209 at December 31, 2013, an increase of $275 million. Increases in loans ($286 million) were offset by a decrease in investment securities ($23 million).

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

       Total loans (excluding those held for sale) increased by $285,839 in 2014. $184,048 of the increase came from the acquisition of MBT Bancorp in the fourth quarter of 2014. Almost all categories of loans experienced loan growth in 2014. The Company has also invested in additional lending personnel and opened branches in new markets which has contributed to the growth. Commercial real estate loans continue to represent the largest portion of the total loan portfolio and were 38% of total loans at December 31, 2014 compared to 39% of total loans at the end of 2013.

       The following table details the Company's loan portfolio by type of loan.

Loan Portfolio

	2014	2013	2012	2011	2010

Types of loans
Commercial and industrial	$275,646	$180,378	$134,156	$114,367	$138,291
Agricultural production financing	46,784	30,323	22,355	20,741	27,178
Farm real estate	76,849	76,082	66,119	46,308	48,307
Commercial real estate mortgage	741,379	655,196	638,726	687,110	741,608
Construction and development	61,640	35,731	25,208	30,746	59,319
Residential real estate mortgage	709,495	648,010	618,524	577,912	594,594
Consumer	45,972	46,206	48,295	57,195	71,674

Total loans	$1,957,765	$1,671,926	$1,553,383	$1,534,379	$1,680,971

       The following table indicates the amounts of loans (excluding residential and commercial mortgages and consumer loans) outstanding as of December 31, 2014 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Maturities and Sensitivity to Changes in Interest Rates of Commercial and Construction Loans

	Due:	Within 1 Year	1-5 Years	Over 5 years	Total

Loan Type
Commercial and industrial		$73,631	$121,387	$80,628	$275,646
Agricultural production financing		34,399	10,076	2,309	46,784
Construction and development		6,501	20,104	35,035	61,640

Totals		$114,531	$151,567	$117,972	$384,070

Percent		30%	39%	31%	100%

Rate Sensitivity
Fixed Rate		$9,838	$121,282	$51,665	$182,785
Variable Rate		144,984	51,607	4,694	201,285

Totals		$154,822	$172,889	$56,359	$384,070

       Loans are placed on "non-accrual" status when, in management's judgment, the collateral value and/or the borrower's financial condition does not justify accruing interest. As a general rule, commercial, commercial real estate, residential, and consumer loans are reclassified to non-accrual status at or before becoming 90 days past due. Interest previously recorded is reversed and charged against current income. Subsequent interest payments collected on non-accrual loans are thereafter applied as a reduction of the loan's principal balance. Non-performing loans were $28,839 as of December 31, 2014 compared to $26,543 as of December 31, 2013 and represented 1.47% of total loans at December 31, 2014 versus 1.59% one year ago. The slight increase in 2014 is the result of two large credits going to TDR status in 2014 offset by a decrease in other non-accruing loans as a result of the Company's continued emphasis on reducing the amount of non-performing loans.

       The following table details the Company's non-performing loans as of December 31 for the years indicated.

Non-performing Loans

	2014	2013	2012	2011	2010

Non-accruing loans	$13,596	$22,341	$35,451	$41,528	$68,236
Troubled debt restructurings (accruing)	15,243	4,188	15,102	20,402	22,250
Accruing loans contractually past due 90 days or more	—	14	565	3,266	990

Total	$28,839	$26,543	$51,118	$65,196	$91,476

% of total loans	1.47%	1.59%	3.29%	4.25%	5.44%

       A reconciliation of non-performing assets ("NPA") for 2014 and 2013 is as follows:

	2014	2013

Beginning Balance — NPA — January 1	$30,663	$57,795
Non-accrual
Add: New non-accruals	12,547	15,538
Less: To accrual/payoff/restructured	(13,208)	(15,491)
Less: To OREO	(2,585)	(4,005)
Less: Charge offs	(5,499)	(9,152)

Increase/(Decrease): Non-accrual loans	(8,745)	(13,110)
Other Real Estate Owned (OREO)
Add: New OREO properties	2,585	4,005
Less: OREO sold	(3,597)	(5,708)
Less: OREO losses (write-downs)	(420)	(854)

Increase/(Decrease): OREO	(1,432)	(2,557)
Increase/(Decrease): 90 Days Delinquent	(14)	(551)
Increase/(Decrease): TDR's	11,055	(10,914)

Total NPA change	864	(27,132)

Ending Balance — NPA — December 31	$31,527	$30,663

       At December 31, 2014, the Company had only five non-accrual loans over $250 and none over $1,000. All of the Company's non-accrual loans are real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses. In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower's financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate, other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection. The Company reviews each relationship before it grants the concession to insure the creditor can comply with the new terms. To date, most of the concessions have been extensions of maturity dates. The provision for loan losses was $1,500 in 2014, $4,534 in 2013, and $9,850 in 2012. The Company's provision for loan losses continued to decline in 2014 due to the stabilization of problem credits. New non-accrual loans declined almost 20% in 2014. Net charge-offs were $5,859 in 2014 compared to $9,152 in 2013 and $17,512 in 2012. As a percentage of average loans, net charge-offs equaled 0.33%, 0.57%, and 1.13% in 2014, 2013, and 2012, respectively.

       Potential problem loans are identified on the Company's watch list and consist of loans that require close monitoring by management and are not necessarily considered classified credits by regulators. Credits may be considered as a potential problem loan for reasons that are temporary or correctable, such as for a deficiency in loan documentation or absence of current financial statements of the borrower. Potential problem loans may also include credits where adverse circumstances are identified that may affect the borrower's ability to comply with the contractual terms of the loan. Other factors which might indicate the existence of a potential problem loan include the delinquency of a scheduled loan payment, deterioration in a borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment in which the borrower operates. Substandard commercial loans that were not classified as non-accrual were $22,927 at December 31, 2014 and $27,277 at December 31, 2013, a decrease of $4,351. These loans which are $250 or greater are reviewed at least quarterly by senior management. This review includes monitoring how the borrower is performing versus their workout plan, obtaining and reviewing the borrower's financial information, and monitoring collateral values. Management believes these loans were well secured and had adequate allowance allocations at December 31, 2014.

Summary of the Allowance for Loan Losses

	2014	2013	2012	2011	2010

Balance at January 1	$27,609	$32,227	$39,889	$42,605	$46,648
Chargeoffs
Commercial	241	1,152	1,946	2,211	8,190
Commercial real estate mortgage	5,583	6,353	13,553	16,954	29,177
Residential real estate mortgage	2,295	2,349	3,547	3,093	2,220
Consumer	2,899	2,648	3,286	2,636	2,859

Total Chargeoffs	11,018	12,502	22,332	24,894	42,446

Recoveries
Commercial	1,131	341	543	1,172	518
Commercial real estate mortgage	2,262	1,087	2,432	1,371	873
Residential real estate mortgage	410	650	265	648	524
Consumer	1,356	1,272	1,580	1,187	1,238

Total Recoveries	5,159	3,350	4,820	4,378	3,153

Net Chargeoffs	5,859	9,152	17,512	20,516	39,293
Provision for loan losses	1,500	4,534	9,850	17,800	35,250

Balance at December 31	$23,250	$27,609	$32,227	$39,889	$42,605

Net Chargeoffs to average loans	0.31%	0.57%	1.13%	1.27%	2.21%
Provision for loan losses to average loans	0.09%	0.28%	0.63%	1.10%	1.98%
Allowance to total loans at year end	1.19%	1.65%	2.07%	2.60%	2.53%

       Although the allowance for loan losses is available for any loan that, in management's judgment, should be charged off, the following table details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.

Allocation of the Allowance for Loan Losses

	2014		2013		2012		2011		2010
December 31	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans

Real estate
Residential	$3,501	36%	$3,409	39%	$3,180	40%	$2,972	38%	$2,281	45%
Farm real estate	576	4	194	5	722	4	456	3	740	2
Commercial	13,536	38	17,679	39	20,465	41	24,187	45	20,034	31
Construction and development	1,493	3	2,337	2	2,970	2	5,833	2	11,879	5

Total real estate	19,106	81	23,619	85	27,337	87	33,448	88	34,934	83

Commercial
Agribusiness	192	3	64	2	166	2	151	1	370	2
Other commercial	2,785	14	3,227	10	3,728	8	5,411	7	6,016	10

Total Commercial	2,977	17	3,291	12	3,894	10	5,562	8	6,386	12

Consumer	1,167	2	699	3	996	3	879	4	1,285	5

Total	$23,250	100%	$27,609	100%	$32,227	100%	$39,889	100%	$42,605	100%

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

       The Company has both internal and external loan review personnel who annually review approximately 50% of all loans. External loan review personnel examine the top 75 commercial credit relationships. This equates to all relationships above approximately $3,675.

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

       The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management's continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The Company's allowance for loan losses was $23,250, or 1.19% of total loans, at December 31, 2014 compared to $27,609, or 1.65% of total loans, at the end of 2013. This $4,359 decrease in the allowance was due in large part to continued monitoring of problem loans as well as a write off of two non-performing loans of $3,812 during 2014. Approximately 75% of this write off was provided for in 2013. The Company's significant decrease in the allowance percentage to total loans was due primarily to the acquisition of The Merchant's Bank and Trust Company loans during 2014. These loans were brought over at fair value with no allowance for loan losses (See NOTE 26).

Securities, at Fair Value

	December 31,
	2014	2013	2012

Available for Sale
U.S. Government-sponsored entities	$661	$798	$1,638
State and municipal	334,298	331,112	337,939
Mortgage-backed	525,609	550,738	554,278
Equity and other	7,192	8,458	8,486

Total securities	$867,760	$891,106	$902,341

       Securities offer flexibility in the Company's management of interest rate risk, and are the primary means by which the Company provides liquidity and responds to changing maturity characteristics of assets and liabilities. The Company's investment policy prohibits trading activities and does not allow investment in high-risk derivative products or junk bonds.

       As of December 31, 2014, all of the Company's securities were classified as available for sale ("AFS") and were carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity. A net unrealized gain of $20,778 was recorded to adjust the AFS portfolio to current market value at December 31, 2014 compared to a net unrealized gain of $1,746 at December 31, 2013.

Securities
(Carrying Values at December 31)

	Within 1 Year	2-5 Yrs	6-10 Yrs	Beyond 10 Years	Total 2014

Available for sale
US government agency	$—	$—	$661	$—	$661
State and municipal	13,935	54,734	143,964	121,665	334,298
Mortgage-backed securities	—	8,549	28,304	488,756	525,609
Other securities	1,503	1,000	—	—	2,503

Total available for sale	$15,438	$64,283	$172,929	$610,421	$863,071

Weighted average yield*	5.38%	4.98%	5.11%	2.88%	3.53%

*
Adjusted to reflect income related to securities exempt from federal income taxes.

       Amounts in the table above are based on scheduled maturity dates. Variable interest rates are subject to change not less than annually based upon certain interest rate indexes. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities of $4,689 do not have contractual maturities and are excluded from the table above.

       As of December 31, 2014, there were no corporate bonds and other securities which represented more than 10% of shareholders' equity.

       For 2014 the tax equivalent yield of the investment securities portfolio was 3.53%, compared to 3.45% and 3.59% for 2013 and 2012, respectively. The average life of the Company's investment securities portfolio was 4.88 years at December 31, 2014. During 2014 the investment portfolio decreased slightly in size as the Company's excess cash was invested in loans as loan demand increased significantly. The reinvestments were focused on a balanced approach between a likely long term low interest rate horizon and protection against cash flow extensions when rates do move higher. This investment strategy will allow the portfolio to meet cash needs for future loan growth.

       The Company and its investment advisor monitor the securities portfolio on at least a quarterly basis for other-than-temporary impairment ("OTTI"). The amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. In 2014, the Company had a recovery of a $500 impairment loss on one of its equity securities.

       In December, 2013, banking regulators published the final rules under Section 619 of the Dodd-Frank Act (commonly referred to as the "Volcker Rule"). Under the Volcker Rule, collateralized debt obligations, including pooled trust preferred securities, are no longer a permissible investment and would have to be divested prior to July 15, 2015. On January 14, 2014, banking regulators released their interim final rule regarding the Volcker Rule and its impact on collateralized debt obligations. Under the interim final rule, regulators clarified the final rule and said that collateralized debt obligations primarily backed by trust preferred securities issued by depository institutions could continue to be held by banks. The Company was informed from an outside third party that it may be holding one security that would need to be divested by the conformance date. The conformance date for the Volcker Rule has been extended to July 21, 2016, and federal banking regulators have indicated an intention to further extend the implementation date to July 21, 2017.

Sources of Funds

       The Company relies primarily on customer deposits and securities sold under agreement to repurchase ("repurchase agreements") along with shareholders' equity to fund earning assets. Federal Home Loan Bank ("FHLB") advances are used to provide additional funding. The Company also attempts to obtain deposits through branch and whole bank acquisitions.

       Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits were 86.5% and 87.8% of total average earning assets for 2014 and 2013, respectively. Total interest-bearing deposits averaged 79.8% and 81.2% of average total deposits during 2014 and 2013. Management strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

       Repurchase agreements are high denomination investments utilized by public entities and commercial customers as an element of their cash management responsibilities. During 2014, repurchase agreements averaged $25,006, with an average cost of 0.18%.

       Another source of funding is the Federal Home Loan Bank (FHLB). The Company had FHLB advances of $214,413 outstanding at December 31, 2014. These advances have interest rates ranging from 0.4% to 4.8% (see Note 12 to the consolidated financial statements for the maturity schedule of these advances). The Company averaged $198,447 in FHLB advances during 2014 compared to $153,672 during 2013. This increase in the average balance of FHLB borrowings was primarily due to the increased loans generated by the Company in 2014 which created the need for other funding sources. One final source of funding is federal funds purchased. The Company had $8,000 of federal funds purchased as of December 31, 2014 and $9,200 at December 31, 2013.

Average Deposits

	2014		2013		2012

	Amount	Rate	Amount	Rate	Amount	Rate

Demand	$463,197		$414,084		$348,858
Interest Bearing Demand	959,186	0.12%	879,921	0.12%	866,493	0.17%
Savings/Money Markets	530,752	0.09	495,635	0.09	455,408	0.14
Certificates of Deposit	341,343	0.60	415,176	0.84	494,142	1.11

Totals	$2,294,478	0.16%	$2,204,816	0.22%	$2,164,901	0.35%

       As of December 31, 2014, certificates of deposit and other time deposits of $100 or more mature as follows:

	3 months or less	4-6 months	6-12 months	over 12 months	Total

Amount	$31,743	$28,682	$17,585	$40,511	$118,521
Percent	27%	24%	15%	34%

Capital Resources

       The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company's core capital ("Tier 1") consists of common shareholders' equity adjusted for unrealized gains or losses on available for sale (AFS) securities plus limited amounts of Trust Preferred Securities less goodwill and intangible assets. Total capital consists of core capital, certain debt instruments and a portion of the allowance for loan losses. At December 31, 2014, Tier 1 capital to average assets was 10.2%. Total capital to risk-weighted assets was 16.0%. Both ratios exceed all required ratios established for bank holding companies. Risk-adjusted capital levels of the Bank also exceed regulatory definitions of well-capitalized institutions.

       The Trust Preferred Securities (which are classified as subordinated debentures) currently qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of these securities cannot constitute more than 25% of the total Tier 1 capital of the Company. Consequently, the amount of Trust Preferred Securities in excess of the 25% limitation constitutes Tier 2 capital, or supplementary capital, of the Company. As of December 31, 2014, all of the Company's Trust Preferred Securities qualify as Tier 1 capital. The Company redeemed $5,155 of these securities in March, 2014 and $4,124 of these securities in December, 2013.

       Common shareholders' equity is impacted by the Company's decision to categorize its securities portfolio as available for sale (AFS). Securities in this category are carried at fair value, and common shareholders' equity is adjusted to reflect unrealized gains and losses, net of taxes.

       The Company declared and paid common dividends of $.42 per share in 2014 compared to $.28 in 2013 and $.08 2012. Book value per common share increased to $16.63 at December 31, 2014 compared to $14.96 at the end of 2013. The increase is primarily the result of the net income for the year, the acquisition of MBT Bancorp in 2014, and the increase in the AFS equity adjustment. The net adjustment for AFS securities increased book value per share by $0.63 at December 31, 2014 and increased book value per share by $0.06 at December 31, 2013. Depending on market conditions, the adjustment for AFS securities can cause significant fluctuations in shareholders' equity.

       On January 16, 2009, the Company entered into an agreement with the United States Department of Treasury (the "Treasury Department") as part of the Treasury Department's Capital Purchase Program. Under this agreement, the Company issued to the Treasury Department 57,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("preferred stock") and a warrant to purchase up to 571,906 shares ("warrant shares") of the Company's common stock. Like stock options, the warrant issued through the Capital Purchase Program is potentially dilutive. The average stock price for the Company for 2014 and 2013 was $17.27 and $14.58 per share respectively, and the warrant issued in 2009 has an exercise price of $14.95 per share. This resulted in 76,828 dilutive shares in 2014 and no additional potentially dilutive shares during 2013.

       On March 28, 2012, the U.S. Department of the Treasury priced its secondary public offering of 57,000 shares of the Company's Preferred Stock. The Company successfully bid for the purchase of 21,030 shares of the Preferred Stock. During the remainder of 2013, the Company purchased the remaining shares of the preferred stock. See Note 2 in the Consolidated Financial Statements for more information related to the sale and subsequent repurchase of the Preferred Stock.

Liquidity

       Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors and creditors. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, loans and securities maturing within one year and money market instruments. In addition, the Company holds approximately $852,322 of AFS securities maturing after one year, which can be sold to meet liquidity needs.

       Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, supports liquidity, extends the contractual maturity of liabilities, and limits reliance on volatile short-term purchased funds. Short-term funding needs may arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits, which provide a sizable source of relatively stable low-cost funds. The Company defines core deposits as all deposits except certificates of deposits greater than $100. Average core deposits funded approximately 82.1% of total earning assets during 2014 and approximately 82.2% in 2013.

       Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment. The Company has not received any directives from regulatory authorities that would materially affect liquidity, capital resources or operations.

Contractual Obligations as of December 31, 2014

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Time Deposits	$340,387	$204,636	$102,489	$25,796	$7,466
FHLB Advances	214,413	54,832	34,414	90,000	35,167
Subordinated Debentures	41,239	—	—	—	41,239
Other Borrowings	26,349	26,349	—	—	—
Capital Lease Payment	2,239	96	192	192	1,759
Operating Lease Commitments	6,678	1,348	1,894	1,441	1,995

Total	$631,305	$287,261	$138,989	$117,429	$87,626

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

       Goodwill — Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. The Company has selected June 30 as its date for annual impairment testing, but will test more frequently if circumstances warrant. No goodwill impairment was identified during testing performed in 2014 or 2013.

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

New Accounting Matters

       See Note 1 to the Consolidated Financial Statements regarding the adoption of new accounting standards in 2014.

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

       The following tables provide an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. The table indicates that as of December 31, 2014 the Company's estimated NPV might be expected to increase in the event of a decrease in prevailing interest rates, and might be expected to generally decrease in the event of an increase in prevailing interest rates (dollars in thousands). As of December 31, 2013 the Company's estimated NPV would generally increase in the event of a decrease in prevailing rates and decrease in the event of an increase in prevailing interest rates.

December 31, 2014

	$ Amount	$ Change	NPV Ratio	Change

+2%	753,390	(69,138)	24.14%	(61)
+1%	788,925	(33,603)	24.51%	(24)
Base	822,528	—	24.75%	—
–1%	829,547	7,019	24.27%	(48)
–2%	838,380	15,852	23.81%	(94)

December 31, 2013

	$ Amount	$ Change	NPV Ratio	Change

+2%	464,119	(79,747)	17.28%	(155)
+1%	502,188	(41,678)	18.06%	(77)
Base	543,866	—	18.83%	—
–1%	564,909	21,043	18.91%	8
–2%	590,260	46,394	19.11%	28

       The above discussion, and the portions of "Management's Discussion and Analysis" in Item 7 of this Report that are referenced in the above discussion contain statements relating to future results of the Company that are considered "forward-looking-statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, simulation of the impact on net interest income from changes in interest rates. Actual results may differ materially from those expressed or implied therein as a result of certain risks and uncertainties, including those risks and uncertainties expressed above, those that are described in "Management's Discussion and Analysis" in Item 7 of this Report, those that are described in Item 1 of this Report, "Business," under the caption "Forward-Looking-Statements," and those that are described in Item 1A of this Report, "Risk Factors", all of which discussions are incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
MainSource Financial Group, Inc.
Greensburg, Indiana

       We have audited the accompanying consolidated balance sheets of MainSource Financial Group, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited MainSource Financial Group, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MainSource Financial Group, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

       As permitted, MainSource Financial Group, Inc. has excluded the operations of MBT Bancorp acquired during 2014, which is described in Note 26 of the consolidated financial statements, from the scope of management's report on internal control over financial reporting. As such, it has been excluded from the scope of our audit of internal control over financial reporting.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainSource Financial Group, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, MainSource Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP
Indianapolis, Indiana March 13, 2015

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share data)

	December 31, 2014	December 31, 2013

Assets
Cash and due from banks	$60,662	$55,826
Money market funds and federal funds sold	1,823	5,494

Cash and cash equivalents	62,485	61,320
Interest bearing time deposits	1,915	—
Securities available for sale	867,760	891,106
Loans held for sale	8,282	5,999
Loans, net of allowance for loan losses of $23,250 and $27,609	1,934,515	1,644,317
FHLB and other stock, at cost	13,854	15,629
Premises and equipment, net	60,527	55,957
Goodwill	73,450	64,900
Purchased intangible assets	5,096	5,125
Cash surrender value of life insurance	62,002	61,292
Interest receivable and other assets	32,630	41,564

Total assets	$3,122,516	$2,847,209

Liabilities
Deposits
Noninterest bearing	$513,393	$436,550
Interest bearing	1,954,928	1,764,078

Total deposits	2,468,321	2,200,628
Other borrowings	26,349	38,594
Federal Home Loan Bank (FHLB) advances	214,413	247,858
Subordinated debentures	41,239	46,394
Other liabilities	11,532	8,209

Total liabilities	2,761,854	2,541,683
Commitments and contingent liabilities (Notes 1 and 16)
Shareholders' equity
Preferred stock, no par value
Authorized shares — 400,000
Issued shares — 0
Outstanding shares — 0
Aggregate liquidation preference $0	—	—
Common stock $.50 stated value:
Authorized shares — 100,000,000
Issued shares — 22,222,727 and 20,940,298
Outstanding shares — 21,687,525 and 20,417,224	11,159	10,508
Treasury stock — 535,202 and 523,074 shares, at cost	(8,701)	(8,495)
Additional paid-in capital	246,635	224,793
Retained earnings	97,856	77,586
Accumulated other comprehensive income	13,713	1,134

Total shareholders' equity	360,662	305,526

Total liabilities and shareholders' equity	$3,122,516	$2,847,209

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(Dollar amounts in thousands except per share data)

	2014	2013	2012

Interest income
Loans, including fees	$78,490	$77,095	$83,934
Securities
Taxable	12,366	11,873	12,510
Tax exempt	11,862	12,247	12,160
Other interest income	97	64	164

Total interest income	102,815	101,279	108,768

Interest expense
Deposits	3,678	4,927	7,637
Federal Home Loan Bank advances	3,572	3,307	5,120
Subordinated debentures	1,286	1,675	1,825
Other borrowings	71	70	104

Total interest expense	8,607	9,979	14,686

Net interest income	94,208	91,300	94,082
Provision for loan losses	1,500	4,534	9,850

Net interest income after provision for loan losses	92,708	86,766	84,232
Non-interest income
Service charges on deposit accounts	20,698	20,427	19,815
Interchange income	7,590	7,056	6,540
Mortgage banking	6,754	6,799	9,927
Trust and investment product fees	4,712	4,756	3,650
Increase in cash surrender value of life insurance	1,298	1,378	1,206
Net realized gains/(losses) on securities (includes $24, $835, and $1,867 accumulated other comprehensive income (AOCI) reclassifications for realized net gains on available for sale securities)	24	835	1,867
(Loss) on sale and write-down of OREO	(153)	(539)	(1,359)
Other-than-temporary gain/(loss)
Total impairment (loss)	—	—	(500)
(Loss) recognized in other comprehensive income	—	—	—

Net impairment (loss) recognized in earnings	—	—	(500)
Other income	2,364	2,417	2,745

Total non-interest income	43,287	43,129	43,891
Non-interest expense
Salaries and employee benefits	54,132	52,165	48,990
Net occupancy	7,628	7,139	6,769
Equipment	10,337	9,931	8,564
Intangibles amortization	1,690	1,868	1,835
Telecommunications	1,747	1,796	1,729
Stationery printing and supplies	1,174	1,190	1,337
FDIC assessment	1,620	1,711	2,495
Marketing	3,187	3,660	4,397
Collection expense	1,330	3,300	3,768
Prepayment penalty on FHLB advance	—	2,239	1,313
Bank acquisition expense	3,119	—	—
Consultant expense	1,400	1,582	1,150
Interchange expense	2,287	1,918	1,591
Other expenses	9,569	9,732	10,900

Total non-interest expense	99,220	98,231	94,838

Income before income tax	36,775	31,664	33,285
Income tax expense (includes $8, $284, and $635 income tax expense from AOCI reclassification items)	7,779	5,319	6,027

Net income	$28,996	$26,345	$27,258
Preferred dividends and discount accretion	—	(504)	(2,110)
Redemption of preferred stock	—	(148)	1,357

Net income attributable to common shareholders	$28,996	$25,693	$26,505

Net income per common share:
Basic	$1.40	$1.26	$1.31
Diluted	$1.39	$1.26	$1.30

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(Dollar amounts in thousands except per share data)

	2014	2013	2012

Net income	$28,996	$26,345	$27,258
Other comprehensive income:
Unrealized holding gains/(losses) on securities available for sale	19,056	(37,001)	5,731
Reclassification adjustment for (gains) included in net income	(24)	(835)	(1,867)
Reclassification adjustment for other than temporary loss/(gain) included in net income	—	—	500
Tax effect	(6,453)	13,242	(1,528)

Other comprehensive income/(loss)	12,579	(24,594)	2,836

Comprehensive income	$41,575	$1,751	$30,094

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(Dollar amounts in thousands except per share data)

		Common Stock
					Additional Paid-in Capital		Accumulated Other Comprehensive Income/(Loss)
	Preferred Stock	Shares Outstanding	Amount	Treasury Stock		Retained Earnings		Total

Balance, January 1, 2012	$56,387	20,206,214	$10,411	$(9,367)	$223,510	$32,720	$22,892	$336,553
Net income						27,258		27,258
Other comprehensive income							2,836	2,836
Stock option exercise		19,900	10	324	(214)			120
Stock option expense					169			169
Dividends — common stock ($.08 per share)						(1,623)		(1,623)
Restricted stock award		48,061	14		308			322
Director retainer award		30,350	15		323			338
Dividends — preferred stock						(1,967)		(1,967)
Repurchase of preferred shares	(41,612)					1,357		(40,255)
Accretion of preferred stock discount	143					(143)		—

Balance, December 31, 2012	14,918	20,304,525	10,450	(9,043)	224,096	57,602	25,728	323,751

Net income						26,345		26,345
Other comprehensive income							(24,594)	(24,594)
Purchase of treasury stock		(14,796)		(204)				(204)
Stock option exercise		46,224	23	752	(386)			389
Stock option expense					161			161
Dividends — common stock ($.28 per share)						(5,709)		(5,709)
Restricted stock award		47,971	21		569			590
Director retainer award		33,300	14		353			367
Dividends — preferred stock						(470)		(470)
Repurchase of preferred shares	(14,952)					(148)		(15,100)
Accretion of preferred stock discount	34					(34)		—

Balance, December 31, 2013	—	20,417,224	10,508	(8,495)	224,793	77,586	1,134	305,526

Net income						28,996		28,996
Other comprehensive loss							12,579	12,579
Purchase of treasury stock		(19,078)		(319)				(319)
Stock option exercise		6,950	4	113	(51)			66
Stock option expense					160			160
Dividends — common stock ($.42 per share)						(8,726)		(8,726)
Restricted stock award		34,337	23		464			487
Director retainer award		21,780	11		348			359
Issuance of common stock in acquisition		1,226,312	613		20,921			21,534

Balance, December 31, 2014	$—	21,687,525	$11,159	$(8,701)	$246,635	$97,856	$13,713	$360,662

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(Dollars in thousands)

	2014	2013	2012

Operating Activities
Net income	$28,996	$26,345	$27,258
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500	4,534	9,850
Depreciation expense	5,886	5,783	5,440
Amortization of mortgage servicing rights	1,004	1,472	1,964
(Recovery)/additional impairment of valuation allowance on mortgage servicing rights	25	(750)	676
Securities amortization, net	1,973	3,031	4,717
Amortization of purchased intangible assets	1,690	1,868	1,835
Earnings on cash surrender value of life insurance policies	(1,298)	(1,378)	(1,206)
Securities gains, net of impairment	(24)	(835)	(1,367)
Gain on loans sold	(4,730)	(5,464)	(7,068)
Loans originated for sale	(165,827)	(218,288)	(246,596)
Proceeds from loan sales	168,832	234,778	253,259
Stock based compensation expense	647	751	491
Stock portion of director retainer fee expense	359	367	338
Loss on sale and write-down of OREO	153	539	1,359
Prepayment penalty on FHLB advance	—	2,239	1,313
Change in other assets and liabilities	4,172	5,091	1,916

Net cash provided by operating activities	43,358	60,083	54,179
Investing Activities
Net change in short term investments	(1,915)	—	—
Purchases of securities available for sale	(61,756)	(233,958)	(220,543)
Proceeds from calls, maturities, and payments on securities available for sale	106,268	125,010	131,130
Proceeds from sales of securities available for sale	27,131	80,151	64,176
Loan originations and payments, net	(110,124)	(128,650)	(15,060)
Purchases of premises and equipment	(5,593)	(7,631)	(7,387)
Proceeds from sale of OREO	3,864	6,023	12,706
Purchase of life insurance policies	—	(504)	(10,000)
Proceeds from redemption of FHLB stock	3,251	10	217
Proceeds from life insurance benefit	588	—	—
Cash received/(paid) from bank/branch acquisitions, net	(10,686)	18,157	5,464

Net cash provided/(used) by investing activities	(48,972)	(141,392)	(39,297)
Financing Activities
Net change in deposits	83,796	(6,594)	(11,709)
Net change in other borrowings	(13,293)	4,075	8,730
Proceeds from FHLB advances	825,000	665,000	95,000
Repayment of FHLB advances	(874,745)	(560,433)	(106,688)
Cash dividends on preferred stock	—	(470)	(1,967)
Cash dividends on common stock	(8,726)	(5,709)	(1,623)
Purchase of treasury shares	(319)	(204)	—
Repurchase of preferred stock	—	(15,100)	(40,255)
Repayment of subordinated debentures, net	(5,000)	(4,000)	—
Proceeds from exercise of stock options, including tax benefit	66	414	132

Net cash provided/(used) by financing activities	6,779	76,979	(58,380)

Net change in cash and cash equivalents	1,165	(4,330)	(43,498)
Cash and cash equivalents, beginning of year	61,320	65,650	109,148

Cash and cash equivalents, end of year	$62,485	$61,320	$65,650

Supplemental cash flow information
Interest paid	$8,807	$10,375	$15,382
Income taxes paid	4,725	2,400	3,893
Supplemental non cash disclosure
Loan balances transferred to foreclosed real estate	2,585	4,005	5,286

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

       The Company's wholly owned subsidiaries include MainSource Bank ("the Bank"), MainSource Title, LLC, MainSource Insurance, LLC, Insurance Services Marketing, LLC, and MainSource Risk Management. In the fourth quarter of 2014, the Company acquired 100% of the outstanding common shares of MBT Bancorp ("MBT"). and its subsidiary The Merchant's Bank and Trust Company. At the date of acquisition, MBT's wholly-owned bank subsidiary, The Merchant's Bank and Trust Company, was merged into MainSource Bank. (See NOTE 26).

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

       Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and actual results could differ.

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

       For all classes of financing receivables, interest accrued but not received for loans placed on non-accrual is reversed against interest income. Payments received on such loans subsequent to being placed on non-accrual are applied to the principal balance of the loans. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Troubled Debt Restructurings, ("TDRs") normally follow the same guidelines as regular loans in placing on non-accrual status.

       Loans acquired in a business combination are designated as purchased loans. These loans are recorded at their fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. An allowance for loan losses is not carried over as of the acquisition date. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under Financial Accounting Standards Board Accounting Standards Codification 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Expected cash flows at the acquisition date in excess of the fair value of loans are considered to be accretable yield, which is recognized as interest income over the life of the loan using a level yield method.

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

       The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 3 years. This actual loss experience is supplemented with other economic factors based on the risks present. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The allowance for loans collectively evaluated for impairment also consists of reserves on certain loans that are classified but determined not to be impaired based on an analysis which incorporates probability of default with a loss given default scenario.

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

       Servicing fee income, which is reported on the income statement as mortgage banking in non-interest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $2,065, $2,038 and $1,864 for the years ended December 31, 2014, 2013 and 2012. Late fees and ancillary fees related to loan servicing are not material.

       Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of interest rate locks are recorded at the time of commitment, adjusted for expected fall out before the loan is funded. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. The fair value of these forward commitments is estimated based on the change in mortgage interest rates from the date the commitment is entered into. Any changes are recorded in mortgage banking on the income statement. The amount of income/(expense) related to these derivatives was $450, $(1,675), and $1,740 in 2014, 2013, and 2012 and is included in the "Gain from sale of mortgage loans and interest rate locks" in Note 14. See Note 14 for additional information on mortgage banking activities.

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

       Goodwill and Other Intangible Assets: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually and more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected June 30 of each year as the date to perform its impairment review. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company's balance sheet.

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

       Earnings Per Common Share: Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options as well as stock warrants issued as part of the Treasury Department's Capital Purchase Program. Earnings and dividends per share are restated for all stock splits and dividends through the date of issuance of the financial statements.

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

       Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank is required to meet regulatory reserve and clearing requirements.

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

       Dividend Restriction: Banking regulations require banks to maintain certain capital levels and may limit the dividends paid to the holding companies or by holding companies to shareholders.

       Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 7. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

       Operating Segments: While the Company monitors the revenue streams of its various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's financial service operations are considered by management to be aggregated in one reportable operating segment.

       Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders' equity.

  Adoption of New Accounting Standards:

       In June 2014, the FASB issued ASU No. 2014-11 "Transfers and Servicing (Topic 860) — Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures." ASU 2014-11 aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. In addition the disclosure of certain transactions accounted for as sales is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is prohibited. The Company is currently assessing the impact of ASU 2014-11.

       In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)." The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. Early application is not permitted. The Company is currently assessing the impact of ASU 2014-09.

       In January 2014, the FASB issued ASU No. 2014-04 "Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40) — Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure." ASU 2014-04 clarifies when an in substance repossession or foreclosure occurs and requires interim and annual disclosures of the amount of foreclosed residential real estate property and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 is effective either on a modified retrospective transition method or a prospective transition method for interim and annual periods beginning after December 15, 2014. Early adoption is permitted. The Company is currently assessing the impact of ASU 2014-04.

NOTE 2 — PREFERRED STOCK AND STOCK REPURCHASE

       On January 16, 2009, the Company entered into an agreement with the United States Department of Treasury (the "Treasury Department") as part of the Treasury Department's Capital Purchase Program. Under this agreement, the Company issued to the Treasury Department 57,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("preferred stock"), having a liquidation amount per share of $1,000, for a total price of $57 million.

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

       On July 10, 2013, the Company notified the remaining holders of its preferred stock that it intended to redeem all 15,100 preferred shares that remained outstanding. The effective date for the redemption was August 12, 2013. The purchase price for shares of the preferred stock in the redemption was the stated liquidation value of $1,000 per share, plus any accrued or unpaid dividends that had been earned thereon up to, but not including, the date of redemption. The difference between the book value of $14,952 and redemption price of $15,100 was charged to retained earnings. As a result of this redemption, no shares of the Company's preferred stock remain outstanding.

       In addition to the preferred shares, the Treasury Department received a warrant to purchase 571,906 shares of the Company's common stock at an initial per-share exercise price of $14.95. The warrant provides for the adjustment of the exercise price and the number of shares of the Company's common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Company common stock, and upon certain issuances of the Company common stock at or below a specified price relative to the initial exercise price. The SEC and FASB indicated they would not object to permanent equity classification under the Capital Purchase Program. The warrant has a term of ten years and is currently exercisable. Like stock options, the warrant issued through the Capital Purchase Program is potentially dilutive. On June 6, 2013, the Treasury Department announced it had completed an auction to sell the warrant in a private transaction. The average stock price for the Company for 2014, 2013, and 2012 was $17.27, $14.58, and $11.45 per share, respectively, and the warrant issued in 2009 has an exercise price of $14.95 per share. This resulted in no additional dilutive shares in calculating earnings per share for 2013 and 2012, but 76,828 dilutive shares in 2014.

NOTE 3 — RESTRICTION ON CASH AND DUE FROM BANKS

       The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The reserves required at December 31, 2014 and 2013 were $18,590 and $15,641. The Company had no compensating balance requirements at December 31, 2014 and 2013.

NOTE 4 — SECURITIES

       The fair value of securities available for sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income was as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

As of December 31, 2014
Available for Sale
U. S. government agency	$652	$10	$(1)	$661
State and municipal	316,048	18,603	(353)	334,298
Mortgage-backed securities-residential (Government Sponsored Entity)	178,534	4,071	(433)	182,172
Collateralized mortgage obligations (Government Sponsored Entity)	344,556	2,743	(3,862)	343,437
Equity securities	4,689	—	—	4,689
Other securities	2,503	—	—	2,503

Total available for sale	$846,982	$25,427	$(4,649)	$867,760

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

As of December 31, 2013
Available for Sale
U. S. government agency	$793	$5	$—	$798
State and municipal	321,151	12,173	(2,212)	331,112
Mortgage-backed securities-residential (Government Sponsored Entity)	186,054	3,175	(3,800)	185,429
Collateralized mortgage obligations (Government Sponsored Entity)	372,896	1,642	(9,229)	365,309
Equity securities	4,939	—	—	4,939
Other securities	3,527	—	(8)	3,519

Total available for sale	$889,360	$16,995	$(15,249)	$891,106

       Contractual maturities of securities available for sale at December 31, 2014 were as follows. Securities not due at a single maturity or with no maturity at year end are shown separately.

	Available for Sale
	Amortized Cost	Fair Value

Within one year	$15,262	$15,438
One through five years	53,948	55,735
Six through ten years	137,527	144,624
After ten years	112,466	121,665
Mortgage-backed securities-residential (Government Sponsored Entity)	178,534	182,172
Collateralized mortgage obligations (Government Sponsored Entity)	344,556	343,437
Equity securities	4,689	4,689

Total available for sale securities	$846,982	$867,760

       Gross proceeds from sales of securities available for sale during 2014, 2013 and 2012 were $27,131, $80,151, and $64,176. Gross gains of $570, $912 and $1,944 and gross losses of $546, $77, and $77 were realized on those sales in 2014, 2013 and 2012, respectively. The tax provision related to these net realized gains was $8, $284, and $635 respectively.

       Securities with a carrying value of $352,868 and $323,542 were pledged at December 31, 2014 and 2013 to secure certain deposits and repurchase agreements, secure future funding needs, and for other purposes as permitted or required by law.

       At year end 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity.

       Below is a summary of securities with unrealized losses as of year-end 2014 and 2013 presented by length of time the securities have been in a continuous unrealized loss position.

2014	Less than 12 months		12 months or longer		Total

Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U. S. government agency	$122	$(1)	$—	$—	$122	$(1)
State and municipal	16,659	(147)	13,340	(206)	29,999	(353)
Mortgage-backed securities-residential (Government Sponsored Entity)	24,925	(51)	32,541	(382)	57,466	(433)
Collateralized mortgage obligations (Government Sponsored Entity)	21,775	(114)	150,094	(3,748)	171,869	(3,862)
Other securities	—	—	—	—	—	—

Total temporarily impaired	$63,481	$(313)	$195,975	$(4,336)	$259,456	$(4,649)

2013	Less than 12 months		12 months or longer		Total

Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and municipal	$31,660	$(1,791)	$4,153	$(421)	$35,813	$(2,212)
Mortgage-backed securities-residential (Government Sponsored Entity)	114,036	(3,800)	—	—	114,036	(3,800)
Collateralized mortgage obligations (Government Sponsored Entity)	267,579	(9,040)	4,100	(189)	271,679	(9,229)
Other securities	—	—	993	(8)	993	(8)

Total temporarily impaired	$413,275	$(14,631)	$9,246	$(618)	$422,521	$(15,249)

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

       As of December 31, 2014, the Company's security portfolio consisted of 1,061 securities, 132 of which were in an unrealized loss position. Unrealized losses on state and municipal securities of $353 have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to changes in interest rates. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

       At December 31, 2014, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value of approximately $433 is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is unlikely that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.

       The Company's collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations which were issued by U.S. government-sponsored entities and agencies. The government has affirmed its commitment to support. These securities with an unrealized loss had a market value of $171,869 and unrealized losses of approximately $3,862 at December 31, 2014. The Company monitors to ensure it has adequate credit support and as of December 31, 2014, the Company believes there is no OTTI and does not have the intent to sell these securities and it is unlikely that it will be required to sell the securities before their anticipated recovery. All securities are investment grade.

       In 2012, there was a $500 impairment loss recognized on one equity security reducing its fair value to $250. This amount is shown as an impairment loss on the income statement. In 2014, this impairment loss of $500 was recovered.

NOTE 5 — LOANS AND ALLOWANCE FOR LOAN LOSSES

       Loans were as follows:

	December 31, 2014	December 31, 2013

Commercial
Commercial and industrial	$275,646	$180,378
Agricultural	46,784	30,323
Commercial Real Estate
Farm	76,849	76,082
Hotel	74,962	108,226
Construction and development	61,640	35,731
Other	666,417	546,970
Residential
1-4 family	435,336	403,733
Home equity	274,159	244,277
Consumer
Direct	45,360	45,129
Indirect	612	1,077

Total loans	1,957,765	1,671,926
Allowance for loan losses	(23,250)	(27,609)

Net loans	$1,934,515	$1,644,317

       Financing receivables purchased during the year ended December 31, 2014 by portfolio class are as follows (See NOTE 26). These loans are included in the above table and all other tables below in the recorded investment amount. No allowance for loan losses is provided for these loans at December 31, 2014.

Commercial and industrial	$26,152
Construction and development	2,037
Other real estate	98,436
1-4 family	36,490
Home equity	16,278
Direct	2,006

$181,399

       The Company also purchased some credit impaired loans during year. These loans had a net balance of under $1,000 so additional disclosures were not made due to their immateriality.

       The following tables present the activity in the allowance for loan losses by portfolio segment for the years ending December 31, 2014, 2013, and 2012:

2014	Commercial	Commercial Real Estate	Residential	Consumer	Total

Allowance for loan losses
Balance, January 1	$3,291	$20,210	$3,409	$699	$27,609
Provision charged to expense	(1,204)	(1,284)	1,977	2,011	1,500
Losses charged off	(241)	(5,583)	(2,295)	(2,899)	(11,018)
Recoveries	1,131	2,262	410	1,356	5,159

Balance, December 31	$2,977	$15,605	$3,501	$1,167	$23,250

2013	Commercial	Commercial Real Estate	Residential	Consumer	Total

Allowance for loan losses
Balance, January 1	$3,894	$24,157	$3,180	$996	$32,227
Provision charged to expense	208	1,319	1,928	1,079	4,534
Losses charged off	(1,152)	(6,353)	(2,349)	(2,648)	(12,502)
Recoveries	341	1,087	650	1,272	3,350

Balance, December 31	$3,291	$20,210	$3,409	$699	$27,609

2012	Commercial	Commercial Real Estate	Residential	Consumer	Total

Allowance for loan losses
Balance, January 1	$5,562	$30,476	$2,972	$879	$39,889
Provision charged to expense	(265)	4,802	3,490	1,823	9,850
Losses charged off	(1,946)	(13,553)	(3,547)	(3,286)	(22,332)
Recoveries	543	2,432	265	1,580	4,820

Balance, December 31	$3,894	$24,157	$3,180	$996	$32,227

       The following table presents the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment method as of December 31, 2014 and 2013:

December 31, 2014	Commercial	Commercial Real Estate	Residential	Consumer	Total

Allowance for loan losses
Ending Balance individually evaluated for impairment	$162	$705	$183	$—	$1,050
Ending Balance collectively evaluated for impairment	2,815	14,900	3,318	1,167	22,200

Total ending allowance balance	$2,977	$15,605	$3,501	$1,167	$23,250

Loans
Ending Balance individually evaluated for impairment	$705	$24,722	$10,662	$220	$36,309
Ending Balance collectively evaluated for impairment	321,725	855,146	698,833	45,752	1,921,456

Total ending loan balance excludes $5,605 of accrued interest	$322,430	$879,868	$709,495	$45,972	$1,957,765

December 31, 2013	Commercial	Commercial Real Estate	Residential	Consumer	Total

Allowance for loan losses
Ending Balance individually evaluated for impairment	$13	$1,167	$105	$2	$1,287
Ending Balance collectively evaluated for impairment	3,278	19,043	3,304	697	26,322

Total ending allowance balance	$3,291	$20,210	$3,409	$699	$27,609

Loans
Ending Balance individually evaluated for impairment	$300	$21,240	$10,797	$785	$33,122
Ending Balance collectively evaluated for impairment	210,401	745,769	637,213	45,421	$1,638,804

Total ending loan balance excludes $5,043 of accrued interest	$210,701	$767,009	$648,010	$46,206	$1,671,926

       The allowance for loans collectively evaluated for impairment consists of reserves on groups of similar loans based on historical loss experience adjusted for other factors, as well as reserves on certain loans that are classified but determined not to be impaired based on an analysis which incorporates probability of default with a loss given default scenario. The reserves on these loans totaled $2,426 at December 31, 2014 and $5,783 at December 31, 2013.

       Nonperforming loans were as follows:

December 31	2014	2013

Loans past due 90 days or more still on accrual	$—	$14
Troubled debt restructurings (accruing)	15,243	4,188
Non-accrual loans	13,596	22,341

Total	$28,839	$26,543

       Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

       The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014, 2013, and 2012. Performing troubled debt restructurings at December 31, 2014 and 2013, totaling $7,499 and $6,593 were excluded as allowed by ASC 310-40.

December 31, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Interest Income Recognized	Cash Basis Interest Recognized

With an allowance recorded
Commercial
Commercial and industrial	$82	$64	$12
Agricultural	397	150	150
Commercial Real Estate
Farm	76	76	21
Hotel	—	—	—
Construction and development	—	—	—
Other	979	889	684
Residential
1-4 Family	1,543	1,478	178
Home Equity	167	167	5
Consumer
Direct	—	—	—
Indirect	—	—	—

Subtotal — impaired with allowance recorded	3,244	2,824	1,050
With no related allowance recorded
Commercial
Commercial and industrial	761	491		$10	$10
Agricultural	—	—
Commercial Real Estate
Farm	864	616
Hotel	11,423	11,377
Construction and development	84	78
Other	5,848	4,186		94	94
Residential
1-4 Family	7,325	6,400		28	28
Home Equity	2,847	2,618		15	15
Consumer
Direct	238	213		17	17
Indirect	7	7

Subtotal — impaired with no allowance recorded	29,397	25,986	—	164	164

Total impaired loans	$32,641	$28,810	$1,050	$164	$164

December 31, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Interest Income Recognized	Cash Basis Interest Recognized

With an allowance recorded
Commercial
Commercial and industrial	$194	$177	$13
Agricultural	—	—	—
Commercial Real Estate
Farm	625	436	61
Hotel	—	—	—
Construction and development	—	—	—
Other	7,309	6,382	1,106
Residential
1-4 Family	1,089	981	102
Home Equity	50	50	3
Consumer
Direct	126	126	2
Indirect	—	—	—

Subtotal — impaired with allowance recorded	9,393	8,152	1,287
With no related allowance recorded
Commercial
Commercial and industrial	$204	$123		$12	$12
Agricultural	—	—		—	—
Commercial Real Estate
Farm	767	657		11	11
Hotel	—	—		1	1
Construction and development	942	795		45	45
Other	8,651	6,377		72	72
Residential
1-4 Family	8,931	8,007		15	15
Home Equity	1,860	1,759		13	13
Consumer
Direct	675	649		17	17
Indirect	11	10		—	—

Subtotal — impaired with no allowance recorded	22,041	18,377	—	186	186

Total impaired loans	$31,434	$26,529	$1,287	$186	$186

December 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Interest Income Recognized	Cash Basis Interest Recognized

With an allowance recorded
Commercial
Commercial and industrial	$305	$305	$150
Agricultural	—	—	—
Commercial Real Estate
Farm	922	922	442
Hotel
Construction and development	742	644	240
Other	9,727	9,419	2,385
Residential
1-4 Family
Home Equity
Consumer
Direct
Indirect

Subtotal — impaired with allowance recorded	11,696	11,290	3,217
With no related allowance recorded
Commercial
Commercial and industrial	$2,115	$1,492		$76	$76
Agricultural	1	—
Commercial Real Estate
Farm	741	663		9	9
Hotel	6,257	5,968
Construction and development	2,685	1,499		108	108
Other	20,047	14,384		129	129
Residential
1-4 Family	13,110	11,548		3	3
Home Equity	2,801	2,627		17	17
Consumer
Direct	1,083	1,066		9	9
Indirect	19	17		7	7

Subtotal — impaired with no allowance recorded	48,859	39,264	—	358	358

Total impaired loans	$60,555	$50,554	$3,217	$358	$358

       The following table presents the average recorded investment of impaired loans in 2014, 2013, and 2012.

	2014	2013	2012

Commercial
Commercial and industrial	$308	$997	$4,401
Agricultural	195	—	23
Commercial Real Estate
Farm	875	1,360	1,180
Hotel	7,255	1,194	2,388
Construction and development	270	1,514	4,751
Other	9,259	18,150	25,716
Residential
1-4 family	8,062	10,372	11,778
Home equity	2,535	2,420	2,719
Consumer
Direct	264	893	1,041
Indirect	6	14	41

Total loans	$29,029	$36,914	$54,038

       The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2014 and 2013.

	Non-accrual		Past due over 90 days and still accruing

December 31,	2014	2013	2014	2013

Commercial
Commercial and industrial	$479	$159	$—	$14
Agricultural	150	—	—	—
Commercial Real Estate
Farm	692	1,093	—	—
Hotel	—	—	—	—
Construction and development	78	329	—	—
Other	3,744	11,489	—	—
Residential
1-4 Family	6,428	7,635	—	—
Home Equity	1,841	1,452	—	—
Consumer
Direct	177	174	—	—
Indirect	7	10	—	—

Total	$13,596	$22,341	$—	$14

       The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 and 2013 by class of loans:

December 31, 2014	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

Commercial
Commercial and industrial	$275,646	$441	$75	$210	$726	$274,920
Agricultural	46,784	—	—	—	—	46,784
Commercial Real Estate
Farm	76,849	—	—	327	327	76,522
Hotel	74,962	—	—	—	—	74,962
Construction and development	61,640	—	78	—	78	61,562
Other	666,417	933	755	1,919	3,607	662,810
Residential
1-4 Family	435,336	6,217	1,719	3,186	11,122	424,214
Home Equity	274,159	751	250	1,521	2,522	271,637
Consumer
Direct	45,360	91	17	162	270	45,090
Indirect	612	6	7	—	13	599

Total — excludes $5,605 of accrued interest	$1,957,765	$8,439	$2,901	$7,325	$18,665	$1,939,100

December 31, 2013	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

Commercial
Commercial and industrial	$180,378	$64	$24	$72	$160	$180,218
Agricultural	30,323	—	—	—	—	30,323
Commercial Real Estate
Farm	76,082	—	—	697	697	75,385
Hotel	108,226	—	—	—	—	108,226
Construction and development	35,731	466	—	329	795	34,936
Other	546,970	984	187	5,944	7,115	539,855
Residential
1-4 Family	403,733	7,381	1,969	4,936	14,286	389,447
Home Equity	244,277	646	313	1,025	1,984	242,293
Consumer
Direct	45,129	192	32	126	350	44,779
Indirect	1,077	2	4	—	6	1,071

Total — excludes $5,043 of accrued interest	$1,671,926	$9,735	$2,529	$13,129	$25,393	$1,646,533

  Troubled Debt Restructurings

       During the years ending December 31, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

       Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 60 months to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 480 months.

       The total of troubled debt restructurings at December 31, 2014 and 2013 was $23,325 and $14,347 respectively. Included in the TDR totals are non-accrual loans of $575 and $3,566 at December 31, 2014 and 2013 and performing loans of $7,499 at December 31, 2014 and $6,593 at December 31, 2013. The Company has allocated $485 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2014. The Company has committed to lend additional amounts totaling $0 to customers with outstanding loans that are classified as troubled debt restructurings. At December 31, 2013, the comparable numbers were $534 of specific reserves and $0 of commitments.

       The following tables present loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2014, 2013 and 2012:

2014	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial Real Estate
Hotel	2	$15,362	$11,550
Other	2	1,015	1,015
Residential
1-4 Family	5	628	628
Home Equity	1	34	34
Consumer
Direct	1	26	26

Total	11	$17,065	$13,253

2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial
Commercial and industrial	1	$28	$28
Commercial Real Estate
Other real estate	3	344	344
Residential
1-4 Family	7	359	359
Home Equity	1	20	20
Consumer
Direct	1	30	30

Total	13	$781	$781

2012	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial
Commercial and industrial	2	$179	$179
Commercial Real Estate
Hotel	2	7,727	5,968
Other	7	6,241	5,367
Residential
1-4 Family	1	91	91
Home Equity	1	70	70
Consumer
Direct	1	4	4

Total	14	$14,312	$11,679

       The troubled debt restructurings described above increased the allowance for loan losses by $130, $30 and $10 and resulted in charge offs of $3,849, $442 and $2,477 during the years ending December 31, 2014, 2013 and 2012 respectively.

       The following tables present loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ending December 31, 2014, 2013 and 2012:

2014	Number of Loans	Recorded Investment

Commercial real estate
Other	1	$1,431
Residential
1-4 Family	2	102
Home equity	1	14

Total	4	$1,547

2013	Number of Loans	Recorded Investment

Residential
1-4 Family	2	$89
Home Equity	1	15
Consumer
Direct	1	4

Total	4	$108

2012	Number of Loans	Recorded Investment

Commercial
Commercial and industrial	3	$2,195
Commercial real estate:
Development	1	323
Other	9	3,332
Residential
1-4 Family	2	125
Home Equity	1	12

Total	16	$5,987

       A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $0, $0 and $256 and resulted in charge offs of $0, $0 and $1,192 during the years ending December 31, 2014, 2013 and 2012 respectively.

       In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company's internal underwriting policy.

       The terms of certain other loans were modified during years ending December 31, 2014 and 2013 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2014 and 2013 of $4,424 and $0. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

  Credit Quality Indicators:

       The Company categorizes loans into risk categories based on relevant information about the ability of the borrower to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes commercial and commercial real estate loans individually by classifying the loans as to credit risk. This analysis includes the top 75 credit relationships on an annual basis. The Company uses the following definitions for risk ratings:

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

       As of December 31, 2014 and 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2014	Pass	Special Mention	Substandard	Non-accrual

Commercial
Commercial and industrial	$226,731	$9,926	$1,596	$35
Agricultural	46,634	—	—	150
Commercial Real Estate
Farm	75,191	966	—	692
Hotel	60,704	2,835	11,423	—
Construction and development	60,971	372	219	78
Other	525,758	20,823	9,689	2,323

Total	$995,989	$34,922	$22,927	$3,278

December 31, 2013	Pass	Special Mention	Substandard	Non-accrual

Commercial
Commercial and industrial	$144,744	$4,538	$1,250	$159
Agricultural	30,206	—	—	—
Commercial Real Estate
Farm	$73,006	105	—	1,093
Hotel	61,195	31,401	15,630	—
Construction and development	34,672	—	466	329
Other	388,719	20,893	9,931	11,489

Total	$732,542	$56,937	$27,277	$13,070

       Loans not analyzed individually as part of the above described process are classified by delinquency. These loans are primarily smaller commercial (<$250), smaller commercial real estate (<$250), residential mortgage and consumer loans. All commercial, commercial real estate, or consumer loans fully or partially secured by 1-4 family residential real estate that are 60-89 days past due will be classified as Watch. If loans are greater than 90 days past due or commercial or commercial real estate loans on non-accrual, they will be classified as Substandard. Consumer loans not secured by 1-4 family residential real estate that are 60-119 days past due will be classified Substandard while loans greater than 119 days will be classified as Loss. As of December 31, 2014 and December 31, 2013, the grading of loans by category was as follows:

December 31, 2014	Performing	Watch	Substandard

Commercial
Commercial and industrial	$36,839	$75	$444
Commercial Real Estate
Other	106,247	156	1,421

Total	$143,086	$231	$1,865

December 31, 2013	Performing	Watch	Substandard

Commercial
Commercial and industrial	$29,664	$23	$—
Agricultural	117	—	—
Commercial Real Estate
Farm	1,878	—	—
Construction and development	264	—	—
Other	115,938	—	—

Total	$147,861	$23	$—

December 31, 2014	Performing	Watch	Substandard

Residential
1-4 Family	$430,431	$1,719	$3,186
Home Equity	272,388	250	1,521

Total	$702,819	$1,969	$4,707

December 31, 2014	Performing	Substandard	Loss

Consumer
Direct	$45,181	$142	$37
Indirect	605	7	—

Total	$45,786	$149	$37

December 31, 2013	Performing	Watch	Substandard

Residential
1-4 Family	$396,098	$2,703	$4,932
Home Equity	242,825	424	1,028

Total	$638,923	$3,127	$5,960

December 31, 2013	Performing	Substandard	Loss

Consumer
Direct	$44,955	$47	$127
Indirect	1,067	10	—

Total	$46,022	$57	$127

NOTE 6 — OTHER REAL ESTATE OWNED

       Activity in the real estate owned assets, which are included in interest receivable and other assets in the consolidated balance sheets, was as follows:

	2014	2013	2012

Beginning Balance	$4,120	$6,677	$15,456
Transfer to other real estate owned	2,585	4,005	5,286
Sale — Out of other real estate owned	(3,597)	(5,708)	(12,089)
Write-down	(420)	(854)	(1,976)

Ending Balance	$2,688	$4,120	$6,677

       The value of the sale amount above is the carrying value of the property when it was sold.

       Activity in the valuation account for other real estate was as follows:

	2014	2013	2012

Beginning Balance — January 1	$(1,328)	$(1,672)	$(2,279)
Impairments during year	(420)	(854)	(1,976)
Recovery on impairments	—	—	—
Reductions	1,300	1,198	2,583

Ending Balance — December 31	$(448)	$(1,328)	$(1,672)

       Net loss on OREO activity which is included in non-interest income and expenses related to foreclosed assets included in other expenses in the consolidated statements of income, were as follows:

	2014	2013	2012

Write-downs	$420	$854	$1,976
Losses/(gains)on sales	(267)	(315)	(617)

Net loss	$153	$539	$1,359

Operating expenses	$150	$417	$624

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

       The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals or industry accepted valuation methods and excludes loans evaluated under the present value of cash flows. In a limited number of situations, the Company's appraisal department is determining the value of appraisal. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the loan officers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. These adjustments typically range from 0%-50%. Impaired loans are evaluated quarterly for additional impairment and take into account changing market conditions, specific information in the market the property is located, and the overall economic climate as well as overall changes in the credit. The Company's Appraisal Manager has the overall responsibility for all appraisals. The Company's loan officer responsible for the loan, the special assets officer, as well as the senior officers of the Company review the adjustments made to the appraisal for market and disposal costs on the loan.

       The fair value of servicing rights is based on a valuation model from a third party that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The inputs used include estimates of prepayment speeds, discount rate, cost to service, contractual servicing fee income, late fees, and float income. The most significant assumption used to value mortgage servicing rights is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At December 31, 2014 the constant prepayment speed (PSA) used was 190 and the discount rate was 10.0%. At December 31, 2013 the constant prepayment speed (PSA) used was 174 and the discount rate was 10.0%. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 3 inputs). On a quarterly basis, loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data.

       The fair value of other real estate owned is measured based on the value of the collateral securing those assets and is determined using several methods. The fair value of real estate is generally determined based on appraisals by qualified licensed (third party) appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Appraisal Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Fair values are reviewed on at least an annual basis. The Company normally applies an internal discount to the value of appraisals used in the fair value evaluation of OREO. The deductions take into account changing business factors and market conditions. These deductions range from 0% to 50%. As noted in the impaired loans discussion above, the Company's Appraisal Manager has the overall responsibility for all appraisals. The Appraisal Manager reports to the Vice President of Credit Administration who reports to the Chief Credit Officer of the Company.

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

Assets and Liabilities Measured on a Recurring Basis

       Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at December 31, 2014 Using:
(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Investment securities available-for-sale
U. S. government agency	$661		$661
States and municipal	334,298		321,488	$12,810
Mortgage-backed securities — residential — Government Sponsored Entity	182,172		182,172
Collateralized mortgage obligations — Government Sponsored Entity	343,437		343,437
Equity securities	4,689	$4,689
Other securities	2,503			2,503

Total investment securities available-for-sale	$867,760	$4,689	$847,758	$15,313

Mortgage banking derivatives	$975		$975

		Fair Value Measurements at December 31, 2013 Using:
(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Investment securities available-for-sale
U. S. government agency	$798		$798
States and municipal	331,112		316,692	$14,420
Mortgage-backed securities — residential — Government Sponsored Entity	185,429		185,429
Collateralized mortgage obligations — Government Sponsored Entity	365,309		365,309
Equity securities	4,939	$4,689		250
Other securities	3,519		993	2,526

Total investment securities available-for-sale	$891,106	$4,689	$869,221	$17,196

Mortgage banking derivatives	$525		$525

       There have been no transfers between Level 1 and 2 during the two years ending December 31, 2014 and 2013.

       The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013:

States and municipal	2014	2013

Beginning balance, January 1	$14,420	$15,470
Total gains or losses (realized / unrealized)
Included in other comprehensive income	5	(99)
Settlements	(1,615)	(951)

Ending balance, December 31	$12,810	$14,420

Equity securities	2014	2013

Beginning balance, January 1	$250	$250
Total gains or losses (realized / unrealized)
Settlements	(250)	—

Ending balance, December 31	$—	$250

Other securities	2014	2013

Beginning balance, January 1	$2,526	$2,557
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(23)	(31)

Ending balance, December 31	$2,503	$2,526

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

Assets and Liabilities Measured on a Non-Recurring Basis

       Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2014 Using:
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans
Commercial and industrial	$—			$—
Agricultural	—			—
Farm real estate	55			55
Other real estate	1,235			1,235

Total impaired loans	$1,290			$1,290
Impaired servicing rights	$1,854			$1,854
Other real estate owned
Construction and development	$21			$21
Other real estate	291			291
1-4 Family	150			150

	$462			$462

		Fair Value Measurements at December 31, 2013 Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans
Commercial and industrial	$76			$76
Farm real estate	375			375
Other real estate	5,112			5,112
1-4 Family	226			226

Total impaired loans	$5,789			$5,789
Impaired servicing rights	$1,794			$1,794
Other real estate owned
Construction and development	$522			$522
Other real estate	425			425
Home equity	67			67

	$1,014			$1,014

       The following represents impairment charges recognized during the period:

       Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $2,056, with a valuation allowance of $766, resulting in an additional provision for loan losses of $181 in 2014. A breakdown of these loans by portfolio class is as follows:

	Recorded Investment	Valuation Allowance	Net

Commercial and industrial	$12	$12	$—
Agricultural	150	150	—
Farm real estate	76	21	55
Other real estate	1,818	583	1,235

Ending Balance	$2,056	$766	$1,290

       At December 31, 2013, impaired loans had a recorded investment of $6,879, with a valuation allowance of $1,090, resulting in an additional provision for loan losses of $432 for the year ending December 31, 2013.

       Impaired tranches of servicing rights were carried at a fair value of $1,854, which is made up of the gross outstanding balance of $2,254, net of a valuation allowance of $400. A charge of $25 was included in 2014 earnings. In 2013, impaired servicing rights were written down to a fair value of $1,794, which was made up of the gross outstanding balance was $2,169, net of a valuation allowance of $375. A recovery of $750 was included in 2013 earnings.

       Other real estate owned/assets held for sale is evaluated at the time a property is acquired through foreclosure or moved to held for sale or shortly thereafter. Fair value is based on appraisals by qualified licensed appraisers. At December 31, 2014, the fair value is made up of the gross outstanding balance of $697, net a valuation allowance of $235. At December 31, 2013, the fair value is made up of the gross outstanding balance of $1,362, net a valuation allowance of $348. During 2014, these properties were written down by $121 which was included in 2014 earnings. During 2013, these properties were written down by $175 which was included in 2013 earnings. A breakdown of these properties by portfolio class at December 31, 2014 is as follows:

	Gross Balance	Valuation Allowance	Net

Construction and development	$30	$9	$21
Other real estate	466	175	291
1-4 Family	201	51	150

Ending Balance	$697	$235	$462

       The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014 and 2013. Impaired commercial, commercial real estate loans, and other real estate owned that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.

December 31, 2014	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range/ Average

Impaired Loans:
Farm real estate	$55	Sales comparison approach	Adjustment for differences between comparable sales	40% 40% Avg
Other	1,235	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	20%-45% 36% Avg

	$1,290
Other real estate owned:
Construction and development	$21	Sales comparison approach	Adjustment for differences between comparable sales.	15% 15% Avg
Other and 1-4 Family	441	Sales comparison approach	Adjustment for differences between comparable sales.	10%-19% 11% Avg

	$462
Mortgage servicing rights	$1,854	Cash flow analysis	Discount rate	10%

December 31, 2013	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range/ Average

Impaired Loans:
Commercial & industrial	$ 76	Sales comparison approach	Adjustment for differences between comparable sales	0%-10% 10% Avg
Farm real estate	375	Sales comparison approach	Adjustment for differences between comparable sales	40% 40% Avg
Other/1-4 Family	5,338 $5,789	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	0%-40% 25% Avg
Other real estate owned:
Construction and development	$ 522	Sales comparison approach	Adjustment for differences between comparable sales.	10% 10% Avg
Other and Home equity	492 $1,014	Sales comparison approach	Adjustment for differences between comparable sales.	10%-15% 10% Avg
Mortgage servicing rights	$1,794	Cash flow analysis	Discount rate	10%

       Carrying amount and estimated fair values of financial instruments, not previously presented, at year end were as follows:

December 31, 2014	Carrying Amount	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents	$62,485	$60,662	$1,823		$62,485
Interest bearing time deposits	1,915		1,915		1,915
Loans including loans held for sale, net	1,941,507		8,514	$1,946,843	1,955,357
FHLB and other stock	13,854				N/A
Interest receivable	10,064		4,459	5,605	10,064
Liabilities
Deposits	(2,468,321)	(513,393)	(1,952,833)		(2,466,226)
Other borrowings	(26,349)		(26,349)		(26,349)
FHLB advances	(214,413)		(219,050)		(219,050)
Interest payable	(599)		(599)		(599)
Subordinated debentures	(41,239)		(24,212)		(24,212)

December 31, 2013	Carrying Amount	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents	$61,320	$55,826	$5,494		$61,320
Loans including loans held for sale, net	1,644,527		6,158	$1,657,199	1,663,357
FHLB and other stock	15,629				N/A
Interest receivable	9,706		4,573	5,133	9,706
Liabilities
Deposits	(2,200,628)	(436,550)	(1,764,719)		(2,201,269)
Other borrowings	(38,594)		(38,594)		(38,594)
FHLB advances	(247,858)		(252,402)		(252,402)
Interest payable	(799)		(799)		(799)
Subordinated debentures	(46,394)		(23,130)		(23,130)

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

(b) FHLB and other stock

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

NOTE 8 — PREMISES AND EQUIPMENT

December 31	2014	2013

Land	$15,019	$14,445
Buildings	55,312	50,638
Furniture and equipment	38,642	35,727

Total cost	108,973	100,810
Accumulated depreciation	(48,446)	(44,853)

Net	$60,527	$55,957

       Depreciation expense was $5,886, $5,783, and $5,440 in 2014, 2013 and 2012.

       Operating Leases: The Company leases certain branch properties under operating leases. Rent expense less rental income was $1,376, $1,056, and $1,126 for 2014, 2013, and 2012. Rent commitments, before considering renewal options that generally are present, were as follows:

2015	$1,348
2016	1,053
2017	841
2018	807
2019	634
Thereafter	1,995

Total	$6,678

       Capital Leases: The Company leases certain land and buildings under capital leases. The lease arrangement requires monthly payments through 2037.

       The Company has included these leases in premises and equipment as follows:

2014

Land and buildings	$1,342
Accumulated depreciation	(10)

$1,332

       The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments at year end 2014:

2015	$96
2016	96
2017	96
2018	96
2019	96
Thereafter	1,759

Total minimum lease payments	$2,239
Less amount representing interest	(843)

Present value of net minimum lease payments	$1,396

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

       The change in carrying amount of goodwill is as follows.

	2014	2013

Balance, January 1	$64,900	$63,947
Acquired goodwill	8,550	953

Balance, December 31	$73,450	$64,900

       The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Impairment exists when a reporting unit's carrying value of goodwill exceeds its fair value. At June 30, 2014, the Company elected to perform a quantitative assessment to determine if the fair value of the reporting unit exceeded its carrying value, including goodwill. The quantitative assessment indicated that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

       A discussion of goodwill acquired in 2014 and 2013 can be found at Note 26.

Acquired Intangible Assets

	2014	2013

Core deposit intangibles	$28,830	$27,169
Other customer relationship intangibles	2,194	2,194
Accumulated amortization	(25,928)	(24,238)

Purchased intangibles, net	$5,096	$5,125

       Aggregate amortization expense was $1,690, $1,868, and $1,835 for 2014, 2013, and 2012.

       Estimated amortization expense for each of the next five years follows:

2015	$1,599
2016	909
2017	541
2018	467
2019	354

NOTE 10 — DEPOSITS

	December 31, 2014	December 31, 2013

Non-interest-bearing demand	$513,393	$436,550
Interest-bearing demand	1,054,780	884,128
Savings	559,761	501,494
Certificates of deposit of $250 or more	56,495	55,181
Other certificates and time deposits	283,892	323,275

Total deposits	$2,468,321	$2,200,628

       Certificates and other time deposits mature as follows:

2015	$204,636
2016	68,623
2017	33,866
2018	21,250
2019	4,546
Thereafter	7,466

Total	$340,387

NOTE 11 — OTHER BORROWINGS

December 31	2014	2013

Other borrowings consisted of the following at year-end:
Securities sold under repurchase agreements	$18,349	$29,394
Federal funds purchased	8,000	9,200

Total other borrowings	$26,349	$38,594

       Securities sold under repurchase agreements ("agreements") consist of obligations secured by securities issued by government-sponsored entities, and a safekeeping agent holds such collateral. The majority of the agreements at December 31, 2014 mature within 30 days.

       Information concerning securities sold under agreements to repurchase is summarized as follows:

	2014	2013	2012

Average daily balance during the year	$25,006	$29,132	$28,243
Average interest rate during the year	0.18%	0.17%	0.34%
Maximum month-end balance during the year	$32,203	$31,479	$30,974
Weighted average interest rate at year-end	0.14%	0.18%	0.20%

NOTE 12 — FEDERAL HOME LOAN BANK ADVANCES

       Federal Home Loan Bank ("FHLB") advances at year end were as follows:

	2014	2013

Maturities from June 2015 through May 2022, primarily fixed rates from 0.43% to 4.8%, averaging 1.9%	$214,413
Maturities from January 2014 through May 2022, primarily fixed rates from 0.3% to 4.8%, averaging 1.3%		$247,858

	$214,413	$247,858

       The majority of the FHLB advances are secured by real estate backed loans totaling approximately 188% of the advance under a blanket security agreement. The advances are subject to restrictions or penalties in the event of prepayment. Of the $214,413 in advances at December 31, 2014, $0 of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the Company may prepay the advance without a penalty. Of the $247,858 in advances at December 31, 2013, $0 of the advances contained such options.

       Required payments over the next five years are:

2015	$54,832
2016	14,671
2017	19,743
2018	75,000
2019	15,000
Thereafter	35,167

NOTE 13 — SUBORDINATED DEBENTURES

       The Company formed four separate trusts in 2002, 2003, and 2006 that issued floating rate trust preferred securities as part of pooled offerings. The Company issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole asset of the trusts. In the first quarter of 2014, the Company redeemed one trust it had acquired in a prior acquisition — Harrodsburg Statutory Trust I. In accordance with accounting guidelines, the trusts are not consolidated with the Company's financial statements, but rather the subordinated debentures are shown as a liability, because the Company is not considered the primary beneficiary of the trusts. The Company's investment in the common stock of the trusts was $1,239 at December 31, 2014 and $1,394 at December 31, 2013 and is included in interest receivable and other assets on the consolidated balance sheets. Interest payments are payable quarterly in arrears and the Company has the option to defer interest payments from time to time for a period not to exceed 20 consecutive quarters. The subordinated debentures mature in 30 years from issuance and can be called anytime after five years at par. The subordinated debentures may be included in Tier 1 capital (with certain limitations) under current regulatory guidelines and interpretations. The following table summarizes the other terms of each issuance.

Trust Name	Issuance	Amount December 31, 2014	Amount December 31, 2013	Variable Rate	Rate as of 12/31/14	Maturity

Trust 1	2002	$8,248	$8,248	LIBOR +3.25%	3.50%	2032
Trust 2	2003	14,433	14,433	LIBOR +3.25%	3.51%	2033
Trust 3	2003	7,217	7,217	LIBOR +3.15%	3.39%	2033
Trust 4	2006	11,341	11,341	LIBOR +1.63%	1.87%	2036
Harrodsburg	2003	—	5,155	LIBOR +3.15%	—	—

		$41,239	$46,394

NOTE 14 — MORTGAGE BANKING AND LOAN SERVICING

       Net revenues from mortgage banking activity consisted of the following:

	Years Ended December 31
	2014	2013	2012

Gain from sale of mortgage loans and interest rate locks	$4,730	$3,956	$9,126
Mortgage loan servicing revenue (expense):
Mortgage loan servicing revenue	3,053	3,565	3,441
Amortization of mortgage servicing rights	(1,004)	(1,472)	(1,964)
Mortgage servicing rights valuation adjustments	(25)	750	(676)

Net servicing revenue	2,024	2,843	801

Net revenue from mortgage banking activity	$6,754	$6,799	$9,927

       Loans serviced for others are not included in the accompanying consolidated balance sheets. Loan servicing fee income was $2,065, $2,038, and $1,864 for 2014, 2013, and 2012. The unpaid principal balances of loans serviced for others totaled $879,664 and $785,794 at December 31, 2014 and 2013. Custodial escrow balances maintained in connection with serviced loans were $6,107 and $6,234 at year end 2014 and 2013. The weighted average amortization period is 6.0 years. Mortgage servicing rights are included in other assets on the consolidated balance sheets. The fair value of capitalized mortgage servicing assets is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates. The carrying value of capitalized mortgage servicing rights was $5,708 and $5,155 at year end 2014 and 2013. Fair value at year-end 2014 was determined using a discount rate of 10%, and prepayment speeds ranging from 95% to 388%, depending on the stratification of the specific right. Fair value at year-end 2013 was determined using a discount rate of 10%, and prepayment speeds ranging from 105% to 368%, depending on the stratification of the specific right. The notional amount of interest rate lock commitments to make 1-4 family residential mortgage loans intended to be sold on the secondary market totaled $34.1 million and

$20.7 million at December 31, 2014 and 2013, respectively. The estimated fair value of these commitments totaled $975 and $525 at December 31, 2014 and 2013, respectively, and is included in other assets on the consolidated balance sheet.

	2014	2013	2012

Mortgage servicing assets
Balances, January 1	$5,155	$4,350	$5,412
Servicing assets capitalized	988	1,527	1,578
Servicing rights acquired	594	—	—
Amortization of servicing assets	(1,004)	(1,472)	(1,964)
Change in valuation allowance	(25)	750	(676)

Balance, December 31	$5,708	$5,155	$4,350

Valuation allowance:
Balances, January 1	$375	$1,125	$449
Additions expensed	75	—	676
Reductions credited to operations	(50)	(750)	—

Balance, December 31	$400	$375	$1,125

NOTE 15 — INCOME TAX

       Income tax expense was as follows:

Year Ended December 31	2014	2013	2012

Income tax expense
Currently payable	$4,578	$3,616	$4,419
Deferred	5,950	1,589	1,731
Change in valuation allowance	(2,749)	114	(123)

Total income tax expense	$7,779	$5,319	$6,027

       Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

Federal statutory income tax rate	35%	35%	35%
Federal statutory income tax	$12,871	$11,082	$11,650
Tax exempt interest	(4,425)	(4,529)	(4,527)
Effect of state income taxes	3,199	111	192
Non-deductible expenses	338	504	349
Tax exempt income on life insurance	(454)	(482)	(422)
Tax credits	(369)	(757)	(861)
Change in valuation allowance	(2,749)	114	(123)
Captive insurance premiums	(371)	(91)	—
Other	(261)	(633)	(231)

Income tax expense	$7,779	$5,319	$6,027

       The components of the net deferred tax asset (liability) are as follows:

December 31	2014	2013

Assets
Allowance for loan losses	$8,425	$10,717
State net operating loss carryforward	3,708	6,357
Credit carryforwards	9,953	9,987
OREO write-downs	559	884
Other	2,940	2,755

Total assets	25,585	30,700

Liabilities
Depreciation	(3,736)	(3,639)
Mortgage servicing rights	(1,932)	(2,046)
Unrealized gain on securities AFS	(7,065)	(611)
Intangibles	(2,706)	(2,197)
Deferred loan fees/costs	(1,691)	(1,513)
Other	(2,163)	(1,290)

Total liabilities	(19,293)	(11,296)

Less: Valuation allowance	(3,281)	(6,030)

Net deferred tax asset	$3,011	$13,374

       As of December 31, 2014, the Company had $2,729 of alternative minimum tax credit carryforwards, which under current tax law have no expiration period. The Company had general business credit carryforwards of $7,224 that begin to expire in 2027.

       The Company has an Indiana state operating loss carryforward of $116,426, which begins to expire in 2019. The Company maintains a valuation allowance to reduce these carryforward items and other Indiana deferred tax assets to the amount expected to be realized.

       A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. At December 31, 2014, the largest component of deferred tax assets is associated with the allowance for loan losses. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. With the exception of the deferred tax asset associated with the Company's Indiana state operating loss carryforward and all Indiana deferred tax activity since 2004, no valuation allowance for deferred tax assets were considered necessary at December 31, 2014 or 2013.

       Retained earnings of the Bank include approximately $13,112 for which no deferred income tax liability has been recognized. This amount represents an allocation of previously acquired institutions to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of "bank" status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for the Company was approximately $4,589 at each of December 31, 2014 and 2013.

Unrecognized Tax Benefits

       The Company does not have any unrecognized tax benefits during any periods presented and does not expect this to significantly change in the next twelve months.

       There were no interest and penalties recorded in the income statement during any period and no amounts accrued for interest and penalties at December 31, 2014, or 2013.

       The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Illinois. The Company is no longer subject to examination by taxing authorities for years before 2011.

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

       Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2014		2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to extend credit and unused lines of credit	$33,721	$581,843	$16,196	$453,500
Commercial letters of credit	—	13,286	—	12,318

       Commitments to make loans are generally made for periods of 60 days or less. Interest rates on fixed rate commitments range from 1.67% to 19.8% with maturities ranging from 1 month to 34 years.

NOTE 17 — DIVIDENDS

       The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described in Note 19. As of December 31, 2014, the Bank could pay out approximately $7,000 in dividends before the Bank would need 2015 income to pay additional dividends without regulatory approval.

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

NOTE 19 — REGULATORY MATTERS

       Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risks inherent in the entity's activities that are not part of the calculated ratios. Failure to meet capital requirements can cause the initiation of regulatory action. Risk adjusted capital levels of the Bank exceed regulatory definitions of well-capitalized institutions.

       Management believes as of December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject. The holding company is a source of additional financial strength with its $6.3 million in cash and its ability to downstream additional capital to the Bank.

       There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on operations. At December 31, 2014 and 2013, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective actions. There are no conditions or events since that notification that management believes have changed the Bank's category.

       Actual and required capital amounts and ratios are presented below.

	Actual		Required for Adequate Capital		To Be Well Capitalized

December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$332,726	16.0%	$165,975	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	309,476	14.9	82,988	4.0	N/A	N/A
Tier 1 capital (to average assets)	309,476	10.2	121,014	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	321,005	15.6%	164,648	8.0%	205,810	10.0%
Tier 1 capital (to risk-weighted assets)	297,755	14.5	82,324	4.0	123,486	6.0
Tier 1 capital (to average assets)	297,755	9.9	119,880	4.0	149,850	5.0

	Actual		Required for Adequate Capital		To Be Well Capitalized

December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$302,181	16.7%	$145,150	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	279,440	15.4	72,575	4.0	N/A	N/A
Tier 1 capital (to average assets)	279,440	10.1	110,428	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$283,653	15.7%	$144,147	8.0%	$180,184	10.0%
Tier 1 capital (to risk-weighted assets)	261,069	14.5	72,074	4.0	108,111	6.0
Tier 1 capital (to average assets)	261,069	9.6	109,090	4.0	136,363	5.0

NOTE 20 — EMPLOYEE BENEFIT PLANS

       The Company has a defined-contribution retirement plan in which substantially all employees may participate. The Company matches 80% of the first 8% of eligible employees' contributions and makes additional contributions based on employee compensation and the overall profitability of the Company. Expense was $2,751 in 2014, $2,419 in 2013, and $2,377 in 2012 which include an additional contribution in 2014, 2013 and 2012 based on the overall profitability of the Company.

NOTE 21 — RELATED PARTY TRANSACTIONS

       The Company has entered into transactions with certain directors, executive officers, significant shareholders and their affiliates or associates (related parties).

       The aggregate amount of loans, as defined, to such related parties was as follows:

Balances, January 1, 2014	$2,497
Changes in composition of related parties	—
New loans, including renewals and advances	270
Payments, including renewals	(623)

Balances, December 31, 2014	$2,144

       Deposits from related parties held by the Company at December 31, 2014 and 2013 totaled $2,241 and $1,342.

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

       The fair value of options granted was determined using the following weighted average assumptions as of grant date.

	2014	2013	2012

Risk-free interest rate	2.08%	1.35%	1.29%
Expected term (years)	7.00	7.00	7.00
Expected stock price volatility	28.04%	33.93%	40.19%
Dividend yield	2.49%	1.77%	0.42%

       A summary of the activity in the 2007 Stock Incentive Plan and the 2003 Plan for 2014 follows:

Options (restated for stock dividends and splits)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, beginning of year	402,139	$13.79
Granted	31,327	16.11
Exercised	(6,950)	9.50
Forfeited or expired	(48,726)	18.48

Outstanding at end of year	377,790	$13.46	4.9	$2,817
Exercisable at year end	288,938	$13.24	3.8	$2,219
Fully vested and expected to vest	370,575	$13.44	4.8	$2,772

       Information related to the 2007 Stock Incentive Plan and the 2003 Plan during each year follows:

	2014	2013	2012

Intrinsic value of options exercised	$55	$265	$124
Cash received from option exercises	66	389	120
Tax benefit realized from option exercises	—	25	12
Weighted average (per share) fair value of options granted	3.78	4.16	4.88

       The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company's common stock as of the reporting date for those options where the exercise price is less than the market price.

       The Company recorded $160, $161, and $169 in stock option compensation expense during 2014, 2013, and 2012 to salaries and employee benefits. As of December 31, 2014, there was $302 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.1 years.

       During the second quarter of 2013, the Executive Compensation Committee of the Board of Directors of the Company granted restricted stock awards in lieu of cash awards to certain executive officers pursuant to the Company's long-term incentive plan (the "LTIP"). Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date, April 10, 2013 ($13.67). The restricted stock awards vest as follows — 80% on the second anniversary of the date of grant and 20% on the third anniversary of the date of grant. A total of 10,792 shares of common stock was granted in 2013.

       Also in the second quarter of each of 2014 and 2013, the Executive Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers and other employees pursuant to the Company's LTIP. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The restricted stock awards vest as follows — 100% on the third anniversary of the date of grant. A total of 34,337 shares of common stock of the Company were granted in 2014 and 37,179 shares of common stock were granted in 2013.

       A summary of changes in the Company's nonvested shares for 2014 follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2014	105,283	$12.85
Granted	34,337	16.30
Vested	(47,697)	11.43
Forfeited	—	—

Nonvested at December 31, 2014	91,923	$14.88

       As of December 31, 2014, there was $765 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the 2007 Stock Incentive Plan that will be recognized over the remaining vesting period of approximately 1.20 years. The recognized compensation costs related to the 2007 Stock Incentive Plan was $487, $590, and $322 for the 2014, 2013, and 2012 respectively.

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

       In the second quarters of 2013 and 2014, members of the Board of Directors received their entire annual retainer in restricted Company stock for the following year. The awards vest quarterly for all directors who remain on the Board of Directors on the vesting date, with 25% of the award vesting on each of May 1, August 1, and November 1, and February 1, of the following year. The value of the retainer awards was determined by multiplying the award amount by the closing price of the stock on the issuance date.

       For all awards, other expense is recognized over the three month period of the awards based on the fair value of the stock at the issue dates. Shares awarded by quarter were as follows:

Quarter		Shares	Price per Share

2012	1Q	8,750	$9.29
	2Q	7,200	$11.83
	3Q	7,200	$11.58
	4Q	7,200	$12.25
2013	1Q	7,200	$13.38
	2Q	26,100	$13.79
2014	2Q	21,780	$16.53

       A total of $359, $367, and $338 was recognized as expense in 2014, 2013, and 2012 for these grants.

NOTE 23 — EARNINGS PER COMMON SHARE

       Earnings per common share were computed as follows:

Year Ended December 31, 2014	Net Income	Weighted Average Shares	Per Share Amount

Basic Earnings Per Common Share
Net income	$28,996	20,706,688	$1.40
Effect of dilutive warrants		76,828
Effect of dilutive stock options		70,552

Diluted Earnings Per Common Share
Net income attributable to common shareholders and assumed conversions	$28,996	20,854,068	$1.39

Year Ended December 31, 2013	Net Income	Weighted Average Shares	Per Share Amount

Basic Earnings Per Common Share
Net income	$26,345
Preferred dividends and discount accretion	(504)
Redemption of preferred shares	(148)

	25,693	20,375,365	$1.26
Effect of dilutive stock options		57,487

Diluted Earnings Per Common Share
Net income attributable to common shareholders and assumed conversions	$25,693	20,432,852	$1.26

Year Ended December 31, 2012	Net Income	Weighted Average Shares	Per Share Amount

Basic Earnings Per Common Share
Net income	$27,258
Preferred dividends and discount accretion	(2,110)
Redemption of preferred shares	1,357

	26,505	20,265,761	$1.31
Effect of dilutive stock options		58,896

Diluted Earnings Per Common Share
Net income attributable to common shareholders and assumed conversions	$26,505	20,324,657	$1.30

       Stock options for 125,530, 281,589, and 289,544 shares of common stock were not considered in computing diluted earnings per common share for 2014, 2013 and 2012 because they were antidilutive. Stock warrants for 571,906 shares of common stock were not considered in computing earnings per share in 2013 and 2012 because they were antidilutive.

NOTE 24 — QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings per Common Share
	Interest Income	Net Interest Income	Net Income
				Basic	Diluted

2014
First quarter	$25,440	$23,221	$6,225	$0.30	$0.30
Second quarter	25,247	23,144	7,754	0.38	0.38
Third quarter	25,041	23,002	8,457	0.41	0.41
Fourth quarter	27,087	24,841	6,560	0.31	0.30
2013
First quarter	$25,316	$22,598	$3,991	$0.19	$0.19
Second quarter	25,036	22,535	7,324	0.35	0.35
Third quarter	25,377	22,953	7,632	0.36	0.36
Fourth quarter	25,550	23,214	7,398	0.36	0.36

NOTE 25 — PARENT ONLY CONDENSED FINANCIAL STATEMENTS

Parent Only Condensed Balance Sheets

December 31	2014	2013

Assets
Cash and cash equivalents	$6,322	$11,667
Securities available for sale	149	399
Investment in subsidiaries	393,060	334,531
Other assets	5,490	7,028

Total assets	$405,021	$353,625

Liabilities
Subordinated debentures	$41,239	$46,394
Other liabilities	3,120	1,705

Total liabilities	44,359	48,099
Shareholders' equity	360,662	305,526

Total liabilities and shareholders' equity	$405,021	$353,625

Parent Only Condensed Statements of Operations

Year Ended December 31	2014	2013	2012

Income
Dividends from subsidiaries	$24,275	$34,200	$47,800
Fees from subsidiaries	13,518	14,160	19,024
Other income	526	9	(845)

Total income	38,319	48,369	65,979
Expenses
Interest expense	1,286	1,675	1,825
Salaries and benefits	11,038	9,790	11,238
Professional fees	1,372	951	1,465
Other expenses	9,381	10,059	13,655

Total expenses	23,077	22,475	28,183

Income before income taxes and equity in undistributed income of subsidiaries	15,242	25,894	37,796
Income tax (benefit)	(3,118)	(2,849)	(3,377)

Income before equity in undistributed income of subsidiaries	18,360	28,743	41,173
Equity in undistributed income (loss) of subsidiaries	10,636	(2,398)	(13,915)

Net income	$28,996	$26,345	$27,258

Parent Only Condensed Statements of Cash Flows

Year Ended December 31	2014	2013	2012

Operating Activities
Net income	$28,996	$26,345	$27,258
Undistributed (income)/loss of subsidiaries	(10,636)	2,398	13,915
Changes in other assets and liabilities	3,862	1,833	2,862

Net cash provided by operating activities	22,222	30,576	44,035
Investing Activities
Capital contributed to subsidiary, net	—	(250)	—
Proceeds from sales of securities	750	—	—
Cash paid for bank acquisition, net	(13,935)	—	—
Purchases of equipment	(403)	(667)	(1,230)

Net cash used by investing activities	(13,588)	(917)	(1,230)
Financing Activities
Proceeds from exercise of stock options	66	389	120
Repurchase of preferred stock	—	(15,100)	(40,255)
Purchase of treasury shares	(319)	(204)	—
Repayment of subordinated debentures, net	(5,000)	(4,000)	—
Cash dividends on preferred stock	—	(470)	(1,967)
Cash dividends on common stock	(8,726)	(5,709)	(1,623)

Net cash used by financing activities	(13,979)	(25,094)	(43,725)

Net change in cash and cash equivalents	(5,345)	4,565	(920)
Cash and cash equivalents, beginning of year	11,667	7,102	8,022

Cash and cash equivalents, end of year	$6,322	$11,667	$7,102

NOTE 26 — ACQUISITIONS

       On October 17, 2014, the Company acquired 100% of the outstanding common shares of MBT Bancorp ("MBT") in exchange for $35.16 in cash or 2.055 shares of common stock of the Company for each share of MBT common stock outstanding. The merger agreement required that 60% of the outstanding shares of MBT common stock be converted into MainSource common stock and 40% of the outstanding shares of MBT common stock be converted into cash. A shareholder election was conducted and completed prior to the closing wherein MBT shareholders were provided the opportunity to select their preferred form of consideration, subject to the allocation and proration procedures contained in the merger agreement. MBT shareholder stock elections were not sufficient to reach the 60% stock requirement established in the merger agreement. Consequently, MBT shareholders who did not make an election received a portion of their merger consideration in MainSource common stock and a portion in cash. In total, the Company issued 1,226,312 shares of common stock and paid $13.9 million in cash to the former shareholders of MBT.

       At the time of the acquisition, MBT's wholly-owned bank subsidiary, The Merchant's Bank and Trust Company, was merged into the Bank. With the acquisition, the Company expanded its presence in the southeastern Indiana and greater Cincinnati market areas. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base and to add new customers in the expanded region. MBT results of operations were included in the Company's results beginning October 18, 2014. Acquisition-related costs of $3,119 were included in the Company's income statement for the year ended December 31, 2014. The fair value of the common shares issued as part of the consideration paid for MBT was determined on the basis of the closing price of the Company's common shares on the acquisition date.

       Goodwill of $8,550 arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies. Goodwill will not be deductible for income tax purposes. The following table summarizes the consideration paid for MBT and the value of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration
Cash	$13,992
Equity Instruments	21,534

Fair Value of Total Consideration	$35,526
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed
Cash and cash equivalents	$3,306
Securities	31,214
Federal Home Loan Bank stock	1,476
Loans	184,716
Premises and equipment	4,863
Core deposit intangibles	1,661
Other assets	3,468

Total assets acquired	230,704
Deposits	183,897
Federal Home Loan Bank advances	16,300
Other liabilities	3,531

Total liabilities assumed	203,728

Total identifiable net assets	$26,976

Goodwill	$8,550

       The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows. However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. Receivables acquired that were not subject to these requirements include non-impaired loans and customer receivables with a fair value and gross contractual amounts receivable of $183,485 and $185,400 on the date of acquisition. The Company did acquire a small number of credit impaired loans. These loans had a net carrying amount of less than $1,000. Accordingly, no additional disclosures were made due to their immateriality.

       The pro forma financial information is not included as it was considered immaterial to the Company's results.

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

       In October, 2012, the Company purchased a brokerage firm in Indianapolis, Indiana for a cash payment of $0.4 million and future cash payments to be made of $0.2 million. As of the date of acquisition, the Company acquired a customer relationship intangible asset of $0.3 million, a small non- compete intangible asset, and goodwill of $0.2 million. The customer relationship intangible asset is being amortized over 13 years and the non-compete intangible asset is being amortized over 5 years. Goodwill and the intangible assets will be deducted for tax purposes over 15 years.

       The above transactions were considered business combinations. Their results of operations are included in the financial statements after acquisition. Proforma data was not considered material and is not presented.

NOTE 27 — BRANCH CLOSURES

       In the second quarter of 2014, the Company closed three branches in the following locations: Griffith, Indiana and the downtown branch located in Linton, Indiana, and one of its branches located in Frankfort, Kentucky. As of December 31, 2013, the three branches had approximately $22 million in total deposits. Included in the operating results of 2014 are $550 of impairment costs for the affected properties, $25 of severance costs, and $25 of other costs related to the closing of the branches.

       In April 2013, the Company closed eight branch offices in the following locations: Redkey, Fortville, Cambridge City, Fountain City, Trafalgar, East Enterprise, and Covington, Indiana and Troy, Ohio. The Company now operates two offices in Troy, Ohio. In total, the eight branches represented approximately $85,000 in deposits. Included in the 2013 operating results are $150 of severance costs, $550 of impairment costs for the affected properties, and $50 of other costs related to the closing of the branches.

NOTE 28 — SUBSEQUENT EVENT

       On January 30, 2015, the Company announced that its wholly owned bank subsidiary, MainSource Bank, entered into a Branch Purchase and Assumption Agreement with Old National Bank ("ONB") pursuant to which the Bank agreed to purchase certain assets from ONB, including ONB's branches in Batesville, Brownstown, Portland and Richmond, Indiana, and Union City, Ohio. This transaction will be accounted for as a business combination. The purchase includes a total of $120 million in deposits and approximately $30 million in loans. The acquired deposits are comprised of approximately 81% transaction/savings accounts and 19% time accounts. Subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions, the transaction is expected to close in the third quarter of 2015.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       In connection with its audits for the three most recent fiscal years ended December 31, 2014, there have been no disagreements with the Company's independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

       Management assessed the Company's system of internal control over financial reporting as of December 31, 2014, in relation to criteria for effective internal control over financial reporting as described in "2013 Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, the Company has excluded the operations of MBT Bancorp acquired during 2014, which is described in Note 26 to the consolidated financial statements. The assets acquired in this acquisition and excluded from management's assessment on internal control over financial reporting comprised approximately 7% of total consolidated assets at December 31, 2014. Based on this assessment, management concluded that as of December 31, 2014, its system of internal controls over financial reporting is effective and meets the criteria of the "2013 Internal Control — Integrated Framework". Crowe Horwath LLP, independent registered public accounting firm, has issued an attestation report dated March 13, 2015 on the Company's internal control over financial reporting. This report is incorporated by reference in Item 8 above, under the heading "Report of Independent Registered Public Accounting Firm".

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

(a)(3) Exhibits:

       2.1       Agreement and Plan of Merger, dated April 7, 2014, by and between MainSource Financial Group, Inc. and MBT Bancorp (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K of the registrant filed on April 7, 2014 with the Commission (Commission File No. 0-12422)).

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

       10.9     Form of Restricted Stock Award Agreement (for Executives) under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the registrant filed on August 8, 2011, for the quarter ending June 30, 2011, with the Commission (Commission File No. 0-12422)).*

       10.10   Change in Control Agreement with Archie M. Brown, Jr. dated November 14, 2011 (incorporated by reference to Exhibit 99.1 to the Report on Form 8-K of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0-12422)).*

       10.11   Change in Control Agreement with James M. Anderson dated November 14, 2011 (incorporated by reference to Exhibit 99.2 to the Report on Form 8-K of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0-12422)).*

       10.12   Change in Control Agreement with Daryl R. Tressler dated November 14, 2011 (incorporated by reference to Exhibit 99.3 to the Report on Form 8-K of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0-12422)).*

       10.13   Change in Control Agreement with William J. Goodwin dated November 14, 2011 (incorporated by reference to Exhibit 99.4 to the Report on Form 8-K of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0-12422)).*

       10.14   MainSource Financial Group, Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed on May 1, 2012 with the Commission (Commission File No. 0-12422)).*

       10.15   Change in Control Agreement with Chris Harrison dated May 4, 2012(incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed on May 10, 2012 with the Commission (Commission File No. 0-12422)).*

       10.16   Form of Voting Agreement dated April 7, 2014 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed on April 7, 2014 with the Commission (Commission File No. 0-12422)).

       10.17   Short-Term Incentive Plan, Effective January 1, 2014 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed on December 23, 2014 with the Commission (Commission File No. 0-12422)).*

       14        Code of Ethical Conduct (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 2003 filed March 12, 2004 with the Commission (Commission File No. 0-12422)).

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

       31.1     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Executive Officer

       31.2     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Financial Officer

       32.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

       32.2     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

       101      The following financial statements and notes from the MainSource Financial Group Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Shareholders' Equity; (v) Condensed Consolidated Statements of Cash Flow; and (vi) the Notes to the condensed consolidated financial statements.**

*
A management contract or compensatory plan or agreement.

**
Furnished, not filed, for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(b)
Exhibits

       Reference is made to Item 15(a)(3) above.

(c)
Schedules

       None required.

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2015.

MAINSOURCE FINANCIAL GROUP, INC.
/s/ Archie M. Brown, Jr. President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities with the Company and on the dates indicated.

Signature		Capacity	Date

/s/	William G. Barron

	William G. Barron	Director	March 13, 2015
/s/	Brian J. Crall

	Brian J. Crall	Lead Director	March 13, 2015
/s/	Philip A. Frantz

	Philip A. Frantz	Director	March 13, 2015
/s/	D.J. Hines

	D.J. Hines	Director	March 13, 2015
/s/	Thomas M. O'Brien

	Thomas M. O'Brien	Director	March 13, 2015
/s/	Kathleen Bardwell

	Kathleen Bardwell	Director	March 13, 2015
/s/	Lawrence R. Rueff DVM

	Lawrence R. Rueff DVM	Director	March 13, 2015
/s/	John G. Seale

	John G. Seale	Director	March 13, 2015
/s/	Charles J. Thayer

	Charles J. Thayer	Director	March 13, 2015
/s/	James M. Anderson

	James M. Anderson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2015

/s/	Patrick A. Weigel

	Patrick A. Weigel	Vice President, Controller (Principal Accounting Officer)	March 13, 2015
/s/	Archie M. Brown, Jr.

	Archie M. Brown, Jr.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 13, 2015