Form 10-Q
period 2015-03-31
MAINSOURCE FINANCIAL GROUP
filed 2015-05-08
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of May 8, 2015 there were outstanding 21,668,720 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except share and per share data)

Item 1.  Financial Statements

	(Unaudited)
	March 31,	December 31,
	2015	2014
Assets
Cash and due from banks	$59,451	$60,662
Money market funds and federal funds sold	10,099	1,823
Cash and cash equivalents	69,550	62,485
Interest bearing time deposits	1,670	1,915
Securities available for sale	871,080	867,760
Loans held for sale	20,706	8,282
Loans, net of allowance for loan losses of $22,638 in 2015 and $23,250 in 2014	1,946,825	1,934,515
FHLB and other stock, at cost	13,854	13,854
Premises and equipment, net	60,660	60,527
Goodwill	73,450	73,450
Purchased intangible assets	4,676	5,096
Cash surrender value of life insurance	61,528	62,002
Interest receivable and other assets	28,831	32,630
Total assets	$3,152,830	$3,122,516

Liabilities
Deposits
Noninterest bearing	$550,497	$513,393
Interest bearing	1,924,737	1,954,928
Total deposits	2,475,234	2,468,321
Other borrowings	20,518	26,349
Federal Home Loan Bank (FHLB) advances	235,480	214,413
Subordinated debentures	41,239	41,239
Other liabilities	11,428	11,532
Total liabilities	2,783,899	2,761,854

Shareholders’ equity
Preferred stock, no par value: Authorized shares - 400,000; Issued shares - 0 Outstanding shares — 0 Aggregate liquidation preference — $0
Common stock $.50 stated value: Authorized shares - 100,000,000 Issued shares — 22,245,067 in 2015 and 22,222,727 in 2014 Outstanding shares — 21,694,815 in 2015 and 21,687,525 in 2014	11,173	11,159
Treasury stock — 550,252 in 2015 and 535,202 in 2014 at cost	(9,020)	(8,701)
Additional paid-in capital	246,829	246,635
Retained earnings	102,698	97,856
Accumulated other comprehensive income	17,251	13,713
Total shareholders’ equity	368,931	360,662
Total liabilities and shareholders’ equity	$3,152,830	$3,122,516

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share data)

	(unaudited)
	Three months ended March 31,
	2015	2014
Interest income
Loans, including fees	$21,325	$19,108
Securities	5,845	6,319
Other interest income	26	13
Total interest income	27,196	25,440
Interest expense
Deposits	899	1,012
Federal Home Loan Bank advances	995	834
Subordinated debentures	309	351
Other borrowings	10	22
Total interest expense	2,213	2,219
Net interest income	24,983	23,221
Provision for loan losses	—	750
Net interest income after provision for loan losses	24,983	22,471
Non-interest income
Mortgage banking	1,855	1,316
Trust and investment product fees	1,206	1,270
Service charges on deposit accounts	4,621	4,585
Net realized gains on securities (includes $252 accumulated other comprehensive income reclassifications for unrealized net gains on available-for-sale securities in 2015)	252	—
Increase in cash surrender value of life insurance	313	327
Interchange income	1,961	1,735
(Loss) on sale and write-down of OREO	(11)	(77)
Other income	1,265	117
Total non-interest income	11,462	9,273
Non-interest expense
Salaries and employee benefits	13,977	13,573
Net occupancy	2,182	2,139
Equipment	2,732	2,508
Intangibles amortization	420	432
Telecommunications	438	444
Stationery printing and supplies	306	287
FDIC assessment	375	435
Marketing	562	598
Collection expense	256	437
Prepayment penalty on FHLB advance	2,364	—
Consultant expense	250	350
Interchange expense	575	521
Other expenses	2,590	2,490
Total non-interest expense	27,027	24,214
Income before income tax	9,418	7,530
Income tax expense (includes $86 income tax expense from reclassification items in 2015)	1,755	1,305
Net income	$7,663	$6,225

Cash dividends declared per common share	$0.13	$0.10
Net income per common share — basic and diluted	$0.35	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands except per share data)

	(unaudited)
	Three months ended
	March 31,
	2015	2014
Net income	$7,663	$6,225
Other comprehensive income:
Unrealized holding gains on securities available for sale	5,612	8,347
Reclassification adjustment for (gains) included in net income	(252)	—
Tax effect	(1,822)	(2,921)
Other comprehensive income	3,538	5,426
Comprehensive income	$11,201	$11,651

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	(unaudited) Three months ended March 31
	2015	2014
Operating Activities
Net income	$7,663	$6,225
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	750
Depreciation expense	1,551	1,444
Securities amortization, net	646	487
Stock based compensation expense	195	275
Stock portion of director retainer fee expense	90	89
Amortization of purchased intangible assets	420	432
Amortization of mortgage servicing rights	355	242
Earnings on cash surrender value of life insurance policies	(313)	(327)
Gain on life insurance benefit	(297)	—
Securities gains, net	(252)	—
Loss on sale and write-down of OREO	11	77
Gain on loans sold	(1,298)	(849)
Loans originated for sale	(57,395)	(27,785)
Proceeds from loan sales	57,625	31,387
Change in other assets and liabilities	1,031	2,186
Net cash provided/(used) by operating activities	10,032	14,633

Investing Activities
Net change in short term investments	245	(980)
Purchases of securities available for sale	(66,979)	(9,056)
Proceeds from calls, maturities, and payments on securities available for sale	29,783	26,918
Proceeds from sales of securities available for sale	38,842	—
Proceeds from sale of OREO	632	867
Proceeds from life insurance benefit	1,084	588
Loan originations and payment, net	(23,822)	(17,402)
Purchases of premises and equipment	(1,684)	(745)
Proceeds from redemption of FHLB stock	—	1
Net cash provided/(used) by investing activities	(21,899)	191

Financing Activities
Net change in deposits	6,913	25,197
Net change in other borrowings	(5,831)	1,270
Repayment of FHLB advances	(143,933)	(333,434)
Proceeds from FHLB advances	165,000	310,000
Proceeds from exercise of stock options, including tax benefit	124	60
Purchase of treasury shares	(520)	—
Repayment of subordinated debentures, net	—	(5,000)
Cash dividends on common stock	(2,821)	(2,042)
Net cash provided/(used) by financing activities	18,932	(3,949)
Net change in cash and cash equivalents	7,065	10,875
Cash and cash equivalents, beginning of year	62,485	61,320
Cash and cash equivalents, end of period	$69,550	$72,195

Supplemental cash flow information
Interest paid	$2,258	$2,302
Income taxes paid	—	300
Supplemental non cash disclosure
Loan balances transferred to loans held for sale	$11,356	$—
Loan balances transferred to foreclosed real estate	156	665

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except share and per share data)

NOTE 1 - BASIS OF PRESENTATION

The significant accounting policies followed by MainSource Financial Group, Inc. (“Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared according to accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. The interim statements do not include all information and footnotes normally included in the annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature. Some items in prior period financial statements were reclassified to conform to current presentation. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Adoption of New Accounting Standards

In January 2014, the FASB amended existing guidance (ASU No. 2014-1, Investments-Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Qualified Affordable Housing Projects) to eliminate the effective yield election and to permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional method if certain conditions are met. The amendments in this update became effective for interim and annual periods beginning after December 15, 2014 and did not have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04 “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.” ASU 2014-04 clarifies when an in substance repossession or foreclosure occurs and requires interim and annual disclosures of the amount of foreclosed residential real estate property and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 became effective for interim and annual periods beginning after December 15, 2014 and is included in the current period financial statements.  See NOTE 5 in the Consolidated Financial Statements.

NOTE 2 - STOCK PLANS AND STOCK BASED COMPENSATION

On January 19, 2015, the Board of Directors adopted and approved the MainSource Financial Group, Inc. 2015 Stock Incentive Plan (“the 2015 Plan”) which was effective following the approval of the Plan by the Company’s shareholders at the 2015 Annual Meeting of Shareholders held on April 30, 2015.  The 2015 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, share awards of restricted stock performance share units and other equity based awards.  Incentive stock options may be granted only to employees.  An aggregate of 1,000,000 shares of common stock are reserved for issuance under the 2015 Plan.  Shares issuable under the 2015 Plan may be authorized and unissued shares of common stock or treasury shares.  The 2015 Plan is in addition to, and not in replacement of, a similar plan adopted in 2007 (the “2007 Plan”).  The 2007 Stock Incentive Plan provided for the grant of incentive stock options, nonstatutory stock options, stock bonuses and restricted stock awards. An aggregate of 650,000 shares of common stock were reserved for issuance under the 2007 Stock Incentive Plan. However, no further awards of stock or options will be made under the 2007 Plan following shareholder approval of the 2015 Plan.  The 2007 Plan was in replacement of a similar plan adopted in 2003 (the “2003 Plan”).  Any stock or option awards that were previously issued under the 2007 Plan or 2003 Plan have not been terminated as a result of the adoption of the 2015 Plan, but will continue in accordance with the applicable plan terms and the agreements pursuant to which such stock or option awards were issued.

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

The following table summarizes stock option activity:

	Three Months Ended March 31, 2015
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	377,790	$13.46
Granted	—	—
Exercised	(12,350)	10.07
Forfeited or expired	(35,700)	20.57
Outstanding, period end	329,740	$12.80
Options exercisable at period end	240,888	$12.29
Fully vested and expected to vest	323,564	$12.77

The following table details stock options outstanding:

	March 31, 2015	December 31, 2014
Stock options vested and currently exercisable:
Number	240,888	288,938
Weighted average exercise price	$12.29	$13.24
Aggregate intrinsic value	$1,769	$2,219
Weighted average remaining life (in years)	4.0	3.8

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $43 in stock compensation expense during the three month ended March 31, 2015 and $41 in stock compensation expense during the three months ended March 31, 2014 to salaries and employee benefits. There were no options granted in the first quarter of 2015 and 29,389 options granted in the first quarter of 2014.  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2015 and beyond is estimated as follows:

Year	(in thousands)
April 2015 - December 2015	$134
2016	93
2017	38

During 2014 and the first quarter of 2015, the Executive Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers and other employees pursuant to the Company’s LTIP. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The restricted stock awards vest as follows — 100% on the third anniversary of the date of grant. A total of 11,171 shares of common stock were granted in the first quarter of 2015 at a weighted average cost of $19.57 per share.

A summary of changes in the Company’s nonvested restricted shares for 2015 follows:

	Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	91,923	$14.88
Granted	11,171	19.57
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2015	103,094	$15.39

As of March 31, 2015, there was $832 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the 2007 Plan that will be recognized over the remaining vesting period of approximately 1.4 years. The recognized compensation costs related to the 2007 Plan was $152 and $234 for the first three months of 2015 and 2014 respectively.

Additionally, in the first quarter of 2015, the Committee granted performance share units to certain executive officers pursuant to the Company’s LTIP, subject to the approval of the 2015 Plan by the Company’s shareholders at the 2015 Annual Meeting of Shareholders held on April 29, 2015.  The Committee established performance measures, goals and payout calibration for the Performance Share Units. At the end of each three-year performance period, the Committee will certify the results of the performance measures and goals and will pay the earned awards out in cash or shares of Company common stock. Dividends earned during each three-year performance period will be accrued and paid at the end of the performance period, based upon the final number of shares earned.  The performance measures and goals are based on financial and shareholder measures, and are evaluated relative to internal goals and the performance of the Company’s peers. Once the performance measures and goals were established, the Committee established threshold, target and superior levels of performance. The LTIP payout of shares will begin once the Company achieves the pre-established threshold (thus, no payout will occur if the performance is equal to or below the threshold). Each executive’s target payout is achieved once the performance equals the target level, and the maximum payout is achieved once the performance equals the superior level (with interpolation between discrete points).

Performance	Payout
Threshold	0%
Target	100%
Superior	150%

The grant of Performance Share Units by the Committee will be evidenced by an award agreement between the executive and the Company which provides that each executive will receive shares of Company stock when the Company’s actual performance as compared to its peers and long-term goals exceeds certain thresholds, determined as of December 31, 2017, provided the executive remains employed by the Company on such date. The executive’s eligibility for the payout of shares is determined based on the following measures:

Performance Measure	Weight	Evaluated vs.
Return on Assets	50%	Peer
Total Shareholder Return	25%	Peer
Earnings Per Share	25%	Goal

The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The performance share units are earned over the three year period of the award. A total of 11,171 shares of performance share units were granted in the first quarter of 2015 at a weighted average cost of $19.57 per share.  Compensation expense is recognized over the three year performance period of the awards based on the fair value of the stock at the issue date and the anticipated achievement level of the target performance.  Quarterly, the performance measures will be reevaluated and adjustments made to the expense recorded in the financial statements, if needed, to reflect the new revised achievement levels.  No expense was recognized on these awards in the first quarter of 2015.  A total of $219 will be expensed in future periods if the Target level is achieved.

In the second quarter of 2014, members of the Board of Directors received their entire annual retainer in restricted Company stock for the following Board year ended with the 2015 annual meeting of shareholders. The 2014 award vested quarterly for all directors who remained on the Board of Directors on the vesting date, with 25% of the award vesting on each of May 1, August 1, and November 1, 2014, and February 1, 2015. The value of the 2014 retainer award was determined by multiplying the award amount by the closing price of the stock on the issuance date.

For all awards, other expense is recognized over the three month period of the awards based on the fair value of the stock at the issue dates. Shares awarded by quarter were as follows:

Quarter		Shares	Price per Share
2014	2Q	21,780	$16.53

A total of $90 and $89 was recognized as other expense in the first three months of 2015 and 2014 respectively for these grants.

In late 2014, the Company announced a stock repurchase program pursuant to which up to 5.0% of the Corporation’s outstanding shares of common stock, or approximately 1,085,000 shares, may be repurchased.  During the first quarter of 2015, the Company repurchased 27,400 shares at a total cost of $520.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of March 31, 2015
Available for Sale
U. S. government agency	$615	$12	$—	$627
State and municipal	316,838	19,529	(149)	336,218
Mortgage-backed securities-residential (Government Sponsored Entity)	191,365	4,626	(238)	195,753
Collateralized mortgage obligations (Government Sponsored Entity)	328,897	4,076	(1,718)	331,255
Equity securities	4,689	—	—	4,689
Other securities	2,538	—	—	2,538
Total available for sale	$844,942	$28,243	$(2,105)	$871,080

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of December 31, 2014
Available for Sale
U. S. government agency	$652	$10	$(1)	$661
State and municipal	316,048	18,603	(353)	334,298
Mortgage-backed securities-residential (Government Sponsored Entity)	178,534	4,071	(433)	182,172
Collateralized mortgage obligations (Government Sponsored Entity)	344,556	2,743	(3,862)	343,437
Equity securities	4,689	—	—	4,689
Other securities	2,503	—	—	2,503
Total available for sale	846,982	$25,427	$(4,649)	$867,760

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity or with no maturity are shown separately.

	Available for Sale
March 31, 2015	Amortized Cost	Fair Value
Within one year	$16,791	$16,975
One through five years	55,259	57,346
Six through ten years	138,847	147,077
After ten years	109,094	117,985
Mortgage-backed securities-residential (Government Sponsored Entity)	191,365	195,753
Collateralized mortgage obligations (Government Sponsored Entity)	328,897	331,255
Equity securities	4,689	4,689
Total available for sale securities	$844,942	$871,080

Proceeds from sales of securities available for sale were $38,842 and $0 for the three months ended March 31, 2015 and 2014, respectively. Gross gains of $252 and $0 and gross losses of $0 and $0 were realized on these sales during 2015 and 2014, respectively.

Below is a summary of securities with unrealized losses as of March 31, 2015 and December 31, 2014 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
March 31, 2015 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$1,659	$(53)	$13,230	$(96)	$14,889	$(149)
Mortgage-backed securities-residential (GSE’s)	3,563	(46)	28,137	(192)	31,700	(238)
Collateralized mortgage obligations (GSE’s)	110,217	(1,629)	31,067	(89)	141,284	(1,718)
Other securities	—	—	—	—	—	—
Total temporarily impaired	$115,439	$(1,728)	$72,434	$(377)	$187,873	$(2,105)

December 31, 2014 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S government agency	$122	$(1)	$—	$—	$122	$(1)
State and municipal	16,659	(147)	13,340	(206)	29,999	(353)
Mortgage-backed securities-residential (GSE’s)	24,925	(51)	32,541	(382)	57,466	(433)
Collateralized mortgage obligations (GSE’s)	21,775	(114)	150,094	(3,748)	171,869	(3,862)
Other securities	—	—	—	—	—	—
Total temporarily impaired	$63,481	$(313)	$195,975	$(4,336)	$259,456	$(4,649)

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

As of March 31, 2015, the Company’s securities portfolio consisted of 1,058 securities, 70 of which were in an unrealized loss position.  Unrealized losses on state and municipal securities of $149 have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The Company monitors the financial condition of these issuers. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

At March 31, 2015, almost all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value of approximately $238 is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

The Company’s collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations with a market value of $141,284 which had unrealized losses of approximately $1,718 at March 31, 2015. The Company monitors to insure it has adequate credit support and as of March 31, 2015, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. All securities are investment grade.

NOTE 4 - LOANS AND ALLOWANCE

Loans were as follows:

	March 31, 2015	December 31, 2014
Commercial
Commercial and industrial	$287,524	$275,646
Agricultural	45,514	46,784
Commercial Real Estate
Farm	74,172	76,849
Hotel	62,742	74,962
Construction and development	75,942	61,640
Other	669,394	666,417
Residential
1-4 family	435,667	435,336
Home equity	273,276	274,159
Consumer
Direct	44,675	45,360
Indirect	557	612
Total loans	1,969,463	1,957,765
Allowance for loan losses	(22,638)	(23,250)
Net loans	$1,946,825	$1,934,515

The Company purchased some financing receivables in the fourth quarter of 2014. The investment by portfolio class at March 31, 2015 is as follows.  These loans are included in the above table and all other tables below in the recorded investment amount. No allowance for loan losses is provided for these loans at March 31, 2015.

Commercial and industrial	$23,050
Construction and development	2,886
Other real estate	96,571
1-4 family	34,536
Home equity	15,359
Direct	1,508
$173,910

The Company also purchased some credit impaired loans during 2014. These loans had a net balance of under $1,000 so additional disclosures were not made due to their immateriality.

Activity in the allowance for loan losses for the three months ended March 31, 2015 and 2014 and the recorded investment of loans and allowances by portfolio segment and impairment method as of March 31, 2015 and December 31, 2014 were as follows:

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2015	$2,977	$15,605	$3,501	$1,167	$23,250
Provision charged to expense	773	(1,005)	173	59	—
Losses charged off	(107)	(58)	(494)	(697)	(1,356)
Recoveries	32	176	148	388	744
Balance, March 31, 2015	$3,675	$14,718	$3,328	$917	$22,638

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2014	$3,291	$20,210	$3,409	$699	$27,609
Provision charged to expense	(163)	393	245	275	750
Losses charged off	(146)	(608)	(543)	(743)	(2,040)
Recoveries	27	444	85	372	928
Balance, March 31, 2014	$3,009	$20,439	$3,196	$603	$27,247

	Commercial	Commercial Real Estate	Residential	Consumer	Total
As of March 31, 2015
Ending Balance individually evaluated for impairment	$130	$675	$179	$—	$984
Ending Balance collectively evaluated for impairment	3,545	14,043	3,149	917	21,654
Total ending allowance balance	$3,675	$14,718	$3,328	$917	$22,638
Loans
Ending Balance individually evaluated for impairment	$1,113	$13,297	$10,421	$194	$25,025
Ending Balance collectively evaluated for impairment	331,925	868,953	698,522	45,038	1,944,438
Total ending loan balance excludes $5,838 of accrued interest	$333,038	$882,250	$708,943	$45,232	$1,969,463

As of December 31, 2014	Commercial	Commercial Real Estate	Residential	Consumer	Total
Ending Balance individually evaluated for impairment	$162	$705	$183	$—	$1,050
Ending Balance collectively evaluated for impairment	2,815	14,900	3,318	1,167	22,200
Total ending allowance balance	$2,977	$15,605	$3,501	$1,167	$23,250

Loans
Ending Balance individually evaluated for impairment	$705	$24,722	$10,662	$220	$36,309
Ending Balance collectively evaluated for impairment	321,725	855,146	698,833	45,752	1,921,456
Total ending loan balance excludes $5,605 of accrued interest	$322,430	$879,868	$709,495	$45,972	$1,957,765

The allowance for loans collectively evaluated for impairment consists of reserves on groups of similar loans based on historical loss experience adjusted for other factors, as well as reserves on certain loans that are classified but determined not to be impaired based on an analysis which incorporates probability of default with a loss given default scenario. The reserves on these loans totaled $2,268 at March 31, 2015 and $2,426 at December 31, 2014.

The recorded investment in loans excludes accrued interest receivable due to immateriality.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2015 and December 31, 2014.  Performing troubled debt restructurings totaling $7,268 and $7,499 were excluded as allowed by ASC 310-40.

March 31, 2015	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded
Commercial
Commercial and industrial	$357	$336	$130
Agricultural	—	—	—
Commercial Real Estate
Farm	76	76	22
Hotel	—	—	—
Construction and development	—	—	—
Other	1,938	1,831	653
Residential
1-4 Family	1,532	1,454	174
Home Equity	165	165	5
Consumer
Direct	—	—	—
Subtotal — impaired with allowance recorded	4,068	3,862	984
With no related allowance recorded
Commercial
Commercial & industrial	1,062	777
Agricultural	—	—
Commercial Real Estate
Farm	858	607
Hotel	—	—
Construction and development
Other	5,187	3,515
Residential
1-4 Family	7,084	6,092
Home Equity	2,981	2,710
Consumer
Direct	207	194
Indirect	—	—
Subtotal — impaired with allowance recorded	17,379	13,895
Total impaired loans	$21,447	$17,757	$984

December 31, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded
Commercial
Commercial and industrial	$82	$64	$12
Agriculture	397	150	150
Commercial Real Estate
Farm	76	76	21
Hotel	—	—	—
Construction and development	—	—	—
Other	979	889	684
Residential
1-4 Family	1,543	1,478	178
Home Equity	167	167	5
Consumer
Direct	—	—	—
Indirect	—	—	—
Subtotal — impaired with allowance recorded	3,244	2,824	1,050
With no related allowance recorded
Commercial
Commercial & industrial	761	491
Agricultural	—	—
Commercial Real Estate
Farm	864	616
Hotel	11,423	11,377
Construction and development	84	78
Other	5,848	4,186
Residential
1-4 Family	7,325	6,400
Home Equity	2,847	2,618
Consumer
Direct	238	213
Indirect	7	7
Subtotal — impaired with allowance recorded	29,397	25,986	—
Total impaired loans	$32,641	$28,810	$1,050

The following tables present the average balance of impaired loans and interest income and cash basis interest recognized for the quarters ending March 31, 2015 and March 31, 2014, excluding performing troubled debt restructurings as allowed by ASC 310-40.

March 31, 2015	Average Balance Impaired Loans	Interest Income Recognized	Cash Basis Income Recognized
Commercial
Commercial & Industrial	$834	$2	$2
Agricultural	75	—	—
Commercial Real Estate
Farm	444	4	4
Hotel	7,126	—	—
Construction and development	38	47	47
Other	5,210	25	25
Residential
1-4 Family	7,712	21	21
Home Equity	1,734	4	4
Consumer
Direct	106	4	4
Indirect	4	3	3
	$23,283	$110	$110

March 31, 2014	Average Balance Impaired Loans	Interest Income Recognized	Cash Basis Income Recognized
Commercial
Commercial & Industrial	$282	$4	$4
Agricultural	—	—	—
Commercial Real Estate
Farm	990	—	—
Hotel	—	—	—
Construction and development	558	—	—
Other	11,955	48	48
Residential
1-4 Family	8,766	4	4
Home Equity	2,316	1	1
Consumer
Direct	449	3	3
Indirect	10	1	1
	$25,326	$61	$61

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2015 and December 31, 2014:

	Non-accrual		Past due over 90 days and still accruing
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Commercial
Commercial and industrial	$1,062	$479	$—	$—
Agricultural	—	150
Commercial Real Estate		—
Farm	682	692
Hotel	—
Construction and development	—	78
Other	3,863	3,744
Residential
1-4 Family	6,258	6,428
Home Equity	1,952	1,841
Consumer
Direct	160	177
Indirect	—	7
Total	$13,977	$13,596	$—	$—

The following tables present the aging of the recorded investment in past due loans as of March 31, 2015 and December 31, 2014 by class of loans:

March 31, 2015	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$287,524	$101	$—	$626	$727	$286,797
Agricultural	45,514	—	—	—	—	45,514
Commercial Real Estate
Farm	74,172	—	—	327	327	73,845
Hotel	62,742	—	—	—	—	62,742
Construction and development	75,942	—	—	—	—	75,942
Other	669,394	728	432	1,999	3,159	666,235
Residential
1-4 Family	435,667	5,827	696	2,927	9,450	426,217
Home Equity	273,276	532	315	1,466	2,313	270,963
Consumer
Direct	44,675	66	22	137	225	44,450
Indirect	557	—	2	—	2	555
Total — excludes $5,838 of accrued interest	$1,969,463	$7,254	$1,467	$7,482	$16,203	$1,953,260

December 31, 2014	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$275,646	$441	$75	$210	$726	$274,920
Agricultural	46,784	—	—	—	—	46,784
Commercial Real Estate
Farm	76,849	—	—	327	327	76,522
Hotel	74,962	—	—	—	—	74,962
Construction and development	61,640	—	78	—	78	61,562
Other	666,417	933	755	1,919	3,607	662,810
Residential
1-4 Family	435,336	6,217	1,719	3,186	11,122	424,214
Home Equity	274,159	751	250	1,521	2,522	271,637
Consumer
Direct	45,360	91	17	162	270	45,090
Indirect	612	6	7	—	13	599
Total — excludes $5,605 of accrued interest	$1,957,765	$8,439	$2,901	$7,325	$18,665	$1,939,100

Troubled Debt Restructurings

From time to time, the terms of certain loans are modified as troubled debt restructurings. The modification of the terms of such loans include one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The total of troubled debt restructurings at March 31, 2015 and December 31, 2014 was $11,586 and $23,325 respectively. Included in the TDR totals are non-accrual loans of $545 and $575 at March 31, 2015 and December 31, 2014 and performing loans of $7,268 at March 31, 2015 and $7,499 at December 31, 2014. The Company has allocated $466 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2015. The Company has committed to lend additional amounts totaling $0 to customers with outstanding loans that are classified as troubled debt restructurings. At December 31, 2014, the comparable numbers were $485 of specific reserves and $0 of commitments.

There were no new TDRs that occurred during the three month periods ending March 31, 2015 and 2014.

There were no troubled debt restructurings where there was a payment default during the three month period ending March 31, 2015.  The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three month period ending March 31, 2014:

March 31, 2014	Number of Loans	Recorded Investment
Commercial real estate:
Other	1	$1,431
Residential
1-4 Family	1	53

Total	2	$1,484

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $0 and $0 and resulted in charge offs of $0 and $0 during the three month period ending March 31, 2015 and 2014, respectively.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

The terms of certain other loans were modified during the three month period ending March 31, 2015 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of March 31, 2015 of $151. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be significant.

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

As of March 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2015	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$236,930	$11,505	$2,485	$630
Agricultural	45,514	—	—	—
Commercial Real Estate
Farm	73,221	269	—	682
Hotel	59,955	2,787	—	—
Construction and development	75,942	—	—	—
Other	533,610	16,262	10,584	2,231
Total	$1,025,172	$30,823	$13,069	$3,543

At December 31, 2014, the risk category of loans by class of loans was as follows:

December 31, 2014	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$226,731	$9,926	$1,596	$35
Agricultural	46,634	—	—	150
Commercial Real Estate
Farm	75,191	966	—	692
Hotel	60,704	2,835	11,423	—
Construction and development	60,971	372	219	78
Other	525,758	20,823	9,689	2,323
Total	$995,989	$34,922	$22,927	$3,278

Loans not analyzed individually as part of the above described process are classified by delinquency. These loans are primarily smaller (<$250) commercial, smaller commercial real estate (<$250), residential mortgage and consumer loans. All commercial, commercial real estate, consumer loans fully or partially secured by 1-4  family residential real estate that are 60-89 days will be classified as Watch. If loans are greater than 90 days past due, they will be classified as Substandard. Smaller commercial and commercial real estate loans on non-accrual are included in the non-accrual tables above.  Consumer loans not secured by 1-4 family residential real estate that are 60-119 days past due will be classified Substandard while loans greater than 119 days will be classified as Loss. As of March 31, 2015 and December 31, 2014, the grading of loans by category of loans is as follows:

March 31, 2015	Performing	Watch	Substandard
Commercial
Commercial and industrial	$35,542	$—	$432
Commercial Real Estate
Other	104,988	87	1,632
Total	$140,530	$87	$2,064

December 31, 2014	Performing	Watch	Substandard
Commercial
Commercial and industrial	$36,839	$75	$444
Commercial Real Estate
Other	106,247	156	1,421
Total	$143,086	$231	$1,865

March 31, 2015	Performing	Watch	Substandard
Residential
1-4 Family	$432,044	$696	$2,927
Home Equity	271,496	314	1,466
Total	$703,540	$1,010	$4,393

December 31, 2014	Performing	Watch	Substandard
Residential
1-4 Family	$430,431	$1,719	$3,186
Home Equity	272,388	250	1,521
Total	$702,819	$1,969	$4,707

March 31, 2015	Performing	Substandard	Loss
Consumer
Direct	$44,516	$22	$137
Indirect	555	2	—
Total	$45,071	$24	$137

December 31, 2014	Performing	Substandard	Loss
Consumer
Direct	$45,181	$142	$37
Indirect	605	7	—
Total	$45,786	$149	$37

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned is recorded in other assets on the balance sheet.  Activity in other real estate owned was as follows:

	2015	2014
Beginning Balance — January 1	$2,688	$4,120
Transfer to other real estate owned	156	665
Sales — out of other real estate owned	(643)	(840)
Write-down	—	(104)
Ending Balance — March 31	$2,201	$3,841

The value of the sale amount above is the carrying value of the property when it was sold.

Foreclosed residential real estate properties included in other real estate and repossessed assets on the Consolidated Balance Sheets totaled $889 and $1,261at March 31, 2015 and December 31, 2014, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $3,786  and $2,653  at March 31, 2015 and December 31, 2104, respectively.

Activity in the valuation account for other real estate was as follows:

	2015	2014
Beginning Balance — January 1	$(448)	$(1,328)
Impairments during year	—	(104)
Recovery on impairments	—	—
Reductions	163	—
Ending Balance — March 31	$(285)	$(1,432)

Expenses related to foreclosed assets for the period ending March 31 include:

	2015	2014
Write downs	$—	$104
Losses / (gains) on sales	11	(27)
Net loss	$11	$77
Operating expenses	$36	$67

NOTE 6 — DEPOSITS

	March 31, 2015	December 31, 2014

Noninterest-bearing demand	$550,497	$513,393
Interest-bearing demand	1,001,300	1,054,780
Savings	585,937	559,761
Certificates of deposit of $250 or more	63,042	56,495
Other certificates and time deposits	274,458	283,892
Total deposits	$2,475,234	$2,468,321

NOTE 7 - EARNINGS PER SHARE

Earnings per common share (EPS) were computed as follows:

	March 31, 2015			March 31, 2014
For the three months ended:	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per common share:
Net income available to common shareholders	$7,663	21,690,495	$0.35	$6,225	20,433,279	$0.30
Effect of dilutive warrants		130,274			65,989
Effect of dilutive stock options		94,665			65,665
Net income available to common shareholders and assumed conversions	$7,663	21,915,434	$0.35	$6,225	20,564,933	$0.30

Stock options for 26,994 common shares in 2015 and stock options for 229,954 common shares in 2014 were not considered in computing diluted earnings per share because they were antidilutive.

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

The fair value of interest rate swaps are based on valuation models using observable market data as of the measurement date (Level 2).  The fair value derivatives are classified as Interest receivable and other assets and Other liabilities on the balance sheet.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2015 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets/Liabilities
Investment securities available-for sale
U. S. government agency	$627		$627
States and municipals	336,218		323,847	$12,371
Mortgage-backed securities — residential —Government Sponsored Entity	195,753		195,753
Collateralized mortgage obligations — Government Sponsored Entity	331,255		331,255
Equity securities	4,689	$4,689
Other securities	2,538			2,538
Total investment securities available-for-sale	$871,080	$4,689	$851,482	$14,909

Mortgage banking derivative	$975		$975

Interest rate swap asset	$247		$247
Interest rate swap liability	$(247)		$(247)

		Fair Value Measurements at December 31, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets/Liabilities
Investment securities available-for sale
U. S. government agency	$661		$661
States and municipals	334,298		321,488	$12,810
Mortgage-backed securities — residential —Government Sponsored Entity	182,172		182,172
Collateralized mortgage obligations — Government Sponsored Entity	343,437		343,437
Equity securities	4,689	$4,689
Other securities	2,503			2,503
Total investment securities available-for-sale	$867,760	$4,689	$847,758	$15,313

Mortgage banking derivative	$975		$975

Interest rate swap asset	$56		$56
Interest rate swap liability	$(56)		$(56)

There were no transfers between Level 1 and Level 2 during the first quarter of 2015 or 2014.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2015 and 2014:

Three months ended March 31:

States and municipal	2015	2014
Beginning balance, January 1	$12,810	$14,420
Total gains or losses (realized / unrealized)
Included in other comprehensive income	—	14
Settlements	(439)	(417)
Ending balance, March 31	$12,371	$14,017

Equity securities	2015	2014
Beginning balance, January 1	$—	$250
Total gains or losses (realized / unrealized)
Included in earnings
Ending balance, March 31	$—	$250

Other securities	2015	2014
Beginning balance, January 1	$2,503	$2,526
Total gains or losses (realized / unrealized)
Included in other comprehensive income	35	(8)
Ending balance, March 31	$2,538	$2,518

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2015 Using
	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Commercial and industrial	$167			$167
Farm real estate	54			54
Other real estate	985			985
Total impaired loans	$1,206			$1,206
Impaired servicing rights	$1,698			$1,698

		Fair Value Measurements at December 31, 2014 Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Farm real estate	$55			$55
Other	1,235			1,235
Total impaired loans	$1,290			$1,290
Impaired servicing rights	$1,854			$1,854
Other real estate owned
Construction and development	$21			$21
Other real estate	291			291
1-4 Family	150			150
Total other real estate owned	$462			$462

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $1,911, with a valuation allowance of $705 at March 31, 2015. The Company recorded a charge of $129 to provision expense associated with these loans for the three months ended March 31, 2015. The Company recorded a credit of $32 of provision expense associated with these loans for the three month period ended March 31, 2014. At December 31, 2014, impaired loans had a gross carrying amount of $2,056 with a valuation allowance of $766. A breakdown of these loans by portfolio class at March 31, 2015 is as follows:

	Gross Balance	Valuation Allowance	Net
Commercial and industrial	$297	$130	$167
Farm real estate	76	22	54
Other commercial real estate	1,538	553	985
Ending Balance	$1,911	$705	$1,206

Impaired tranches of servicing rights were carried at a fair value of $1,698, which is made up of the gross outstanding balance of $2,098, net of a valuation allowance of $400. No change occurred in the valuation allowance in the first quarters of 2015 or 2014.  At December 31, 2014, impaired servicing rights were carried at a fair value of $1,854 which was made up of the gross outstanding balance of $2,254, net of a valuation allowance of $400.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014. Impaired commercial, commercial real estate loans, and other real estate owned that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.  The fair value of the mortgage servicing rights is valued based on present value of future cash flows to be received taking into account the coupon rate on the mortgage as well as estimated prepayment speeds.

March 31, 2015	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired Loans:
Commercial and industrial	$167	Sales comparison approach	Adjustment for differences between comparable sales	15%-20% 16% Avg
Farm real estate	54	Sales comparison approach	Adjustment for differences between comparable sales	40% 40% Avg
Other	985	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	20%-45% 21% Avg
	$1,206

Mortgage servicing rights	$1,698	Cash flow analysis	Discount rate	10%

December 31, 2014	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired Loans:
Farm real estate	$55	Sales comparison approach	Adjustment for differences between comparable sales	40% 40% Avg
Other	1,235	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	20%-45% 36% Avg
	$1,290
Other real estate owned:
Construction and development	$21	Sales comparison approach	Adjustment for differences between comparable sales.	15% 15% Avg
Other and 1-4 family	441	Sales comparison approach	Adjustment for differences between comparable sales.	10%-19% 11% Avg
	$462

Mortgage servicing rights	$1,854	Cash flow analysis	Discount rate	10%

The carrying amounts and estimated fair values of financial instruments, not previously presented, is as follows:

March 31, 2015	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$69,550	$59,451	$10,099		$69,550
Interest bearing time deposits	1,670		1,670		1,670
Loans including loans held for sale, net	1,966,325		21,616	$1,970,843	1,992,459
FHLB and other stock	13,854				N/A
Interest receivable	10,099		4,261	5,838	10,099
Financial liabilities
Deposits	(2,475,234)	(550,497)	(1,924,851)		(2,475,348)
Other borrowings	(20,518)		(20,518)		(20,518)
FHLB advances	(235,480)		(238,867)		(238,867)
Interest payable	(554)		(554)		(554)
Subordinated debentures	(41,239)		(24,212)		(24,212)

December 31, 2014	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$62,485	$60,662	$1,823		$62,485
Interest bearing time deposits	1,915		1,915		1,915
Loans including loans held for sale, net	1,941,507		8,514	$1,946,843	1,955,357
FHLB and other stock	13,854				N/A
Interest receivable	10,064		4,459	5,605	10,064
Financial liabilities
Deposits	(2,468,321)	(513,393)	(1,952,833)		(2,466,226)
Other borrowings	(26,349)		(26,349)		(26,349)
FHLB advances	(214,413)		(219,050)		(219,050)
Interest payable	(599)		(599)		(599)
Subordinated debentures	(41,239)		(24,212)		(24,212)

The difference between the loan balance included above and the amounts shown in Note 4 are the impaired loans discussed above.

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash, short-term instruments, and interest bearing time deposits approximate fair values and are classified as either Level 1 or Level 2. Noninterest bearing deposits are Level 1 whereas interest bearing, due from bank accounts, and fed funds sold are Level 2.

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

NOTE 9 — REGULATORY CAPITAL

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by four ratios that are calculated according to the regulations. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity’s activities that are not part of the calculated ratios.

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework. The rule implements the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. In general, under the new rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the new rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. The new rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity and became effective on January 1, 2015.

Actual and required capital amounts and ratios are presented below:

			Required for
	Actual		Adequate Capital		To Be Well Capitalized
March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$340,061	16.4%	$165,818	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	317,423	15.3	124,364	6.0	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets	276,423	13.3	93,273	4.5	N/A	N/A
Tier 1 capital (to average assets)	317,423	10.3	122,812	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	324,236	15.6%	166,119	8.0%	$207,649	10.0%
Tier 1 capital (to risk-weighted assets)	301,598	14.5	124,590	6.0	166,119	8.0
Common equity Tier 1 capital (to risk-weighted assets	301,598	14.5	93,442	4.5	134,972	6.5
Tier 1 capital (to average assets)	301,598	9.9	121,662	4.0	152,078	5.0

			Required for		To Comply with
	Actual		Adequate Capital		Regulatory Agreement
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$332,726	16.0%	$165,975	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	309,476	14.9	82,988	4.0	N/A	N/A
Tier 1 capital (to average assets)	309,476	10.2	121,014	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	321,005	15.6%	164,648	8.0%	$205,810	10.0%
Tier 1 capital (to risk-weighted assets)	297,755	14.5	82,324	4.0	123,486	6.0
Tier 1 capital (to average assets)	297,755	9.9	119,880	4.0	149,850	5.0

Management believes as of March 31, 2015, the Company and the Bank met all capital adequacy requirements to which they are subject to be considered well-capitalized. The Company is a source of additional financial strength to the Bank with its $9,000 in cash and its ability to downstream additional capital to the Bank.

NOTE 10 — INCOME TAXES

In accordance with ASC 740-270-50-1, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2015 and 2014 based on the current estimate of the effective annual rate.  The effective tax rate for the first quarter of 2015 was 18.6% versus 17.3% for the same period 2014.  The increase was due to the increase in pre-tax income in the first quarter of 2015 offset by a similar amount of tax exempt interest income that was taken in the first quarter of 2014.

NOTE 11 — DERIVATIVES

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. These derivative positions relate to transactions in which the Company enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution.  The Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the customer to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institutions offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s results of operations.  The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $9.7 million at March 31, 2015 and $2.0 million at December 31, 2014.

Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. The Company’s exposure is limited to the replacement value of the contracts rather than the notional, principal or contract amounts. There are provisions in the agreements with the counterparties that allow for certain unsecured credit exposure up to an agreed threshold. Exposures in excess of the agreed thresholds are collateralized. In addition, the Company minimizes credit risk through credit approvals, limits, and monitoring procedures.

The fair value hedges are summarized below:

	March 31, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$9,664	$247	$1,991	$56

Included in Other Liabilities:
Interest Rate Swaps	$9,664	$247	$1,991	$56

The effect of derivative instruments on the Consolidated Statementof Income is presented below:

	Three Months Ended March 31,
	2015	2014
Interest Rate Swaps — Fee Income
Included in Other Income / (Expense)	$75	$—

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

Forward-Looking Statements

Except for historical information contained herein, the discussion in this report includes certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding MainSource’s plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. Other statements identified by words such as “expects,” “anticipates,” “will,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “positioned,” “projects,” or words of similar meaning generally are intended to identify forward-looking statements. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The Company disclaims any intent or obligation to update such forward looking statements. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Company’s loan and investment portfolios; the Company’s ability to integrate acquisitions, the impact of our continuing acquisition strategy, and other factors, including the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and in other reports we file from time to time with the Securities and Exchange Commission.

Results of Operations

Net income for the first quarter of 2015 was $7,663 compared to net income of $6,225 for the first quarter of 2014. The increase in net income was primarily attributable to an increase in net interest income of $1,762, decreased provision expense of $750 taken in the first quarter of 2015, increased mortgage banking income of $539, securities gains of $252, interchange income of $226, and other income of $1,148 (primarily a gain on a life insurance policy of $297,  a loss on sales of fixed assets of $500 in $2014, and check printing income of $133).  Offsetting these increases were an increase in salaries and employee benefits of $404, equipment expenses of $224 and a prepayment penalty on payoff of an FHLB advance of $2,364.  Diluted earnings per common share for the first quarter of 2015 totaled $0.35, an increase from the $0.30 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 8.48% for the first quarter of 2015 while return on average assets was 0.99% for the same period, compared to 8.07% and 0.88% respectively, in the first quarter of 2014.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. First quarter net interest income of $24,983 in 2015 was an increase of 7.6% versus the first quarter of 2014. Average earning assets were $244 million higher in the first quarter of 2015 compared to 2014 with all of the increase attributable to loan growth, the majority related to the acquisition of MBT Bancorp in the fourth quarter of 2014.  Also affecting margin was an increase in average demand deposits, NOW accounts, and savings accounts of $286 million which were offset by decreases in higher costing CD’s of $31 million and  FHLB advances of $20 million.  Net interest margin, on a fully-taxable equivalent basis, was 3.80% for the first quarter of 2015, a 9 basis point decrease compared to 3.89% for the same period a year ago and six basis point increase on a linked quarter basis.

The following tables summarize net interest income (on a tax-equivalent basis) for the three month periods ending March 31, 2015 and 2014.

TableOfContents

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)* - three months ended March 31

	2015				2014
	Average Balance	Interest	Average Rate***		Average Balance	Interest	Average Rate ***
Assets
Short-term investments	$18,950	$11	0.24%		$9,215	$5	0.22%
Federal funds sold and money market accounts	20,049	15	0.30		9,897	8	0.33
Securities
Taxable	539,117	2,940	2.21		580,714	3,291	2.30
Non-taxable*	308,826	4,389	5.76		314,044	4,659	6.02
Total securities	847,943	7,329	3.51		894,758	7,950	3.60
Loans**
Commercial*	1,201,893	13,540	4.57		987,205	11,511	4.73
Residential real estate	437,159	4,571	4.24		407,418	4,439	4.42
Consumer	316,296	3,374	4.33		289,707	3,251	4.55
Total loans	1,955,348	21,485	4.46		1,684,330	19,201	4.62
Total earning assets	2,842,290	28,840	4.12		2,598,200	27,164	4.24
Cash and due from banks	43,613				42,991
Unrealized gains (losses) on securities	24,990				9,460
Allowance for loan losses	(23,650)				(27,327)
Premises and equipment, net	61,045				55,781
Intangible assets	78,336				69,783
Accrued interest receivable and other assets	118,923				114,399
Total Assets	$3,145,547				$2,863,287
Liabilities
Interest-bearing deposits DDA, savings, and money market accounts	$1,600,590	$491	0.12%		$1,404,890	$347	0.10
Certificates of deposit	336,698	408	0.49		367,293	665	0.73
Total interest-bearing deposits	1,937,288	899	0.19		1,772,183	1,012	0.23
Short-term borrowings	24,717	10	0.16		36,918	22	0.24
Subordinated debentures	40,000	309	3.13		45,000	351	3.16
Notes payable and FHLB borrowings	206,316	995	1.97		226,592	834	1.49
Total interest-bearing liabilities	2,208,321	2,213	0.41		2,080,693	2,219	0.43
Demand deposits	536,513				446,177
Other liabilities	34,431				23,763
Total liabilities	2,779,265				2,550,633
Shareholders’ equity	366,282				312,654
Total liabilities and shareholders’ equity	$3,145,547				$2,863,287
Net interest income		$26,627	3.80	****		$24,945	3.89	****
Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$1,644				$1,724

*	Adjusted to reflect income related to securities and loans exempt from Federal income taxes of 35%
**	Nonaccruing loans have been included in the average balances.
***	Annualized
****	Net interest income divided by total earning assets.

Volume/Rate Analysis of Changes in Net Interest Income

(Tax Equivalent Basis)

	1Q 2015 vs 1Q 2014
	Volume	Rate	Total
Interest income
Loans	$3,014	$(730)	$2,284
Securities	(409)	(212)	(621)
Federal funds sold and money market funds	8	(1)	7
Short-term investments	6	—	6
Total interest income	2,619	(943)	1,676
Interest expense
Interest-bearing DDA, savings, and money market accounts	$53	$91	$144
Certificates of deposit	(52)	(205)	(257)
Borrowings	(117)	266	149
Subordinated debentures	(39)	(3)	(42)
Total interest expense	(155)	149	(6)
Change in net interest income	2,774	(1,092)	1,682
Change in tax equivalent adjustment			(80)
Change in net interest income before tax equivalent adjustment			$1,762

Variances not attributed to rate or volume are allocated between rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

First quarter non-interest income for 2015 was $11,462 compared to $9,273 for the first quarter of 2014.  Contributing to the increase of $2,189 was an increase in mortgage banking income of $539, securities gains of $252 taken in the first quarter of 2015, interchange income of $226, a life insurance benefit payment of $297, and a loss on fixed assets of $500 taken in 2014.  A reduction in mortgage rates led to increased mortgage banking income.  Favorable pricing in 2015 allowed the Company to recognize some securities gains.  Increased deposit accounts led to higher fee income.  The Company had a life insurance policy claim in the first quarter of 2015 and finally, the Company recorded a loss on fixed assets in the first quarter of 2014 with the announcement of the closing of several branches.

Non-interest Expense

The Company’s non-interest expense was $27,027 for the first quarter of 2015, compared to $24,214 for the same period in 2014.  The primary reasons for the increase were a prepayment penalty on a FHLB advance of $2,364 in 2015, an increase in salary and employee benefits of $404, and increased equipment expenses of $224.  The prepayment penalty will result in lower interest expense in future periods.  The increases in salaries, employee benefits, and equipment expenses were primarily due to the acquisition of MBT Bancorp in the fourth quarter of 2014.

Income Taxes

The effective tax rate for the first quarter of 2015 was 18.6% versus 17.3% for the same period 2014.  The increase was due to the increase in pre-tax income in the first quarter of 2015 offset by a similar amount of tax exempt interest income that was taken in the first quarter of 2014.

Financial Condition

Total assets at March 31, 2015 were $3,152,830, a slight increase from total assets of $3,122,516 as of December 31, 2014.  Average earning assets represented 90.4% of average total assets for the first three months of 2015 and 90.7% for the same period in 2014. Average loans represented 79.0% of average deposits in the first three months of 2015 and 76.1% for the comparable period in 2014.  Average loans as a percent of average assets were 62.2% and 58.8% for the three month periods ended March 31, 2015 and 2014 respectively.

Deposits increased slightly at March 31, 2015 compared to December 31, 2014.  Noninterest bearing deposits and savings deposits increased $10 million and were offset by a reduction of $3 million in higher-priced CD balances.

Shareholders’ equity was $369 million on March 31, 2015 compared to $361 million on December 31, 2014.  Book value (shareholders’ equity) per common share was $17.01 at March 31, 2015 versus $16.63 at year-end 2014. Accumulated other comprehensive income increased book value per share by $0.80 at March 31, 2015 and increased book value per share by $0.63 at December 31, 2014.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.

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

The Company has both internal and external loan review personnel who annually review approximately 50% of all loans. External loan review personnel examine the top 75 commercial credit relationships. This equates to approximately all relationships above $3,675.

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

Total loans (excluding loans held for sale) increased $11,698 from year end 2014.  Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 22.1% of total loans at March 31, 2015 and 22.2% at December 31, 2014. On March 31, 2015, the Company had $20,706 of loans held for sale, which was a $12,424 increase from the year-end balance of $8,282. $11,356 of this increase related to one large credit relationship that was sold in the first part of April, 2015.  The Company generally retains the servicing rights on mortgages sold.

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

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Amount	$17,580	$28,839	$32,446	$33,232	$24,112
Percent of loans	0.89%	1.47%	1.85%	1.95%	1.43%

Of the $17,580 of non-performing loans at March 31, 2015, $3,862 had a specific reserve allocated of $984.

A reconciliation of the non-performing assets for the first quarter of 2015 and 2014 is as follows:

	2015	2014
Beginning Balance - NPA - January 1,	$31,527	$30,663
Non-accrual
Add: New non-accruals	3,068	2,963
Less: To accrual/payoff/restructured	(1,919)	(3,456)
Less: To OREO	(156)	(665)
Less: Net Charge offs	(612)	(1,112)
Increase/(Decrease): Non-accrual loans	381	(2,270)
Other Real Estate Owned (OREO)
Add: New OREO properties	156	665
Less: OREO sold	(643)	(840)
Less: OREO losses (write-downs)	—	(104)
Increase/(Decrease): OREO	(487)	(279)
Increase/(Decrease): Repossessions	—	—
Increase/(Decrease): 90 Days Delinquent	—	(14)
Increase/(Decrease): TDR’s	(11,640)	(147)
Total NPA change	(11,746)	(2,710)
Ending Balance - NPA - March 31	$19,781	$27,953

At March 31, 2015, the Company had only five non-accrual loans over $250 and none over $1,000.  That was the same amount at December 31, 2014. These loans are primarily real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses. In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate, other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection. The Company reviews each relationship before it grants the concession to insure the creditor can comply with the new terms. To date, most of the concessions have been extensions of maturity dates.

The Company continued to see a reduction in its Special Mention and Substandard Loans in the first quarter of 2015.  These loans decreased $14.0 million from the end of 2014.  The loans upgraded were the result of overall improvement in the underlying fundamentals of the credit.

The provision for loan losses was $0 in the first quarter of 2015 compared to $750 for the same period in 2014 and $0 for the fourth quarter of 2014. The decrease in provision expense from 2014 was primarily due to the relative stabilization in the amount of non-performing and watch list loans in the aggregate.  The amount of new non-accrual loans in the first quarter of 2015 was approximately $640 lower than the fourth quarter of 2014.

Net charge-offs were $612 for the first quarter of 2015 compared to $1,112 for the same period a year ago. Most of the charge offs for the quarter were small dollar amounts.

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The allowance for loan losses as of March 31, 2015 was considered adequate by management.  The allowance for loan losses was $22,638 as of March 31, 2015 and represented 1.15% of total outstanding loans compared to $23,250 as of December 31, 2014 or 1.19% of total outstanding loans.  The slight decrease in the percentage was due to the continued improvement in nonperforming assets for the quarter.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of March 31, 2015, the Company had $871,080 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $26,138 was recorded to adjust the AFS portfolio to current market value at March 31, 2015, compared to an unrealized pre-tax gain of $20,778 at December 31, 2014. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future and the decline in fair value is largely due to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 87.0% and 85.2% of total average earning assets for the three-month periods ending March 31, 2015 and 2014. Total interest-bearing deposits averaged 78.3% and 79.9% of average total deposits for the three-month periods ending March 31, 2015 and 2014, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $235,480 outstanding at March 31, 2015. These advances have interest rates ranging from 0.44% to 4.80%.  Approximately $81,000 of these advances are short term advances while the remaining advances were originally long-term advances with approximately $24,000 maturing in 2015, $15,000 maturing in 2016, $20,000 maturing in 2017, $45,000 maturing in 2018, and $50,000 maturing in 2019 and beyond.

Capital Resources

Total shareholders’ equity was $368,931 at March 31, 2015, which was an increase of $8,269 compared to the $360,662 of shareholders’ equity at December 31, 2014. The increase in shareholders’ equity was primarily attributable to the Company’s net income of $7,663, other comprehensive income of $3,538, and activity in stock option and restricted stock programs of $409, offset by common dividends paid of $2,821 and purchase of treasury stock of $520 for the first three months of 2015.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. On January 1, 2015 the Federal Reserve established an integrated regulatory framework that required a new ratio of common equity Tier 1 capital to risk-weighted assets as well raising the minimum ratio of Tier 1 capital to risk-weighted assets.  At March 31, 2015, Tier 1 capital to total average assets was 10.3%. Common equity Tier 1 capital to risk-adjusted assets of 15.2%.  Tier 1 capital to risk-adjusted assets was 15.2%. Total capital to risk-adjusted assets was 16.2%. All three ratios exceed all required ratios established for bank holding companies.  Risk-adjusted capital levels of the Bank exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.13 per share in the first quarter of 2015 versus $0.10 per share for the first quarter of 2014.  The Company has increased its common dividend in the last few quarters as its net income has increased and its credit metrics have continued to improve.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 82.7% of total earning assets for the three months ended March 31, 2015 and 80.4% for the same period in 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2015 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)           Issuer Purchases of Equity Securities

The Company purchased the following equity securities of the Company during the quarter ended March 31, 2015:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2015	—	—		1,085,000
February 1-28, 2015(1)	10,000	$19.01	10,000	1,075,000
March 1-31, 2015(1)	17,400	$18.96	17,400	1,057,600
Total:	27,400	$18.98	27,400	1,057,600

(1)           Includes 27,400 shares repurchased pursuant to the Company’s Stock Repurchase Program.  On December 19, 2014, the Board of Directors of the Company authorized a stock repurchase program effective January 1, 2015. Under the program, the Company is authorized to repurchase up to 5.0% of its currently outstanding common stock, or approximately 1,085,000 shares. The program will expire December 31, 2015, unless completed sooner or otherwise extended.

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

10.1	MainSource Financial Group, Inc. 2015 Stock Incentive Plan

10.2	Form of Performance Share Unit Award Agreement under the MainSource Financial Group, Inc. 2015 Stock Incentive Plan

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer

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

May 8, 2015

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

May 8, 2015

/s/ James M. Anderson
James M. Anderson
Executive Vice President & Chief Financial Officer