Form 10-Q
period 2015-06-30
MAINSOURCE FINANCIAL GROUP
filed 2015-08-06
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of August 6, 2015 there were outstanding 21,624,684 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except share and per share data)

Item 1.  Financial Statements

	(Unaudited)
	June 30,	December 31,
	2015	2014
Assets
Cash and due from banks	$52,484	$60,662
Money market funds and federal funds sold	59,964	1,823
Cash and cash equivalents	112,448	62,485
Interest bearing time deposits	1,670	1,915
Securities available for sale	859,736	867,760
Loans held for sale	7,932	8,282
Loans, net of allowance for loan losses of $22,473 in 2015 and $23,250 in 2014	1,972,574	1,934,515
FHLB and other stock, at cost	11,070	13,854
Premises and equipment, net	60,943	60,527
Goodwill	73,450	73,450
Purchased intangible assets	4,257	5,096
Cash surrender value of life insurance	61,836	62,002
Due from broker for securities sales	44,202	—
Interest receivable and other assets	30,076	32,630
Total assets	$3,240,194	$3,122,516

Liabilities
Deposits
Noninterest bearing	$568,365	$513,393
Interest bearing	1,966,702	1,954,928
Total deposits	2,535,067	2,468,321
Short term borrowings	47,009	26,349
Federal Home Loan Bank (FHLB) advances	154,506	214,413
Subordinated debentures	41,239	41,239
Due to broker for securities purchases	86,395	—
Other liabilities	7,987	11,532
Total liabilities	2,872,203	2,761,854

Shareholders’ equity
Preferred stock, no par value: Authorized shares - 400,000; Issued shares - 0 Outstanding shares — 0 Aggregate liquidation preference — $0
Common stock $.50 stated value: Authorized shares - 100,000,000 Issued shares — 22,265,766 in 2015 and 22,222,727 in 2014 Outstanding shares — 21,624,684 in 2015 and 21,687,525 in 2014	11,185	11,159
Treasury stock — 641,082 in 2015 and 535,202 in 2014 at cost	(10,878)	(8,701)
Additional paid-in capital	247,065	246,635
Retained earnings	109,541	97,856
Accumulated other comprehensive income	11,078	13,713
Total shareholders’ equity	367,991	360,662
Total liabilities and shareholders’ equity	$3,240,194	$3,122,516

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share data)

	(unaudited)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Interest income
Loans, including fees	$21,422	$19,216	$42,818	$38,368
Securities	5,829	6,082	11,674	12,401
Other interest income	42	22	68	35
Total interest income	27,293	25,320	54,560	50,804
Interest expense
Deposits	894	908	1,793	1,920
Federal Home Loan Bank advances	733	866	1,728	1,700
Subordinated debentures	315	312	624	663
Other borrowings	7	17	17	39
Total interest expense	1,949	2,103	4,162	4,322
Net interest income	25,344	23,217	50,398	46,482
Provision for loan losses	—	750	—	1,500
Net interest income after provision for loan losses	25,344	22,467	50,398	44,982
Non-interest income
Mortgage banking	2,609	1,662	4,464	2,978
Trust and investment product fees	1,254	1,146	2,460	2,416
Service charges on deposit accounts	5,498	5,307	10,119	9,892
Net realized gains/(loss) on securities (includes $63 and $315 accumulated other comprehensive income (AOCI) reclassifications for realized net gains on available-for-sale securities in 2015 and includes ($4) and ($4) accumulated other comprehensive income reclassifications for realized net (losses) on available-for-sale securities in 2014)	63	(4)	315	(4)
Increase in cash surrender value of life insurance	308	323	621	650
Interchange income	2,228	2,024	4,189	3,759
Gain/(loss) on sale and write-down of OREO	(33)	39	(44)	(38)
Other income	942	635	2,136	708
Total non-interest income	12,869	11,132	24,260	20,361
Non-interest expense
Salaries and employee benefits	14,534	13,699	28,511	27,272
Net occupancy	2,030	1,773	4,212	3,912
Equipment	2,826	2,391	5,558	4,899
Intangibles amortization	419	432	839	864
Telecommunications	442	424	880	868
Stationery printing and supplies	286	272	592	559
FDIC assessment	435	365	810	800
Marketing	903	760	1,465	1,358
Collection expense	250	394	506	831
Prepayment penalty on FHLB advance	—	—	2,364	—
Consultant expense	250	350	500	700
Interchange expense	715	540	1,290	1,061
Other expenses	2,630	2,394	5,220	4,884
Total non-interest expense	25,720	23,794	52,747	48,008
Income before income tax	12,493	9,805	21,911	17,335
Income tax expense (includes $21 and $107 income tax expense from AOCI reclassification items in 2015 and ($1) and ($1) income tax expense from AOCI reclassification items in 2014)	2,833	2,051	4,588	3,356
Net income	$9,660	$7,754	$17,323	$13,979

Cash dividends declared per common share	$0.13	$0.10	$0.26	$0.20
Net income per common share — basic	$0.45	$0.38	$0.80	$0.68
Net income per common share — diluted	$0.44	$0.38	$0.79	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

	(unaudited)		(unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$9,660	$7,754	$17,323	$13,979
Other comprehensive income/(loss):
Unrealized holding gains/(losses) on securities available for sale	(9,291)	9,289	(3,679)	17,636
Reclassification adjustment for (gains)/losses included in net income	(63)	4	(315)	4
Tax effect	3,181	(3,058)	1,359	(5,979)
Other comprehensive income/(loss)	(6,173)	6,235	(2,635)	11,661
Comprehensive income	$3,487	$13,989	$14,688	$25,640

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	(unaudited) Six months ended June 30
	2015	2014
Operating Activities
Net income	$17,323	$13,979
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	1,500
Depreciation expense	3,124	2,891
Securities amortization, net	1,432	967
Stock based compensation expense	415	384
Stock portion of director retainer fee expense	160	180
Amortization of purchased intangible assets	839	864
Amortization of mortgage servicing rights	735	491
Recovery of valuation allowance on mortgage servicing rights	(150)	—
Earnings on cash surrender value of life insurance policies	(621)	(650)
Gain on life insurance benefit	(307)	—
Securities (gains)/losses, net	(315)	4
Loss on sale and write-down of OREO	44	38
Gain on loans sold	(2,786)	(1,729)
Loans originated for sale	(123,492)	(68,871)
Proceeds from loan sales	137,984	71,253
Prepayment penalty on FHLB advance	2,364	—
Change in other assets and liabilities	(840)	(214)
Net cash provided/(used) by operating activities	35,909	21,087

Investing Activities
Net change in short term investments	245	(980)
Purchases of securities available for sale	(107,171)	(19,473)
Proceeds from calls, maturities, and payments on securities available for sale	69,938	52,902
Proceeds from sales of securities available for sale	82,339	21,972
Proceeds from sale of OREO	942	2,258
Proceeds from life insurance benefit	1,094	588
Loan originations and payment, net	(49,778)	(36,013)
Purchases of premises and equipment	(3,540)	(969)
Proceeds from redemption of FHLB stock	2,784	4
Net cash provided/(used) by investing activities	(3,147)	20,289

Financing Activities
Net change in deposits	66,746	55,717
Net change in short term borrowings	20,660	(7,859)
Repayment of FHLB advances	(417,271)	(588,434)
Proceeds from FHLB advances	355,000	520,000
Proceeds from exercise of stock options, including tax benefit	252	60
Purchase of treasury shares	(2,548)	(319)
Repayment of subordinated debentures, net	—	(5,000)
Cash dividends on common stock	(5,638)	(4,090)
Net cash provided/(used) by financing activities	17,201	(29,925)
Net change in cash and cash equivalents	49,963	11,451
Cash and cash equivalents, beginning of year	62,485	61,320
Cash and cash equivalents, end of period	$112,448	$72,771

Supplemental cash flow information
Interest paid	$4,237	$4,547
Income taxes paid	2,265	2,250
Supplemental non cash disclosure
Loan balances transferred to loans held for sale	$11,356	$—
Loan balances transferred to foreclosed real estate	363	1,899
Due to broker for securities purchases	86,395	—
Due from broker for securities sales	44,202	—

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

Adoption of New Accounting Standards

In June 2014, the FASB issued ASU No. 2014-11 “Transfers and Servicing (Topic 860) — Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures.” ASU 2014-11 aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. In addition the disclosure of certain transactions accounted for as sales is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. See Note 6 for related disclosures. This ASU had no material impact on the financial statements.

NOTE 2 - STOCK PLANS AND STOCK BASED COMPENSATION

On January 19, 2015, the Board of Directors adopted and approved the MainSource Financial Group, Inc. 2015 Stock Incentive Plan (the “2015 Plan”) which was effective following the approval of the Plan by the Company’s shareholders at the 2015 Annual Meeting of Shareholders held on April 29, 2015.  The 2015 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, share awards of restricted stock performance share units and other equity based awards.  Incentive stock options may be granted only to employees.  An aggregate of 1,000,000 shares of common stock are reserved for issuance under the 2015 Plan.  Shares issuable under the 2015 Plan may be authorized and unissued shares of common stock or treasury shares.  The 2015 Plan is in addition to, and not in replacement of, a similar plan adopted in 2007.  The 2007 Stock Incentive Plan (the “2007 Plan”) provided for the grant of incentive stock options, nonstatutory stock options, stock bonuses and restricted stock awards. An aggregate of 650,000 shares of common stock were reserved for issuance under the 2007 Stock Incentive Plan. However, no further awards of stock or options will be made under the 2007 Plan following shareholder approval of the 2015 Plan.  The 2007 Plan was in replacement of a similar plan adopted in 2003, the 2003 Stock Option Plan (the “2003 Plan”).  Any stock or option awards that were previously issued under the 2007 Plan or 2003 Plan have not been terminated as a result of the adoption of the 2015 Plan, but will continue in accordance with the applicable plan terms and the agreements pursuant to which such stock or option awards were issued.

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

The following table summarizes stock option activity:

	Six Months Ended June 30, 2015
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	377,790	$13.46
Granted	—	—
Exercised	(22,500)	9.80
Forfeited or expired	(37,100)	20.27
Outstanding, period end	318,190	$12.91
Options exercisable at period end	230,738	$12.42
Fully vested and expected to vest	313,114	$12.88

The following table details stock options outstanding:

	June 30, 2015	December 31, 2014
Stock options vested and currently exercisable:
Number	230,738	288,938
Weighted average exercise price	$12.42	$13.24
Aggregate intrinsic value	$2,199	$2,219
Weighted average remaining life (in years)	3.8	3.8

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $42 and $85 in stock compensation expense during the three and six months ended June 30, 2015 and $41 and $82 in stock compensation expense during the three and six months ended June 30, 2014 to salaries and employee benefits. There were no options granted in the first or second quarters of 2015 and 29,389 options granted in the first quarter of 2014 and 1,938 granted in the second quarter of 2014.  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2015 and beyond is estimated as follows:

Year	(in thousands)
July 2015 - December 2015	$108
2016	93
2017	38

During 2014 and the first quarter of 2015, the Executive Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers and other employees pursuant to the Company’s Long Term Incentive Plan (“LTIP”). Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The restricted stock awards vest as follows — 100% on the third anniversary of the date of grant. A total of 28,955 shares of common stock were granted in the first quarter of 2015 at a weighted average cost of $19.57 per share.

A summary of changes in the Company’s nonvested restricted shares for 2015 follows:

	Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	91,923	$14.88
Granted	28,955	19.57
Vested	(18,248)	12.71
Forfeited	—	—
Nonvested at June 30, 2015	102,630	$16.59

As of June 30, 2015, there was $1,027 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the 2007 Plan that will be recognized over the remaining vesting period of approximately 1.6 years. The recognized compensation costs related to the 2007 Plan was $152 and $68 for the three month periods ending June 30, 2015 and 2014 respectively and $304 and $302 for the six month periods ending June 30, 2015 and 2014 respectively.

Additionally, in the first quarter of 2015, the Committee voted to grant performance share units to certain executive officers pursuant to the Company’s LTIP, subject to and effective upon the approval of the 2015 Plan by the Company’s shareholders at the 2015 Annual Meeting of Shareholders held on April 29, 2015.  The Committee established performance measures, goals and payout calibration for the Performance Share Units. At the end of each three-year performance period, the Committee will certify the results of the performance measures and goals and will pay the earned awards out in cash or shares of Company common stock. Dividends earned during each three-year performance period will be accrued and paid at the end of the performance period, based upon the final number of shares earned.  The performance measures and goals are based on financial and shareholder measures, and are evaluated relative to internal goals and the performance of the Company’s peers. Once the performance measures and goals were established, the Committee established threshold, target and superior levels of performance. The LTIP payout of shares will begin once the Company achieves the pre-established threshold (thus, no payout will occur if the performance is equal to or below the threshold). Each executive’s target payout is achieved once the performance equals the target level, and the maximum payout is achieved once the performance equals the superior level (with interpolation between discrete points).

Performance	Payout
Threshold	0%
Target	100%
Superior	150%

The grant of Performance Share Units by the Committee is evidenced by an award agreement between the executive and the Company which provides that each executive will receive shares of Company stock when the Company’s actual performance as compared to its peers and long-term goals exceeds certain thresholds, determined as of December 31, 2017, provided the executive remains employed by the Company on such date. The executive’s eligibility for the payout of shares is determined based on the following measures:

Performance Measure	Weight	Evaluated vs.
Return on Assets	50%	Peer
Total Shareholder Return	25%	Peer
Earnings Per Share	25%	Goal

The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The performance share units are earned over the three year period of the award. A total of 16,205 performance share units were granted in the second quarter of 2015 at a weighted average cost of $19.57 per share.  Compensation expense is recognized over the three year performance period of the awards based on the fair value of the stock at the issue date and the anticipated achievement level of the target performance.  Quarterly, the performance measures will be reevaluated and adjustments made to the expense recorded in the financial statements, if needed, to reflect the new revised achievement levels. $26 of expense was recognized on these awards in the second quarter and first six months of 2015.  A total of $291 will be expensed in future periods if the Target level is achieved.

In the second quarter of 2015, members of the Board of Directors received their entire annual retainer in restricted Company stock for the following Board year ended with the 2016 annual meeting of shareholders. The 2015 award vests quarterly for all directors who remained on the Board of Directors on the vesting date, with 25% of the award vesting on each of May 1, August 1, and November 1, 2015, and February 1, 2016. The value of the 2015 retainer award was determined by multiplying the award amount by the closing price of the stock on the issuance date.

For all awards, other expense is recognized over the three month period of the awards based on the fair value of the stock at the issue dates. Shares awarded by quarter were as follows:

Quarter		Shares	Price per Share
2015	2Q	14,084	$19.89

A total of $70 and $91 was recognized as other expense in the second quarter of 2015 and 2014 respectively for these grants and $160 and $180 was recognized in the first six months of 2015 and 2014 respectively.

In late 2014, the Company announced a stock repurchase program pursuant to which the Company may repurchase up to 5.0% of its outstanding shares of common stock, or approximately 1,085,000 shares.  During the first quarter of 2015, the Company repurchased 27,400 shares at a total cost of $520.  In the second quarter of 2015, the Company repurchased 93,685 shares at a total cost of $1,883.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of June 30, 2015
Available for Sale
U. S. government agency	$573	$8	$(1)	$580
State and municipal	335,150	15,404	(1,247)	349,307
Mortgage-backed securities-residential (Government Sponsored Entity)	233,746	2,198	(580)	235,364
Collateralized mortgage obligations (Government Sponsored Entity)	266,267	2,854	(1,852)	267,269
Equity securities	4,689	—	—	4,689
Other securities	2,527	—	—	2,527
Total available for sale	$842,952	$20,464	$(3,680)	$859,736

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of December 31, 2014
Available for Sale
U. S. government agency	$652	$10	$(1)	$661
State and municipal	316,048	18,603	(353)	334,298
Mortgage-backed securities-residential (Government Sponsored Entity)	178,534	4,071	(433)	182,172
Collateralized mortgage obligations (Government Sponsored Entity)	344,556	2,743	(3,862)	343,437
Equity securities	4,689	—	—	4,689
Other securities	2,503	—	—	2,503
Total available for sale	846,982	$25,427	$(4,649)	$867,760

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity or with no maturity are shown separately.

	Available for Sale
June 30, 2015	Amortized Cost	Fair Value
Within one year	$15,187	$15,330
One through five years	52,997	54,926
Six through ten years	136,512	142,797
After ten years	133,554	139,361
Mortgage-backed securities-residential (Government Sponsored Entity)	233,746	235,364
Collateralized mortgage obligations (Government Sponsored Entity)	266,267	267,269
Equity securities	4,689	4,689
Total available for sale securities	$842,952	$859,736

Proceeds from sales of securities available for sale were $82,339 and $21,972 for the six months ended June 30, 2015 and 2014, respectively. Gross gains of $1,312 and $542 and gross losses of $997 and $546 were realized on these sales during 2015 and 2014, respectively.

Proceeds from sales of securities available for sale were $43,497 and $21,972 for the three months ended June 30, 2015 and 2014, respectively. Gross gains of $1,060 and $542 and gross losses of $997 and $546 were realized on these sales during 2015 and 2014, respectively.

Below is a summary of securities with unrealized losses as of June 30, 2015 and December 31, 2014 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
June 30, 2015 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency	$769	$(1)	$—	$—	$769	$(1)
State and municipal	66,024	(1,163)	1,630	(84)	67,654	(1,247)
Mortgage-backed securities-residential (GSE’s)	71,000	(580)	—	—	71,000	(580)
Collateralized mortgage obligations (GSE’s)	48,044	(395)	66,513	(1,457)	114,557	(1,852)
Other securities	—	—	—	—	—	—
Total temporarily impaired	$185,837	$(2,139)	$68,143	$(1,541)	$253,980	$(3,680)

December 31, 2014 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S government agency	$122	$(1)	$—	$—	$122	$(1)
State and municipal	16,659	(147)	13,340	(206)	29,999	(353)
Mortgage-backed securities-residential (GSE’s)	24,925	(51)	32,541	(382)	57,466	(433)
Collateralized mortgage obligations (GSE’s)	21,775	(114)	150,094	(3,748)	171,869	(3,862)
Other securities	—	—	—	—	—	—
Total temporarily impaired	$63,481	$(313)	$195,975	$(4,336)	$259,456	$(4,649)

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

As of June 30, 2015, the Company’s securities portfolio consisted of 999 securities, 188 of which were in an unrealized loss position.  Unrealized losses on state and municipal securities of $1,247 have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to changes in interest rates. The Company monitors the financial condition of these issuers. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

At June 30, 2015, almost all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value of approximately $580 is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

The Company’s collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations with a market value of $114,557 which had unrealized losses of approximately $1,852 at June 30, 2015. The Company monitors to insure it has adequate credit support and as of June 30, 2015, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. All securities are investment grade.

NOTE 4 - LOANS AND ALLOWANCE

Loans were as follows:

	June 30, 2015	December 31, 2014
Commercial
Commercial and industrial	$339,460	$275,646
Agricultural	32,823	46,784
Commercial Real Estate
Farm	76,361	76,849
Hotel	56,661	74,962
Construction and development	78,899	61,640
Other	652,325	666,417
Residential
1-4 family	430,750	435,336
Home equity	280,007	274,159
Consumer
Direct	47,233	45,360
Indirect	528	612
Total loans	1,995,047	1,957,765
Allowance for loan losses	(22,473)	(23,250)
Net loans	$1,972,574	$1,934,515

The Company purchased some financing receivables in the fourth quarter of 2014. The investment by portfolio class at June 30, 2015 is as follows.  These loans are included in the above table and all other tables below in the recorded investment amount.

Commercial and industrial	$23,413
Construction and development	2,746
Other real estate	88,537
1-4 family	31,512
Home equity	14,943
Direct	1,385
$162,536

The Company also purchased some credit impaired loans during 2014. These loans had a net balance of under $1,000 so additional disclosures were not made due to their immateriality.

Activity in the allowance for loan losses for the three months ended June 30, 2015 and 2014 was as follows:

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, April 1, 2015	$3,675	$14,718	$3,328	$917	$22,638
Provision charged to expense	1,718	(2,944)	600	626	—
Losses charged off	(20)	(379)	(711)	(803)	(1,913)
Recoveries	21	1,294	47	386	1,748
Balance, June 30, 2015	$5,394	$12,689	$3,264	$1,126	$22,473

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, April 1, 2014	$3,009	$20,439	$3,196	$603	$27,247
Provision charged to expense	149	(393)	718	276	750
Losses charged off	(3)	(4,047)	(834)	(628)	(5,512)
Recoveries	46	995	30	311	1,382
Balance, June 30, 2014	$3,201	$16,994	$3,110	$562	$23,867

Activity in the allowance for loan losses for the six months ended June 30, 2015 and 2014 and the recorded investment of loans and allowances by portfolio segment and impairment method as of June 30, 2015 and December 31, 2014 were as follows:

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2015	$2,977	$15,605	$3,501	$1,167	$23,250
Provision charged to expense	2,491	(3,949)	773	685	—
Losses charged off	(127)	(437)	(1,205)	(1,500)	(3,269)
Recoveries	53	1,470	195	774	2,492
Balance, June 30, 2015	$5,394	$12,689	$3,264	$1,126	$22,473

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2014	$3,291	$20,210	$3,409	$699	$27,609
Provision charged to expense	(14)	—	963	551	1,500
Losses charged off	(149)	(4,655)	(1,377)	(1,371)	(7,552)
Recoveries	73	1,439	115	683	2,310
Balance, June 30, 2014	$3,201	$16,994	$3,110	$562	$23,867

	Commercial	Commercial Real Estate	Residential	Consumer	Total
As of June 30, 2015
Ending Balance individually evaluated for impairment	$812	$733	$177	$—	$1,722
Ending Balance collectively evaluated for impairment	4,582	11,956	3,087	1,126	20,751
Total ending allowance balance	$5,394	$12,689	$3,264	$1,126	$22,473
Loans
Ending Balance individually evaluated for impairment	$2,199	$9,887	$10,726	$206	$23,018
Ending Balance collectively evaluated for impairment	370,084	854,359	700,031	47,555	1,972,029
Total ending loan balance excludes $5,903 of accrued interest	$372,283	$864,246	$710,757	$47,761	$1,995,047

As of December 31, 2014	Commercial	Commercial Real Estate	Residential	Consumer	Total
Ending Balance individually evaluated for impairment	$162	$705	$183	$—	$1,050
Ending Balance collectively evaluated for impairment	2,815	14,900	3,318	1,167	22,200
Total ending allowance balance	$2,977	$15,605	$3,501	$1,167	$23,250

Loans
Ending Balance individually evaluated for impairment	$705	$24,722	$10,662	$220	$36,309
Ending Balance collectively evaluated for impairment	321,725	855,146	698,833	45,752	1,921,456
Total ending loan balance excludes $5,605 of accrued interest	$322,430	$879,868	$709,495	$45,972	$1,957,765

The allowance for loans collectively evaluated for impairment consists of reserves on groups of similar loans based on historical loss experience adjusted for other factors, as well as reserves on certain loans that are classified but determined not to be impaired based on an analysis which incorporates probability of default with a loss given default scenario. The reserves on these loans totaled $2,650 at June 30, 2015 and $2,426 at December 31, 2014.

The recorded investment in loans excludes accrued interest receivable due to immateriality.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2015 and December 31, 2014.  Performing troubled debt restructurings totaling $2,842 and $7,499 were excluded as allowed by ASC 310-40.

June 30, 2015	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded
Commercial
Commercial and industrial	$1,338	$1,316	$812
Agricultural	—	—	—
Commercial Real Estate
Farm	—	—	—
Hotel	—	—	—
Construction and development	—	—	—
Other	1,890	1,808	733
Residential
1-4 Family	1,523	1,445	172
Home Equity	163	163	5
Consumer
Direct	—	—	—
Subtotal — impaired with allowance recorded	4,914	4,732	1,722
With no related allowance recorded
Commercial
Commercial & industrial	1,170	883
Agricultural	—	—
Commercial Real Estate
Farm	716	462
Hotel	—	—
Construction and development
Other	6,461	4,775
Residential
1-4 Family	7,424	6,449
Home Equity	2,960	2,669
Consumer
Direct	217	206
Indirect	—	—
Subtotal — impaired with allowance recorded	18,948	15,444	—
Total impaired loans	$23,862	$20,176	$1,722

December 31, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded
Commercial
Commercial and industrial	$82	$64	$12
Agriculture	397	150	150
Commercial Real Estate
Farm	76	76	21
Hotel	—	—	—
Construction and development	—	—	—
Other	979	889	684
Residential
1-4 Family	1,543	1,478	178
Home Equity	167	167	5
Consumer
Direct	—	—	—
Indirect	—	—	—
Subtotal — impaired with allowance recorded	3,244	2,824	1,050
With no related allowance recorded
Commercial
Commercial & industrial	761	491
Agricultural	—	—
Commercial Real Estate
Farm	864	616
Hotel	11,423	11,377
Construction and development	84	78
Other	5,848	4,186
Residential
1-4 Family	7,325	6,400
Home Equity	2,847	2,618
Consumer
Direct	238	213
Indirect	7	7
Subtotal — impaired with allowance recorded	29,397	25,986	—
Total impaired loans	$32,641	$28,810	$1,050

The following tables present the average balance of impaired loans and interest income and cash basis interest recognized for the six months ending June 30, 2015 and June 30, 2014, excluding performing troubled debt restructurings as allowed by ASC 310-40.

Six months ended June 30, 2015	Average Balance Impaired Loans	Interest Income Recognized	Cash Basis Income Recognized
Commercial
Commercial & Industrial	$1,289	$6	$6
Agricultural	50	—	—
Commercial Real Estate
Farm	450	4	4
Hotel	4,750	—	—
Construction and development	26	47	47
Other	5,668	55	55
Residential
1-4 Family	7,772	35	35
Home Equity	2,100	8	8
Consumer
Direct	140	10	10
Indirect	2	4	4
	$22,247	$169	$169

Six months ended June 30, 2014	Average Balance Impaired Loans	Interest Income Recognized	Cash Basis Income Recognized
Commercial
Commercial & Industrial	$287	$8	$8
Agricultural	137	—	—
Commercial Real Estate
Farm	945	—	—
Hotel	3,850	—	—
Construction and development	398	—	—
Other	11,324	71	71
Residential
1-4 Family	8,258	5	5
Home Equity	2,460	7	7
Consumer
Direct	330	5	5
Indirect	7	1	1
	$27,996	$97	$97

The following tables present the average balance of impaired loans and interest income and cash basis interest recognized for the three months ending June 30, 2015 and June 30, 2014, excluding performing troubled debt restructurings as allowed by ASC 310-40.

Three months ended June 30, 2015	Average Balance Impaired Loans	Interest Income Recognized	Cash Basis Income Recognized
Commercial
Commercial & Industrial	$1,656	$4	$4
Agricultural	—	—	—
Commercial Real Estate
Farm	328	—	—
Hotel	1,437	—	—
Construction and development	—	—	—
Other	5,964	30	30
Residential
1-4 Family	7,720	14	14
Home Equity	1,758	4	4
Consumer
Direct	103	6	6
Indirect	—	1	1
	$18,966	$59	$59

Three months ended June 30, 2014	Average Balance Impaired Loans	Interest Income Recognized	Cash Basis Income Recognized
Commercial
Commercial & Industrial	$280	$4	$4
Agricultural	206	—	—
Commercial Real Estate
Farm	871	—	—
Hotel	5,775	—	—
Construction and development	200	—	—
Other	10,612	23	23
Residential
1-4 Family	7,890	1	1
Home Equity	2,783	6	6
Consumer
Direct	106	2	2
Indirect	5	—	—
	$28,728	$36	$36

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2015 and December 31, 2014:

	Non-accrual		Past due over 90 days and still accruing
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Commercial
Commercial and industrial	$2,161	$479	$—	$—
Agricultural	—	150	—	—
Commercial Real Estate
Farm	461	692	—	—
Hotel	—	—	—	—
Construction and development	—	78	—	—
Other	4,816	3,744	40	—
Residential
1-4 Family	6,299	6,428	—	—
Home Equity	1,922	1,841	—	—
Consumer
Direct	173	177	—	—
Indirect	—	7	—	—
Total	$15,832	$13,596	$40	$—

The following tables present the aging of the recorded investment in past due loans as of June 30, 2015 and December 31, 2014 by class of loans:

June 30, 2015	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$339,460	$586	$451	$705	$1,742	$337,718
Agricultural	32,823	—	87	—	87	32,736
Commercial Real Estate
Farm	76,361	1,945	—	214	2,159	74,202
Hotel	56,661	—	—	—	—	56,661
Construction and development	78,899	—	—	—	—	78,899
Other	652,325	1,075	761	2,315	4,151	648,174
Residential
1-4 Family	430,750	1,689	1,922	3,743	7,354	423,396
Home Equity	280,007	718	229	1,236	2,183	277,824
Consumer
Direct	47,233	119	14	135	268	46,965
Indirect	528	3	—	—	3	525
Total — excludes $5,903 of accrued interest	$1,995,047	$6,135	$3,464	$8,348	$17,947	$1,977,100

December 31, 2014	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$275,646	$441	$75	$210	$726	$274,920
Agricultural	46,784	—	—	—	—	46,784
Commercial Real Estate
Farm	76,849	—	—	327	327	76,522
Hotel	74,962	—	—	—	—	74,962
Construction and development	61,640	—	78	—	78	61,562
Other	666,417	933	755	1,919	3,607	662,810
Residential
1-4 Family	435,336	6,217	1,719	3,186	11,122	424,214
Home Equity	274,159	751	250	1,521	2,522	271,637
Consumer
Direct	45,360	91	17	162	270	45,090
Indirect	612	6	7	—	13	599
Total — excludes $5,605 of accrued interest	$1,957,765	$8,439	$2,901	$7,325	$18,665	$1,939,100

Troubled Debt Restructurings

From time to time, the terms of certain loans are modified as troubled debt restructurings. The modification of the terms of such loans include one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The total of troubled debt restructurings at June 30, 2015 and December 31, 2014 was $8,655 and $23,325 respectively. Included in the TDR totals are non-accrual loans of $1,461 and $575 at June 30, 2015 and December 31, 2014 and performing loans of $2,842 at June 30, 2015 and $7,499 at December 31, 2014. The Company has allocated $497 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2015. The Company has committed to lend additional amounts totaling $0 to customers with outstanding loans that are classified as troubled debt restructurings. At December 31, 2014, the comparable numbers were $485 of specific reserves and $0 of commitments.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six month period ending June 30, 2015:

		Pre-Modification	Post-Modification
For the three and		Outstanding Recorded	Outstanding Recorded
six month period ending June 30, 2015	Number of Loans	Investment	Investment
Commercial
Commercial and industrial	3	$216	$216
Commercial real estate
Other	7	1,568	1,307
Residential
Home Equity	1	6	6
Total	11	$1,790	$1,529

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six month period ending June 30, 2014:

		Pre-Modification	Post-Modification
For the three and		Outstanding Recorded	Outstanding Recorded
six month period ending June 30, 2014	Number of Loans	Investment	Investment
Commercial real estate
Hotel	2	$15,362	$11,550
Other	2	1,015	1,015
Residential
1-4 Family	1	140	140
Total	5	$16,517	$12,705

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six month period ending June 30, 2015:

For the six month period ending June 30, 2015	Number of Loans	Recorded Investment
Commercial real estate:
Other	1	$28
Total	1	$28

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six month period ending June 30, 2014:

For the six month period ending June 30, 2014	Number of Loans	Recorded Investment
Commercial real estate:
Other	1	$1,431
Residential
1-4 Family	1	53

Total	2	$1,484

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three month period ending June 30, 2015:

June 30, 2015	Number of Loans	Recorded Investment
Commercial real estate:
Other	1	$28
Total	1	$28

There were no troubled debt restructurings where there was a payment default during the three month period ending June 30, 2014.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $0 and $0 and resulted in charge offs of $0 and $0 during the three month period ending June 30, 2015 and 2014, respectively.  For the six month periods ending June 30, 2015 and 2014, the troubled debt restructurings that subsequently defaulted increased the allowance for loan losses by $0 and $0 and resulted in charge offs of $0 and $36.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

The terms of certain other loans were modified during the three month period ending June 30, 2015 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of June 30, 2015 of $924. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be significant.

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

As of June 30, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

June 30, 2015	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$289,095	$9,495	$1,676	$1,861
Agricultural	32,823	—	—	—
Commercial Real Estate
Farm	75,635	265	—	461
Hotel	53,908	2,753	—	—
Construction and development	78,899	—	—	—
Other	525,788	9,462	9,316	3,345
Total	$1,056,148	$21,975	$10,992	$5,667

At December 31, 2014, the risk category of loans by class of loans was as follows:

December 31, 2014	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$226,731	$9,926	$1,596	$35
Agricultural	46,634	—	—	150
Commercial Real Estate
Farm	75,191	966	—	692
Hotel	60,704	2,835	11,423	—
Construction and development	60,971	372	219	78
Other	525,758	20,823	9,689	2,323
Total	$995,989	$34,922	$22,927	$3,278

Loans not analyzed individually as part of the above described process are classified by delinquency. These loans are primarily smaller (<$250) commercial, smaller commercial real estate (<$250), residential mortgage and consumer loans. All commercial, commercial real estate, consumer loans fully or partially secured by 1-4  family residential real estate that are 60-89 days will be classified as Watch. If loans are greater than 90 days past due, they will be classified as Substandard. Smaller commercial and commercial real estate loans on non-accrual are included in the non-accrual tables above.  Consumer loans not secured by 1-4 family residential real estate that are 60-119 days past due will be classified Substandard while loans greater than 119 days will be classified as Loss. As of June 30, 2015 and December 31, 2014, the grading of loans by category of loans is as follows:

June 30, 2015	Performing	Watch	Substandard
Commercial
Commercial and industrial	$37,023	$10	$300
Commercial Real Estate
Other	102,738	205	1,471
Total	$139,761	$215	$1,771

December 31, 2014	Performing	Watch	Substandard
Commercial
Commercial and industrial	$36,839	$75	$444
Commercial Real Estate
Other	106,247	156	1,421
Total	$143,086	$231	$1,865

June 30, 2015	Performing	Watch	Substandard
Residential
1-4 Family	$425,085	$1,922	$3,743
Home Equity	278,542	229	1,236
Total	$703,627	$2,151	$4,979

December 31, 2014	Performing	Watch	Substandard
Residential
1-4 Family	$430,431	$1,719	$3,186
Home Equity	272,388	250	1,521
Total	$702,819	$1,969	$4,707

June 30, 2015	Performing	Substandard	Loss
Consumer
Direct	$47,084	$14	$135
Indirect	528	—	—
Total	$47,612	$14	$135

December 31, 2014	Performing	Substandard	Loss
Consumer
Direct	$45,181	$142	$37
Indirect	605	7	—
Total	$45,786	$149	$37

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned is recorded in other assets on the balance sheet. Activity in other real estate owned was as follows:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Beginning Balance	$2,201	$3,841	$2,688	$4,120
Transfer to other real estate owned	207	1,234	363	1,899
Sales — out of other real estate owned	(305)	(1,336)	(948)	(2,176)
Write-down	(38)	(16)	(38)	(120)
Ending Balance — June 30	$2,065	$3,723	$2,065	$3,723

The value of the sale amount above is the carrying value of the property when it was sold.

Activity in the valuation account for other real estate was as follows:

	Three months ended June 30		Three months ended June 30
	2015	2014	2015	2014
Beginning Balance	$(285)	$(1,432)	$(448)	$(1,328)
Impairments during year	(38)	(16)	(38)	(120)
Recovery on impairments	—	—	—	—
Reductions	—	1,057	163	1,057
Ending Balance — June 30	$(323)	$(391)	$(323)	$(391)

Expenses related to foreclosed assets for the period ending June 30 include:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Write downs	$38	$16	$38	$120
Losses / (gains) on sales	(5)	(55)	6	(82)
Net loss / (gain)	$33	$(39)	$44	$38
Operating expenses	$58	$25	$94	$92

Foreclosed residential real estate properties included in other real estate and repossessed assets on the Consolidated Balance Sheets totaled $708 and $1,261 at June 30, 2015 and December 31, 2014, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $3,621 and $2,653 at June 30, 2015 and December 31, 2104, respectively.

NOTE 6 — DEPOSITS & REPURCHASE AGREEMENTS

	June 30, 2015	December 31, 2014

Noninterest-bearing demand	$568,365	$513,393
Interest-bearing demand	1,059,040	1,054,780
Savings	573,862	559,761
Certificates of deposit of $250 or more	72,903	56,495
Other certificates and time deposits	260,897	283,892
Total deposits	$2,535,067	$2,468,321

The Company has entered into repurchase agreements with some of its customers.  The agreements are one day in length.  At June 30, 2015, these agreements totaled $20,879 and were secured by a pledged amount of $36,621 of mortgage backed securities.  Management monitors the fair value of the securities on a regular basis.  If the fair value of the securities declined to an amount approximating these agreements, more securities would be pledged.

NOTE 7 - EARNINGS PER SHARE

Earnings per common share (EPS) were computed as follows:

	June 30, 2015			June 30, 2014
For the three months ended:	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per common share:
Net income available to common shareholders	$9,660	21,668,171	$0.45	$7,754	20,450,885	$0.38
Effect of dilutive warrants		151,965			62,978
Effect of dilutive stock options		102,157			64,419
Net income available to common shareholders and assumed conversions	$9,660	21,922,293	$0.44	$7,754	20,578,282	$0.38

Stock options for 3,400 common shares in 2015 and stock options for 178,896 common shares in 2014 were not considered in computing diluted earnings per share because they were antidilutive.

	June 30, 2015			June 30, 2014
For the six months ended:	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per common share:
Net income available to common shareholders	$17,323	21,679,856	$0.80	$13,979	20,442,131	$0.68
Effect of dilutive warrants		141,609			64,488
Effect of dilutive stock options		98,677			64,995
Net income available to common shareholders and assumed conversions	$17,323	21,920,142	$0.79	$13,979	20,571,614	$0.68

Stock options for 14,671 common shares in 2014 and stock options for 182,513 common shares in 2014 were not considered in computing diluted earnings per share because they were antidilutive.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2015 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets/Liabilities
Investment securities available-for sale
U. S. government agency	$580		$580
States and municipals	349,307		337,444	$11,863
Mortgage-backed securities — residential —Government Sponsored Entity	235,364		235,364
Collateralized mortgage obligations — Government Sponsored Entity	267,269		267,269
Equity securities	4,689	$4,689
Other securities	2,527			2,527
Total investment securities available-for-sale	$859,736	$4,689	$840,657	$14,390

Mortgage banking derivative	$1,075		$1,075

Interest rate swap asset	$115		$115
Interest rate swap liability	$(115)		$(115)

		Fair Value Measurements at December 31, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets/Liabilities
Investment securities available-for sale
U. S. government agency	$661		$661
States and municipals	334,298		321,488	$12,810
Mortgage-backed securities — residential —Government Sponsored Entity	182,172		182,172
Collateralized mortgage obligations — Government Sponsored Entity	343,437		343,437
Equity securities	4,689	$4,689
Other securities	2,503			2,503
Total investment securities available-for-sale	$867,760	$4,689	$847,758	$15,313

Mortgage banking derivative	$975		$975

Interest rate swap asset	$56		$56
Interest rate swap liability	$(56)		$(56)

There were no transfers between Level 1 and Level 2 during the second quarter of 2015 or 2014.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended June 30, 2015 and 2014:

Three months ended June 30:

States and municipal	2015	2014
Beginning balance, April 1	$12,371	$14,017
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(30)	9
Settlements	(478)	(943)
Ending balance, June 30	$11,863	$13,083

Equity securities	2015	2014
Beginning balance, April 1	$—	$250
Total gains or losses (realized / unrealized)
Settlements		(250)
Ending balance, June 30	$—	$—

Other securities	2015	2014
Beginning balance, April 1	$2,538	$2,518
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(11)	(7)
Ending balance, June 30	$2,527	$2,511

Six months ended June 30:

States and municipal	2015	2014
Beginning balance, January 1	$12,810	$14,420
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(30)	23
Settlements	(917)	(1,360)
Ending balance, June 30	$11,863	$13,083

Equity securities	2015	2014
Beginning balance, January 1	$—	$250
Total gains or losses (realized / unrealized)
Settlements	—	(250)
Ending balance, June 30	$—	$—

Other securities	2015	2014
Beginning balance, January 1	$2,503	$2,526
Total gains or losses (realized / unrealized)
Included in other comprehensive income	24	(15)
Ending balance, June 30	$2,527	$2,511

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2015 Using
	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Commercial and industrial	$475			$475
Other real estate	885			885
Total impaired loans	$1,360			$1,360
Impaired servicing rights	$1,663			$1,663

		Fair Value Measurements at December 31, 2014 Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Farm real estate	$55			$55
Other	1,235			1,235
Total impaired loans	$1,290			$1,290
Impaired servicing rights	$1,854			$1,854
Other real estate owned
Construction and development	$21			$21
Other real estate	291			291
1-4 Family	150			150
Total other real estate owned	$462			$462

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $2,805, with a valuation allowance of $1,445 at June 30, 2015. The Company recorded a charge of $968 to provision expense associated with these loans for the three months ended June 30, 2015 and a charge of $1,056 provision expense associated with these loans for the six month period ending June 30, 2015. The Company recorded a credit of $122 to provision expense associated with these loans for the three months ended June 30, 2014 and a credit of $217 provision expense associated with these loans for the six month period ending June 30, 2014. At December 31, 2014, impaired loans had a gross carrying amount of $2,056 with a valuation allowance of $766. A breakdown of these loans by portfolio class at June 30, 2015 is as follows:

	Gross Balance	Valuation Allowance	Net
Commercial and industrial	$1,287	$812	$475
Other commercial real estate	1,518	633	885
Ending Balance	$2,805	$1,445	$1,360

Impaired tranches of servicing rights were carried at a fair value of $1,663, which is made up of the gross outstanding balance of $1,913 net of a valuation allowance of $250. A $150 credit to earnings was made to the valuation allowance in the second quarter and first half of 2015.  No change occurred in the valuation allowance in the second quarter or first half of 2014.  At December 31, 2014, impaired servicing rights were carried at a fair value of $1,854 which was made up of the gross outstanding balance of $2,254, net of a valuation allowance of $400.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014. Impaired commercial, commercial real estate loans, and other real estate owned that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.  The fair value of the mortgage servicing rights is valued based on present value of future cash flows to be received taking into account the coupon rate on the mortgage as well as estimated prepayment speeds.

June 30, 2015	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired Loans:
Commercial and industrial	$475	Sales comparison approach	Adjustment for differences between comparable sales	10%-100% 60% Avg
Other	885	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	10%-20% 13% Avg
	$1,360

Mortgage servicing rights	$1,663	Cash flow analysis	Discount rate	10%

December 31, 2014	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired Loans:
Farm real estate	$55	Sales comparison approach	Adjustment for differences between comparable sales	40% 40% Avg
Other	1,235	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	20%-45% 36% Avg
	$1,290
Other real estate owned:
Construction and development	$21	Sales comparison approach	Adjustment for differences between comparable sales.	15% 15% Avg
Other and 1-4 family	441	Sales comparison approach	Adjustment for differences between comparable sales.	10%-19% 11% Avg
	$462

Mortgage servicing rights	$1,854	Cash flow analysis	Discount rate	10%

The carrying amounts and estimated fair values of financial instruments, not previously presented, is as follows:

June 30, 2015	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$112,448	$52,484	$59,964		$112,448
Interest bearing time deposits	1,670		1,670		1,670
Loans including loans held for sale, net	1,979,146		8,132	$1,997,869	2,006,001
FHLB and other stock	11,070				N/A
Interest receivable	10,351		4,448	5,903	10,351
Financial liabilities
Deposits	(2,535,067)	(568,365)	(1,966,712)		(2,535,077)
Other borrowings	(47,009)		(47,009)		(47,009)
FHLB advances	(154,506)		(157,077)		(157,077)
Interest payable	(524)		(524)		(524)
Subordinated debentures	(41,239)		(24,212)		(24,212)

December 31, 2014	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$62,485	$60,662	$1,823		$62,485
Interest bearing time deposits	1,915		1,915		1,915
Loans including loans held for sale, net	1,941,507		8,514	$1,946,843	1,955,357
FHLB and other stock	13,854				N/A
Interest receivable	10,064		4,459	5,605	10,064
Financial liabilities
Deposits	(2,468,321)	(513,393)	(1,952,833)		(2,466,226)
Other borrowings	(26,349)		(26,349)		(26,349)
FHLB advances	(214,413)		(219,050)		(219,050)
Interest payable	(599)		(599)		(599)
Subordinated debentures	(41,239)		(24,212)		(24,212)

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

Actual and required capital amounts and ratios are presented below:

			Required for
	Actual		Adequate Capital		To Be Well Capitalized
June 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$341,687	15.8%	$173,374	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	319,441	14.7	130,030	6.0	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets	278,441	12.8	97,523	4.5	N/A	N/A
Tier 1 capital (to average assets)	319,441	10.2	125,009	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	331,826	15.3%	173,675	8.0%	$217,093	10.0%
Tier 1 capital (to risk-weighted assets)	309,353	14.2	130,256	6.0	173,675	8.0
Common equity Tier 1 capital (to risk-weighted assets	309,353	14.2	97,692	4.5	141,111	6.5
Tier 1 capital (to average assets)	309,353	10.0	123,860	4.0	154,825	5.0

			Required for		To Comply with
	Actual		Adequate Capital		Regulatory Agreement
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$332,726	16.0%	$165,975	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	309,476	14.9	82,988	4.0	N/A	N/A
Tier 1 capital (to average assets)	309,476	10.2	121,014	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	321,005	15.6%	164,648	8.0%	$205,810	10.0%
Tier 1 capital (to risk-weighted assets)	297,755	14.5	82,324	4.0	123,486	6.0
Tier 1 capital (to average assets)	297,755	9.9	119,880	4.0	149,850	5.0

Management believes as of June 30, 2015, the Company and the Bank met all capital adequacy requirements to which they are subject to be considered well-capitalized. The Company is a source of additional financial strength to the Bank with its $2,500 in cash and its ability to downstream additional capital to the Bank.

NOTE 10 — INCOME TAXES

In accordance with ASC 740-270-50-1, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2015 and 2014 based on the current estimate of the effective annual rate.  The effective tax rate for the second quarter of 2015 was 22.7% versus 20.9% for the same period 2014.  For the first six months of 2015 and 2014, the effective tax rate was 20.9% and 19.4% respectively. The increase was due to the increase in pre-tax income in the second quarter and first six months of 2015.

NOTE 11 — DERIVATIVES

MainSource Bank (“the Bank’) executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Bank agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the customer to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institutions offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Bank’s results of operations.  The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $16.1 million at June 30, 2015 and $2.0 million at December 31, 2014.

Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. The Bank’s exposure is limited to the replacement value of the contracts rather than the notional, principal or contract amounts. There are provisions in the agreements with the counterparties that allow for certain unsecured credit exposure up to an agreed threshold. Exposures in excess of the agreed thresholds are collateralized. In addition, the Bank minimizes credit risk through credit approvals, limits, and monitoring procedures.

The fair value hedges are summarized below:

	June 30, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$16,117	$115	$1,991	$56

Included in Other Liabilities:
Interest Rate Swaps	$16,117	$115	$1,991	$56

The effect of derivative instruments on the Consolidated Statement of Income is presented below:

	Six Months Ended June 30,
	2015	2014
Interest Rate Swaps — Fee Income
Included in Other Income / (Expense)	$149	$—

	Three Months Ended June 30,
	2015	2014
Interest Rate Swaps — Fee Income
Included in Other Income / (Expense)	$74	$—

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

Results of Operations

Net income for the second quarter of 2015 was $9,660 compared to net income of $7,754 for the second quarter of 2014. The increase in net income was primarily attributable to an increase in net interest income of $2,127, no provision expense taken in the second quarter of 2015, and increased mortgage banking income of $947.  Offsetting these increases were an increase in salaries and employee benefits of $835, equipment expenses of $435, and net occupancy expenses of $257.  Diluted earnings per common share for the second quarter of 2015 totaled $0.44, an increase from the $0.38 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 10.48% for the second quarter of 2015 while return on average assets was 1.21% for the same period, compared to 9.66% and 1.08% respectively, in the second quarter of 2014.

For the six months ended June 30, 2015, net income was $17,323 compared to net income of $13,979 for the same period a year ago.  The increase in net income was primarily attributable to an increase in net interest income of $3,916, lower provision expense of $1,500, increased interchange income of $430, a gain on a life insurance policy of $307, a loss on sales of fixed assets of $500 in 2014, and lower collection costs of $325, offset by an increase in salaries and employee benefits of $1,239, increased net occupancy expenses of $300, increased equipment expenses of $659, and a prepayment penalty on a FHLB advance of $2,364.  Diluted earnings per share were $.79 for the first six months of 2015 compared to $.68 for the same period in 2014. Return on average shareholders’ equity was 9.49% for the first six months of 2015 while return on average assets was 1.10% for the same period, compared to 8.88% and 0.98% in the first six months of 2014.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Second quarter net interest income of $25,344 in 2015 was an increase of 9.2% versus the second quarter of 2014. Average earning assets were $297 million higher in the second quarter of 2015 compared to 2014 with the majority of the increase attributable to loan growth, the majority resulting from the acquisition of MBT Bancorp in the fourth quarter of 2014.  Also affecting margin was an increase in average demand deposits, NOW accounts, and savings accounts of $307 million which were offset by decreases in higher costing CD’s of $8 million and FHLB advances of $14 million.  Net interest margin, on a fully-taxable equivalent basis, was 3.75% for the second quarter of 2015, a 9 basis point decrease compared to 3.84% for the same period a year ago and five basis point decrease on a linked quarter basis.

Net interest income was $3,916 higher in the first six months of 2015 compared to 2014.  Average earnings assets were $271 million higher in the first six months of 2015 compared to 2014 with all of the increase again attributable to loan growth.  Also affecting margin was an increase in average demand, NOW accounts, and savings accounts of $297 million which offset a decrease in higher costing CD’s of $20 million and a decrease in FHLB advances of $18 million.  For the first six months of 2015, the Company’s net interest margin was 3.78% compared to 3.87% for the first six months of 2014.

The following tables summarize net interest income (on a tax-equivalent basis) for the three month periods ending June 30, 2015 and 2014.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)* - three months ended June 30

	2015				2014
	Average Balance	Interest	Average Rate***		Average Balance	Interest	Average Rate ***
Assets
Short-term investments	$45,962	$30	0.26%		$14,237	$11	0.31%
Federal funds sold and money market accounts	17,896	12	0.27		15,499	11	0.28
Securities
Taxable	534,216	2,830	2.12		565,110	3,122	2.22
Non-taxable*	322,563	4,532	5.64		307,188	4,554	5.95
Total securities	856,779	7,362	3.45		872,298	7,676	3.53
Loans**
Commercial*	1,219,633	13,643	4.49		996,332	11,547	4.65
Residential real estate	437,894	4,528	4.15		408,793	4,448	4.36
Consumer	319,917	3,459	4.34		293,636	3,306	4.52
Total loans	1,977,444	21,630	4.39		1,698,761	19,301	4.56
Total earning assets	2,898,081	29,034	4.02		2,600,795	26,999	4.16
Cash and due from banks	49,588				42,861
Unrealized gains (losses) on securities	23,003				15,784
Allowance for loan losses	(23,743)				(27,433)
Premises and equipment, net	60,504				54,740
Intangible assets	77,887				69,347
Accrued interest receivable and other assets	119,261				114,263
Total Assets	$3,204,581				$2,870,357
Liabilities
Interest-bearing deposits DDA, savings, and money market accounts	$1,671,895	$497	0.12%		$1,474,227	$391	0.11
Certificates of deposit	333,402	397	0.48		341,789	517	0.61
Total interest-bearing deposits	2,005,297	894	0.18		1,816,016	908	0.20
Short-term borrowings	21,821	7	0.13		28,559	17	0.24
Subordinated debentures	40,000	315	3.16		40,000	312	3.13
Notes payable and FHLB borrowings	177,321	733	1.66		191,383	866	1.81
Total interest-bearing liabilities	2,244,439	1,949	0.35		2,075,958	2,103	0.41
Demand deposits	557,212				447,674
Other liabilities	33,379				24,692
Total liabilities	2,835,030				2,548,324
Shareholders’ equity	369,551				322,033
Total liabilities and shareholders’ equity	$3,204,581				$2,870,357
Net interest income		$27,085	3.75	****		$24,896	3.84	****
Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$1,741				$1,679

*	Adjusted to reflect income related to securities and loans exempt from Federal income taxes of 35%
**	Nonaccruing loans have been included in the average balances.
***	Annualized
****	Net interest income divided by total earning assets.

Volume/Rate Analysis of Changes in Net Interest Income

(Tax Equivalent Basis)

	2Q 2015 vs 2Q 2014
	Volume	Rate	Total
Interest income
Loans	$3,073	$(744)	$2,329
Securities	(135)	(179)	(314)
Federal funds sold and money market funds	2	(1)	1
Short-term investments	21	(2)	19
Total interest income	2,961	(926)	2,035
Interest expense
Interest-bearing DDA, savings, and money market accounts	$56	$50	$106
Certificates of deposit	(12)	(108)	(120)
Borrowings	(80)	(63)	(143)
Subordinated debentures	—	3	3
Total interest expense	(36)	(118)	(154)
Change in net interest income	2,997	(808)	2,189
Change in tax equivalent adjustment			62
Change in net interest income before tax equivalent adjustment			$2,127

Variances not attributed to rate or volume are allocated between rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

The following tables summarize net interest income (on a tax-equivalent basis) for the six month periods ending June 30, 2015 and 2014.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)* - six months ended June 30

	2015				2014
	Average Balance	Interest	Average Rate***		Average Balance	Interest	Average Rate ***
Assets
Short-term investments	$32,348	$41	0.26%		$11,726	$16	0.28%
Federal funds sold and money market accounts	19,073	27	0.29		12,698	19	0.30
Securities
Taxable	537,206	5,770	2.17		572,912	6,413	2.26
Non-taxable*	315,662	8,921	5.70		310,616	9,213	5.98
Total securities	852,868	14,691	3.47		883,528	15,626	3.57
Loans**
Commercial*	1,210,434	27,225	4.54		991,768	23,058	4.69
Residential real estate	437,518	9,099	4.19		408,105	8,887	4.39
Consumer	318,100	6,862	4.35		291,672	6,601	4.56
Total loans	1,966,052	43,186	4.43		1,691,545	38,546	4.60
Total earning assets	2,870,341	57,945	4.07		2,599,497	54,207	4.21
Cash and due from banks	46,576				42,926
Unrealized gains (losses) on securities	24,094				12,622
Allowance for loan losses	(23,696)				(27,380)
Premises and equipment, net	60,777				55,260
Intangible assets	78,111				69,565
Accrued interest receivable and other assets	118,744				114,332
Total Assets	$3,174,947				$2,866,822
Liabilities
Interest-bearing deposits DDA, savings, and money market accounts	$1,636,076	$988	0.12%		$1,439,558	$738	0.10
Certificates of deposit	335,029	805	0.48		354,541	1,182	0.67
Total interest-bearing deposits	1,971,105	1,793	0.18		1,794,099	1,920	0.22
Short-term borrowings	23,275	17	0.15		32,738	39	0.24
Subordinated debentures	40,000	624	3.15		42,084	663	3.18
Notes payable and FHLB borrowings	191,708	1,728	1.82		209,404	1,700	1.64
Total interest-bearing liabilities	2,226,088	4,162	0.38		2,078,325	4,322	0.42
Demand deposits	546,923				446,926
Other liabilities	33,951				24,227
Total liabilities	2,806,962				2,549,478
Shareholders’ equity	367,985				317,344
Total liabilities and shareholders’ equity	$3,174,947				$2,866,822
Net interest income		$53,783	3.78	****		$49,885	3.87	****
Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$3,385				$3,403

*	Adjusted to reflect income related to securities and loans exempt from Federal income taxes of 35%
**	Nonaccruing loans have been included in the average balances.
***	Annualized
****	Net interest income divided by total earning assets.

Volume/Rate Analysis of Changes in Net Interest Income

(Tax Equivalent Basis)

	Six months 2015 vs Six months 2014
	Volume	Rate	Total
Interest income
Loans	$6,090	$(1,450)	$4,640
Securities	(534)	(401)	(935)
Federal funds sold and money market funds	9	(1)	8
Short-term investments	26	(1)	25
Total interest income	5,591	(1,853)	3,738
Interest expense
Interest-bearing DDA, savings, and money market accounts	$108	$142	$250
Certificates of deposit	(62)	(315)	(377)
Borrowings	(209)	215	6
Subordinated debentures	(33)	(6)	(39)
Total interest expense	(196)	36	(160)
Change in net interest income	5,787	(1,889)	3,898
Change in tax equivalent adjustment			(18)
Change in net interest income before tax equivalent adjustment			$3,916

Variances not attributed to rate or volume are allocated between rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

Second quarter non-interest income for 2015 was $12,869 compared to $11,132 for the second quarter of 2014.  Contributing to the increase of $1,737 was an increase in mortgage banking income of $947, service charges on deposit accounts of $191, and interchange income of $204.  Increased mortgage loan offices and officers led to increased mortgage banking income.  Increased deposit accounts led to higher fee income.

For the six months ended June 30, 2015, non-interest income was $24,260 compared to $20,361 for the same period a year ago. Contributing to the increase of $3,899 were increases in mortgage banking of $1,486, service charges of $227,  securities gains of $319, interchange income of $430, a gain on a life insurance policy of $307, and a loss on fixed assets of $500 in 2014.  Favorable pricing in 2015 allowed the Company to recognize some securities gains. The Company had a life insurance policy claim in the first quarter of 2015 and recorded a loss on fixed assets in the first quarter of 2014 with the announcement of the closing of several branches.

Non-interest Expense

The Company’s non-interest expense was $25,720 for the second quarter of 2015, compared to $23,794 for the same period in 2014.  The primary reasons for the increase were an increase in salary and employee benefits of $835, increased equipment expenses of $435, and increased occupancy costs of $257.  The increases in salaries, employee benefits, and equipment expenses were primarily due to the acquisition of MBT Bancorp in the fourth quarter of 2014.  The Company’s efficiency ratio was 64.4% for the second quarter of 2015 compared to 66.0% for the same period a year ago.

For the six months ended June 30, 2015, non-interest expense was $52,747 compared to $48,008 for the same period a year ago. Contributing to the increase of $4,739 was a prepayment penalty on a FHLB advance of $2,364 in 2015, increases in salaries and employee benefits of $1,239, equipment expenses of $659, and occupancy expenses of $300.  Offsetting these increases was a reduction in collection expenses due to a continued reduction in problem credits of $325.  The Company’s efficiency ratio was 67.6% for the first six months of 2015 compared to 68.3% for the same period a year ago.

Income Taxes

The effective tax rate for the second quarter of 2015 was 22.7% versus 20.9% for the same period 2014.  The increase was due to the increase in pre-tax income in the second quarter of 2015.

The effective tax rate for the first six months was 20.9% for 2015 compared to 19.4% for the same period a year ago.  Similar to the second quarter, the increase in the effective tax rate was due to the increase in income before taxes.

Financial Condition

Total assets at June 30, 2015 were $3,240,194, a 3.8% increase from total assets of $3,122,516 as of December 31, 2014.  Average earning assets represented 90.4% of average total assets for the second quarter of 2015 and 90.6% for the same period in 2014. Average loans represented 77.2% of average deposits in the second quarter of 2015 and 75.0% for the comparable period in 2014.  Average loans as a percent of average assets were 61.7% and 59.2% for the three month periods ended June 30, 2015 and 2014 respectively.

Deposits increased 2.7% at June 30, 2015 compared to December 31, 2014.  Noninterest bearing deposits and savings deposits increased $69 million and were offset by a reduction of $7 million in higher-priced CD balances.

Due from broker and interest receivable and other assets increased $41,648 and due to broker and other liabilities increased $82,850 from December 31, 2014 due primarily to investment securities sales and purchases made at the end of June, 2015.

Shareholders’ equity was $368 million on June 30, 2015 compared to $361 million on December 31, 2014.  Book value (shareholders’ equity) per common share was $17.02 at June 30, 2015 versus $16.63 at year-end 2014. Accumulated other comprehensive income increased book value per share by $0.51 at June 30, 2015 and increased book value per share by $0.63 at December 31, 2014.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.

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

Total loans (excluding loans held for sale) increased $37,282 from year end 2014.  Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 21.6% of total loans at June 30, 2015 and 22.2% at December 31, 2014. On June 30, 2015, the Company had $7,932 of loans held for sale, which was a $350 decrease from the year-end balance of $8,282. The Company generally retains the servicing rights on mortgages sold.

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

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Amount	$20,032	$17,580	$28,839	$32,446	$33,232
Percent of loans	1.00%	0.89%	1.47%	1.85%	1.95%

Of the $20,032 of non-performing loans at June 30, 2015, $4,732 had a specific reserve allocated of $1,722.

A reconciliation of the non-performing assets for the first six months of 2015 and 2014 is as follows:

	2015	2014
Beginning Balance - NPA - January 1,	$31,527	$30,663
Non-accrual
Add: New non-accruals	4,987	4,589
Less: To accrual/payoff/restructured	(1,611)	(2,965)
Less: To OREO	(363)	(1,899)
Less: Net Charge offs	(777)	(5,242)
Increase/(Decrease): Non-accrual loans	2,236	(5,517)
Other Real Estate Owned (OREO)
Add: New OREO properties	363	1,899
Less: OREO sold	(948)	(2,176)
Less: OREO losses (write-downs)	(38)	(120)
Increase/(Decrease): OREO	(623)	(397)
Increase/(Decrease): Repossessions	—	—
Increase/(Decrease): 90 Days Delinquent	40	(14)
Increase/(Decrease): TDR’s	(11,083)	12,220
Total NPA change	(9,430)	6,292
Ending Balance - NPA - June 30	$22,097	$36,955

At June 30, 2015, the Company had only eight non-accrual loans over $250 and none over $1,000.  This was a small increase from the number at December 31, 2014. These loans are primarily real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses. In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate, other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection. The Company reviews each relationship before it grants the concession to insure the creditor can comply with the new terms. To date, most of the concessions have been extensions of maturity dates.

The Company continued to see a reduction in its Special Mention and Substandard Loans in the second quarter of 2015.  These loans decreased $24.9 million from the end of 2014.  The loans upgraded were the result of overall improvement in the underlying fundamentals of the credit.

The provision for loan losses was $0 in the second quarter of 2015 compared to $750 for the same period in 2014 and $0 for the first quarter of 2015. The decrease in provision expense from 2014 was primarily due to the relative stabilization in the amount of non-performing and watch list loans in the aggregate.  The amount of new non-accrual loans in the second quarter of 2015 was approximately $1,919 higher than the first quarter of 2015.

Net charge-offs were $165 for the second quarter of 2015 compared to $4,130 for the same period a year ago and $777 for the first six months of 2015 compared to $5,242 a year ago. Most of the charge offs for the quarter were small dollar amounts.

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The allowance for loan losses as of June 30, 2015 was considered adequate by management.  The allowance for loan losses was $22,473 as of June 30, 2015 and represented 1.13% of total outstanding loans compared to $23,250 as of December 31, 2014 or 1.19% of total outstanding loans.  The slight decrease in the percentage was due to the continued improvement in nonperforming assets for the quarter.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of June 30, 2015, the Company had $859,736 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $16,784 was recorded to adjust the AFS portfolio to current market value at June 30, 2015, compared to an unrealized pre-tax gain of $20,778 at December 31, 2014. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future and the decline in fair value is largely due to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 87.7% and 86.2% of total average earning assets for the six month periods ending June 30, 2015 and 2014. Total interest-bearing deposits averaged 78.3% and 80.0% of average total deposits for the six month periods ending June 30, 2015 and 2014, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $154,506 outstanding at June 30, 2015. These advances have interest rates ranging from 0.53% to 4.80%.  These advances were originally long-term advances with approximately $25,000 maturing in 2015, $15,000 maturing in 2016, $20,000 maturing in 2017, $45,000 maturing in 2018, and $50,000 maturing in 2019 and beyond.

Capital Resources

Total shareholders’ equity was $367,991 at June 30, 2015, which was an increase of $7,329 compared to the $360,662 of shareholders’ equity at December 31, 2014. The increase in shareholders’ equity was primarily attributable to the Company’s net income of $17,323 and activity in stock option and restricted stock programs of $827, offset by common dividends paid of $5,638, other comprehensive loss of $2,635 and purchase of treasury stock of $2,548 for the first six months of 2015.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. On January 1, 2015 the Federal Reserve established an integrated regulatory framework that required a new ratio of common equity Tier 1 capital to risk-weighted assets as well raising the minimum ratio of Tier 1 capital to risk-weighted assets.  At June 30, 2015, Tier 1 capital to total average assets was 10.2%. Common equity Tier 1 capital to risk-adjusted assets was 12.8%.  Tier 1 capital to risk-adjusted assets was 14.7%. Total capital to risk-adjusted assets was 15.8%. All four ratios exceed all required ratios established for bank holding companies.  Risk-adjusted capital levels of the Bank exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.13 per share in the second quarter of 2015 versus $0.10 per share for the second quarter of 2014.  The Company has increased its common dividend in the last few quarters as its net income has increased and its credit metrics have continued to improve.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 83.3% of total earning assets for the six months ended June 30, 2015 and 81.5% for the same period in 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and quarterly by the Credit and Risk Committee of the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2015 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s  second fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)           Issuer Purchases of Equity Securities

The Company purchased the following equity securities of the Company during the quarter ended June 30, 2015:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1-30, 2015 (1) (2)	12,695	$19.77	5,400	1,052,200
May 1-31, 2015(1)	57,785	$19.81	57,785	994,415
June 1-30, 2015(1)	30,500	$20.74	30,500	963,915
Total:	100,980	$20.09	93,685	963,915

(1)                                 Includes 93,685 shares repurchased pursuant to the Company’s Stock Repurchase Program.  On December 19, 2014, the Board of Directors of the Company authorized a stock repurchase program effective January 1, 2015. Under the program, the Company is authorized to repurchase up to 5.0% of its currently outstanding common stock, or approximately 1,085,000 shares. The program will expire December 31, 2015, unless completed sooner or otherwise extended.

(2)                                 Includes 7,295 shares withheld, delivered or attested (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Company's employee stock compensation plans provide that the value of the shares withheld, delivered or attested, shall be determined using the fair market value of the Company's common stock on the date the relevant transaction occurs.

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

10.1

MainSource Financial Group, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the registrant filed May 8, 2015 with the Commission (Commission File No. 0-12422)).*

10.2

Form of Performance Share Unit Award Agreement under the MainSource Financial Group, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q of the registrant filed May 8, 2015 with the Commission (Commission File No. 0-12422)).*

10.3	Form of Restricted Stock Award Agreement under the MainSource Financial Group, Inc. 2015 Stock Incentive Plan*

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer

*A management contract or compensatory plan or agreement.

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

101

The following financial statements and notes from the MainSource Financial Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i)  Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the condensed consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSOURCE FINANCIAL GROUP, INC.

August 6, 2015

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

August 6, 2015

/s/ James M. Anderson
James M. Anderson
Executive Vice President & Chief Financial Officer