Form 10-Q
period 2015-09-30
MAINSOURCE FINANCIAL GROUP
filed 2015-11-06
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of November 6, 2015 there were outstanding 21,577,659 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except share and per share data)

Item 1.  Financial Statements

	(Unaudited)
	September 30,	December 31,
	2015	2014
Assets
Cash and due from banks	$86,728	$60,662
Money market funds and federal funds sold	25,625	1,823
Cash and cash equivalents	112,353	62,485
Interest bearing time deposits	1,960	1,915
Securities available for sale	909,498	867,760
Loans held for sale	4,821	8,282
Loans, net of allowance for loan losses of $22,023 in 2015 and $23,250 in 2014	2,059,469	1,934,515
FHLB and other stock, at cost	11,070	13,854
Premises and equipment, net	62,399	60,527
Goodwill	75,953	73,450
Purchased intangible assets	5,032	5,096
Cash surrender value of life insurance	62,146	62,002
Interest receivable and other assets	31,914	32,630
Total assets	$3,336,615	$3,122,516

Liabilities
Deposits
Noninterest bearing	$606,218	$513,393
Interest bearing	2,001,380	1,954,928
Total deposits	2,607,598	2,468,321
Short term borrowings	39,439	26,349
Federal Home Loan Bank (FHLB) advances	255,416	214,413
Subordinated debentures	41,239	41,239
Other liabilities	14,867	11,532
Total liabilities	2,958,559	2,761,854

Shareholders’ equity
Preferred stock, no par value: Authorized shares - 400,000; Issued shares - 0 Outstanding shares — 0 Aggregate liquidation preference — $0
Common stock $.50 stated value: Authorized shares - 100,000,000 Issued shares — 22,265,766 in 2015 and 22,222,727 in 2014 Outstanding shares — 21,589,959 in 2015 and 21,687,525 in 2014	11,193	11,159
Treasury stock — 675,807 in 2015 and 535,202 in 2014 at cost	(11,593)	(8,701)
Additional paid-in capital	247,340	246,635
Retained earnings	115,631	97,856
Accumulated other comprehensive income	15,485	13,713
Total shareholders’ equity	378,056	360,662
Total liabilities and shareholders’ equity	$3,336,615	$3,122,516

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share data)

	(unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Interest income
Loans, including fees	$22,040	$19,220	$64,858	$57,588
Securities	6,045	5,888	17,719	18,289
Other interest income	28	20	96	55
Total interest income	28,113	25,128	82,673	75,932
Interest expense
Deposits	915	844	2,708	2,764
Federal Home Loan Bank advances	773	862	2,501	2,562
Subordinated debentures	318	312	942	975
Other borrowings	19	21	36	60
Total interest expense	2,025	2,039	6,187	6,361
Net interest income	26,088	23,089	76,486	69,571
Provision for loan losses	800	—	800	1,500
Net interest income after provision for loan losses	25,288	23,089	75,686	68,071
Non-interest income
Mortgage banking	2,270	1,677	6,734	4,655
Trust and investment product fees	1,204	1,087	3,664	3,503
Service charges on deposit accounts	6,102	5,429	16,221	15,321
Net realized gains/(loss) on securities (includes $45 and $360 accumulated other comprehensive income (AOCI) reclassifications for realized net gains on available-for-sale securities in 2015 and includes $— and (4) accumulated other comprehensive income reclassifications for realized net (losses) on available-for-sale securities in 2014)	45	—	360	(4)
Increase in cash surrender value of life insurance	310	328	931	978
Interchange income	2,256	1,912	6,445	5,671
(Loss) on sale and write-down of OREO	(19)	(9)	(63)	(47)
Other income	1,176	634	3,312	1,342
Total non-interest income	13,344	11,058	37,604	31,419
Non-interest expense
Salaries and employee benefits	14,674	13,000	43,185	40,272
Net occupancy	2,064	1,819	6,276	5,731
Equipment	2,823	2,669	8,381	7,568
Intangibles amortization	431	389	1,270	1,253
Telecommunications	410	430	1,290	1,298
Stationery printing and supplies	302	317	894	876
FDIC assessment	435	385	1,245	1,185
Marketing	948	769	2,413	2,127
Collection expense	263	156	769	987
Prepayment penalty on FHLB advance	—	—	2,364	—
Consultant expense	250	350	750	1,050
Branch acquisition expense	617	—	617	—
Interchange expense	696	605	1,986	1,666
Other expenses	2,722	2,288	7,942	7,172
Total non-interest expense	26,635	23,177	79,382	71,185
Income before income tax	11,997	10,970	33,908	28,305
Income tax expense (includes $16 and $126 income tax expense from AOCI reclassification items in 2015 and $— and ($1) income tax expense from AOCI reclassification items in 2014)	2,886	2,513	7,474	5,869
Net income	$9,111	$8,457	$26,434	$22,436

Cash dividends declared per common share	$0.14	$0.11	$0.40	$0.31
Net income per common share — basic	$0.42	$0.41	$1.22	$1.10
Net income per common share — diluted	$0.42	$0.41	$1.21	$1.09

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

	(unaudited)		(unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$9,111	$8,457	$26,434	$22,436
Other comprehensive income/(loss):
Unrealized holding gains/(losses) on securities available for sale	6,723	(1,597)	3,044	16,039
Reclassification adjustment for (gains)/losses included in net income	(45)	—	(360)	4
Tax effect	(2,271)	542	(912)	(5,437)
Other comprehensive income/(loss)	4,407	(1,055)	1,772	10,606
Comprehensive income	$13,518	$7,402	$28,206	$33,042

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	(unaudited) Nine months ended September 30
	2015	2014
Operating Activities
Net income	$26,434	$22,436
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800	1,500
Depreciation expense	4,733	4,375
Securities amortization, net	2,332	1,417
Stock based compensation expense	633	551
Stock portion of director retainer fee expense	230	270
Amortization of purchased intangible assets	1,270	1,253
Amortization of mortgage servicing rights	1,034	750
Recovery of valuation allowance on mortgage servicing rights	(175)	(50)
Earnings on cash surrender value of life insurance policies	(931)	(978)
Gain on life insurance benefit	(307)	—
Securities (gains)/losses, net	(360)	4
Loss on sale and write-down of OREO	63	47
Gain on loans sold	(4,381)	(2,914)
Loans originated for sale	(183,802)	(115,118)
Proceeds from loan sales	191,644	119,252
Prepayment penalty on FHLB advance	2,364	—
Change in other assets and liabilities	2,072	2,192
Net cash provided by operating activities	43,653	34,987

Investing Activities
Net change in short term investments	(45)	(1,915)
Purchases of securities available for sale	(284,755)	(35,236)
Proceeds from calls, maturities, and payments on securities available for sale	104,182	78,891
Proceeds from sales of securities available for sale	139,547	21,972
Proceeds from sale of OREO	1,352	3,002
Proceeds from life insurance benefit	1,094	588
Loan originations and payment, net	(101,145)	(87,977)
Purchases of premises and equipment	(5,543)	(3,575)
Proceeds from sale of portfolio loans	11,356	—
Cash received for branch acquisition, net	57,083	—
Proceeds from redemption of FHLB stock	2,784	4
Net cash (used) by investing activities	(74,090)	(24,246)

Financing Activities
Net change in deposits	40,251	21,071
Net change in short term borrowings	13,090	(4,104)
Repayment of FHLB advances	(546,361)	(722,515)
Proceeds from FHLB advances	585,000	715,000
Proceeds from exercise of stock options, including tax benefit	264	60
Purchase of treasury shares	(3,280)	(319)
Repayment of subordinated debentures, net	—	(5,000)
Cash dividends on common stock	(8,659)	(6,340)
Net cash provided/(used) by financing activities	80,305	(2,147)
Net change in cash and cash equivalents	49,868	8,594
Cash and cash equivalents, beginning of year	62,485	61,320
Cash and cash equivalents, end of period	$112,353	$69,914

Supplemental cash flow information
Interest paid	$6,233	$6,669
Income taxes paid	3,285	2,405
Supplemental non cash disclosure
Loan balances transferred to loans held for sale	$11,356	$—
Loan balances transferred to foreclosed real estate	1,164	2,119

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

NOTE 2 - STOCK PLANS AND STOCK BASED COMPENSATION

On January 19, 2015, the Board of Directors adopted and approved the MainSource Financial Group, Inc. 2015 Stock Incentive Plan (the “2015 Plan”) which was effective following the approval of the 2015 Plan by the Company’s shareholders at the 2015 Annual Meeting of Shareholders held on April 29, 2015.  The 2015 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, share awards of restricted stock, performance share units and other equity based awards.  Incentive stock options may be granted only to employees.  An aggregate of 1,000,000 shares of common stock are reserved for issuance under the 2015 Plan.  Shares issuable under the 2015 Plan may be authorized and unissued shares of common stock or treasury shares.  The 2015 Plan is in addition to, and not in replacement of, a similar plan adopted in 2007.  The 2007 Stock Incentive Plan (the “2007 Plan”) provided for the grant of incentive stock options, nonstatutory stock options, stock bonuses and restricted stock awards. An aggregate of 650,000 shares of common stock were reserved for issuance under the 2007 Stock Incentive Plan.  The 2007 Plan was in replacement of a similar plan adopted in 2003, the 2003 Stock Option Plan (the “2003 Plan”).  Any stock or option awards that were previously issued under the 2007 Plan or 2003 Plan have not been terminated as a result of the adoption of the 2015 Plan, but will continue in accordance with the applicable plan terms and the agreements pursuant to which such stock or option awards were issued. However, no further awards of stock or options will be made under the 2007 Plan following shareholder approval of the 2015 Plan.

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

The following table summarizes stock option activity:

	Nine Months Ended September 30, 2015
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	377,790	$13.46
Granted	—	—
Exercised	(23,500)	9.89
Forfeited or expired	(37,100)	20.27
Outstanding, period end	317,190	$12.91
Options exercisable at period end	229,738	$12.42
Fully vested and expected to vest	313,186	$12.89

The following table details stock options outstanding:

	September 30, 2015	December 31, 2014
Stock options vested and currently exercisable:
Number	229,738	288,938
Weighted average exercise price	$12.42	$13.24
Aggregate intrinsic value	$1,824	$2,219
Weighted average remaining life (in years)	3.5	3.8

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $48 and $133 in stock compensation expense during the three and nine months ended September 30, 2015 and $42 and $124 in stock compensation expense during the three and nine months ended September 30, 2014 to salaries and employee benefits. There were no options granted in 2015, 29,389 options granted in the first quarter of 2014, 1,938 options granted in the second quarter of 2014, and no options granted in the third quarter of 2014.  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2015 and beyond is estimated as follows:

Year	(in thousands)
October 2015 - December 2015	$60
2016	93
2017	38

During 2014 and the first quarter of 2015, the Executive Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers and other employees pursuant to the Company’s Long Term Incentive Plan (“LTIP”). Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The restricted stock awards for employees vest as follows — 100% on the third anniversary of the date of grant. A total of 28,955 shares of common stock were granted in the first quarter of 2015 at a weighted average cost of $19.57 per share.

A summary of changes in the Company’s nonvested restricted shares for 2015 follows:

	Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	91,923	$14.88
Granted	28,955	19.57
Vested	(18,248)	12.71
Forfeited	—	—
Nonvested at September 30, 2015	102,630	$16.59

As of September 30, 2015, there was $876 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the 2007 Plan that will be recognized over the remaining vesting period of approximately 1.3 years. The recognized compensation costs related to the 2007 Plan were $143 and $125 for the three month periods ending September 30, 2015 and 2014 respectively and $447 and $427 for the nine month periods ending September 30, 2015 and 2014 respectively.

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

The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The performance share units are earned over the three year period of the award. A total of 16,205 performance share units were granted in the first quarter of 2015 at a weighted average cost of $19.57 per share.  Compensation expense is recognized over the three year performance period of the awards based on the fair value of the stock at the issue date and the anticipated achievement level of the target performance.  Quarterly, the performance measures will be reevaluated and adjustments made to the expense recorded in the financial statements, if needed, to reflect the new revised achievement levels. $27 of expense was recognized on these awards in the third quarter and $53 for the first nine months of 2015.  A total of $264 will be expensed in future periods if the Target level is achieved.

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

A total of $70 and $90 was recognized as other expense in the third quarter of 2015 and 2014 respectively for these grants and $230 and $270 was recognized in the first nine months of 2015 and 2014 respectively.

In late 2014, the Company announced a stock repurchase program pursuant to which the Company may repurchase up to 5.0% of its outstanding shares of common stock, or approximately 1,085,000 shares prior to December 31, 2015.  During the first quarter of 2015, the Company repurchased 27,400 shares at a total cost of $520.  In the second quarter of 2015, the Company repurchased 93,685 shares at a total cost of $1,883.  In the third quarter of 2015, the Company repurchased 35,725 shares at a total cost of $731.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of September 30, 2015
Available for Sale
U. S. government agency	$533	$10	$—	$543
State and municipal	332,462	16,613	(259)	348,816
Mortgage-backed securities-residential (Government Sponsored Entity)	299,294	4,553	(2)	303,845
Collateralized mortgage obligations (Government Sponsored Entity)	246,533	3,470	(923)	249,080
Equity securities	4,689	—	—	4,689
Other securities	2,525	—	—	2,525
Total available for sale	$886,036	$24,646	$(1,184)	$909,498

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of December 31, 2014
Available for Sale
U. S. government agency	$652	$10	$(1)	$661
State and municipal	316,048	18,603	(353)	334,298
Mortgage-backed securities-residential (Government Sponsored Entity)	178,534	4,071	(433)	182,172
Collateralized mortgage obligations (Government Sponsored Entity)	344,556	2,743	(3,862)	343,437
Equity securities	4,689	—	—	4,689
Other securities	2,503	—	—	2,503
Total available for sale	846,982	$25,427	$(4,649)	$867,760

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity or with no maturity are shown separately.

	Available for Sale
September 30, 2015	Amortized Cost	Fair Value
Within one year	$16,091	$16,238
One through five years	49,709	51,860
Six through ten years	129,057	136,194
After ten years	140,663	147,592
Mortgage-backed securities-residential (Government Sponsored Entity)	299,294	303,845
Collateralized mortgage obligations (Government Sponsored Entity)	246,533	249,080
Equity securities	4,689	4,689
Total available for sale securities	$886,036	$909,498

Proceeds from sales of securities available for sale were $139,547 and $21,972 for the nine months ended September 30, 2015 and 2014, respectively. Gross gains of $1,515 and $542 and gross losses of $1,155 and $546 were realized on these sales during 2015 and 2014, respectively.

Proceeds from sales of securities available for sale were $57,208 and $0 for the three months ended September 30, 2015 and 2014, respectively. Gross gains of $203 and $0 and gross losses of $158 and $0 were realized on these sales during 2015 and 2014, respectively.

Below is a summary of securities with unrealized losses as of September 30, 2015 and December 31, 2014 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
September 30, 2015 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency	$—	$—	$—	$—	$—	$—
State and municipal	31,492	(234)	309	(25)	31,801	(259)
Mortgage-backed securities-residential (GSE’s)	4,949	(2)	—	—	4,949	(2)
Collateralized mortgage obligations (GSE’s)	23,995	(107)	60,315	(816)	84,310	(923)
Other securities	—	—	—	—	—	—
Total temporarily impaired	$60,436	$(343)	$60,624	$(841)	$121,060	$(1,184)

December 31, 2014 Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S government agency	$122	$(1)	$—	$—	$122	$(1)
State and municipal	16,659	(147)	13,340	(206)	29,999	(353)
Mortgage-backed securities-residential (GSE’s)	24,925	(51)	32,541	(382)	57,466	(433)
Collateralized mortgage obligations (GSE’s)	21,775	(114)	150,094	(3,748)	171,869	(3,862)
Other securities	—	—	—	—	—	—
Total temporarily impaired	$63,481	$(313)	$195,975	$(4,336)	$259,456	$(4,649)

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

As of September 30, 2015, the Company’s securities portfolio consisted of 977 securities, 83 of which were in an unrealized loss position.  Unrealized losses on state and municipal securities of $259 have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to changes in interest rates. The Company monitors the financial condition of these issuers. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

At September 30, 2015, almost all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value of approximately $2 is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

The Company’s collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations with a market value of $84,310 which had unrealized losses of approximately $923 at September 30, 2015. As noted above, the decline in fair value is attributable to changes in interest rates and illiquidity and not credit quality. The Company monitors to insure it has adequate credit support and as of September 30, 2015, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. All securities are investment grade.

NOTE 4 - LOANS AND ALLOWANCE

Loans were as follows:

	September 30, 2015	December 31, 2014
Commercial
Commercial and industrial	$394,462	$275,646
Agricultural	24,065	46,784
Commercial Real Estate
Farm	74,966	76,849
Hotel	45,650	74,962
Construction and development	86,702	61,640
Other	666,584	666,417
Residential
1-4 family	440,776	435,336
Home equity	294,332	274,159
Consumer
Direct	53,468	45,360
Indirect	487	612
Total loans	2,081,492	1,957,765
Allowance for loan losses	(22,023)	(23,250)
Net loans	$2,059,469	$1,934,515

The Company purchased some financing receivables in the fourth quarter of 2014 and the third quarter of 2015. The investment by portfolio class at September 30, 2015 is as follows.  These loans are included in the above table and all other tables below in the recorded investment amount.

	September 30, 2015	December 31, 2014

Commercial and industrial	$19,611	$26,152
Construction and development	226	2,037
Other real estate	85,768	98,436
1-4 family	44,294	36,490
Home equity	20,176	16,278
Direct	3,081	2,006
Total Purchased Loans	$173,156	$181,399

The Company also purchased some credit impaired loans during 2014. These loans had a net balance of under $1,000 at December 31, 2014 so additional disclosures were not made due to their immateriality.

Activity in the allowance for loan losses for the three months ended September 30, 2015 and 2014 was as follows:

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, July 1, 2015	$5,394	$12,689	$3,264	$1,126	$22,473
Provision charged to expense	1,331	(1,349)	154	664	800
Losses charged off	(773)	(101)	(401)	(1,076)	(2,351)
Recoveries	246	307	71	477	1,101
Balance, September 30, 2015	$6,198	$11,546	$3,088	$1,191	$22,023

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, July 1, 2014	$3,201	$16,994	$3,110	$562	$23,867
Provision charged to expense	(685)	(548)	464	769	—
Losses charged off	(17)	(131)	(548)	(795)	(1,491)
Recoveries	975	673	183	342	2,173
Balance, September 30, 2014	$3,474	$16,988	$3,209	$878	$24,549

Activity in the allowance for loan losses for the nine months ended September 30, 2015 and 2014 and the recorded investment of loans and allowances by portfolio segment and impairment method as of September 30, 2015 and December 31, 2014 were as follows:

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2015	$2,977	$15,605	$3,501	$1,167	$23,250
Provision charged to expense	3,822	(5,298)	927	1,349	800
Losses charged off	(900)	(538)	(1,606)	(2,576)	(5,620)
Recoveries	299	1,777	266	1,251	3,593
Balance, September 30, 2015	$6,198	$11,546	$3,088	$1,191	$22,023

	Commercial	Commercial Real Estate	Residential	Consumer	Total
Allowance for loan loss
Balance, January 1, 2014	$3,291	$20,210	$3,409	$699	$27,609
Provision charged to expense	(699)	(548)	1,427	1,320	1,500
Losses charged off	(166)	(4,786)	(1,925)	(2,166)	(9,043)
Recoveries	1,048	2,112	298	1,025	4,483
Balance, September 30, 2014	$3,474	$16,988	$3,209	$878	$24,549

	Commercial	Commercial Real Estate	Residential	Consumer	Total
As of September 30, 2015
Ending Balance individually evaluated for impairment	$259	$1,198	$172	$—	$1,629
Ending Balance collectively evaluated for impairment	5,939	10,348	2,916	1,191	20,394
Total ending allowance balance	$6,198	$11,546	$3,088	$1,191	$22,023
Loans
Ending Balance individually evaluated for impairment	$1,155	$9,159	$9,375	$119	$19,808
Ending Balance collectively evaluated for impairment	417,372	864,743	725,733	53,836	2,061,684
Total ending loan balance excludes $6,128 of accrued interest	$418,527	$873,902	$735,108	$53,955	$2,081,492

As of December 31, 2014	Commercial	Commercial Real Estate	Residential	Consumer	Total
Ending Balance individually evaluated for impairment	$162	$705	$183	$—	$1,050
Ending Balance collectively evaluated for impairment	2,815	14,900	3,318	1,167	22,200
Total ending allowance balance	$2,977	$15,605	$3,501	$1,167	$23,250

Loans
Ending Balance individually evaluated for impairment	$705	$24,722	$10,662	$220	$36,309
Ending Balance collectively evaluated for impairment	321,725	855,146	698,833	45,752	1,921,456
Total ending loan balance excludes $5,605 of accrued interest	$322,430	$879,868	$709,495	$45,972	$1,957,765

The allowance for loans collectively evaluated for impairment consists of reserves on groups of similar loans based on historical loss experience adjusted for other factors, as well as reserves on certain loans that are classified but determined not to be impaired based on an analysis which incorporates probability of default with a loss given default scenario. The reserves on these loans totaled $1,723 at September 30, 2015 and $2,426 at December 31, 2014.

The recorded investment in loans excludes accrued interest receivable due to immateriality.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2015 and December 31, 2014.  Performing troubled debt restructurings totaling $2,801 and $7,499 were excluded as allowed by ASC 310-40.

September 30, 2015	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded
Commercial
Commercial and industrial	$726	$339	$259
Agricultural	—	—	—
Commercial Real Estate
Farm	—	—	—
Hotel	—	—	—
Construction and development	—	—	—
Other	2,579	2,479	1,198
Residential
1-4 Family	1,366	1,318	168
Home Equity	161	161	4
Consumer
Direct	—	—	—
Subtotal — impaired with allowance recorded	4,832	4,297	1,629
With no related allowance recorded
Commercial
Commercial & industrial	830	816
Agricultural	—	—
Commercial Real Estate
Farm	574	349
Hotel	—	—
Construction and development
Other	4,986	3,530
Residential
1-4 Family	6,395	5,473
Home Equity	2,723	2,423
Consumer
Direct	131	119
Indirect	—	—
Subtotal — impaired with allowance recorded	15,639	12,710	—
Total impaired loans	$20,471	$17,007	$1,629

December 31, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded
Commercial
Commercial and industrial	$82	$64	$12
Agriculture	397	150	150
Commercial Real Estate
Farm	76	76	21
Hotel	—	—	—
Construction and development	—	—	—
Other	979	889	684
Residential
1-4 Family	1,543	1,478	178
Home Equity	167	167	5
Consumer
Direct	—	—	—
Indirect	—	—	—
Subtotal — impaired with allowance recorded	3,244	2,824	1,050
With no related allowance recorded
Commercial
Commercial & industrial	761	491
Agricultural	—	—
Commercial Real Estate
Farm	864	616
Hotel	11,423	11,377
Construction and development	84	78
Other	5,848	4,186
Residential
1-4 Family	7,325	6,400
Home Equity	2,847	2,618
Consumer
Direct	238	213
Indirect	7	7
Subtotal — impaired with allowance recorded	29,397	25,986	—
Total impaired loans	$32,641	$28,810	$1,050

The following tables present the average balance of impaired loans and interest income and cash basis interest recognized for the nine months ending September 30, 2015 and September 30, 2014, excluding performing troubled debt restructurings as allowed by ASC 310-40.

Nine months ended September 30, 2015	Average Balance Impaired Loans	Interest Income Recognized	Cash Basis Income Recognized
Commercial
Commercial & Industrial	$1,256	$12	$12
Agricultural	38	—	—
Commercial Real Estate
Farm	424	4	4
Hotel	3,563	—	—
Construction and development	20	47	47
Other	5,753	141	141
Residential
1-4 Family	7,527	43	43
Home Equity	2,221	10	10
Consumer
Direct	134	14	14
Indirect	2	5	5
	$20,938	$276	$276

Nine months ended September 30, 2014	Average Balance Impaired Loans	Interest Income Recognized	Cash Basis Income Recognized
Commercial
Commercial & Industrial	$247	$9	$9
Agricultural	206	—	—
Commercial Real Estate
Farm	921	—	—
Hotel	6,225	—	—
Construction and development	318	—	—
Other	10,305	75	75
Residential
1-4 Family	8,108	16	16
Home Equity	2,472	11	11
Consumer
Direct	276	7	7
Indirect	6	6	6
	$29,084	$124	$124

The following tables present the average balance of impaired loans and interest income and cash basis interest recognized for the three months ending September 30, 2015 and September 30, 2014, excluding performing troubled debt restructurings as allowed by ASC 310-40.

Three months ended September 30, 2015	Average Balance Impaired Loans	Interest Income Recognized	Cash Basis Income Recognized
Commercial
Commercial & Industrial	$1,677	$6	$6
Agricultural	—	—	—
Commercial Real Estate
Farm	405	—	—
Hotel	—	—	—
Construction and development	—	—	—
Other	6,298	86	86
Residential
1-4 Family	7,343	8	8
Home Equity	2,707	2	2
Consumer
Direct	162	4	4
Indirect	—	1	1
	$18,592	$107	$107

Three months ended September 30, 2014	Average Balance Impaired Loans	Interest Income Recognized	Cash Basis Income Recognized
Commercial
Commercial & Industrial	$211	$1	$1
Agricultural	412	—	—
Commercial Real Estate
Farm	852	—	—
Hotel	12,450	—	—
Construction and development	78	—	—
Other	8,656	4	4
Residential
1-4 Family	7,449	11	11
Home Equity	2,629	4	4
Consumer
Direct	104	2	2
Indirect	2	5	5
	$32,843	$27	$27

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2015 and December 31, 2014:

	Non-accrual		Past due over 90 days and still accruing
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Commercial
Commercial and industrial	$1,002	$479	$—	$—
Agricultural	—	150	—	—
Commercial Real Estate
Farm	348	692	—	—
Hotel	—	—	—	—
Construction and development	—	78	—	—
Other	5,187	3,744	75	—
Residential
1-4 Family	5,171	6,428	—	—
Home Equity	1,706	1,841	—	—
Consumer
Direct	94	177	—	—
Indirect	—	7	—	—
Total	$13,508	$13,596	$75	$—

The following tables present the aging of the recorded investment in past due loans as of September 30, 2015 and December 31, 2014 by class of loans:

September 30, 2015	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$394,462	$—	$79	$287	$366	$394,096
Agricultural	24,065	—	—	—	—	24,065
Commercial Real Estate
Farm	74,966	—	—	119	119	74,847
Hotel	45,650	—	—	—	—	45,650
Construction and development	86,702	—	—	—	—	86,702
Other	666,584	456	432	3,055	3,943	662,641
Residential
1-4 Family	440,776	1,155	1,569	2,596	5,320	435,456
Home Equity	294,332	712	455	1,176	2,343	291,989
Consumer
Direct	53,468	58	43	33	134	53,334
Indirect	487	—	—	—	—	487
Total — excludes $6,128 of accrued interest	$2,081,492	$2,381	$2,578	$7,266	$12,225	$2,069,267

December 31, 2014	Total Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial
Commercial and industrial	$275,646	$441	$75	$210	$726	$274,920
Agricultural	46,784	—	—	—	—	46,784
Commercial Real Estate
Farm	76,849	—	—	327	327	76,522
Hotel	74,962	—	—	—	—	74,962
Construction and development	61,640	—	78	—	78	61,562
Other	666,417	933	755	1,919	3,607	662,810
Residential
1-4 Family	435,336	6,217	1,719	3,186	11,122	424,214
Home Equity	274,159	751	250	1,521	2,522	271,637
Consumer
Direct	45,360	91	17	162	270	45,090
Indirect	612	6	7	—	13	599
Total — excludes $5,605 of accrued interest	$1,957,765	$8,439	$2,901	$7,325	$18,665	$1,939,100

Troubled Debt Restructurings

From time to time, the terms of certain loans are modified as troubled debt restructurings. The modification of the terms of such loans include one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The total of troubled debt restructurings at September 30, 2015 and December 31, 2014 was $8,547 and $23,325 respectively. Included in the TDR totals are non-accrual loans of $2,263 and $575 at September 30, 2015 and December 31, 2014, loans classified as TDRs that are accruing of $3,483 at September 30, 2015 and $15,251 at December 31, 2014, and loans of $2,801 at September 30, 2015 and $7,499 at December 31, 2014, that relate to loans classified as TDRs in which there was an A/B split and the B note was charged off and the A note is a performing loan.  This last group of loans is excluded from non-performing loans.  The Company has allocated $897 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2015. The Company has committed to lend additional amounts totaling $0 to customers with outstanding loans that are classified as troubled debt restructurings. At December 31, 2014, the comparable numbers were $485 of specific reserves and $0 of commitments.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month period ending September 30, 2015:

		Pre-Modification	Post-Modification
For the nine		Outstanding Recorded	Outstanding Recorded
month period ending September 30, 2015	Number of Loans	Investment	Investment
Commercial
Commercial and industrial	3	$216	$216
Commercial real estate
Other	8	1,610	1,349
Residential
1-4 Family	3	215	215
Home Equity	2	44	44
Total	16	$2,085	$1,824

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month period ending September 30, 2014:

		Pre-Modification	Post-Modification
For the nine		Outstanding Recorded	Outstanding Recorded
month period ending September 30, 2014	Number of Loans	Investment	Investment
Commercial real estate
Hotel	2	$15,362	$11,550
Other	2	1,015	1,015
Residential
1-4 Family	1	140	140
Home Equity	1	34	34
Consumer
Direct	1	26	26
Total	7	$16,577	$12,765

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending September 30, 2015:

		Pre-Modification	Post-Modification
For the three		Outstanding Recorded	Outstanding Recorded
month period ending September 30, 2015	Number of Loans	Investment	Investment
Commercial real estate
Other	1	$42	$42
Residential
1-4 Family	3	215	215
Home Equity	1	38	38
Total	5	$295	$295

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending September 30, 2014:

		Pre-Modification	Post-Modification
For the three		Outstanding Recorded	Outstanding Recorded
month period ending September 30, 2014	Number of Loans	Investment	Investment
Residential
Home Equity	1	$34	$34
Consumer
Direct	1	26	26
Total	2	$60	$60

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine month period ending September 30, 2015:

For the nine month period ending September 30, 2015	Number of Loans	Recorded Investment
Commercial real estate:
Other	3	$863
Residential
1-4 Family	1	152
Home Equity	1	47
Total	5	$1,062

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

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three month period ending September 30, 2015:

For the three month period ending September 30, 2015	Number of Loans	Recorded Investment
Commercial real estate:
Other	2	$835
Residential
1-4 Family	1	152
Home Equity	1	47
Total	4	$1,034

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three month period ending September 30, 2014:

For the three month period ending September 30, 2014	Number of Loans	Recorded Investment
Residential:
Home Equity	1	$14
Total	1	$14

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $0 and $0 and resulted in charge offs of $0 and $0 during the three month period ending September 30, 2015 and 2014, respectively.  For the nine month periods ending September 30, 2015 and 2014, the troubled debt restructurings that subsequently defaulted increased the allowance for loan losses by $0 and $0 and resulted in charge offs of $0 and $36.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

The terms of certain other loans were modified during the three month period ending September 30, 2015 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of September 30, 2015 of $5,511. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be significant.

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

As of September 30, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

September 30, 2015	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$343,520	$7,356	$1,729	$953
Agricultural	24,065	—	—	—
Commercial Real Estate
Farm	74,073	263	282	348
Hotel	42,921	2,729	—	—
Construction and development	86,702	—	—	—
Other	540,319	11,174	5,967	4,006
Total	$1,111,600	$21,522	$7,978	$5,307

At December 31, 2014, the risk category of loans by class of loans was as follows:

December 31, 2014	Pass	Special Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$226,731	$9,926	$1,596	$35
Agricultural	46,634	—	—	150
Commercial Real Estate
Farm	75,191	966	—	692
Hotel	60,704	2,835	11,423	—
Construction and development	60,971	372	219	78
Other	525,758	20,823	9,689	2,323
Total	$995,989	$34,922	$22,927	$3,278

Loans not analyzed individually as part of the above described process are classified by delinquency. These loans are primarily smaller (<$250) commercial, smaller commercial real estate (<$250), residential mortgage and consumer loans. All commercial, commercial real estate, consumer loans fully or partially secured by 1-4  family residential real estate that are 60-89 days will be classified as Watch. If loans are greater than 90 days past due, they will be classified as Substandard. Smaller commercial and commercial real estate loans on non-accrual are included in the non-accrual tables above.  Consumer loans not secured by 1-4 family residential real estate that are 60-119 days past due will be classified Substandard while loans greater than 119 days will be classified as Loss. As of September 30, 2015 and December 31, 2014, the grading of loans by category of loans is as follows:

September 30, 2015	Performing	Watch	Substandard
Commercial
Commercial and industrial	$40,776	$79	$49
Commercial Real Estate
Other	103,708	154	1,256
Total	$144,484	$233	$1,305

December 31, 2014	Performing	Watch	Substandard
Commercial
Commercial and industrial	$36,839	$75	$444
Commercial Real Estate
Other	106,247	156	1,421
Total	$143,086	$231	$1,865

September 30, 2015	Performing	Watch	Substandard
Residential
1-4 Family	$436,611	$1,569	$2,596
Home Equity	292,701	455	1,176
Total	$729,312	$2,024	$3,772

December 31, 2014	Performing	Watch	Substandard
Residential
1-4 Family	$430,431	$1,719	$3,186
Home Equity	272,388	250	1,521
Total	$702,819	$1,969	$4,707

September 30, 2015	Performing	Substandard	Loss
Consumer
Direct	$53,392	$43	$33
Indirect	487	—	—
Total	$53,879	$43	$33

December 31, 2014	Performing	Substandard	Loss
Consumer
Direct	$45,181	$142	$37
Indirect	605	7	—
Total	$45,786	$149	$37

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned is recorded in other assets on the balance sheet. Activity in other real estate owned was as follows:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Beginning Balance	$2,065	$3,723	$2,688	$4,120
Transfer to other real estate owned	801	220	1,164	2,119
Sales — out of other real estate owned	(429)	(753)	(1,377)	(2,929)
Write-down	—	—	(38)	(120)
Ending Balance — September 30	$2,437	$3,190	$2,437	$3,190

The value of the sale amount above is the carrying value of the property when it was sold.

Activity in the valuation account for other real estate was as follows:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Beginning Balance	$(323)	$(391)	$(448)	$(1,328)
Impairments during year	—	—	(38)	(120)
Recovery on impairments	—	—	—	—
Reductions	37	33	200	1,090
Ending Balance — September 30	$(286)	$(358)	$(286)	$(358)

Expenses related to foreclosed assets for the period ending September 30 include:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Write downs	$—	$—	$38	$120
Losses / (gains) on sales	19	9	25	(73)
Net loss	$19	$9	$63	$47
Operating expenses	$30	$28	$124	$120

Foreclosed residential real estate properties included in other real estate and repossessed assets on the Consolidated Balance Sheets totaled $1,235 and $1,261 at September 30, 2015 and December 31, 2014, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $2,573 and $2,653 at September 30, 2015 and December 31, 2104, respectively.

NOTE 6 — DEPOSITS & REPURCHASE AGREEMENTS

	September 30, 2015	December 31, 2014

Noninterest-bearing demand	$606,218	$513,393
Interest-bearing demand	1,058,510	1,054,780
Savings	602,576	559,761
Certificates of deposit of $250 or more	74,781	56,495
Other certificates and time deposits	265,513	283,892
Total deposits	$2,607,598	$2,468,321

The Company has entered into repurchase agreements with some of its customers.  The agreements are one day in length.  At September 30, 2015, these agreements totaled $34,439 and were secured by a pledged amount of $46,801 of mortgage backed securities.  Management monitors the fair value of the securities on a regular basis.  If the fair value of the securities declined to an amount approximating these agreements, more securities would be pledged.

NOTE 7 - EARNINGS PER SHARE

Earnings per common share (EPS) were computed as follows:

	September 30, 2015			September 30, 2014
For the three months ended:	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per common share:
Net income available to common shareholders	$9,111	21,615,263	$0.42	$8,457	20,459,709	$0.41
Effect of dilutive warrants		171,062			72,978
Effect of dilutive stock options		110,636			68,757
Net income available to common shareholders and assumed conversions	$9,111	21,896,961	$0.42	$8,457	20,601,444	$0.41

Stock options for 0 common shares in 2015 and stock options for 123,964 common shares in 2014 were not considered in computing diluted earnings per share because they were antidilutive.

	September 30, 2015			September 30, 2014
For the nine months ended:	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per common share:
Net income available to common shareholders	$26,434	21,658,088	$1.22	$22,436	20,448,054	$1.10
Effect of dilutive warrants		152,171			67,184
Effect of dilutive stock options		103,053			66,102
Net income available to common shareholders and assumed conversions	$26,434	21,913,312	$1.21	$22,436	20,581,340	$1.09

Stock options for 10,210 common shares in 2015 and stock options for 176,211 common shares in 2014 were not considered in computing diluted earnings per share because they were antidilutive.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2015 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets/Liabilities
Investment securities available-for sale
U. S. government agency	$543		$543
States and municipals	348,816		337,469	$11,347
Mortgage-backed securities — residential —Government Sponsored Entity	303,845		303,845
Collateralized mortgage obligations — Government Sponsored Entity	249,080		249,080
Equity securities	4,689	$4,689
Other securities	2,525			2,525
Total investment securities available-for-sale	$909,498	$4,689	$890,937	$13,872

Mortgage banking derivative	$925		$925

Interest rate swap asset	$1,798		$1,798
Interest rate swap liability	$(1,798)		$(1,798)

		Fair Value Measurements at December 31, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets/Liabilities
Investment securities available-for sale
U. S. government agency	$661		$661
States and municipals	334,298		321,488	$12,810
Mortgage-backed securities — residential —Government Sponsored Entity	182,172		182,172
Collateralized mortgage obligations — Government Sponsored Entity	343,437		343,437
Equity securities	4,689	$4,689
Other securities	2,503			2,503
Total investment securities available-for-sale	$867,760	$4,689	$847,758	$15,313

Mortgage banking derivative	$975		$975

Interest rate swap asset	$56		$56
Interest rate swap liability	$(56)		$(56)

There were no transfers between Level 1 and Level 2 during the third quarter of 2015 or 2014 or the first nine months of 2015 or 2014.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended September 30, 2015 and 2014:

Three months ended September 30:

States and municipal	2015	2014
Beginning balance, July 1	$11,863	$13,083
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(6)	(8)
Settlements	(510)	(218)
Ending balance, September 30	$11,347	$12,857

Other securities	2015	2014
Beginning balance, July 1	$2,527	$2,511
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(2)	(4)
Ending balance, September 30	$2,525	$2,507

Nine months ended September 30:

States and municipal	2015	2014
Beginning balance, January 1	$12,810	$14,420
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(36)	15
Settlements	(1,427)	(1,578)
Ending balance, September 30	$11,347	$12,857

Equity securities	2015	2014
Beginning balance, January 1	$—	$250
Total gains or losses (realized / unrealized)
Settlements	—	(250)
Ending balance, September 30	$—	$—

Other securities	2015	2014
Beginning balance, January 1	$2,503	$2,526
Total gains or losses (realized / unrealized)
Included in other comprehensive income	22	(19)
Ending balance, September 30	$2,525	$2,507

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2015 Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Commercial and industrial	$81			$81
Other commercial real estate	1,092			1,092
Total impaired loans	$1,173			$1,173
Impaired servicing rights	$1,101			$1,101

		Fair Value Measurements at December 31, 2014 Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Farm real estate	$55			$55
Other commercial real estate	1,235			1,235
Total impaired loans	$1,290			$1,290
Impaired servicing rights	$1,854			$1,854
Other real estate owned
Construction and development	$21			$21
Other commercial real estate	291			291
1-4 Family	150			150
Total other real estate owned	$462			$462

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $2,530, with a valuation allowance of $1,357 at September 30, 2015. The Company recorded a charge of $426 to provision expense associated with these loans for the three months ended September 30, 2015 and a charge of $1,281 to provision expense associated with these loans for the nine month period ending September 30, 2015. The Company recorded a charge of $1,061 to provision expense associated with these loans for the three months ended September 30, 2014 and a charge of $941 to provision expense associated with these loans for the nine month period ending September 30, 2014. At December 31, 2014, impaired loans had a gross carrying amount of $2,056 with a valuation allowance of $766. A breakdown of these loans by portfolio class at September 30, 2015 is as follows:

	Gross Balance	Valuation Allowance	Net
Commercial and industrial	$339	$258	$81
Other commercial real estate	2,191	1,099	1,092
Ending Balance	$2,530	$1,357	$1,173

Impaired tranches of servicing rights were carried at a fair value of $1,101, which is made up of the gross outstanding balance of $1,326 net of a valuation allowance of $225. A $25 credit to earnings was made to the valuation allowance in the third quarter of 2015 and a credit of $175 was made to the valuation allowance in the first nine months of 2015.  A recovery of $50 was included in both the third quarter and the nine month period ending September 30, 2014.  At December 31, 2014, impaired servicing rights were carried at a fair value of $1,854 which was made up of the gross outstanding balance of $2,254, net of a valuation allowance of $400.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014. Impaired commercial loans, commercial real estate loans, and other real estate owned that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.  The fair value of the mortgage servicing rights is valued based on present value of future cash flows to be received taking into account the coupon rate on the mortgage as well as estimated prepayment speeds.

September 30, 2015	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired Loans:
Commercial and industrial	$81	Fair value of collateral	Adjustment for collateral value	57% 57% Avg
Other commercial real estate	1,092	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	0%-20% 11% Avg
	$1,173

Mortgage servicing rights	$1,101	Cash flow analysis	Discount rate	10%

December 31, 2014	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired Loans:
Farm real estate	$55	Sales comparison approach	Adjustment for differences between comparable sales	40% 40% Avg
Other commercial real estate	1,235	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	20%-45% 36% Avg
	$1,290
Other real estate owned:
Construction and development	$21	Sales comparison approach	Adjustment for differences between comparable sales.	15% 15% Avg
Other commercial real estate and 1-4 family	441	Sales comparison approach	Adjustment for differences between comparable sales.	10%-19% 11% Avg
	$462

Mortgage servicing rights	$1,854	Cash flow analysis	Discount rate	10%

The carrying amounts and estimated fair values of financial instruments, not previously presented, is as follows:

September 30, 2015	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$112,353	$86,728	$25,625		$112,353
Interest bearing time deposits	1,960		1,960		1,960
Loans including loans held for sale, net	2,063,117		4,957	$2,132,058	2,137,015
FHLB and other stock	11,070				N/A
Interest receivable	10,720		4,592	6,128	10,720
Financial liabilities
Deposits	(2,607,598)	(606,218)	(2,000,841)		(2,607,059)
Other borrowings	(39,439)		(39,439)		(39,439)
FHLB advances	(255,416)		(259,460)		(259,460)
Interest payable	(553)		(553)		(553)
Subordinated debentures	(41,239)		(24,212)		(24,212)

December 31, 2014	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$62,485	$60,662	$1,823		$62,485
Interest bearing time deposits	1,915		1,915		1,915
Loans including loans held for sale, net	1,941,507		8,514	$1,946,843	1,955,357
FHLB and other stock	13,854				N/A
Interest receivable	10,064		4,459	5,605	10,064
Financial liabilities
Deposits	(2,468,321)	(513,393)	(1,952,833)		(2,466,226)
Other borrowings	(26,349)		(26,349)		(26,349)
FHLB advances	(214,413)		(219,050)		(219,050)
Interest payable	(599)		(599)		(599)
Subordinated debentures	(41,239)		(24,212)		(24,212)

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

Actual and required capital amounts and ratios are presented below:

			Required for
	Actual		Adequate Capital		To Be Well Capitalized
September 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio

MainSource Financial Group
Total capital (to risk-weighted assets)	$344,309	15.6%	$176,782	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	322,286	14.6	132,587	6.0	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets	281,286	12.7	99,440	4.5	N/A	N/A
Tier 1 capital (to average assets)	322,286	10.0	128,302	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	329,420	14.9%	177,083	8.0%	$231,354	10.0%
Tier 1 capital (to risk-weighted assets)	307,397	13.9	132,812	6.0	177,083	8.0
Common equity Tier 1 capital (to risk-weighted assets	307,397	13.9	99,609	4.5	143,880	6.5
Tier 1 capital (to average assets)	307,397	9.7	127,153	4.0	158,942	5.0

			Required for		To Comply with
	Actual		Adequate Capital		Regulatory Agreement
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$332,726	16.0%	$165,975	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	309,476	14.9	82,988	4.0	N/A	N/A
Tier 1 capital (to average assets)	309,476	10.2	121,014	4.0	N/A	N/A

MainSource Bank
Total capital (to risk-weighted assets)	321,005	15.6%	164,648	8.0%	$205,810	10.0%
Tier 1 capital (to risk-weighted assets)	297,755	14.5	82,324	4.0	123,486	6.0
Tier 1 capital (to average assets)	297,755	9.9	119,880	4.0	149,850	5.0

Management believes as of September 30, 2015, the Company and the Bank (as defined in Item 2 below) met all capital adequacy requirements to which they are subject to be considered well-capitalized. The Company is a source of additional financial strength to the Bank with its $8,500 in cash and its ability to downstream additional capital to the Bank.

NOTE 10 — INCOME TAXES

In accordance with ASC 740-270-50-1, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2015 and 2014 based on the current estimate of the effective annual rate.  The effective tax rate for the third quarter of 2015 was 24.1% versus 22.9% for the same period 2014.  For the first nine months of 2015 and 2014, the effective tax rate was 22.0% and 20.7% respectively. The increase was due to the increase in pre-tax income in the third quarter and first nine months of 2015 while tax exempt income remained relatively flat.

NOTE 11 — DERIVATIVES

The Bank executes interest rate swaps with commercial banking customers to facilitate their risk management strategies. These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Bank agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the customer to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institutions offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Bank’s results of operations.  The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $45.2 million at September 30, 2015 and $2.0 million at December 31, 2014.

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

The fair value hedges are summarized below:

	September 30, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$45,236	$1,798	$1,991	$56

Included in Other Liabilities:
Interest Rate Swaps	$45,236	$1,798	$1,991	$56

The effect of derivative instruments on the Consolidated Statement of Income is presented below:

	Nine Months Ended September 30,
	2015	2014
Interest Rate Swaps — Fee Income
Included in Other Income / (Expense)	$548	$—

	Three Months Ended September 30,
	2015	2014
Interest Rate Swaps — Fee Income
Included in Other Income / (Expense)	$399	$—

NOTE 12 — ACQUISITION

In August, 2015, the Company completed its purchase of five Old National Bank branches located in Batesville, Brownstown, Richmond, and Portland, Indiana and Union City, Ohio. As of the date of acquisition, the Company acquired $37 million in loans, $99 million in deposits, and $1 million in property. Goodwill of $2.5 million and a core deposit intangible of $1.2 million were also recorded. $57 million of cash was received at purchase. The Company incurred $617 of expenses related to the acquisition of these branches.  The core deposit intangible asset is being amortized over 10 years. Goodwill and the core deposit intangible will be deducted for tax purposes over 15 years.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands except per share data)

Overview

MainSource Financial Group, Inc. (the “Company”) is a financial holding company whose principal activity is the ownership and management of its subsidiary bank, MainSource Bank (the “Bank”) headquartered in Greensburg, Indiana.  Through its non-bank affiliates, the Company provides services incidental to the business of banking.  The Bank operates under a state charter and is subject to regulation by its state regulatory agency and the Federal Deposit Insurance Corporation.

Forward-Looking Statements

Except for historical information contained herein, the discussion in this report includes certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding the Company’s plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. Other statements identified by words such as “expects,” “anticipates,” “will,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “positioned,” “projects,” or words of similar meaning generally are intended to identify forward-looking statements. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The Company disclaims any intent or obligation to update such forward looking statements. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Company’s loan and investment portfolios; the Company’s ability to integrate acquisitions, the impact of our continuing acquisition strategy, and other factors, including the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and in other reports the Company files from time to time with the Securities and Exchange Commission.

Results of Operations

Net income for the third quarter of 2015 was $9,111 compared to net income of $8,457 for the third quarter of 2014. The increase in net income was primarily attributable to an increase in net interest income of $2,999,  increased mortgage banking income of $593,  increased service charges (primarily overdraft fees) of $673, increased interchange income of $344, and increased trust and investment product fees of $117.  Offsetting these increases were a provision for loan losses of $800, an increase in salaries and employee benefits of $1,674, equipment expenses of $154, net occupancy expenses of $245, and branch acquisition expenses of $617.  The majority of the increases are the result of the acquisition of MBT Bancorp in the fourth quarter of 2014.  The increase in the allowance for loan losses is a result of organic loan growth in the third quarter of 2015.  The Company incurred $617 of conversion expenses related to the acquisition of five Old National branches in the third quarter of 2015.  Diluted earnings per common share for the third quarter of 2015 totaled $0.42, a $0.01 increase from the $0.41 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 9.71% for the third quarter of 2015 while return on average assets was 1.10% for the same period, compared to 10.17% and 1.18% respectively, in the third quarter of 2014.

For the nine months ended September 30, 2015, net income was $26,434 compared to net income of $22,436 for the same period a year ago.  The increase in net income was primarily attributable to an increase in net interest income of $6,915, increased mortgage banking income of $2,079, increased interchange income of $774, increased service charges of $900, a gain on a life insurance policy of $307, and a loss on sales of fixed assets of $500 in 2014, offset by an increase in salaries and employee benefits of $2,913, increased net occupancy expenses of $545, increased equipment expenses of $813, a prepayment penalty on a FHLB advance of $2,364, and branch acquisition expenses of $617.  Diluted earnings per share were $1.21 for the first nine months of 2015 compared to $1.09 for the same period in 2014. Return on average shareholders’ equity was 9.57% for the first nine months of 2015 while return on average assets was 1.10% for the same period, compared to 9.33% and 1.05% in the first nine months of 2014.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Third quarter net interest income of $26,088 in 2015 was an increase of 13.0% versus the third quarter of 2014. Average earning assets were $391 million higher in the third quarter of 2015 compared to

2014 with the majority of the increase attributable to loan growth and securities growth, The growth came from the acquisitions of MBT Bancorp in the fourth quarter of 2014, and the five Old National branches in the third quarter of 2015 as well as from organic loan growth.  Also affecting margin was an increase in average demand deposits, NOW accounts, and savings accounts of $340 million which were partially offset by increases in higher costing CD’s of $20 million.  Net interest margin, on a fully-taxable equivalent basis, was 3.72% for the third quarter of 2015, a nine basis point decrease compared to 3.81% for the same period a year ago and three basis point decrease on a linked quarter basis.

Net interest income was $6,915 higher in the first nine months of 2015 compared to 2014.  Average earnings assets were $312 million higher in the first nine months of 2015 compared to 2014 with almost all of the increase again attributable to loan growth.  Also affecting margin was an increase in average demand, NOW accounts, and savings accounts of $312 million.  For the first nine months of 2015, the Company’s net interest margin was 3.76% compared to 3.85% for the first nine months of 2014.

The following tables summarize net interest income (on a tax-equivalent basis) for the three month periods ending September 30, 2015 and 2014.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)* - three months ended September 30

	2015				2014
	Average Balance	Interest	Average Rate***		Average Balance	Interest	Average Rate ***
Assets
Short-term investments	$19,418	$10	0.20%		$10,066	$9	0.35%
Federal funds sold and money market accounts	24,653	18	0.29		14,234	11	0.31
Securities
Taxable	560,466	3,010	2.13		531,965	2,964	2.21
Non-taxable*	329,303	4,588	5.53		303,611	4,498	5.88
Total securities	889,769	7,598	3.39		835,576	7,462	3.54
Loans**
Commercial*	1,260,161	14,089	4.44		1,010,393	11,633	4.57
Residential real estate	439,570	4,577	4.13		408,050	4,420	4.24
Consumer	335,169	3,573	4.23		298,957	3,253	4.32
Total loans	2,034,900	22,239	4.34		1,717,400	19,306	4.46
Total earning assets	2,968,740	29,865	3.99		2,577,276	26,788	4.12
Cash and due from banks	50,188				39,539
Unrealized gains (losses) on securities	18,768				18,874
Allowance for loan losses	(22,601)				(24,248)
Premises and equipment, net	61,480				54,917
Intangible assets	77,556				68,939
Accrued interest receivable and other assets	128,753				117,668
Total Assets	$3,282,884				$2,852,965
Liabilities
Interest-bearing deposits DDA, savings, and money market accounts	$1,674,027	$483	0.11%		$1,465,523	$401	0.11
Certificates of deposit	337,868	432	0.51		318,275	443	0.55
Total interest-bearing deposits	2,011,895	915	0.18		1,783,798	844	0.19
Short-term borrowings	37,335	19	0.20		32,728	21	0.25
Subordinated debentures	40,000	318	3.15		40,000	312	3.09
Notes payable and FHLB borrowings	178,389	773	1.72		182,182	862	1.88
Total interest-bearing liabilities	2,267,619	2,025	0.35		2,038,708	2,039	0.40
Demand deposits	587,527				455,767
Other liabilities	55,437				28,516
Total liabilities	2,910,583				2,522,991
Shareholders’ equity	372,301				329,974
Total liabilities and shareholders’ equity	$3,282,884				$2,852,965
Net interest income		$27,840	3.72	****		$24,749	3.81	****
Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$1,752				$1,660

*	Adjusted to reflect income related to securities and loans exempt from Federal income taxes of 35%
**	Nonaccruing loans have been included in the average balances.
***	Annualized
****	Net interest income divided by total earning assets.

Volume/Rate Analysis of Changes in Net Interest Income

(Tax Equivalent Basis)

	3Q 2015 vs 3Q 2014
	Volume	Rate	Total
Interest income
Loans	$3,475	$(542)	$2,933
Securities	468	(332)	136
Federal funds sold and money market funds	8	(1)	7
Short-term investments	6	(5)	1
Total interest income	3,957	(880)	3,077
Interest expense
Interest-bearing DDA, savings, and money market accounts	$59	$23	$82
Certificates of deposit	26	(37)	(11)
Borrowings	3	(94)	(91)
Subordinated debentures	—	6	6
Total interest expense	88	(102)	(14)
Change in net interest income	3,869	(778)	3,091
Change in tax equivalent adjustment			92
Change in net interest income before tax equivalent adjustment			$2,999

Variances not attributed to rate or volume are allocated between rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

The following tables summarize net interest income (on a tax-equivalent basis) for the nine month periods ending September 30, 2015 and 2014.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)* - nine months ended September 30

	2015				2014
	Average Balance	Interest	Average Rate***		Average Balance	Interest	Average Rate ***
Assets
Short-term investments	$28,112	$51	0.24%		$11,173	$25	0.30%
Federal funds sold and money market accounts	20,883	45	0.29		13,210	30	0.30
Securities
Taxable	545,076	8,780	2.15		559,263	9,377	2.24
Non-taxable*	320,305	13,509	5.64		308,281	13,711	5.95
Total securities	865,381	22,289	3.44		867,544	23,088	3.56
Loans**
Commercial*	1,227,272	41,314	4.50		997,977	34,692	4.65
Residential real estate	438,217	13,676	4.17		408,086	13,423	4.40
Consumer	323,863	10,435	4.31		294,100	9,737	4.43
Total loans	1,989,352	65,425	4.40		1,700,163	57,852	4.55
Total earning assets	2,903,728	87,810	4.04		2,592,090	80,995	4.18
Cash and due from banks	47,821				41,797
Unrealized gains (losses) on securities	22,231				14,706
Allowance for loan losses	(23,328)				(26,336)
Premises and equipment, net	61,011				55,146
Intangible assets	77,923				69,356
Accrued interest receivable and other assets	122,121				115,444
Total Assets	$3,211,507				$2,862,203
Liabilities
Interest-bearing deposits DDA, savings, and money market accounts	$1,649,107	$1,471	0.12%		$1,448,213	$1,139	0.11
Certificates of deposit	335,993	1,237	0.49		342,452	1,625	0.63
Total interest-bearing deposits	1,985,100	2,708	0.18		1,790,665	2,764	0.21
Short-term borrowings	28,004	36	0.17		32,735	60	0.25
Subordinated debentures	40,000	942	3.15		41,389	975	3.15
Notes payable and FHLB borrowings	187,240	2,501	1.79		200,330	2,562	1.71
Total interest-bearing liabilities	2,240,344	6,187	0.37		2,065,119	6,361	0.41
Demand deposits	560,604				449,873
Other liabilities	41,159				25,657
Total liabilities	2,842,107				2,540,649
Shareholders’ equity	369,400				321,554
Total liabilities and shareholders’ equity	$3,211,507				$2,862,203
Net interest income		$81,623	3.76	****		$74,634	3.85	****
Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$5,137				$5,063

*	Adjusted to reflect income related to securities and loans exempt from Federal income taxes of 35%
**	Nonaccruing loans have been included in the average balances.
***	Annualized
****	Net interest income divided by total earning assets.

Volume/Rate Analysis of Changes in Net Interest Income

(Tax Equivalent Basis)

	Nine months 2015 vs Nine months 2014
	Volume	Rate	Total
Interest income
Loans	$9,574	$(2,001)	$7,573
Securities	(57)	(742)	(799)
Federal funds sold and money market funds	17	(2)	15
Short-term investments	31	(5)	26
Total interest income	9,565	(2,750)	6,815
Interest expense
Interest-bearing DDA, savings, and money market accounts	$169	$163	$332
Certificates of deposit	(30)	(358)	(388)
Borrowings	(207)	122	(85)
Subordinated debentures	(33)	—	(33)
Total interest expense	(101)	(73)	(174)
Change in net interest income	9,666	(2,677)	6,989
Change in tax equivalent adjustment			74
Change in net interest income before tax equivalent adjustment			$6,915

Variances not attributed to rate or volume are allocated between rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

Third quarter non-interest income for 2015 was $13,344 compared to $11,058 for the third quarter of 2014.  Contributing to the increase of $2,286 was an increase in mortgage banking income of $593, service charges on deposit accounts of $673, and interchange income of $344.  Increased mortgage loan offices and officers led to increased mortgage banking income.  Another reason for the increase in mortgage banking was the continued low interest rate environment.  Increased deposit accounts led to higher fee income.  Part of these increases were the result of the MBT Bancorp acquisition in the fourth quarter of 2014 and the additional customers as a result of the acquisition.  In addition, the Company has realized organic growth in deposit accounts.

For the nine months ended September 30, 2015, non-interest income was $37,604 compared to $31,419 for the same period a year ago. Contributing to the increase of $6,185 were increases in mortgage banking of $2,079, service charges of $900,  securities gains of $364, interchange income of $774, a gain on a life insurance policy of $307, and a loss on fixed assets of $500 in 2014.  Favorable pricing in 2015 allowed the Company to recognize some securities gains. The Company had a life insurance policy claim in the first quarter of 2015 and recorded a loss on fixed assets in the first quarter of 2014 with the announcement of the closing of several branches.

Non-interest Expense

The Company’s non-interest expense was $26,635 for the third quarter of 2015, compared to $23,177 for the same period in 2014.  The primary reasons for the increase were an increase in salary and employee benefits of $1,674, increased equipment expenses of $154, increased occupancy costs of $245, and branch acquisition expenses of $617.  These increases were primarily due to the acquisition of MBT Bancorp in the fourth quarter of 2014 as well as $250 in severance costs related to an internal reorganization.  The Company’s efficiency ratio was 64.7% for the third quarter of 2015 compared to 64.7% for the same period a year ago.

For the nine months ended September 30, 2015, non-interest expense was $79,382 compared to $71,185 for the same period a year ago. Contributing to the increase of $8,197 were a prepayment penalty on a FHLB advance of $2,364 in 2015, increases in salaries and employee benefits of $2,913, equipment expenses of $813, occupancy expenses of $545, and branch acquisition expenses of $617.  The Company’s efficiency ratio was 66.6% for the first nine months of 2015 compared to 67.1% for the same period a year ago.

Income Taxes

The effective tax rate for the third quarter of 2015 was 24.1% versus 22.9% for the same period 2014.  The increase was due to the increase in pre-tax income in the third quarter of 2015 while tax exempt income remained relatively flat.

The effective tax rate for the first nine months of 2015 was 22.0% compared to 20.7% for the same period a year ago.  Similar to the third quarter, the increase in the effective tax rate was due to the increase in income before taxes while tax exempt income remained relatively flat.

Financial Condition

Total assets at September 30, 2015 were $3,336,615, a 6.9% increase from total assets of $3,122,516 as of December 31, 2014.  Average earning assets represented 90.4% of average total assets for the third quarter of 2015 and 90.3% for the same period in 2014. Average loans represented 78.7% of average deposits in the third quarter of 2015 and 76.8% for the comparable period in 2014.  Average loans as a percent of average assets were 62.3% and 60.2% for the three month periods ended September 30, 2015 and 2014 respectively.

Deposits increased 5.6% at September 30, 2015 compared to December 31, 2014.  Noninterest bearing deposits and savings deposits increased $136 million and were offset by a reduction of $93 million in higher-priced CD balances.

Shareholders’ equity was $378 million on September 30, 2015 compared to $361 million on December 31, 2014.  Book value (shareholders’ equity) per common share was $17.51 at September 30, 2015 versus $16.63 at year-end 2014. Accumulated other comprehensive income increased book value per share by $0.72 at September 30, 2015 and increased book value per share by $0.63 at December 31, 2014.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.

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

Total loans (excluding loans held for sale) increased $123,727 from year end 2014.  $37,129 of this increase was related to the acquisition of the five Old National Bank branches in the third quarter of 2015.  Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 21.2% of total loans at September 30, 2015 and 22.2% at December 31, 2014. On September 30, 2015, the Company had $4,821 of loans held for sale, which was a $3,461 decrease from the year-end balance of $8,282. The Company generally retains the servicing rights on mortgages sold.

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

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Amount	$16,893	$20,032	$17,580	$28,839	$32,446
Percent of loans	0.81%	1.00%	0.89%	1.47%	1.85%

Of the $16,893 of non-performing loans at September 30, 2015, $4,297 had a specific reserve allocated of $1,629.

A reconciliation of the non-performing assets for the first nine months of 2015 and 2014 is as follows:

	2015	2014
Beginning Balance - NPA - January 1,	$31,527	$30,663
Non-accrual
Add: New non-accruals	10,472	8,841
Less: To accrual/payoff/restructured	(7,369)	(8,390)
Less: To OREO	(1,164)	(2,119)
Less: Net Charge offs	(2,027)	(4,560)
Increase/(Decrease): Non-accrual loans	(88)	(6,228)
Other Real Estate Owned (OREO)
Add: New OREO properties	1,164	2,119
Less: OREO sold	(1,377)	(2,929)
Less: OREO losses (write-downs)	(38)	(120)
Increase/(Decrease): OREO	(251)	(930)
Increase/(Decrease): Repossessions	—	—
Increase/(Decrease): 90 Days Delinquent	75	45
Increase/(Decrease): TDR’s	(11,933)	12,086
Total NPA change	(12,197)	4,973
Ending Balance - NPA - September 30	$19,330	$35,636

The large decrease in TDR’s in 2015 is due to the sale of two large loans in 2015.

At September 30, 2015, the Company had only six non-accrual loans over $250 and none over $1,000.  This was a small increase from the number at December 31, 2014. These loans are primarily real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses. In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate, other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Company by increasing the ultimate probability of collection. The Company reviews each relationship before it grants the concession to insure the creditor can comply with the new terms. To date, most of the concessions have been extensions of maturity dates.

The Company continued to see a reduction in its Special Mention and Substandard Loans in the third quarter of 2015.  These loans decreased $28.3 million from the end of 2014.  The loans upgraded were the result of overall improvement in the underlying fundamentals of the credit. As a result of these reductions, the allowance for loan losses for commercial real estate loans has decreased significantly from December 31, 2014.

The provision for loan losses was $800 in the third quarter of 2015 compared to $0 for the same period in 2014 and $0 for the second quarter of 2015. The increase in provision expense from 2014 was primarily due to the growth in loan balances.  For the first nine months of 2015 and 2014, the provision for loan loss was $800 and $1,500, respectively.  The decrease in provision expense from 2014 was primarily due to the relative stabilization in the amount of non-performing and watch lists loans.  The amount of new non-accrual loans in the third quarter of 2015 was approximately 50% lower than the second quarter of 2015.

Net charge-offs were $1,250 for the third quarter of 2015 compared to a net recovery of $682 for the same period a year ago and net charge offs of $2,027 for the first nine months of 2015 compared to $4,560 a year ago. Most of the charge offs for the quarter were small dollar amounts.

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The allowance for loan losses as of September 30, 2015 was considered adequate by management.  The allowance for loan losses was $22,023 as of September 30, 2015 and represented 1.06% of total outstanding loans compared to $23,250 as of December 31, 2014 or 1.19% of total outstanding loans.  The slight decrease in the percentage was due to the continued improvement in nonperforming loans for the quarter.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of September 30, 2015, the Company had $909,498 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $23,462 was recorded to adjust the AFS portfolio to current market value at September 30, 2015, compared to an unrealized pre-tax gain of $20,778 at December 31, 2014. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future and the decline in fair value is largely due to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 87.7% and 86.3% of total average earning assets for the nine month periods ending September 30, 2015 and 2014. Total interest-bearing deposits averaged 78.0% and 79.9% of average total deposits for the nine month periods ending September 30, 2015 and 2014, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $255,416 outstanding at September 30, 2015. These advances have interest rates ranging from 0.49% to 4.80%.  These advances were a combination of short term and long-term advances with approximately $91,000 maturing in 2016, $20,000 maturing in 2017, $45,000 maturing in 2018, and $99,000 maturing in 2019 and beyond.

Capital Resources

Total shareholders’ equity was $378,056 at September 30, 2015, which was an increase of $17,394 compared to the $360,662 of shareholders’ equity at December 31, 2014. The increase in shareholders’ equity was primarily attributable to the Company’s net income of $26,434, activity in stock option and restricted stock programs of $1,127,  and other comprehensive income of $1,772, offset by common dividends paid of $8,659 and purchase of treasury stock of $3,280 for the first nine months of 2015.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. On January 1, 2015 the Federal Reserve established an integrated regulatory framework that required a new ratio of common equity Tier 1 capital to risk-weighted assets as well raising the minimum ratio of Tier 1 capital to risk-weighted assets.  At September 30, 2015, Tier 1 capital to total average assets was 10.0%. Common equity Tier 1 capital to risk-adjusted assets was 12.7%.  Tier 1 capital to risk-adjusted assets was 14.6%. Total capital to risk-adjusted assets was 15.6%. All four ratios exceed all required ratios established for bank holding companies.  Risk-adjusted capital levels of the Bank exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.14 per share in the third quarter of 2015 versus $0.11 per share for the third quarter of 2014.  The Company has increased its common dividend in the last few quarters as its net income has increased and its credit metrics have continued to improve.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 83.3% of total earning assets for the nine months ended September 30, 2015 and 86.4% for the same period in 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and quarterly by the Credit and Risk Committee of the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2015 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s  third fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)           Issuer Purchases of Equity Securities

The Company purchased the following equity securities of the Company during the quarter ended September 30, 2015:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1-31, 2015	—	$—	—	963,915
August 1-31, 2015	10,000	$20.46	10,000	953,915
September 1-30, 2015	25,725	$20.48	25,725	928,190
Total:	35,725	$20.47	35,725	928,190

The above amounts include 35,725 shares repurchased pursuant to the Company’s previously announced Stock Repurchase Program.  On December 19, 2014, the Board of Directors of the Company authorized a stock repurchase program effective January 1, 2015. Under the program, the Company is authorized to repurchase up to 5.0% of its currently outstanding common stock, or approximately 1,085,000 shares. The program will expire December 31, 2015, unless completed sooner or otherwise extended by the Board.

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

101

The following financial statements and notes from the MainSource Financial Group Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i)  Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the condensed consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSOURCE FINANCIAL GROUP, INC.

November 6, 2015

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

November 6, 2015

/s/ James M. Anderson
James M. Anderson
Executive Vice President & Chief Financial Officer