Form 10-K
period 2015-12-31
MAINSOURCE FINANCIAL GROUP
filed 2016-03-11
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10‑K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

Commission file number 0‑12422

MAINSOURCE FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35‑1562245 (I.R.S. Employer Identification No.)
2105 North State Road 3 Bypass Greensburg, Indiana 47240 (Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: (812) 663‑6734
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common shares, no par value	Name of each exchange on which registered The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the previous 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”,  “accelerated filer”, and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non‑affiliates of the registrant was $474,661,814 as of June 30, 2015.

As of March 11, 2016, there were outstanding 21,626,196 common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K Into Which Incorporated
Definitive Proxy Statement for Annual Meeting of Shareholders to be held April 27, 2016	Part III (Items 10 through 14)

FORM 10‑K

Pursuant to General Instruction G, the information called for by Items 10‑14 is omitted by MainSource Financial Group, Inc. since MainSource Financial Group, Inc. will file with the Commission a definitive proxy statement for its 2016 Annual Meeting of Shareholders pursuant to Regulation 14A not later than 120 days after the close of the fiscal year containing the information required by Items 10‑14.

PART I.

(Dollar amounts in thousands except per share data)

Cautionary Note Regarding Forward‑Looking Statements

Except for historical information contained herein, the discussion in this Annual Report includes certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statement that does not describe historical or current facts is a forward looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “goals,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward looking statements. The Company disclaims any intent or obligation to update such forward looking statements. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Company’s loan and investment portfolios; the Company’s ability to integrate acquisitions, and other factors, including the risk factors set forth in Item 1A of this Annual Report on Form 10 K and in other reports we file from time to time with the Securities and Exchange Commission. The Company intends the forward looking statements set forth herein to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 1.  BUSINESS

General

MainSource Financial Group, Inc. (“MainSource” or the “Company”) is an Indiana corporation and bank holding company, within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), that has elected to become a financial holding company (“FHC”). The Company is based in Greensburg, Indiana. As of December 31, 2015, the Company operated one banking subsidiary: MainSource Bank (“the Bank”), an Indiana state chartered bank. Through its non‑bank affiliates, the Company provides services incidental to the business of banking. Since its formation in 1982, the Company has acquired and established various institutions and financial services companies and may acquire additional financial institutions and financial services companies in the future. For further discussion of the business of the Company see Management’s Discussion and Analysis in Part II, Item 7.

As of December 31, 2015, the Company operated 85 branch banking offices in Indiana, Illinois, Ohio and Kentucky. As of December 31, 2015, the Company had consolidated assets of $3,385,408, consolidated deposits of $2,650,775 and shareholders’ equity of $381,360.

Through the Bank, the Company offers a broad range of financial services, including: accepting time and transaction deposits; making consumer, commercial, agribusiness and real estate mortgage loans; renting safe deposit facilities; providing personal and corporate trust services; and providing other corporate services such as letters of credit and repurchase agreements.

The lending activities of the Bank are separated into primarily the categories of commercial, commercial real estate, residential, and consumer. Loans are originated by the lending officers of the Bank subject to limitations set forth in lending policies. The Board of Directors of the Bank monitors concentrations of credit, problem and past due loans and charge‑offs of uncollectible loans and approves loan policy. The Bank maintains conservative loan policies and underwriting practices in order to address and manage loan risks. These policies and practices include granting loans on a sound and collectible basis, serving the legitimate needs of the community and the general market area while obtaining a balance between maximum yield and minimum risk, ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan, developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category and developing and applying adequate collection policies.

Commercial loans include secured and unsecured loans, including real estate loans, to individuals and companies and to governmental units predominantly within the market area of the Bank for a myriad of business purposes.

Agricultural loans are generated in the Bank’s markets. Most of the loans are real estate loans on farm properties. Loans are also made for agricultural production and such loans are generally reviewed annually.

Residential real estate lending has been the largest component of the loan portfolio for many years. The Bank generates residential mortgages for its own portfolio. However, the Company elects to sell the majority of its fixed rate mortgages into the secondary market while maintaining the servicing of such loans. At December 31, 2015,  the Company was servicing a $925 million residential real estate loan portfolio. By originating loans for sale in the secondary market, the Company can more fully satisfy customer demand for fixed rate residential mortgages and increase fee income, while reducing the risk of loss caused by rising interest rates.

The principal source of revenues for the Company is interest and fees on loans, which accounted for 53.9% of total revenues in 2015, 53.9% in 2014 and 53.4% in 2013. While the Company’s chief decision makers monitor the revenue streams of the various Company products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company‑wide basis. Accordingly, all of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment.

The Company’s investment securities portfolio is primarily comprised of state and municipal bonds; U.S. government sponsored entities’ mortgage‑backed securities and collateralized mortgage obligations; and corporate securities. The Company has classified its entire investment portfolio as available for sale, with fair value changes reported separately in shareholders’ equity. Funds invested in the investment portfolio generally represent funds not immediately required to meet loan demand. Income related to the Company’s investment portfolio accounted for 14.9% of total revenues in 2015, 16.6% in 2014 and 16.7% in 2013. As of December 31, 2015, the Company had not identified any securities as being “high risk” as defined by the FFIEC Supervisory Policy Statement on Securities Activities.

The primary source of funds for the Bank is deposits generated in local market areas. To attract and retain stable depositors, the Bank markets various programs for demand, savings and time deposit accounts. These programs include interest and non‑interest bearing demand and individual retirement accounts.

Currently, national retailing and manufacturing subsidiaries, brokerage and insurance firms and credit unions are fierce competitors within the financial services industry. Mergers between financial institutions within Indiana and neighboring states, which became permissible under the Interstate Banking and Branching Efficiency Act of 1994, have also added competitive pressure.

The branches of the Bank are predominantly located in non‑metropolitan areas and the Bank’s business is centered in loans and deposits generated within markets considered largely rural in nature. In addition to competing vigorously with other banks, thrift institutions, credit unions and finance companies located within their service areas, we also compete, directly and indirectly, with all providers of financial services.

Employees

As of December 31, 2015, the Company and its subsidiaries had 841 full‑time equivalent employees to whom they provide a variety of benefits and with whom they enjoy excellent relations. None of our employees are subject to collective bargaining agreements.

Available Information

We make available free of charge on or through our Internet web site, www.mainsourcebank.com, our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K and all amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Such materials are also available free of charge on the SEC website,

www.sec.gov. We have included our and the SEC’s Internet website addresses throughout this Annual Report on Form 10‑K as textual references only. The information contained on these websites is not incorporated into this Annual Report on Form 10‑K.

Regulation and Supervision

The Company is a financial holding company within the meaning of the Bank Holding Company Act of 1956, as amended. As a FHC, the Company is subject to regulation by the Federal Reserve Board (“FRB”). The Bank is an Indiana state chartered bank subject to supervision and regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Indiana Department of Financial Institutions. The following is a discussion of material statutes and regulations affecting the Company and the Bank. The discussion is qualified in its entirety by reference to such statutes and regulations.

Bank Holding Company Act of 1956

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

The acquisition of 5% or more of the voting shares of any bank or bank holding company generally requires the prior approval of the FRB and is subject to applicable federal and state law, including the Riegle‑Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle‑Neal”) for interstate transactions. The FRB evaluates acquisition applications based on, among other things, competitive factors, supervisory factors, adequacy of financial and managerial resources, and banking and community needs considerations.

The BHC Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any “nonbanking” company unless the nonbanking activities are found by the FRB to be “so closely related to banking...as to be a proper incident thereto.” Under current regulations of the FRB, a bank holding company and its nonbank subsidiaries are permitted, among other activities, to engage in such banking‑related business ventures as consumer finance, equipment leasing, data processing, mortgage banking, financial and investment advice, and securities brokerage services. The BHC Act does not place territorial restrictions on the activities of a bank holding company or its nonbank subsidiaries.

Federal law prohibits acquisition of “control” of a bank or bank holding company without prior notice to certain federal bank regulators. “Control” is defined in certain cases as the acquisition of as little as 10% of the outstanding shares of any class of voting stock. Furthermore, under certain circumstances, a bank holding company may not be able to purchase its own stock, where the gross consideration will equal 10% or more of the company’s net worth, without obtaining approval of the FRB. Under the Federal Reserve Act, banks and their affiliates are subject to certain requirements and restrictions when dealing with each other (affiliate transactions include transactions between a bank and its bank holding company).

Gramm‑Leach‑Bliley Financial Modernization Act of 1999

The Gramm‑Leach‑Bliley Financial Modernization Act of 1999 (the “Modernization Act”) was enacted on November 12, 1999. The Modernization Act, which amended the BHC Act,

•	allows bank holding companies that qualify as “financial holding companies” to engage in a broad range of financial and related activities;
•	allows insurers and other financial services companies to acquire banks;

•	removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and
•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

The Company initially qualified as a financial holding company in December, 2004. Thus the Company is authorized to operate as a financial holding company and is eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the Modernization Act. These activities include those that are determined to be “financial in nature,” including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies. If a banking subsidiary ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the FRB may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary. In addition, if a banking subsidiary receives a rating of less than satisfactory under the Community Reinvestment Act of 1977 (“CRA”), we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies.

Bank Secrecy Act and USA Patriot Act

In 1970, Congress enacted the Currency and Foreign Transactions Reporting Act, commonly known as the Bank Secrecy Act (the “BSA”). The BSA requires financial institutions to maintain records of certain customers and currency transactions and to report certain domestic and foreign currency transactions, which may have a high degree of usefulness in criminal, tax, or regulatory investigations or proceedings. Under this law, financial institutions are required to develop a BSA compliance program.

In 2001, the President signed into law comprehensive anti‑terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act requires financial institutions, including the Company and the Bank, to help prevent and detect international money laundering and the financing of terrorism and prosecute those involved in such activities. The Department of the Treasury has adopted additional requirements to further implement Title III.

Under these regulations, a mechanism has been established for law enforcement officials to communicate names of suspected terrorists and money launderers to financial institutions to enable financial institutions to promptly locate accounts and transactions involving those suspects. Financial institutions receiving names of suspects must search their account and transaction records for potential matches and report positive results to the U.S. Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”). Each financial institution must designate a point of contact to receive information requests. These regulations outline how financial institutions can share information concerning suspected terrorist and money laundering activity with other financial institutions under the protection of a statutory safe harbor if each financial institution notifies FinCEN of its intent to share information. The Department of the Treasury has also adopted regulations intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Financial institutions are required to take reasonable steps to ensure that they are not providing banking services directly or indirectly to foreign shell banks. In addition, banks must have procedures in place to verify the identity of the persons with whom they deal.

FDIC Improvement Act of 1991

The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total risk‑based capital ratio, the Tier 1 risk‑based capital ratio, the common equity Tier 1 risk‑based capital ratio, and the leverage ratio.

A bank will be (i) “well capitalized” if the institution has a total risk‑based capital ratio of 10.0% or greater, a Tier 1 risk‑based capital ratio of 8.0% or greater, a common equity Tier 1 risk‑based capital ratio of 6.5% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk‑based capital ratio of 8.0% or greater, a Tier 1 risk‑based capital ratio of 6.0% or greater, a common equity Tier 1 risk‑based capital ratio of 4.5% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk‑based capital ratio that is less than 8.0%, a Tier 1 risk‑based capital ratio of less than 6.0%, a common equity Tier 1 risk‑based capital ratio of less than 4.5%, or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk‑based capital ratio of less than 6.0%, a Tier 1 risk‑based capital ratio of less than 4.0%, a common equity Tier 1 risk‑based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The appropriate federal banking agency may, under certain circumstances, reclassify a well‑capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

The Company believes that, as of December 31, 2015, the Company and the Bank were each “well capitalized” based on the aforementioned ratios.

The Sarbanes‑Oxley Act

The Sarbanes‑Oxley Act of 2002 (the “Sarbanes‑Oxley Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Among other requirements, the Sarbanes‑ Oxley Act established: (i) requirements for audit committees of public companies, including independence and expertise standards; (ii) additional responsibilities regarding financial statements for the chief executive officers and chief financial officers of reporting companies; (iii) standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for reporting companies regarding various matters relating to corporate governance, and (v) new and increased civil and criminal penalties for violation of the securities laws.

Deposit Insurance Fund

The deposits of the Bank are insured to the maximum extent permitted by law by the Deposit Insurance Fund (“DIF”) of the FDIC, which was created in 2006 as the result of the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “FDI Act”). The FDIC maintains the DIF by assessing depository institutions an insurance premium. Pursuant to the Dodd‑Frank Act, the FDIC is required to set a DIF reserve ratio of 1.35% of estimated insured deposits and is required to achieve this ratio by September 30, 2020.

Under the FDIC’s risk‑based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses to the DIF. An institution’s risk to the DIF is measured by its regulatory capital levels, supervisory evaluations, and certain other factors. An institution’s assessment rate depends upon the risk category to which it is assigned. As noted above, pursuant to the Dodd‑Frank Act, the FDIC will calculate an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital) as opposed to an institution’s deposit level which was the previous basis for calculating insurance assessments. Pursuant to the Dodd‑Frank Act, institutions will be placed into one of four risk categories for purposes of determining the institution’s actual assessment rate. The FDIC will determine the risk category based on the institution’s capital position (well capitalized, adequately capitalized, or undercapitalized) and supervisory condition (based on exam reports and related information provided by the institution’s primary federal regulator).

Dividends

The Company is a legal entity separate and distinct from the Bank. There are various legal limitations on the extent to which the Bank can supply funds to the Company. The principal source of the Company’s funds consists of dividends from the Bank. State and Federal law restricts the amount of dividends that may be paid by banks. The specific limits depend on a number of factors, including the bank’s type of charter, recent earnings, recent dividends, level of capital and regulatory status. The regulators are authorized, and under certain circumstances are required, to determine that the payment of dividends or other distributions by a bank would be an unsafe or unsound practice and to prohibit that payment. For example, the FDI Act generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized.

The Dodd‑Frank Act and its accompanying regulations also limit a depository institution’s ability to make capital distributions if it does not hold a 2.5% capital buffer above the required minimum risk‑based capital ratios. Regulators also review and limit proposed dividend payments as part of the supervisory process and review of an institution’s capital planning. In addition to dividend limitations, the Bank is subject to certain restrictions on extensions of credit to the Company, on investments in the stock or other securities of the Company and in taking such stock or securities as collateral for loans.

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

The Dodd‑Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform act entitled the “Dodd‑Frank Wall Street Reform and Consumer Protection Act”  (the “Dodd‑Frank Act”). This significant law affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Various federal agencies are given significant discretion in drafting and implementing a broad range of new rules and regulations, and consequently, while many new rules and regulation have been adopted, many more remain to be adopted.

Certain provisions of Dodd‑Frank are now effective and have been fully implemented, including the revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching and required disclosure and shareholder advisory votes on executive compensation. Recent action to implement the final Dodd‑Frank provisions included (i) final new capital rules, (ii) a final rule to implement the so called “Volcker rule” restrictions on certain proprietary trading and investment activities and (iii) final rules and increased enforcement action by the Consumer Finance Protection Bureau (“CFPB”).

Key provisions of the Dodd‑Frank Act are as follows:

•	eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts.
•	broadened the base for Federal Deposit Insurance Corporation insurance assessments.
•	required publicly traded companies to give stockholders a nonbinding vote on executive compensation and so‑called “golden parachute” payments.
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

•

mandated that debit card and interchange fees be reasonable and proportional to the issuer’s cost for processing the transaction. The Federal Reserve Board has approved a debit card interchange regulation which caps an issuer’s base fee at $0.21 per transaction plus an additional fee computed at five basis‑points of the transaction value. These standards apply to issuers that, together with their affiliates, have assets of $10 billion or more. The Company’s assets are under $10 billion and therefore it is not directly impacted by these provisions.

S.A.F.E. Act Requirements

Regulations issued under the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the “S.A.F.E. Act”) require residential mortgage loan originators who are employees of institutions regulated by the foregoing agencies, including national banks, to meet the registration requirements of the S.A.F.E. Act. The S.A.F.E. Act requires residential mortgage loan originators who are employees of regulated financial institutions to be registered with the Nationwide Mortgage Licensing System and Registry, a database created by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by the states. Employees of regulated financial institutions are generally prohibited from originating residential mortgage loans unless they are registered.

Regulatory Capital Requirements

In July 2013, the federal banking agencies published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations.  The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.

The Basel III Capital Rules became effective on January 1, 2015 (subject to a phase-in period) and, among other things, introduced a new capital measure known as “Common Equity Tier 1” (“CET1”), which generally consists of common equity Tier 1 capital instruments and related surplus, retained earnings, and common equity Tier 1 minority interests (minus certain adjustments and deductions, as discussed below).

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.  Under the former capital standards, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios.  Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company, may make a one-time permanent election to continue to exclude these items.  The Company and the Bank both made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s available-for-sale securities portfolio.  The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out.  The Company has some trust preferred securities. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).

The Basel III Capital Rules prescribe a standardized approach for risk weightings depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures. Specifics risk-weights impacting the Company’s determination of risk-weighted assets include, among other things:

•	Applying a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans;

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due;

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and

•

Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and its banking subsidiaries to maintain:

•

a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation);

•

a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);

•

a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and

•	a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).  The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Under the Basel III Capital Rules, the minimum capital ratios, with the capital conversation buffer, as of January 1, 2016 are as follows:

•	5.125% CET1 to risk-weighted assets;

•	6.625% Tier 1 capital to risk-weighted assets; and

•	8.625% Total capital to risk-weighted assets.

Certain regulatory capital ratios for the Company as of December 31, 2015, are shown below:

•	12.7% CET1 to risk-weighted assets;

•	14.5% Tier 1 capital to risk-weighted assets;

•	15.5% Total capital to risk-weighted assets; and

•	10.2% leverage ratio.

Certain regulatory capital ratios for the Bank as of December 31, 2015, are shown below:

•	13.6% CET1 to risk-weighted assets;

•	13.6% Tier 1 capital to risk-weighted assets;

•	14.5% Total capital to risk-weighted assets; and

•	9.6% leverage ratio.

Volcker Rule

On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the U.S. Commodities Futures Trading Commission and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd‑Frank Act. On December 15, 2014, the FRB granted a one‑year extension to July 21, 2016, and signaled an intention to grant another one year extension to July 21, 2017 to confirm investments in and relationships with covered funds that were in place prior to December 31, 2013 (“Legacy Convered Funds”).  With respect to all other investments in and relationships with convered funds other than Legacy Covered Funds, the Volcker Rule became effective July 21, 2015.

The Volcker Rule prohibits an insured depository institution and its affiliates from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“covered funds”) subject to certain limited exceptions. The rule also effectively prohibits short‑term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies.

Under these rules and subject to certain exceptions, banking entities, including the Company and the Bank, will be restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” Certain collateralized debt obligations (“CDO”) securities backed by trust preferred securities were initially defined as covered funds subject to the investment prohibitions of the final rule. Action taken by the Federal Reserve in January 2014 exempted many such securities to address the concern that community banks holding such CDO securities may have been required to recognize losses on those securities. Banks with less than $10 billion in total consolidated assets, such as the Bank, that do not engage in any covered activities, other than trading in certain government agency, state or municipal obligations, do not have any significant compliance obligations under the rules implementing the Volcker Rule.

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

Incentive Compensation

The Dodd‑Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive‑based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure of incentive‑based compensation arrangements to regulators. The agencies proposed such regulations in April 2011, but these regulations have not yet been finalized.

In June 2010, the FRB and the FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk‑taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk‑taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under The Dodd‑Frank Act, discussed above. The FRB will review, as part of its regular, risk‑focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk‑management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiency.

Future Legislation

In addition to the specific legislation described above, various additional legislation is currently being considered by Congress. This legislation may change banking statutes and the Company’s operating environment in substantial and unpredictable ways and may increase reporting requirements and governance. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on its business, results of operations, or financial condition.

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

As of December 31, 2015, our total loan portfolio was approximately $2,155 million or 64% of our total assets. Three major components of the loan portfolio are loans principally secured by real estate, approximately $1,653 million or 77% of total loans; other commercial loans, approximately $445 million or 21% of total loans; and consumer loans, approximately $57 million or 2% of total loans. Our credit risk with respect to our consumer installment loan portfolio and commercial loan portfolio relates principally to the general creditworthiness of individuals and businesses within our local market area. Our credit risk with respect to our residential and commercial real estate mortgage and construction loan portfolio relates principally to the general creditworthiness of individuals and businesses and the value of real estate serving as security for the repayment of the loans. A related risk in connection with loans secured by commercial real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as security. Continued or worsening declines in the economy could cause additional credit issues, particularly within our residential and commercial real estate mortgage and construction loan portfolio.

Our allowance for loan losses may not be sufficient to cover actual loan losses, which could adversely affect our earnings.

We maintain an allowance for loan losses at a level estimated by management to be sufficient to cover probable incurred loan losses in our loan portfolio. Loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date. In determining the size of the allowance, our management makes various assumptions and judgments about the collectability of our loan portfolio, including the diversification by industry of our commercial loan portfolio, the effect of changes in the local real estate markets on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge‑offs for the period, the amount of nonperforming loans and related collateral security, and the evaluation of our loan portfolio by an external loan review. If our assumptions and judgments prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Additionally, continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside the Company’s control, may require an increase in the allowance for loan losses. Federal and state regulators also periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge‑offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge‑offs could have an adverse effect on our operating results and financial condition. There can be no assurance that our monitoring procedures and policies will reduce certain lending risks or that our allowance for loan losses will be adequate to cover actual losses.

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

Fluctuating interest rates could adversely affect our profitability.

Our profitability is dependent to a large extent upon our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities.  Because of the differences in maturities and re-pricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities.  Accordingly, fluctuations in interest rates could adversely affect our net interest margin, and, in turn, our profitability. We manage our interest rate risk within established guidelines and generally seek an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates. However, our interest rate risk management practices may not be effective in a highly volatile rate environment.

The current unusual interest rate environment poses particular challenges.  Market rates are extremely low right now and the Federal Reserve Board has indicated that it will likely maintain low short-term interest rates for the foreseeable future. The Federal Reserve is also purchasing significant amounts of Treasury and Agency bonds in the public market, lowering yields on these instruments and on most other longer-term fixed income instruments as well.  This extended period of low rates, when combined with keen competition for high-quality borrowers, may cause additional downward pressure on the yield on the Company's loan and investment portfolios. In addition, low rates accelerate prepayment rates on our mortgage-backed securities, which also negatively impacts yields. Since the Company's cost of interest-bearing liabilities is already at record lows, the impact of decreasing asset yields may have a more adverse impact on the Company's net interest income.

New mortgage regulations may adversely impact our business.

Revisions made pursuant to Dodd‑Frank to Regulation Z, which implements the Truth in Lending Act (the “TILA”), effective in January 2014, apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans), and mandate specific underwriting criteria and “ability to repay” requirements for home loans. This may impact our offering and underwriting of single family residential loans in our residential mortgage lending operation and could have a resulting unknown effect on potential delinquencies. In addition, the relatively uniform requirements may make it difficult for regional and community banks to compete against the larger national banks for single family residential loan originations.

We may be required to pay significantly higher Federal Deposit Insurance Corporation (FDIC) premiums in the future.

Insured institution failures during the past several years have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. In addition the Dodd‑Frank Act permanently implemented FDIC insurance coverage for all deposit accounts up to $250,000 and revised the insurance premium assessment base from all domestic deposits to the average of total assets less tangible equity. The minimum reserve ratio of the deposit insurance fund has been increased from 1.15% to 1.35%, with the increase to be covered by assessments on insured institutions with assets over $10 billion until the new reserve ratio is reached.

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

We are and will continue to be dependent upon the services of our management team. The loss of any of our senior managers could have an adverse effect on our growth and performance because of their skills, knowledge of the markets in which we operate and years of industry experience and the difficulty of promptly finding qualified replacement personnel. The loss of key personnel in a particular market could have an adverse effect on our performance in that market because it may be difficult to find qualified replacement personnel who are already located in or would be willing to relocate to a non‑metropolitan market. Additionally, recent regulations issued by banking regulators regarding executive compensation may impact our ability to compensate executives and, as a result, to attract and retain qualified personnel.

The geographic concentration of our markets makes our business highly susceptible to local economic conditions.

Unlike larger banking organizations that are more geographically diversified, our operations are currently concentrated in 31 counties in Indiana, three counties in Illinois, four counties in Ohio, and five counties in Kentucky. As a result of this geographic concentration in four fairly contiguous markets, our financial results depend largely upon economic conditions in these market areas. A deterioration in economic conditions in one or all of these markets could result in one or more of the following:

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

We face substantial competition for deposit, credit and trust relationships, as well as other sources of funding in the communities we serve. Competing providers include other banks, thrifts and trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, money market funds and other financial and nonfinancial companies which may offer products functionally equivalent to those offered by the Bank. Competing providers may have greater financial resources than we do and offer services within and outside the market areas we serve. In addition to this challenge of attracting and retaining customers for traditional banking services, our competitors now include securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies who seek to offer one‑stop financial services to their customers that may include services that banks have not been able or allowed to offer to their customers in the past. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. If we are unable to adjust both to increased competition for traditional banking services and changing customer needs and preferences, it could adversely affect our financial performance and your investment in our common stock.

The operations of our business, including our interaction with customers, are increasingly done via electronic means, and this has increased our risks related to cybersecurity and data security.

The Company relies heavily on internal and outsourced digital technologies, communications, and information systems to conduct its business. As the Company's reliance on technology systems increases, the potential risks of technology-related operation interruptions in the Company's customer relationship management, general ledger, deposit, loan, or other systems or the occurrence of cyber and data security incidents also increases. Cyber and data security incidents can result from deliberate attacks or unintentional events including, among other things, (i) gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing potentially debilitating operational disruptions; (ii) causing denial-of-service attacks on websites; or (iii) intelligence gathering and social engineering aimed at obtaining information. The occurrence of an operational interruption, cyber incident, data security breach or other deficiency in the security of the Company's technology systems (internal or outsourced) could negatively impact the Company's financial condition or results of operations.

The Company has policies and procedures expressly designed to prevent or limit the effect of a failure, interruption, or security breach of its systems and maintains cyber security insurance. Significant interruptions to the Company's business from technology issues could result in expensive remediation efforts and distraction of management. The Company invests in security and controls to prevent and mitigate incidents. Although the Company has not experienced any material losses related to a technology-related operational interruption, cyber-attack, or data security breach, there can be no assurance that such failures, interruptions, or security breaches will not occur in the future or, if they do occur, that the impact will not be substantial.

The occurrence of any failures, interruptions, or security breaches of the Company's technology systems could damage the Company's reputation, result in a loss of customer business, result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary information, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company's business, financial condition, and results of operations, as well as its reputation or stock price. As cyber and data security threats continue to evolve, the Company expects it will be required to spend significant resources on an ongoing basis to continue to modify and enhance its protective measures and to investigate and remediate any information security vulnerabilities.

Negative perception of the Company through social media may adversely affect the Company’s reputation and business.

The Company’s reputation is critical to the success of its business. The Company believes that its brand image has been well received by customers, reflecting the fact that the brand image, like the Company’s business, is based in part on trust and confidence. The Company’s reputation and brand image could be negatively affected by rapid and widespread distribution of publicity through social media channels. The Company’s reputation could also be affected by the Company’s association with clients affected negatively through social media distribution, or other third parties, or by circumstances outside of the Company’s control. Negative publicity, whether true or untrue, could affect the Company’s ability to attract or retain customers, or cause the Company to incur additional liabilities or costs, or result in additional regulatory scrutiny.

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

The implementation of final rules under the many provisions of Dodd‑ Frank Act could adversely affect us.

Regulation of the financial services industry is undergoing major changes from the enactment and ongoing implementation of Dodd‑Frank. Certain provisions of Dodd‑Frank are effective and have been fully implemented, including the revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in FDIC coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of remaining barriers to interstate branching and required disclosure and shareholder advisory votes on executive compensation. Other recent actions to implement the final Dodd‑ Frank provisions include (i) final new capital rules; (ii) a final rule to implement the “Volcker Rule” restrictions on certain proprietary trading and investment activities; and (iii) the promulgation of final rules and increased enforcement action by the CFPB. The full implementation of certain final rules is delayed or phased in over several years; therefore, as yet we cannot definitively assess what may be the short or longer term specific or aggregate effect of the full implementation of Dodd‑Frank on us.

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

From 2007 through 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although economic conditions have improved, certain sectors, such as real estate, remain weak and unemployment remains high. Local governments and many businesses are still in serious difficulty due to lower consumer spending and the lack of liquidity in the credit markets. The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that the Company offers, is highly dependent upon the business environment in the markets where the Company operates and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters, or a combination of these or other factors.

During 2014 and 2015, the business environment continued to be adverse for many households and businesses in the United States and worldwide. While economic conditions in the United States and worldwide have begun to improve, there can be no assurance that this improvement will continue. Such conditions have affected, and could continue to adversely affect, the credit quality of the Company’s loans, results of operations and financial condition.

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

Financial institutions are inherently exposed to fraud risk and compliance risk. A fraud can be perpetrated by a customer of MainSource, an employee, a vendor, or members of the general public. We are most subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, ATM transactions and checking transactions. Our largest fraud risk, associated with the origination of loans, includes the intentional misstatement of information in property appraisals or other underwriting documentation provided to us by third parties. Compliance risk is the risk to earnings or capital from noncompliance with laws, rules, and regulations. We face risk of noncompliance and enforcement actions under the BSA and other anti-money laundering statutes and regulations. The BSA requires banks and other financial institutions to, among other things, develop and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. If our policies, procedures and internal controls are deemed deficient, we could face money penalties as well as serious reputational consequences. There can be no assurance that we can prevent or detect acts of fraud or violation of law or our compliance standards by our employees or the other parties with whom we conduct business. Repeated incidences of fraud or compliance failures would adversely impact our reputation, the performance of our loan portfolio, and our earnings.

Risks Related to the Company’s Stock

We may not be able to pay dividends in the future in accordance with past practice.

The Company has traditionally paid a quarterly dividend to common stockholders. The Company is a separate legal entity from the Bank and receives substantially all of its revenue and cash flow from dividends paid by the Bank to the Company. Indiana state law and agreements between the Bank and its federal and state regulators may limit the amount of dividends that the Bank may pay to the Company. In the event that the Bank is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt obligations or pay dividends on its common stock. Additionally, any payment of dividends in the future will depend, in large part, on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors. Starting in the second quarter of 2009 and continuing to the second quarter of 2012, the Company reduced the amount of cash dividends paid. This reduction was made to preserve capital levels at the Company. Beginning in the third quarter of 2012, the Company has steadily raised the dividend, including an increase to $0.11 per common share in the third quarter of 2014,  $0.13 per common share in the first quarter of 2015, $0.14 per common share in the third quarter of 2015, and announced a $0.15 per common share dividend in the first quarter of 2016.  There can be no assurance that the Company will continue to raise the amount of the dividend or that it will not decrease or eliminate the dividend in the future.

The price of the Company’s common stock may be volatile, which may result in losses for investors.

General market price declines or market volatility in the future could adversely affect the price of the Company’s common stock. In addition, the following factors may cause the market price for shares of the Company’s common stock to fluctuate:

•	announcements of developments related to the Company’s business;
•	fluctuations in the Company’s results of operations;

•	sales or purchases of substantial amounts of the Company’s securities in the marketplace;
•	general conditions in the Company’s banking niche or the worldwide economy;
•	a shortfall or excess in revenues or earnings compared to securities analysts’ expectations;
•	changes in analysts’ recommendations or projections; and
•	the Company’s announcement of new acquisitions or other projects.

The Company’s charter documents and federal regulations may inhibit a takeover, or prevent a transaction that may favor or otherwise limit the Company’s growth opportunities, which could cause the market price of the Company’s common stock to decline.

Certain provisions of the Company’s charter documents and federal regulations could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. In addition, the Company must obtain approval from regulatory authorities before acquiring control of any other company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES

As of December 31, 2015, the Company leased an office building located in Greensburg, Indiana, from one of its subsidiaries for use as its corporate headquarters. The Company’s subsidiaries own, or lease, all of the facilities from which they conduct business. All leases are comparable to other leases in the respective market areas and do not contain provisions materially detrimental to the Company or its subsidiaries. As of December 31, 2015 the Company had 85 banking locations. At December 31, 2015, the Company had approximately $62,973 invested in premises and equipment.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries may be parties (both plaintiff and defendant) to ordinary litigation incidental to the conduct of business. A putative stockholder class action lawsuit has been filed against Cheviot, the directors of Cheviot and MainSource in the Court of Common Pleas, Hamilton County, Ohio, Civil Division (the "Ohio Action"). In the Ohio Action, the plaintiff alleges that the directors of Cheviot breached their fiduciary duties of due care, independence, good faith and fair dealing to the stockholders of Cheviot, that the consideration to be received by the stockholders is inadequate and undervalues Cheviot, that the Merger Agreement includes improper deal-protection devices that purportedly lock up the Merger and may operate to prevent other bidders from making successful competing offers for Cheviot, and that the deal protection devices unreasonably inhibit the ability of the directors of Cheviot to act with respect to investigating and pursuing superior proposals and alternatives. The complaint further alleges that Cheviot and MainSource aided and abetted the alleged breaches of fiduciary duty by the directors of Cheviot. The plaintiff seeks an order that the matter may be maintained as a class action, preliminary and permanent injunctive relief, including enjoining or rescinding the Merger, and an award of unspecified damages, attorneys' fees and other relief.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock is traded on the NASDAQ Global Select Market under the symbol MSFG. The Common Stock was held by approximately 6,000 shareholders at March 11, 2016. The quarterly high and low closing prices for the Company’s common stock as reported by NASDAQ and quarterly cash dividends declared and paid are set forth in the tables below. All per share data is retroactively restated for all stock dividends and splits.

The range of known per share prices by calendar quarter, based on actual transactions, excluding commissions, is shown below.

	Market Prices
2015	Q1	Q2	Q3	Q4
High	$20.62	$22.40	$22.15	$23.79
Low	$18.71	$19.04	$20.21	$20.15

2014	Q1	Q2	Q3	Q4
High	$18.03	$17.89	$17.97	$20.92
Low	$15.78	$16.12	$16.33	$16.76

	Cash Dividends
2015	Q1	Q2	Q3	Q4
	$0.13	$0.13	$0.14	$0.14

2014	Q1	Q2	Q3	Q4
	$0.10	$0.10	$0.11	$0.11

It is expected that the Company will continue to consider the Company’s results of operations, capital levels and other external factors beyond management’s control in making the decision to maintain or further raise the dividend.

Issuer Purchases of Equity Securities

The Company purchased the following equity securities of the Company during the quarter ended December 31, 2015:

			Total Number of Shares	Maximum Number (or
			(or Units) Purchased as	Approximate Dollar Value)
	Total Number		Part of Publicly	of Shares (or Units) That
	of Shares (or	Average Price Paid Per	Announced Plans or	May Yet Be Purchased
Period	Units) Purchased	Share (or Unit)	Programs (1)	Under the Plans or Programs
October 1‑31, 2015	12,300	20.06	12,300	915,890
November 1‑30, 2015	—	—	—	915,890
December 1‑31, 2015	—	—	—	915,890
Total:	12,300	20.06	12,300	915,890

(1)

On December 19, 2014, the Company announced that its Board of Directors authorized a stock repurchase program effective January 1, 2015, pursuant to which up to 5.0% of the Corporation’s outstanding shares of common stock, or approximately 1,085,000 shares, could be repurchased. The stock repurchase plan expired on December 31, 2015.

Stock Performance Graph

The following performance graph compares the performance of our common shares to the performance of the NASDAQ Market Index (U.S.) and the NASDAQ Bank Stocks Index for the 60 months ended December 31, 2015. The graph assumes an investment of $100 in each of the Company’s common shares, the NASDAQ Market Index (U.S.) and the NASDAQ Bank Stocks Index on December 31, 2010.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
MainSource Financial Group	100.00	84.88	122.01	175.22	204.21	224.11
NASDAQ MARKET INDEX (U.S.)	100.00	98.19	113.81	157.41	178.51	188.75
NASDAQ Bank Stocks Index	100.00	87.60	101.42	140.88	144.88	154.47

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data

(Dollar amounts in thousands except per share data)

	2015	2014	2013	2012	2011
Results of Operations
Net interest income	$102,725	$94,488	$91,300	$94,082	$99,848
Provision for loan losses	1,625	1,500	4,534	9,850	17,800
Noninterest income	50,272	43,007	43,129	43,891	45,308
Noninterest expense	105,597	99,220	98,231	94,838	99,805
Income before income tax	45,775	36,775	31,664	33,285	27,551
Income tax	10,233	7,779	5,319	6,027	3,738
Net income	35,542	28,996	26,345	27,258	23,813
Preferred dividends and accretion	—	—	504	2,110	3,054
Net income available to common shareholders	35,542	28,996	25,693	26,505	20,759
Dividends paid on common stock	11,680	8,726	5,709	1,623	807
Per Common Share*
Earnings per share (basic)	$1.64	$1.40	$1.26	$1.31	$1.03
Earnings per share (diluted)	1.62	1.39	1.26	1.30	1.03
Dividends paid	0.54	0.42	0.28	0.08	0.04
Book value — end of period	17.67	16.63	14.96	15.21	13.87
Tangible book value — end of period	13.94	13.01	11.53	11.72	10.45
Market price — end of period	22.88	20.92	18.03	12.67	8.83
At Year End
Total assets	$3,385,408	$3,122,516	$2,847,209	$2,769,288	$2,754,180
Securities	925,279	867,760	891,106	902,341	876,090
Loans, excluding held for sale	2,155,392	1,957,765	1,671,926	1,553,383	1,534,379
Allowance for loan losses	22,020	23,250	27,609	32,227	39,889
Total deposits	2,650,775	2,468,321	2,200,628	2,185,054	2,159,900
Federal Home Loan Bank advances	269,488	214,413	247,858	141,052	151,427
Subordinated debentures	41,239	41,239	46,394	50,418	50,267
Shareholders’ equity	381,360	360,662	305,526	323,751	336,553
Financial Ratios
Return on average assets	1.10%	0.99%	0.95%	0.99%	0.85%
Return on average common shareholders’ equity	9.56	8.81	8.35	8.15	7.44
Allowance for loan losses to total loans (year end, excluding held for sale)	1.02	1.19	1.65	2.07	2.60
Allowance for loan losses to total non-performing loans (year end)	137.29	80.62	104.02	63.04	61.18
Shareholders’ equity to total assets (year end)	11.26	11.55	10.73	11.69	12.22
Average equity to average total assets	11.46	11.27	11.32	12.12	11.46
Dividend payout ratio	32.86	30.09	22.22	6.12	3.89

*   Adjusted for stock split and dividends

Tangible book value per share is a non-GAAP financial measure calculated using GAAP amounts.  Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding.  Tangible common equity is calculated by excluding the balance of preferred stock, goodwill, and other intangible assets from the calculation of stockholders' equity.  The Company believes that this non-GAAP financial measure provides more information to investors that is useful in understanding its financial condition.  Because not all companies use the same calculation of tangible common  equity, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of this non-GAAP financial measures is provided below.

	2015	2014	2013	2012	2011
Shareholders' Equity	381,360	360,662	305,526	323,751	336,553
Less: Preferred Stock	—	—	—	14,918	56,387
Intangible Assets	80,615	78,546	70,025	70,940	69,082
Tangible Common Equity	300,745	282,116	235,501	237,893	211,084

Ending Shares Outstanding	21,579,575	21,687,525	20,417,224	20,304,525	20,206,214

Tangible Book Value Per Common Share	$13.94	13.01	11.53	11.72	10.45

The allowance for loan losses to total loans ratio at December 31, 2015 includes The Merchant’s Bank and Trust Company and Old National Bank loans brought over at fair value with no associated allowance.    The allowance for loan losses to total loans ratio at December 31, 2014 includes The Merchant’s Bank and Trust Company loans brought over at fair value with no associated allowance. See Note 26 to the Consolidated Financial Statements for additional information concerning acquisitions by the Company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

(Dollar amounts in thousands except per share data)

Overview

MainSource Financial Group, Inc. is a financial holding company whose principal activity is the ownership and management of its wholly owned subsidiary bank: MainSource Bank headquartered in Greensburg, Indiana.  The Bank operates under an Indiana state charter and is subject to regulation by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation. Non banking subsidiaries include MainSource Insurance, LLC, Insurance Services Marketing, LLC, MainSource Title, LLC, MainSource Risk Management, Inc., and New American Real Estate, LLC. The first three subsidiaries are subject to regulation by the Indiana Department of Insurance.

Business Strategy

The Company operates under the broad tenets of a long‑term strategic plan (“Plan”) designed to improve the Company’s financial performance, expand its competitive position and enhance long‑term shareholder value. The Plan is premised on the belief of the Company’s Board of Directors that it can best promote long‑term shareholder interests by pursuing strategies which will continue to preserve its community‑focused philosophy. The dynamics of the Plan assure continually evolving goals, with the enhancement of shareholder value being the constant, overriding objective. The extent of the Company’s success will depend upon how well it anticipates and responds to competitive changes within its markets, the interest rate environment and other external forces.

Results of Operations

Net income attributable to common shareholders was $35,542 in 2015, $28,996 in 2014, and $25,693 in 2013. Earnings per common share on a fully diluted basis were $1.62 in 2015,  $1.39 in 2014, and $1.26 in 2013. The primary drivers that led to the increase in net income in 2015 versus 2014 were an increase in net interest income of $8,237,  increases in mortgage banking of $1,601, interchange income of $1,649, service charge income of $1,341, swap fee income of $674, and securities gains of $362 as well as reductions in acquisition related expenses of $2,388 and consultant expenses of $294. An increase in earning assets (primarily loans) and a continued slight reduction in interest costs resulted in higher net interest income. Continued emphasis on new deposit generation as well as a full year effect of the MBT Bancorp acquisition and partial year effect of the Old National Branch branch acquisitions led to increased service charge and interchange income. The low interest rate environment spurred new home sales as well as refinancing activity.  Favorable pricing in 2015 allowed the Company to realize higher securities gain.  The Company started offering derivative products to some of its commercial customers in 2015 that generated fee income.  The costs incurred in acquiring the five Old National branches in 2015 were siginificantly less than the costs incurred for the MBT Bancorp acquisition in 2014. Offsetting these increases were increases in salaries and employee benefits of $3,609, net occupancy expenses of $698, equipment expenses of $1,023, FHLB advance prepayment penalty of $2,364, and interchange expenses of $332.  The full year effect of the MBT Bancorp acquisition and the partial year effect of the Old National branch acquisition led to increases in salaries and employee benefits, net occupancy, and equipment expenses.  The increase in interchange expense is a direct result of higher interchange income in 2015.

The primary drivers that led to the increase in net income in 2014 versus 2013 were an increase in net interest income of $3,188, a smaller provision for loan losses of $3,034, an increase in service charge income of $271, an increase in interchange income of $534, reduced losses on OREO sales of $386, a reduction in marketing expenses of $473, a reduction in collection expenses of $1,970 and a prepayment penalty of $2,239 on a FHLB advance that was incurred in 2013. An increase in earning assets (primarily loans) and a continued reduction in interest costs resulted in higher net interest income. Improvements in collection efforts led to a reduction in problem credits which resulted in lower loan loss provision expense needed, a reduction in collection expenses, and lower losses on the sale of OREO properties. Continued emphasis on new deposit generation led to increased service charge and interchange income. The reduction in marketing costs was due to fewer initiatives undertaken in 2014. Offsetting these increases were lower securities gains in 2014 of $811, higher salary and employee benefit costs of $1,967, higher occupancy costs of $489, higher equipment expenses of $406, higher interchange expenses of $369, and conversion costs incurred in 2014 as a result of the acquisition of MBT Bancorp of $3,119. The higher salary and employee benefit costs, occupancy expenses, and equipment expenses were related to the Company’s entry into new markets in 2014. The increase in interchange expenses is a direct result of higher interchange income in 2014.

Net Interest Income

Net interest income and net interest margin are influenced by the volume and yield or cost of earning assets and interest‑bearing liabilities. Tax equivalent net interest income of $109,939 in 2015 increased from $101,224 in 2014. Net interest margin, on a fully‑taxable equivalent basis, was 3.74% for 2015 compared to 3.82% for the same period a year ago. The Company was unable to match reductions in its yield on earning assets with a corresponding reduction in its cost of funds, as the cost of funds has essentially floored. The Company experienced loan growth in 2015 which partially offset the reduction in its yield. The Company was also able to slightly lower the interest paid on deposit accounts.

The following table summarizes net interest income (on a tax‑equivalent basis) for each of the past three years.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)*

	2015			2014			2013
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Short-term investments	$28,223	$73	0.26%	$19,389	$51	0.26%	$12,413	$35	0.28%
Federal funds sold and money market accounts	19,343	61	0.32	14,582	46	0.32	11,298	29	0.26
Securities
Taxable	554,269	12,004	2.17	558,848	12,366	2.21	576,959	11,873	2.06
Non‑taxable*	323,205	18,366	5.68	308,953	18,249	5.91	314,120	18,841	6.00
Total securities	877,474	30,370	3.46	867,801	30,615	3.53	891,079	30,714	3.45
Loans**
Commercial*	1,247,639	55,544	4.45	1,035,645	47,820	4.62	909,099	46,242	5.09
Residential real estate	437,751	18,204	4.16	415,390	17,852	4.30	411,054	18,188	4.42
Consumer	329,661	14,072	4.27	299,940	13,447	4.48	277,544	13,081	4.71
Total loans	2,015,051	87,820	4.36	1,750,975	79,119	4.52	1,597,697	77,511	4.85
Total earning assets	2,940,091	118,324	4.03	2,652,747	109,831	4.14	2,512,487	108,289	4.31
Cash and due from banks	49,146			43,143			42,522
Unrealized gains (losses) on securities	22,121			16,271			21,489
Allowance for loan losses	(23,096)			(25,816)			(29,563)
Premises and equipment, net	61,497			56,103			55,988
Intangible assets	78,639			70,914			70,296
Accrued interest receivable and other assets	116,581			109,267			113,431
Total assets	$3,244,979			$2,922,629			$2,786,650
Liabilities
Interest-bearing deposits DDA, savings, and money market accounts	$1,666,268	$1,985	0.12	$1,489,938	$1,647	0.11	$1,375,556	$1,448	0.11
Certificates of deposit	334,810	1,693	0.51	341,343	2,031	0.60	415,176	3,479	0.84
Total interest-bearing deposits	2,001,078	3,678	0.18	1,831,281	3,678	0.20	1,790,732	4,927	0.28
Short-term borrowings	30,512	56	0.18	30,320	71	0.23	33,238	70	0.21
Subordinated debentures	41,239	1,264	3.07	41,042	1,286	3.13	49,000	1,675	3.42
Notes payable and FHLB borrowings	190,356	3,387	1.78	200,598	3,572	1.78	155,834	3,307	2.12
Total interest-bearing liabilities	2,263,185	8,385	0.37	2,103,241	8,607	0.41	2,028,804	9,979	0.49
Demand deposits	576,341			463,197			414,084
Other liabilities	33,535			26,951			28,263
Total liabilities	2,873,061			2,593,389			2,471,151
Shareholders’ equity	371,918			329,240			315,499
Total liabilities and shareholders’ equity	$3,244,979	8,385	0.29	$2,922,629	8,607	0.32	$2,786,650	9,979	0.40***
Net interest income		$109,939	3.74****		$101,224	3.82****		$98,310	3.91****
Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$7,214			$6,736			$7,010

Security yields are calculated based on amortized cost.

*Adjusted to reflect income related to securities and loans exempt from Federal income taxes.

**          Non-accruing loans have been included in the average balances.

***        Total interest expense divided by total earning assets.

****      Net interest income divided by total earning assets.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates.

Volume/Rate Analysis of Changes in Net Interest Income

(Tax Equivalent Basis)

	2015 OVER 2014			2014 OVER 2013
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Loans	$11,590	$(2,889)	$8,701	$7,139	$(5,531)	$1,608
Securities	339	(584)	(245)	(812)	713	(99)
Federal funds sold and money market funds	15	—	15	10	7	17
Short-term investments	23	(1)	22	18	(2)	16
Total interest income	11,967	(3,474)	8,493	6,355	(4,813)	1,542
Interest expense
Interest-bearing DDA, savings, and money market accounts	$204	$134	$338	$124	$75	$199
Certificates of deposit	(38)	(300)	(338)	(550)	(898)	(1,448)
Borrowings	(156)	(44)	(200)	690	(424)	266
Subordinated debentures	6	(28)	(22)	(257)	(132)	(389)
Total interest expense	16	(238)	(222)	7	(1,379)	(1,372)
Change in net interest income	11,951	(3,236)	8,715	6,348	(3,434)	2,914
Change in tax equivalent adjustment			478			(274)
Change in net interest income before tax equivalent adjustment			$8,237			$3,188

Variances not attributed to rate or volume are allocated between rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

The Company expensed $1,625, $1,500, and $4,534 in provision for loan losses in 2015, 2014, and 2013 respectively. This level of provision allowed the Company to maintain an adequate allowance for loan losses. This topic is discussed in detail under the heading “Loans, Credit Risk and the Allowance and Provision for Loan Losses”.

Non‑interest Income and Expense

				Percent Change
	2015	2014	2013	15/14	14/13
Non‑interest income
Mortgage banking	$8,355	$6,754	$6,799	23.7%	(0.7)%
Trust and investment product fees	4,947	4,712	4,756	5.0%	(0.9)%
Service charges on deposit accounts	22,039	20,698	20,427	6.5%	1.3%
Net realized gains on securities sales	386	24	835	1,508.3%	(97.1)%
Increase in cash surrender value of life insurance	1,236	1,298	1,378	(4.8)%	(5.8)%
Interchange income	9,239	7,590	7,056	21.7%	7.6%
Gain/(loss) on sale of OREO	68	(153)	(539)	44.4%	71.6%
Other	4,002	2,084	2,417	92.0%	(13.8)%
Total non‑interest income	$50,272	$43,007	$43,129	16.9%	(0.3)%
Non‑interest expense
Salaries and employee benefits	$57,741	$54,132	$52,165	6.7%	3.8%
Net occupancy	8,326	7,628	7,139	9.2%	6.8%
Equipment	11,360	10,337	9,931	9.9%	4.1%
Intangibles amortization	1,640	1,690	1,868	(3.0)%	(9.5)%
Telecommunications	1,775	1,747	1,796	1.6%	(2.7)%
Stationery, printing, and supplies	1,162	1,174	1,190	(1.0)%	(1.3)%
FDIC assessment	1,655	1,620	1,711	2.2%	(5.3)%
Marketing	3,193	3,187	3,660	0.2%	(12.9)%
Collection expenses	1,173	1,330	3,300	(11.8)%	(59.7)%
Consultant expense	1,106	1,400	1,582	(21.0)%	(11.5)%
Prepayment penalty on FHLB advance	2,364	—	2,239	NA	(100)%
Interchange expense	2,619	2,287	1,918	14.5%	19.2%
Bank acquisition expense	731	3,119	—	(76.6)%	NA
Other	10,752	9,569	9,732	12.4%	(1.7)%
Total non‑interest expense	$105,597	$99,220	$98,231	6.4%	1.0%

Non‑interest Income

Non‑interest income was $50,272 for 2015 compared to $43,007 for the same period in 2014, an increase of $7,265 or 16.9%. Increases in service charges, interchange income, mortgage banking, and securities gains were the reasons for the increase.  The full year effect of the MBT Bancorp acquisition and the partial year effect of the Old National branch acquisitions generated additional service charges and interchange income as well as other ancillary fee increases.  The continued low interest rate environment led to increased mortgage banking activity.  Favorable pricing led the Company to realize higher securities gains in 2015.

Non‑interest income was $43,007 for 2014 compared to $43,129 for the same period in 2013, a decrease of $122 or 0.3%. Increases in service charges, interchange income, and lower OREO sales losses were offset by lower securities gains. Increases in new account openings generated additional service charges and interchange income. Improvement in problem credits resulted in fewer OREO properties and resulting sales.

Non‑interest Expense

Total non‑interest expense was $105,597 in 2015 compared to $99,220 in 2014, an increase of $6,377 or 6.4%. The increase was primarily attributable to increases in salaries and employee benefits, occupancy and equipment costs, an FHLB advance prepayment penalty, and interchange expenses.   The Company’s entry into new markets, resulting from the MBT Bancorp acquisition and Old National Bank branch acquisitions, resulted in increases of the above mentioned expenses with the exception of interchange expenses which increased as a result of higher interchange income. The prepayment penalty should result in lower interest expense in future periods.  Offsetting these increases was a decrease in acquisition related expenses.  The expenses related to the acquisition of the Old National branches in 2015 were significantly lower than the expenses related to MBT Bancorp in 2014.

Total non‑interest expense was $99,220 in 2014 compared to $98,231 in 2013, an increase of $989 or 1.0%. The increase was primarily attributable to increases in salaries and employee benefits, occupancy and equipment costs, interchange expenses and conversion expenses related to the MBT Bancorp acquisition in the fourth quarter of 2014. The Company’s entry into new markets, including the MBT Bancorp markets, resulted in increases of the above mentioned expenses with the exception of interchange expenses which increased as a result of higher interchange income. Offsetting these increases were a reduction in marketing and collection expenses as well as a prepayment penalty on a FHLB advance in 2013. Fewer large marketing initiatives in 2014 led to lower spending. Improvement in problem credits resulted in lower collection expenses.

Income Taxes

The effective tax rate was 22.4% in 2015,  21.2% in 2014, and 16.8% in 2013. The increase in the Company’s effective rate from 2014 to 2015 was due primarily to an increase in taxable income with the tax exempt income and tax credits remaining the same from year to year. The increase in the Company’s effective rate from 2013 to 2014 was due primarily from an increase in taxable income with the tax exempt income and tax credits remaining the same from year to year.

Balance Sheet

At December 31, 2015, total assets were $3,385,408 compared to $3,122,516 at December 31, 2014, an increase of $262,892. Increases in loans of $197,627 and investment securities of $57,519 made up the majority of the increase.

Loans, Credit Risk and the Allowance and Provision for Loan Losses

Loans remain the Company’s largest concentration of assets and continue to represent the greatest potential risk. The loan underwriting standards observed by the Bank are viewed by management as a means of controlling problem loans and the resulting charge‑offs. The Company also believes credit risks may be elevated if undue concentrations of loans in specific industry segments and to out‑of‑area borrowers are incurred. Accordingly, the Company’s Board of Directors regularly monitors such concentrations to determine compliance with its loan concentration policy. The Company believes it has no undue concentrations of loans.

Total loans (excluding those held for sale) increased by $197,627 in 2015 with $37,129 of the increase coming from the acquisition of five Old National Bank branches in the third quarter of 2015. All categories of loans experienced loan growth in 2015. The Company has also invested in additional lending personnel and opened branches in new markets which has contributed to the growth. Commercial real estate loans continue to represent the largest portion of the total loan portfolio and were 43% of total loans at December 31, 2015 compared to 45% of total loans at the end of 2014.

The following table details the Company’s loan portfolio by type of loan.

Loan Portfolio

	2015	2014	2013	2012	2011
Types of loans
Commercial and industrial	$380,960	$275,646	$180,378	$134,156	$114,367
Agricultural production financing	64,704	46,784	30,323	22,355	20,741
Farm real estate	97,916	76,849	76,082	66,119	46,308
Commercial real estate mortgage	750,574	741,379	655,196	638,726	687,110
Construction and development	77,394	61,640	35,731	25,208	30,746
Residential real estate mortgage	727,073	709,495	648,010	618,524	577,912
Consumer	56,771	45,972	46,206	48,295	57,195
Total loans	$2,155,392	$1,957,765	$1,671,926	$1,553,383	$1,534,379

The following table indicates the amounts of loans (excluding residential and commercial mortgages and consumer loans) outstanding as of December 31, 2015 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Maturities and Sensitivity to Changes in Interest Rates of Commercial and Construction Loans

		Within		Over
	Due:	1 Year	1-5 Years	5 years	Total
Loan Type
Commercial and industrial		$98,215	$150,080	$132,665	$380,960
Agricultural production financing		46,820	13,338	4,546	64,704
Construction and development		15,252	23,889	38,253	77,394
Totals		$160,287	$187,307	$175,464	$523,058
Percent		31%	36%	33%	100%
Rate Sensitivity
Fixed Rate		$17,143	$136,823	$84,902	$238,868
Variable Rate		210,226	58,778	15,186	284,190
Totals		$227,369	$195,601	$100,088	$523,058

Loans are placed on “non‑accrual” status when, in management’s judgment, the collateral value and/or the borrower’s financial condition does not justify accruing interest. As a general rule, commercial, commercial real estate, residential, and consumer loans are reclassified to non‑accrual status at or before becoming 90 days past due. Interest previously recorded is reversed and charged against current income. Subsequent interest payments collected on non‑accrual loans are thereafter applied as a reduction of the loan’s principal balance. Non‑performing loans were $16,039 as of December 31, 2015 compared to $28,839 as of December 31, 2014 and represented 0.74% of total loans at December 31, 2015 versus 1.47% one year ago. The decrease in 2015 is the result of two large credits going to TDR status in 2014 which were subsequently sold in 2015 as well as the Company’s continued emphasis on reducing the amount of non‑performing loans.

The following table details the Company’s non‑performing loans as of December 31 for the years indicated.

Non‑performing Loans

	2015	2014	2013	2012	2011
Non-accruing loans	$12,843	$13,596	$22,341	$35,451	$41,528
Troubled debt restructurings (accruing)	3,196	15,243	4,188	15,102	20,402
Accruing loans contractually past due 90 days or more	—	—	14	565	3,266
Total	$16,039	$28,839	$26,543	$51,118	$65,196
% of total loans	0.74%	1.47%	1.59%	3.29%	4.25%

A reconciliation of non‑performing assets (“NPA”) for 2015 and 2014 is as follows:

	2015	2014
Beginning Balance — NPA — January 1	$31,527	$30,663
Non-accrual
Add: New non-accruals	12,551	12,547
Less: To accrual/payoff/restructured	(8,974)	(13,208)
Less: To OREO	(1,475)	(2,585)
Less: Charge offs	(2,855)	(5,499)
Increase/(Decrease): Non-accrual loans	(753)	(8,745)
Other Real Estate Owned (OREO)
Add: New OREO properties	1,475	2,585
Less: OREO sold	(2,166)	(3,597)
Less: OREO losses (write-downs)	(38)	(420)
Increase/(Decrease): OREO	(729)	(1,432)
Increase/(Decrease): 90 Days Delinquent	—	(14)
Increase/(Decrease): TDR’s	(12,047)	11,055
Total NPA change	(13,529)	864
Ending Balance — NPA — December 31,	$17,998	$31,527

At December 31, 2015, the Company had only five non‑accrual loans over $250 and none over $1,000. All of the Company’s non‑accrual loans are real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses. In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate, other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection. The Company reviews each relationship before it grants the concession to insure the creditor can comply with the new terms. To date, most of the concessions have been extensions of maturity dates. The provision for loan losses was $1,625 in 2015, $1,500 in 2014, and $4,534 in 2013. The Company’s provision for loan losses remained flat in 2015 due to the stabilization of problem credits. New non‑accrual loans were flat compared to 2014. While the provision for loan losses remained relatively flat in 2015 from 2014, the Company experienced a large increase in the commericlal loan portfolio allowance due to the large increase in the Company’s loan portfolio in 2015.  Also, the Company showed a negative provision expense for the commercial real estate segment due to a reduction in the homogeneous pool reserve factors.  This decrease was caused by a reduction in the historical loss factor for these loans due to several factors.  One, the Company uses a three year historical charge off factor for its homogenous pools.  A large number of charge-offs occurred on these loans in 2012 and fell out of the calculation in 2015 and were replaced by a smaller number of charge-offs.  Two, the Company also received several large recoveries on these type loans in 2015 that became part of the homogenous pool charge-off percentage.  Net charge‑offs were $2,855 in 2015 compared to $5,859 in 2014 and $9,152 in 2013. As a percentage of average loans, net charge‑offs equaled 0.14%, 0.33%, and 0.57% in 2015, 2014, and 2013, respectively.

Potential problem loans are identified on the Company’s watch list and consist of loans that require close monitoring by management and are not necessarily considered classified credits by regulators. Credits may be considered as a potential problem loan for reasons that are temporary or correctable, such as for a deficiency in loan documentation or absence of current financial statements of the borrower. Potential problem loans may also include credits where adverse circumstances are identified that may affect the borrower’s ability to comply with the contractual terms of the loan. Other factors which might indicate the existence of a potential problem loan include the delinquency of a scheduled loan payment, deterioration in a borrower’s financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment in which the borrower operates. Substandard commercial loans that were not classified as non‑accrual were $7,157 at December 31, 2015 and $22,927 at December 31, 2014, a decrease of $15,770. These loans which are $250 or greater are reviewed at least quarterly by senior management. This review includes monitoring how the borrower is performing versus their workout plan, obtaining and reviewing the borrower’s financial information, and monitoring collateral values. Management believes these loans were well secured and had adequate allowance allocations at December 31, 2015.

Summary of the Allowance for Loan Losses

	2015	2014	2013	2012	2011
Balance at January 1	$23,250	$27,609	$32,227	$39,889	$42,605
Chargeoffs
Commercial	978	241	1,152	1,946	2,211
Commercial real estate mortgage	727	5,583	6,353	13,553	16,954
Residential real estate mortgage	2,094	2,295	2,349	3,547	3,093
Consumer	3,593	2,899	2,648	3,286	2,636
Total Chargeoffs	7,392	11,018	12,502	22,332	24,894
Recoveries
Commercial	502	1,131	341	543	1,172
Commercial real estate mortgage	1,942	2,262	1,087	2,432	1,371
Residential real estate mortgage	337	410	650	265	648
Consumer	1,756	1,356	1,272	1,580	1,187
Total Recoveries	4,537	5,159	3,350	4,820	4,378
Net Chargeoffs	2,855	5,859	9,152	17,512	20,516
Provision for loan losses	1,625	1,500	4,534	9,850	17,800
Balance at December 31	$22,020	$23,250	$27,609	$32,227	$39,889
Net Chargeoffs to average loans	0.14%	0.31%	0.57%	1.13%	1.27%
Provision for loan losses to average loans	0.08%	0.09%	0.28%	0.63%	1.10%
Allowance to total loans at year end	1.02%	1.19%	1.65%	2.07%	2.60%

Although the allowance for loan losses is available for any loan that, in management’s judgment, should be charged off, the following table details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.

Allocation of the Allowance for Loan Losses

	2015		2014		2013		2012		2011
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		to total		to total		to total		to total		to total
December 31	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
Real estate
Residential	$3,860	34%	$3,501	36%	$3,409	39%	$3,180	40%	$2,972	38%
Farm real estate	354	4	576	4	194	5	722	4	456	3
Commercial	9,363	35	13,536	38	17,679	39	20,465	41	24,187	45
Construction and development	984	3	1,493	3	2,337	2	2,970	2	5,833	2
Total real estate	14,561	76	19,106	81	23,619	85	27,337	87	33,448	88
Commercial
Agribusiness	118	3	192	3	64	2	166	2	151	1
Other commercial	6,393	18	2,785	14	3,227	10	3,728	8	5,411	7
Total Commercial	6,511	21	2,977	17	3,291	12	3,894	10	5,562	8
Consumer	948	3	1,167	2	699	3	996	3	879	4
Total	$22,020	100%	$23,250	100%	$27,609	100%	$32,227	100%	$39,889	100%

Management maintains a list of loans warranting either the assignment of a specific reserve amount or other special administrative attention. This watch list, together with a listing of all classified loans, non‑accrual loans and delinquent loans, is reviewed monthly by management. Additionally, the Company evaluates its consumer and residential real estate loan pools for probable losses incurred based on historical trends, adjusted by current delinquency and non‑performing loan levels.

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

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non‑accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The Company’s allowance for loan losses was $22,020, or 1.02% of total loans, at December 31, 2015 compared to $23,250, or 1.19% of total loans, at the end of 2014.  The Company’s decrease in the allowance percentage to total loans was due primarily to the acquisition of five Old National Bank branches in 2015 and the continued improvement in its credit metrics. These loans were brought over at fair value with no allowance for loan losses. See Note 26 to the Consolidated Financial Statements for additional information concerning acquisitions by the Company

Securities, at Fair Value

	December 31,
	2015	2014	2013
Available for Sale
U.S. Government-sponsored entities	$504	$661	$798
State and municipal	350,733	334,298	331,112
Mortgage-backed	562,829	525,609	550,738
Equity and other	11,213	7,192	8,458
Total securities	$925,279	$867,760	$891,106

Securities offer flexibility in the Company’s management of interest rate risk, and are the primary means by which the Company provides liquidity and responds to changing maturity characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high‑risk derivative products or junk bonds.

As of December 31, 2015, all of the Company’s securities were classified as available for sale (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders’ equity. A net unrealized gain of $19,422 was recorded to adjust the AFS portfolio to current market value at December 31, 2015 compared to a net unrealized gain of $20,778 at December 31, 2014.

Securities

(Carrying Values at December 31)

	Within			Beyond
	1 Year	2-5 Yrs	6-10 Yrs	10 Years	Total 2015
Available for sale
US government agency	$—	$—	$504	$—	$504
State and municipal	16,022	49,336	132,918	152,457	350,733
Mortgage-backed securities	—	2,160	22,573	538,096	562,829
Other securities	500	2,024	4,000	—	6,524
Total available for sale	$16,522	$53,520	$159,995	$690,553	$920,590
Weighted average yield*	4.70%	5.17%	5.21%	2.90%	3.46%

*Adjusted to reflect income related to securities exempt from federal income taxes.

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

As of December 31, 2015, there were no corporate bonds and other securities which represented more than 10% of shareholders’ equity.

For 2015 the tax equivalent yield of the investment securities portfolio was 3.46%, compared to 3.53% and 3.45% for 2014 and 2013, respectively. The average life of the Company’s investment securities portfolio was 4.65 years at December 31, 2015.  During 2015 the portfolio balances increased moderately as excess funds from the Old National Bank branch acquisitions in the third quarter were invested in the securities portfolio.  Reinvestments were targeted at maintaining the portfolio’s current average life balancing the need for future cash flow with current earnings performance.

The Company and its investment advisor monitor the securities portfolio on at least a quarterly basis for other‑than‑temporary impairment (“OTTI”). The amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current‑period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current‑period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current‑period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. In 2014, the Company had a recovery of a $500 impairment loss on one of its equity securities.

In December, 2013, banking regulators published the final rules under Section 619 of the Dodd‑Frank Act (commonly referred to as the “Volcker Rule”). Under the Volcker Rule, collateralized debt obligations, including pooled trust preferred securities, are no longer a permissible investment and would have to be divested prior to July 15, 2015. On January 14, 2014, banking regulators released their interim final rule regarding the Volcker Rule and its impact on collateralized debt obligations. Under the interim final rule, regulators clarified the final rule and said that collateralized debt obligations primarily backed by trust preferred securities issued by depository institutions could continue to be held by banks. The Company was informed from an outside third party that it may be holding one security that would need to be divested by the conformance date. The conformance date for the Volcker Rule has been extended to July 21, 2016, and federal banking regulators have indicated an intention to further extend the implementation date to July 21, 2017.

Sources of Funds

The Company relies primarily on customer deposits and securities sold under agreement to repurchase (“repurchase agreements”) along with shareholders’ equity to fund earning assets. Federal Home Loan Bank (“FHLB”) advances are used to provide additional funding. The Company also attempts to obtain deposits through branch and whole bank acquisitions.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits were 87.7% and 86.5% of total average earning assets for 2015 and 2014, respectively. Total interest‑bearing deposits averaged 77.6% and 79.8% of average total deposits during 2015 and 2014. Management strives to increase the percentage of transaction‑related deposits to total deposits due to the positive effect on earnings.

Repurchase agreements are high denomination investments utilized by public entities and commercial customers as an element of their cash management responsibilities. During 2015, repurchase agreements averaged $26,723, with an average cost of 0.15%.

The Company had FHLB advances of $269,488 outstanding at December 31, 2015. These advances have interest rates ranging from 0.58% to 4.80% (see Note 12 to the consolidated financial statements for the maturity schedule of these advances). The Company averaged $190,356 in FHLB advances during 2015 compared to $198,447 during 2014. One final source of funding is federal funds purchased. The Company had no federal funds purchased as of December 31, 2015 and $8,000 at December 31, 2014.

Average Deposits

	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
Demand	$576,341		$463,197		$414,084
Interest Bearing Demand	1,077,308	0.14%	959,186	0.12%	879,921	0.12%
Savings/Money Markets	588,960	0.09	530,752	0.09	495,635	0.09
Certificates of Deposit	334,810	0.51	341,343	0.60	415,176	0.84
Totals	$2,577,419	0.14%	$2,294,478	0.16%	$2,204,816	0.22%

As of December 31, 2015, certificates of deposit and other time deposits of $100 or more mature as follows:

	3 months or less	4-6 months	6-12 months	over 12 months	Total
Amount	$30,046	$27,357	$17,936	$52,967	$128,306
Percent	24%	21%	14%	41%

Capital Resources

The Federal Reserve Board and other regulatory agencies have adopted risk‑based capital guidelines that assign risk weightings to assets and off‑balance sheet items. The Company’s core capital (“Tier 1”) consists of common shareholders’ equity adjusted for unrealized gains or losses on available for sale (AFS) securities plus limited amounts of Trust Preferred Securities less goodwill and intangible assets. Total capital consists of core capital, certain debt instruments and a portion of the allowance for loan losses. At December 31, 2015, Tier 1 capital to average assets was 10.2%. Total capital to risk‑weighted assets was 15.5%. Both ratios exceed all required ratios established for bank holding companies. Risk‑adjusted capital levels of the Bank also exceed regulatory definitions of well‑capitalized institutions.  On January 1, 2015 the Basel III Capital Rules became effective and introduced a new capital measure known as “Common Equity Tier 1” (“CET1”), which generally consists of common equity Tier 1capital instruments and related surplus, retained earnings, and common equity Tier 1minority interests.  To be adequately capitalized in 2015, the CET1 to risk weighted assets ratio must be 4.5%.  At December 31, 2015, this ratio was 12.7%.

The Trust Preferred Securities (which are classified as subordinated debentures) currently qualify as Tier 1 capital or core capital with respect to the Company under the risk‑based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of these securities cannot constitute more than 25% of the total Tier 1 capital of the Company. Consequently, the amount of Trust Preferred Securities in excess of the 25% limitation constitutes Tier 2 capital, or supplementary capital, of the Company. As of December 31, 2015, all of the Company’s Trust Preferred Securities qualify as Tier 1 capital. The Company redeemed $5,155 of these securities in March, 2014.

Common shareholders’ equity is impacted by the Company’s decision to categorize its securities portfolio as available for sale (AFS). Securities in this category are carried at fair value, and common shareholders’ equity is adjusted to reflect unrealized gains and losses, net of taxes.

The Company declared and paid common dividends of $.54 per share in 2015 compared to $.42 in 2014 and $.28 in 2013. Book value per common share increased to $17.67 at December 31, 2015 compared to $16.63 at the end of 2014. The increase is primarily the result of the net income for the year. The net adjustment for AFS securities increased book value per share by $0.58 at December 31, 2015 and increased book value per share by $0.63 at December 31, 2014. Depending on market conditions, the adjustment for AFS securities can cause significant fluctuations in shareholders’ equity.

On January 16, 2009, the Company entered into an agreement with the United States Department of Treasury (the “Treasury Department”) as part of the Treasury Department’s Capital Purchase Program. Under this agreement, the Company issued to the Treasury Department 57,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“preferred stock”) and a warrant to purchase up to 571,906 shares (“warrant shares”) of the Company’s common stock. Like stock options, the warrant issued through the Capital Purchase Program is potentially dilutive. The average stock price for the Company for 2015 and 2014 was $20.91 and $17.27 per share respectively, and the warrant issued in 2009 has an exercise price of $14.95 per share. This resulted in 163,011 dilutive shares in 2015 and 76,828 dilutive shares in 2014.

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

Liquidity

Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors and creditors. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short‑term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, loans and securities maturing within one year and money market instruments. In addition, the Company holds approximately $908,757 of AFS securities maturing after one year, which can be sold to meet liquidity needs.

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, supports liquidity, extends the contractual maturity of liabilities, and limits reliance on volatile short‑term purchased funds. Short‑term funding needs may arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits, which provide a sizable source of relatively stable low‑cost funds. The Company defines core deposits as all deposits except certificates of deposits greater than $100. Average core deposits funded approximately 83.3% of total earning assets during 2015 and approximately 82.1% in 2014.

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment. Management also plans to meet the funding requirements of the Cheviot Financial Corp (See Note 26) with internally generated funds as well as external borrowings. The Company has not received any directives from regulatory authorities that would materially affect liquidity, capital resources or operations.

Contractual Obligations as of December 31, 2015

		Less than			More than
	Total	1 Year	1‑3 Years	3‑5 Years	5 Years
Time Deposits	$324,821	$196,797	$110,076	$15,904	$2,044
FHLB Advances	270,153	85,066	65,054	95,024	25,009
Subordinated Debentures	41,239	—	—	—	41,239
Other Borrowings	28,363	28,363	—	—	—
Capital Lease Payment	2,143	96	192	192	1,663
Operating Lease Commitments	11,004	1,775	3,018	2,335	3,876
Total	$677,723	$312,097	$178,340	$113,455	$73,831

Off‑balance Sheet Arrangements

The Bank incurs off‑balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Off‑balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. See Note 16 to the Consolidated Financial Statements for additional details on the Company’s off‑balance sheet arrangements.

Interest Rate Risk Management

Interest rate risk is the exposure of the Company’s financial condition to adverse changes in market interest rates. In an effort to estimate the impact of sustained interest rate movements to the Company’s earnings, the Company monitors interest rate risk through computer‑assisted simulation modeling of its net interest income. The Company’s simulation modeling monitors the potential impact to net interest income under various interest rate scenarios. The Company’s objective is to actively manage its asset/liability position within a one‑year interval and to limit the risk in any of the interest rate scenarios to a reasonable level of tax‑equivalent net interest income within that interval. The Company monitors compliance within established guidelines of the Funds Management Policy. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk section for further discussion regarding interest rate risk.

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

Securities Valuation and Other Than Temporary Impairment of Securities — Securities available‑for‑sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. In estimating the fair value for the majority of securities, fair values are based on observable market prices of the same or similar investments. The majority of securities are priced by an independent third party pricing service. Equity securities that do not have readily determinable fair values are carried at cost. When the fair value of securities is less than its amortized cost for an extended period, the Company will decide if the security is other than temporarily impaired. If the security is deemed to be other than temporarily impaired, an impairment charge will be recorded through earnings. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.

Allowance for Loan Losses — The level of the allowance for loan losses is based upon management’s evaluation of the loan and lease portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The level of allowance maintained is believed by management to be adequate to cover losses inherent in the portfolio. The allowance is increased by provisions charged to expense and decreased by charge‑offs, net of recoveries of amounts previously charged‑off.

Goodwill — Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. The Company has selected June 30 as its date for annual impairment testing, but will test more frequently if circumstances warrant. No goodwill impairment was identified during testing performed in 2015 or 2014.

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

New Accounting Matters

See Note 1 to the Consolidated Financial Statements regarding the adoption of new accounting standards in 2015.

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

The following tables provide an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. The table indicates that as of December 31, 2015 the Company’s estimated NPV might be expected to increase in the event of a decrease in prevailing interest rates, and might be expected to generally decrease in the event of an increase in prevailing interest rates (dollars in thousands). As of December 31, 2014 the Company’s estimated NPV would generally increase in the event of a decrease in prevailing rates and generally decrease in the event of an increase in prevailing interest rates.

December 31, 2015

	$ Amount	$ Change	NPV Ratio	Change
+2%	778,743	(67,189)	23.16%	(52)
+1%	814,888	(31,044)	23.51%	(17)
Base	845,932	—	23.68%	—
−1%	846,048	116	23.04%	(64)
−2%	846,939	1,007	22.45%	(123)

December 31, 2014

	$ Amount	$ Change	NPV Ratio	Change
+2%	753,390	(69,138)	24.14%	(61)
+1%	788,925	(33,603)	24.51%	(24)
Base	822,528	—	24.75%	—
−1%	829,547	7,019	24.27%	(48)
−2%	838,380	15,852	23.81%	(94)

The above discussion, and the portions of “Management’s Discussion and Analysis” in Item 7 of this Report that are referenced in the above discussion contain statements relating to future results of the Company that are considered “forward‑looking‑statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, simulation of the impact on net interest income from changes in interest rates. Actual results may differ materially from those expressed or implied therein as a result of certain risks and uncertainties, including those risks and uncertainties expressed above, those that are described in “Management’s Discussion and Analysis” in Item 7 of this Report, those that are described in Item 1 of this Report, “Business,” under the caption “Forward‑Looking‑Statements,” and those that are described in Item 1A of this Report, “Risk Factors”, all of which discussions are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MainSource Financial Group, Inc.

Greensburg, Indiana

We have audited the accompanying consolidated balance sheets of MainSource Financial Group, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited MainSource Financial Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MainSource Financial Group, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainSource Financial Group, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, MainSource Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP
Indianapolis, Indiana
March 11, 2016

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except share and per share data)

	December 31,	December 31,
	2015	2014
Assets
Cash and due from banks	$56,104	$60,662
Money market funds and federal funds sold	11,474	1,823
Cash and cash equivalents	67,578	62,485
Interest bearing time deposits	1,960	1,915
Securities available for sale	925,279	867,760
Loans held for sale	7,533	8,282
Loans, net of allowance for loan losses of $22,020 and $23,250	2,133,372	1,934,515
FHLB and other stock, at cost	11,300	13,854
Premises and equipment, net	62,973	60,527
Goodwill	75,953	73,450
Purchased intangible assets	4,662	5,096
Cash surrender value of life insurance	62,451	62,002
Interest receivable and other assets	32,347	32,630
Total assets	$3,385,408	$3,122,516
Liabilities
Deposits
Noninterest bearing	$641,439	$513,393
Interest bearing	2,009,336	1,954,928
Total deposits	2,650,775	2,468,321
Other borrowings	28,363	26,349
Federal Home Loan Bank (FHLB) advances	269,488	214,413
Subordinated debentures	41,239	41,239
Other liabilities	14,183	11,532
Total liabilities	3,004,048	2,761,854
Commitments and contingent liabilities (Notes 1 and 16)
Shareholders’ equity
Preferred stock, no par value
Authorized shares — 400,000
Issued shares — 0
Outstanding shares — 0
Aggregate liquidation preference $0	—	—
Common stock $.50 stated value:
Authorized shares — 100,000,000
Issued shares — 22,266,107 and 22,222,727
Outstanding shares — 21,579,575 and 21,687,525	11,201	11,159
Treasury stock — 686,532 and 535,202 shares, at cost	(11,812)	(8,701)
Additional paid-in capital	247,629	246,635
Retained earnings	121,718	97,856
Accumulated other comprehensive income	12,624	13,713
Total shareholders’ equity	381,360	360,662
Total liabilities and shareholders’ equity	$3,385,408	$3,122,516

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

(Dollar amounts in thousands except per share data)

	2015	2014	2013
Interest income
Loans, including fees	$87,002	$78,770	$77,095
Securities
Taxable	12,004	12,366	11,873
Tax exempt	11,970	11,862	12,247
Other interest income	134	97	64
Total interest income	111,110	103,095	101,279
Interest expense
Deposits	3,678	3,678	4,927
Federal Home Loan Bank advances	3,387	3,572	3,307
Subordinated debentures	1,264	1,286	1,675
Other borrowings	56	71	70
Total interest expense	8,385	8,607	9,979
Net interest income	102,725	94,488	91,300
Provision for loan losses	1,625	1,500	4,534
Net interest income after provision for loan losses	101,100	92,988	86,766
Non-interest income
Service charges on deposit accounts	22,039	20,698	20,427
Interchange income	9,239	7,590	7,056
Mortgage banking	8,355	6,754	6,799
Trust and investment product fees	4,947	4,712	4,756
Increase in cash surrender value of life insurance	1,236	1,298	1,378
Net realized gains/(losses) on securities (includes $386, $24, and $835 accumulated other comprehensive income (AOCI) reclassifications for realized net gains on available for sale securities)	386	24	835
Gain/(Loss) on sale and write-down of OREO	68	(153)	(539)
Other income	4,002	2,084	2,417
Total non-interest income	50,272	43,007	43,129
Non-interest expense
Salaries and employee benefits	57,741	54,132	52,165
Net occupancy	8,326	7,628	7,139
Equipment	11,360	10,337	9,931
Intangibles amortization	1,640	1,690	1,868
Telecommunications	1,775	1,747	1,796
Stationery printing and supplies	1,162	1,174	1,190
FDIC assessment	1,655	1,620	1,711
Marketing	3,193	3,187	3,660
Collection expense	1,173	1,330	3,300
Prepayment penalty on FHLB advance	2,364	—	2,239
Acquisition related expenses	731	3,119	—
Consultant expense	1,106	1,400	1,582
Interchange expense	2,619	2,287	1,918
Other expenses	10,752	9,569	9,732
Total non-interest expense	105,597	99,220	98,231
Income before income tax	45,775	36,775	31,664
Income tax expense (includes $135, $8, and $284 income tax expense from AOCI reclassification items)	10,233	7,779	5,319
Net income	$35,542	$28,996	$26,345
Preferred dividends and discount accretion	—	—	(504)
Redemption of preferred stock	—	—	(148)
Net income attributable to common shareholders	$35,542	$28,996	$25,693
Net income per common share:
Basic	$1.64	$1.40	$1.26
Diluted	$1.62	$1.39	$1.26

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

(Dollar amounts in thousands)

	2015	2014	2013
Net income	$35,542	$28,996	$26,345
Other comprehensive income:
Unrealized holding gains/(losses) on securities available for sale	(970)	19,056	(37,001)
Reclassification adjustment for (gains) included in net income	(386)	(24)	(835)
Tax effect	267	(6,453)	13,242
Other comprehensive income/(loss)	(1,089)	12,579	(24,594)
Comprehensive income	$34,453	$41,575	$1,751

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

(Dollar amounts in thousands except per share data)

							Accumulated
		Common Stock			Additional		Other
	Preferred	Shares		Treasury	Paid-in	Retained	Comprehensive
	Stock	Outstanding	Amount	Stock	Capital	Earnings	Income/(Loss)	Total
Balance, January 1, 2013	$14,918	20,304,525	$10,450	$(9,043)	$224,096	$57,602	$25,728	$323,751
Net income						26,345		26,345
Other comprehensive loss							(24,594)	(24,594)
Purchase of treasury stock		(14,796)		(204)				(204)
Stock option exercise		46,224	23	752	(386)			389
Stock option expense					161			161
Dividends — common stock ( $.28 per share)						(5,709)		(5,709)
Restricted stock award		47,971	21		569			590
Director retainer award		33,300	14		353			367
Dividends — preferred stock						(470)		(470)
Repurchase of preferred shares	(14,952)					(148)		(15,100)
Accretion of preferred stock discount	34					(34)		—
Balance, December 31, 2013	—	20,417,224	10,508	(8,495)	224,793	77,586	1,134	305,526
Net income						28,996		28,996
Other comprehensive income							12,579	12,579
Purchase of treasury stock		(19,078)		(319)				(319)
Stock option exercise		6,950	4	113	(51)			66
Stock option expense					160			160
Dividends — common stock ( $.42 per share)						(8,726)		(8,726)
Restricted stock award		34,337	23		464			487
Director retainer award		21,780	11		348			359
Issuance of common stock in acquisition	—	1,226,312	613		20,921	—		21,534
Balance, December 31, 2014	—	21,687,525	11,159	(8,701)	246,635	97,856	13,713	360,662
Net income						35,542		35,542
Other comprehensive loss							(1,089)	(1,089)
Stock option exercise		25,075	13	416	(135)			294
Stock option expense					180			180
Dividends — common stock ( $.54 per share)					—	(11,680)		(11,680)
Restricted stock award		27,955	21		642			663
Director retainer award		15,425	8		307			315
Purchase of treasury stock	—	(176,405)	—	(3,527)	—	—		(3,527)
Balance, December 31, 2015	$—	21,579,575	$11,201	$(11,812)	$247,629	$121,718	$12,624	$381,360

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

(Dollars in thousands)

	2015	2014	2013
Operating Activities
Net income	$35,542	$28,996	$26,345
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,625	1,500	4,534
Depreciation expense	6,410	5,886	5,783
Amortization of mortgage servicing rights	1,313	1,004	1,472
(Recovery)/additional impairment of valuation allowance on mortgage servicing rights	(200)	25	(750)
Securities amortization, net	3,386	1,973	3,031
Amortization of purchased intangible assets	1,640	1,690	1,868
Earnings on cash surrender value of life insurance policies	(1,236)	(1,298)	(1,378)
Gain on life insurance benefit	(307)	—	—
Securities gains, net	(386)	(24)	(835)
Gain on loans sold	(5,553)	(4,730)	(5,464)
Loans originated for sale	(236,928)	(165,827)	(218,288)
Proceeds from loan sales	243,230	168,832	234,778
Stock based compensation expense	843	647	751
Stock portion of director retainer fee expense	315	359	367
(Gain)/Loss on sale and write-down of OREO	(68)	153	539
Prepayment penalty on FHLB advance	2,364	—	2,239
Change in other assets and liabilities	1,402	4,172	5,091
Net cash provided by operating activities	53,392	43,358	60,083
Investing Activities
Net change in short term investments	(45)	(1,915)	—
Purchases of securities available for sale	(345,783)	(61,756)	(233,958)
Proceeds from calls, maturities, and payments on securities available for sale	136,799	106,268	125,010
Proceeds from sales of securities available for sale	147,109	27,131	80,151
Loan originations and payments, net	(176,184)	(110,124)	(128,650)
Purchases of premises and equipment	(7,794)	(5,593)	(7,631)
Proceeds from sale of OREO	2,272	3,864	6,023
Purchase of life insurance policies	—	—	(504)
Proceeds from redemption of restricted stock	2,785	3,251	10
Purchase of restricted stock	(231)	—	—
Proceeds from sale of portfolio loans	11,356	—	—
Proceeds from life insurance benefit	1,094	588	—
Cash received/(paid) from bank/branch acquisitions, net	57,083	(10,686)	18,157
Net cash used by investing activities	(171,539)	(48,972)	(141,392)
Financing Activities
Net change in deposits	83,428	83,796	(6,594)
Net change in other borrowings	2,014	(13,293)	4,075
Proceeds from FHLB advances	700,000	825,000	665,000
Repayment of FHLB advances	(647,289)	(874,745)	(560,433)
Cash dividends on preferred stock	—	—	(470)
Cash dividends on common stock	(11,680)	(8,726)	(5,709)
Purchase of treasury shares	(3,527)	(319)	(204)
Repurchase of preferred stock	—	—	(15,100)
Repayment of subordinated debentures, net	—	(5,000)	(4,000)
Proceeds from exercise of stock options, including tax benefit	294	66	414
Net cash provided by financing activities	123,240	6,779	76,979
Net change in cash and cash equivalents	5,093	1,165	(4,330)
Cash and cash equivalents, beginning of year	62,485	61,320	65,650
Cash and cash equivalents, end of year	$67,578	$62,485	$61,320
Supplemental cash flow information
Interest paid	$8,424	$8,807	$10,375
Income taxes paid	4,985	4,725	2,400
Supplemental non cash disclosure
Loan balances transferred to foreclosed real estate	1,475	2,585	4,005
Loan balances transferred to loans held for sale	11,356	—	—

See NOTE 26 regarding non‑cash transactions included in acquisitions.

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

The Company’s wholly owned subsidiaries include MainSource Bank (“the Bank”), MainSource Title, LLC, MainSource Insurance, LLC, Insurance Services Marketing, LLC, and MainSource Risk Management.  In the fourth quarter of 2014, the Company acquired 100% of the outstanding common shares of MBT Bancorp (“MBT”) and its subsidiary The Merchant’s Bank and Trust Company.  At the date of acquisition, MBT’s wholly-owned bank subsidiary, The Merchant’s Bank and Trust Company, was merged into MainSource Bank.  (See NOTE 26).

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

Interest-Bearing Time Deposits: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Securities:  Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income/(loss), net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level‑yield method, which considers prepayments only on mortgage‑backed securities. Gains and losses on sales are recorded on the trade date and are based on the amortized cost of the security sold. The Company evaluates securities for other‑than‑temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near‑term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of purchase premiums or discounts, unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level‑yield method without anticipating prepayments.

For all classes of financing receivables, interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. Past due status is based on the contractual terms of the loan. Loans are placed on non‑accrual or charged‑off at an earlier date if collection of principal or interest is considered doubtful.

For all classes of financing receivables, interest accrued but not received for loans placed on non‑accrual is reversed against interest income. Payments received on such loans subsequent to being placed on non‑accrual are applied to the principal balance of the loans. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non‑accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Troubled Debt Restructurings, (“TDRs”) normally follow the same guidelines as regular loans in placing on non‑accrual status.

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

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged‑off.

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

For allowance purposes, the following portfolio segments have been identified: Commercial, Commercial Real Estate (“CRE”), Residential and Consumer. The classes within the Commercial portfolio are commercial and industrial and agricultural. The classes within the Commercial Real Estate portfolio are farm, hotel, construction and development, and other. The classes within the Residential portfolio are 1‑4 family and home equity. Finally, the classes within the Consumer portfolio are direct and indirect.

The risk characteristics of each loan portfolio segment are as follows:

Commercial

The commercial portfolio contains commercial and industrial and agricultural loans. Commercial loans are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, agricultural financing, or other projects and are repaid from operations of the business. The majority of these borrowers are customers doing business within the Company’s geographic regions. Commercial loans are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate

Commercial real estate loans consist of loans for income‑producing real estate properties and real estate developers. The Company mitigates its risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement. These loans are made to finance properties such as apartment buildings, office and industrial buildings, hotels, farm real estate, and retail shopping centers; and are repaid through cash flows related to the operation, sale, or refinance of the property.

Residential

The residential portfolio contains residential mortgage and home equity loans. Residential mortgage loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15 to 30 year term, and in most cases, are extended to borrowers to finance their primary residence. Residential loans are secured by the residence being financed. For residential loans that are secured by 1‑4 family residences and are generally owner occupied, the Company generally establishes a maximum loan‑to‑value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity lending includes both home equity loans and lines‑of‑credit. This type of lending, which is secured by a first‑ or second‑ lien on the borrower’s residence, allows customers to borrow against the equity in their home. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Consumer

The consumer portfolio consists of direct and indirect installment loans. The largest percentage of the direct consumer loans are automobile loans and the automobile or other vehicle is normally used as collateral for the loan. The Company no longer writes any indirect loans. These loans are generally financed over a short (3‑7 year) time horizon. Similar to the residential loans above, repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

All loans are charged off when the Company has determined that future collectability of the entire loan balance is doubtful. For commercial and commercial real estate loans, collateral dependent loans are written down to the discounted fair value of the collateral.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case‑by‑case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures. A specific reserve is established as a component of the allowance when a loan has been determined to be impaired for all commercial and commercial real estate relationships greater than $250.

Federal Home Loan Bank (FHLB) Stock:  The Bank is a member of the Federal Home Loan Bank (“FHLB”) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Premises and Equipment:  Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight‑line method with useful lives ranging from 30 to 39 years for buildings and 5 to 15 years for related components. Leasehold improvements are depreciated over the shorter of its useful life or lease term.  Furniture, fixtures and equipment are depreciated using the straight‑line method with useful lives ranging from 3 to 10 years.

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

Servicing Assets:  Servicing rights are recognized separately when they are acquired through sales of loans. When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in mortgage banking in non‑interest income. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non‑interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

Servicing fee income, which is reported on the income statement as mortgage banking in non‑interest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $2,415,  $2,065 and $2,038 for the years ended December 31, 2015, 2014 and 2013. Late fees and ancillary fees related to loan servicing are not material.

Mortgage Banking Derivatives:  Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of interest rate locks are recorded at the time of commitment, adjusted for expected fall out before the loan is funded. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. The fair value of these forward commitments is estimated based on the change in mortgage interest rates from the date the commitment is entered into. Any changes are recorded in mortgage banking on the income statement. The amount of income/(expense) related to these derivatives was $(275),  $450,  and $(1,675) in 2015, 2014, and 2013 and is included in the “Gain from sale of mortgage loans and interest rate locks” in Note 14. See Note 14 for additional information on mortgage banking activities.

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

Goodwill and Other Intangible Assets:    Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually and more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected June 30 of each year as the date to perform its impairment review. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet.

Other intangible assets consist largely of core deposit and acquired customer relationship intangibles arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, generally ten years.

Loan Commitments and Related Financial Instruments:  Financial instruments include off‑balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Long‑term Assets:  Premises and equipment and other long‑term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Stock‑Based Compensation:  Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black‑Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight‑line basis over the requisite service period for the entire award.

Retirement Plans:  Employee 401(k) and profit sharing plan expense is the amount of matching contributions and discretionary contributions, respectively.

Earnings Per Common Share:    Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options as well as stock warrants issued as part of the Treasury Department’s Capital Purchase Program. Earnings and dividends per share are restated for all stock splits and dividends through the date of issuance of the financial statements.

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

Equity:  Stock dividends in excess of 20% are reported by transferring the par value of the stock issued from retained earnings to common stock. Stock dividends for 20% or less are reported by transferring the fair value, as of the ex‑dividend date, of the stock issued from retained earnings to common stock and additional paid‑in capital. Fractional share amounts are paid in cash with a reduction in retained earnings. Treasury stock is carried at cost and valued on an average cost basis.

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

Operating Segments:  While the Company monitors the revenue streams of its various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company‑ wide basis. Accordingly, all of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

Adoption of New Accounting Standards and Newly Issued Not Yet Effective Accounting Standards:

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

In January 2014, the FASB issued ASU No. 2014-04 “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.” ASU 2014-04 clarifies when an in substance repossession or foreclosure occurs and requires interim and annual disclosures of the amount of foreclosed residential real estate property and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 became effective for interim and annual periods beginning after December 15, 2014 and is included in the current period financial statements.  See NOTE  6 in the Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 says that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application is permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Company will be assessing the impact of ASU 2014-09 over the next year.

In June 2014, the FASB issued ASU No. 2014-11 “Transfers and Servicing (Topic 860) — Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures.” ASU 2014-11 aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. In addition the disclosure of certain transactions accounted for as sales is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. This ASU had no material impact on the financial statements.

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company will be assessing the impact of ASU 2016-01 over the next several years.

In February, 2016 the FASB issued ASU No. 2016-02 “Leases (Topic 842).”  ASU 2016-02 requires lessees and lessors to classify leases as either capital leases or operating leases.  ASU 2016-02 also requires lessees to recognize assets and liabilities for all leases with the exception of short term leases.  There are  new disclosure requirements for these leases which will provide users of financial statements with information to understand the amount, timing, and uncertainty of cash flows arising from leases.  ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The Company will be assessing the impact of ASU 2016-02 over the next several years.

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

In addition to the preferred shares, the Treasury Department received a warrant to purchase 571,906 shares of the Company’s common stock at an initial per-share exercise price of $14.95. The warrant provides for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Company common stock, upon certain issuances of the Company common stock at or below a specified price relative to the initial exercise price and in the event the Company’s quarterly dividend exceeds $0.145/share. The SEC and FASB indicated they would not object to permanent equity classification under the Capital Purchase Program. The warrant has a term of ten years and is currently exercisable. Like stock options, the warrant issued through the Capital Purchase Program is potentially dilutive. On June 6, 2013, the Treasury Department announced it had completed an auction to sell the warrant in a private transaction. The average stock price for the Company for 2015, 2014, and 2013 was $20.91,  $17.27, and $14.58 per share, respectively, and the warrant issued in 2009 has an exercise price of $14.95 per share. This resulted in additional dilutive shares in calculating earnings per share of 163,011 and 76,828 in 2015 and 2014, respectively.  There was no dilution in 2013.

NOTE 3 — RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The reserves required at December 31, 2015 and 2014 were $23,957 and $18,590. The Company had no compensating balance requirements at December 31, 2015 and 2014.

NOTE 4 — SECURITIES

The fair value of securities available for sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of December 31, 2015
Available for Sale
U. S. government agency	$499	$5	$—	$504
State and municipal	332,999	17,802	(68)	350,733
Mortgage-backed securities-residential (Government Sponsored Entity)	332,525	2,199	(644)	334,080
Collateralized mortgage obligations (Government Sponsored Entity)	228,621	1,966	(1,838)	228,749
Equity securities	4,689	—	—	4,689
Other securities	6,524	—	—	6,524
Total available for sale	$905,857	$21,972	$(2,550)	$925,279

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of December 31, 2014
Available for Sale
U. S. government agency	$652	$10	$(1)	$661
State and municipal	316,048	18,603	(353)	334,298
Mortgage-backed securities-residential (Government Sponsored Entity)	178,534	4,071	(433)	182,172
Collateralized mortgage obligations (Government Sponsored Entity)	344,556	2,743	(3,862)	343,437
Equity securities	4,689	—	—	4,689
Other securities	2,503	—	—	2,503
Total available for sale	$846,982	$25,427	$(4,649)	$867,760

Contractual maturities of securities available for sale at December 31, 2015 were as follows. Securities not due at a single maturity or with no maturity at year end are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$16,380	$16,522
One through five years	49,193	51,360
Six through ten years	129,994	137,422
After ten years	144,455	152,457
Mortgage-backed securities-residential (Government Sponsored Entity)	332,525	334,080
Collateralized mortgage obligations (Government Sponsored Entity)	228,621	228,749
Equity securities	4,689	4,689
Total available for sale securities	$905,857	$925,279

Gross proceeds from sales of securities available for sale during 2015, 2014 and 2013 were $147,109,  $27,131, and $80,151. Gross gains of $1,689,  $570 and $912 and gross losses of $1,303,  $546, and $77 were realized on those sales in 2015, 2014 and 2013, respectively. The tax provision related to these net realized gains was $135,  $8, and $284 respectively.

Securities with a carrying value of $282,897 and $352,868  were pledged at December 31, 2015 and 2014 to secure certain deposits and repurchase agreements, secure future funding needs, and for other purposes as permitted or required by law.

At year end 2015 and 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity.

Below is a summary of securities with unrealized losses as of year‑end 2015 and 2014 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
2015		Unrealized		Unrealized		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U. S. government agency	$—	$—	$—	$—	$—	$—
State and municipal	4,802	(33)	1,367	(35)	6,169	(68)
Mortgage-backed securities-residential (Government Sponsored Entity)	168,950	(644)	—	—	168,950	(644)
Collateralized mortgage obligations (Government Sponsored Entity)	53,324	(591)	52,061	(1,247)	105,385	(1,838)
Other securities	—	—	—	—	—	—
Total temporarily impaired	$227,076	$(1,268)	$53,428	$(1,282)	$280,504	$(2,550)

	Less than 12 months		12 months or longer		Total
2014		Unrealized		Unrealized		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U. S. government agency	$122	$(1)	$—	$—	$122	$(1)
State and municipal	$16,659	(147)	13,340	(206)	29,999	(353)
Mortgage-backed securities-residential (Government Sponsored Entity)	24,925	(51)	32,541	(382)	57,466	(433)
Collateralized mortgage obligations (Government Sponsored Entity)	21,775	(114)	150,094	(3,748)	171,869	(3,862)
Other securities	—	—	—	—	—	—
Total temporarily impaired	$63,481	$(313)	$195,975	$(4,336)	$259,456	$(4,649)

Other‑Than‑Temporary‑Impairment

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities are generally evaluated for OTTI under ASC 320.

In determining OTTI under ASC 320, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near‑term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other‑than‑temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of December 31, 2015, the Company’s security portfolio consisted of 970 securities, 60 of which were in an unrealized loss position. Unrealized losses on state and municipal securities of $68 have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to changes in interest rates. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

At December 31, 2015, all of the mortgage‑backed securities held by the Company were issued by U.S. government‑sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value of approximately $644 is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage‑backed securities and it is unlikely that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other‑than‑temporarily impaired at December 31, 2015.

The Company’s collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations which were issued by U.S. government-sponsored entities and agencies. The government has affirmed its commitment to support.  These securities with an unrealized loss had a market value of $105,385 and unrealized losses of approximately $1,838 at December 31, 2015. The Company monitors to ensure it has adequate credit support and as of December 31, 2015, the Company believes there is no OTTI and does not have the intent to sell these securities and it is unlikely that it will be required to sell the securities before their anticipated recovery. All securities are investment grade.

NOTE 5 — LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans were as follows:

	December 31,	December 31,
	2015	2014
Commercial
Commercial and industrial	$380,960	$275,646
Agricultural	64,704	46,784
Commercial Real Estate
Farm	97,916	76,849
Hotel	72,193	74,962
Construction and development	77,394	61,640
Other	678,381	666,417
Residential
1-4 family	438,808	435,336
Home equity	288,265	274,159
Consumer
Direct	56,312	45,360
Indirect	459	612
Total loans	2,155,392	1,957,765
Allowance for loan losses	(22,020)	(23,250)
Net loans	$2,133,372	$1,934,515

Financing receivables purchased during the years ended December 31, 2015 and 2014 by portfolio class are as follows (See NOTE 26).  These loans are included in the above table and all other tables below in the recorded investment amount.  No allowance for loan losses is provided for these loans at December 31, 2015 and 2014.

	as of December 31,	as of December 31,
	2015	2014
Commercial and industrial	$9,406	$26,152
Construction and development	3,666	2,037
Other real estate	81,831	98,436
1-4 family	46,967	36,490
Home equity	19,076	16,278
Direct	2,818	2,006
	$163,764	$181,399

The remaining discount on the above loans was $2,198 and $1,866 at December 31, 2015 and 2014 respectively.

The Company also purchased some credit impaired (PCI) loans in 2014 related to the MBT acquisition.  These loans had a net balance of under $1,000 so additional disclosures were not made due to their immateriality.  There were no loans classified as purchased credit impaired from 2015 purchases.

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ending December 31, 2015, 2014, and 2013:

		Commercial
2015	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, January 1	$2,977	$15,605	$3,501	$1,167	$23,250
Provision charged to expense	4,010	(6,118)	2,115	1,618	1,625
Losses charged off	(978)	(727)	(2,094)	(3,593)	(7,392)
Recoveries	502	1,942	337	1,756	4,537
Balance, December 31	$6,511	$10,702	$3,859	$948	$22,020

		Commercial
2014	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, January 1	$3,291	$20,210	$3,409	$699	$27,609
Provision charged to expense	(1,204)	(1,284)	1,977	2,011	1,500
Losses charged off	(241)	(5,583)	(2,295)	(2,899)	(11,018)
Recoveries	1,131	2,262	410	1,356	5,159
Balance, December 31	$2,977	$15,605	$3,501	$1,167	$23,250

		Commercial
2013	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, January 1	$3,894	$24,157	$3,180	$996	$32,227
Provision charged to expense	208	1,319	1,928	1,079	4,534
Losses charged off	(1,152)	(6,353)	(2,349)	(2,648)	(12,502)
Recoveries	341	1,087	650	1,272	3,350
Balance, December 31	$3,291	$20,210	$3,409	$699	$27,609

The following table presents the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment method as of December 31, 2015 and 2014:

		Commercial
December 31, 2015	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Ending Balance individually evaluated for impairment	$92	$1,166	$171	$—	$1,429
Ending Balance collectively evaluated for impairment	6,419	9,536	3,688	948	20,591
Total ending allowance balance	$6,511	$10,702	$3,859	$948	$22,020
Loans
Ending Balance individually evaluated for impairment	$812	$8,909	$9,155	$113	$18,989
Ending Balance collectively evaluated for impairment	444,852	916,975	717,918	56,658	2,136,403
Total ending loan balance excludes $5,878 of accrued interest	$445,664	$925,884	$727,073	$56,771	$2,155,392

		Commercial
December 31, 2014	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Ending Balance individually evaluated for impairment	$162	$705	$183	$—	$1,050
Ending Balance collectively evaluated for impairment	2,815	14,900	3,318	1,167	22,200
Total ending allowance balance	$2,977	$15,605	$3,501	$1,167	$23,250
Loans
Ending Balance individually evaluated for impairment	$705	$24,722	$10,662	$220	$36,309
Ending Balance collectively evaluated for impairment	321,725	855,146	698,833	45,752	1,921,456
Total ending loan balance excludes $5,605 of accrued interest	$322,430	$879,868	$709,495	$45,972	$1,957,765

The allowance for loans collectively evaluated for impairment consists of reserves on groups of similar loans based on historical loss experience adjusted for other factors, as well as reserves on certain loans that are classified but determined not to be impaired based on an analysis which incorporates probability of default with a loss given default scenario. The reserves on these loans totaled $1,583 at December 31, 2015 and $2,426 at December 31, 2014.

Nonperforming loans were as follows:

December 31	2015	2014
Loans past due 90 days or more still on accrual	$—	$—
Troubled debt restructurings (accruing)	3,196	15,243
Non-accrual loans	12,843	13,596
Total	$16,039	$28,839

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2015, 2014, and 2013. Performing troubled debt restructurings at December 31, 2015, 2014, and 2013, totaling $2,760, $7,499 and $6,593 were excluded as allowed by ASC 310‑40.

			Allowance
	Unpaid		for Loan	Interest	Cash Basis
	Principal	Recorded	Losses	Income	Interest
December 31, 2015	Balance	Investment	Allocated	Recognized	Recognized
With an allowance recorded
Commercial
Commercial and industrial	$150	$150	$92	$—	$—
Agricultural	—	—	—	—	—
Commercial Real Estate
Farm	—	—	—	—	—
Hotel	—	—	—	—	—
Construction and development	—	—	—	—	—
Other	2,480	2,363	1,166	—	—
Residential
1-4 Family	1,357	1,309	167	—	—
Home Equity	159	159	4	—	—
Consumer
Direct	—	—	—	—	—
Indirect	—	—	—	—	—
Subtotal — impaired with allowance recorded	4,146	3,981	1,429	—	—
With no related allowance recorded
Commercial
Commercial and industrial	$676	$655	$—	$34	$34
Agricultural	7	7	—	—	—
Commercial Real Estate
Farm	496	309	—	12	12
Hotel	—	—	—	—	—
Construction and development	189	186	—	47	47
Other	4,429	3,291	—	160	160
Residential
1-4 Family	6,718	5,391	—	49	49
Home Equity	2,589	2,296	—	17	17
Consumer
Direct	126	113	—	18	18
Indirect	—	—	—	5	5
Subtotal — impaired with no allowance recorded	15,230	12,248	—	342	342
Total impaired loans	$19,376	$16,229	$1,429	$342	$342

			Allowance
	Unpaid		for Loan	Interest	Cash Basis
	Principal	Recorded	Losses	Income	Interest
December 31, 2014	Balance	Investment	Allocated	Recognized	Recognized
With an allowance recorded
Commercial
Commercial and industrial	$82	$64	$12	$—	$—
Agricultural	397	150	150	—	—
Commercial Real Estate
Farm	76	76	21	—	—
Hotel	—	—	—	—	—
Construction and development	—	—	—	—	—
Other	979	889	684	—	—
Residential
1-4 Family	1,543	1,478	178	—	—
Home Equity	167	167	5	—	—
Consumer
Direct	—	—	—	—	—
Indirect	—	—	—	—	—
Subtotal — impaired with allowance recorded	3,244	2,824	1,050	—	—
With no related allowance recorded
Commercial
Commercial and industrial	$761	$491	$—	$10	$10
Agricultural	—	—	—	—	—
Commercial Real Estate
Farm	864	616	—	—	—
Hotel	11,423	11,377	—	—	—
Construction and development	84	78	—	—	—
Other	5,848	4,186	—	94	94
Residential
1-4 Family	7,325	6,400	—	28	28
Home Equity	2,847	2,618	—	15	15
Consumer
Direct	238	213	—	17	17
Indirect	7	7	—	—	—
Subtotal — impaired with no allowance recorded	29,397	25,986	—	164	164
Total impaired loans	$32,641	$28,810	$1,050	$164	$164

			Allowance
	Unpaid		for Loan	Interest	Cash Basis
	Principal	Recorded	Losses	Income	Interest
December 31, 2013	Balance	Investment	Allocated	Recognized	Recognized
With an allowance recorded
Commercial
Commercial and industrial	$194	$177	$13	$—	$—
Agricultural	—	—	—	—	—
Commercial Real Estate
Farm	625	436	61	—	—
Hotel	—	—	—	—	—
Construction and development	—	—	—	—	—
Other	7,309	6,382	1,106	—	—
Residential
1-4 Family	1,089	981	102	—	—
Home Equity	50	50	3	—	—
Consumer
Direct	126	126	2	—	—
Indirect	—	—	—	—	—
Subtotal — impaired with allowance recorded	9,393	8,152	1,287	—	—
With no related allowance recorded
Commercial
Commercial and industrial	$204	$123	$—	$12	$12
Agricultural	—	—	—	—	—
Commercial Real Estate
Farm	767	657	—	11	11
Hotel	—	—	—	1	1
Construction and development	942	795	—	45	45
Other	8,651	6,377	—	72	72
Residential
1-4 Family	8,931	8,007	—	15	15
Home Equity	1,860	1,759	—	13	13
Consumer
Direct	675	649	—	17	17
Indirect	11	10	—	—	—
Subtotal — impaired with no allowance recorded	22,041	18,377	—	186	186
Total impaired loans	$31,434	$26,529	$1,287	$186	$186

The following table presents the average recorded investment of impaired loans in 2015, 2014, and 2013.

	2015	2014	2013
Commercial
Commercial and industrial	$1,165	$308	$997
Agricultural	31	195	—
Commercial Real Estate
Farm	401	875	1,360
Hotel	2,851	7,255	1,194
Construction and development	53	270	1,514
Other	5,734	9,259	18,150
Residential
1-4 family	7,362	8,062	10,372
Home equity	2,268	2,535	2,420
Consumer
Direct	130	264	893
Indirect	1	6	14
Total loans	$19,996	$29,029	$36,914

The following table presents the recorded investment in non‑accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2015 and 2014.

			Past due over
			90 days and
	Non-accrual		still accruing
December 31,	2015	2014	2015	2014

Commercial
Commercial and industrial	$654	$479	$—	$—
Agricultural	7	150	—	—
Commercial Real Estate
Farm	308	692	—	—
Hotel	—	—	—	—
Construction and development	144	78	—	—
Other	4,791	3,744	—	—
Residential
1-4 Family	5,211	6,428	—	—
Home Equity	1,639	1,841	—	—
Consumer
Direct	89	177	—	—
Indirect	—	7	—	—
Total	$12,843	$13,596	$—	$—

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015 and 2014 by class of loans:

				Greater than
	Total	30-59 Days	60-89 Days	90 Days	Total	Loans Not
December 31, 2015	Loans	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial
Commercial and industrial	$380,960	$93	$—	$249	$342	$380,618
Agricultural	64,704	20	—	7	27	64,677
Commercial Real Estate
Farm	97,916	—	—	119	119	97,797
Hotel	72,193	—	13	—	13	72,180
Construction and development	77,394	—	67	144	211	77,183
Other	678,381	873	102	2,601	3,576	674,805
Residential
1-4 Family	438,808	3,726	1,904	2,771	8,401	430,407
Home Equity	288,265	410	446	1,133	1,989	286,276
Consumer
Direct	56,312	40	65	68	173	56,139
Indirect	459	2	—	—	2	457
Total — excludes $5,878 of accrued interest	$2,155,392	$5,164	$2,597	$7,092	$14,853	$2,140,539

				Greater than
	Total	30-59 Days	60-89 Days	90 Days	Total	Loans Not
December 31, 2014	Loans	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial
Commercial and industrial	$275,646	$441	$75	$210	$726	$274,920
Agricultural	46,784	—	—	—	—	46,784
Commercial Real Estate
Farm	76,849	—	—	327	327	76,522
Hotel	74,962	—	—	—	—	74,962
Construction and development	61,640	—	78	—	78	61,562
Other	666,417	933	755	1,919	3,607	662,810
Residential
1-4 Family	435,336	6,217	1,719	3,186	11,122	424,214
Home Equity	274,159	751	250	1,521	2,522	271,637
Consumer
Direct	45,360	91	17	162	270	45,090
Indirect	612	6	7	—	13	599
Total — excludes $5,605 of accrued interest	$1,957,765	$8,439	$2,901	$7,325	$18,665	$1,939,100

Troubled Debt Restructurings

During the years ending December 31, 2015 and 2014, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 60 months to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 480 months.

The total of troubled debt restructurings at December 31, 2015 and 2014 was $8,389 and $23,325 respectively. The Company has allocated $863 and $485 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2015 and 2014. The Company has committed to lend additional amounts totaling $0 to customers with outstanding loans that are classified as troubled debt restructuring at December 31, 2015 and 2014.

The following tables present loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2015, 2014 and 2013:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
2015	Number of Loans	Investment	Investment

Commercial
Commercial and industrial	3	$216	$216
Commercial Real Estate
Other	9	1,664	1,403
Residential
1-4 Family	3	215	215
Home Equity	2	44	44
Total	17	$2,139	$1,878

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
2014	Number of Loans	Investment	Investment
Commercial
Hotel	2	$15,362	$11,550
Other	2	1,015	1,015
Residential
1-4 Family	5	628	628
Home Equity	1	34	34
Consumer
Direct	1	26	26
Total	11	$17,065	$13,253

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
2013	Number of Loans	Investment	Investment
Commercial
Commercial and industrial	1	$28	$28
Commercial Real Estate
Other real estate	3	344	344
Residential
1-4 Family	7	359	359
Home Equity	1	20	20
Consumer
Direct	1	30	30
Total	13	$781	$781

The troubled debt restructurings described above increased the allowance for loan losses by $50, $130 and $30 and resulted in charge offs of $261,  $3,849 and $442 during the years ending December 31, 2015, 2014 and 2013 respectively.

The following tables present loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ending December 31, 2015, 2014 and 2013:

2015	Number of Loans	Recorded Investment
Commercial real estate
Other	3	$863
Residential
1-4 Family	2	232
Home equity	2	88
Total	7	$1,183

2014	Number of Loans	Recorded Investment
Commercial real estate
Other	1	$1,431
Residential
1-4 Family	2	102
Home Equity	1	14
Total	4	$1,547

2013	Number of Loans	Recorded Investment
Residential
1-4 Family	2	$89
Home Equity	1	15
Consumer
Direct	1	4
Total	4	$108

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The troubled debt restructurings that subsequently defaulted described above did not result in any increase in the allowance for loan losses or charge offs during the during the years ending December 31, 2015, 2014, and 2013 respectively.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

The terms of certain other loans were modified during years ending December 31, 2015 and 2014 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2015 and 2014 of $5,973 and $4,424. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Substandard — Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well‑defined weakness or weaknesses that jeopardize the liquidation of the debt. They are classified by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Non‑accrual — Loans classified as non‑accrual are loans where the further accrual of interest is stopped because payment in full of principal and interest is not expected. In most cases, the principal and interest has been in default for a period of 90 days or more.

As of December 31, 2015 and 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
December 31, 2015	Pass	Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$338,436	$8,324	$636	$555
Agricultural	58,253	—	—	—
Commercial Real Estate
Farm	75,924	328	713	308
Hotel	72,193	—	—	—
Construction and development	60,246	—	2,499	113
Other	576,619	10,367	3,309	3,811
Total	$1,181,671	$19,019	$7,157	$4,787

		Special
December 31, 2014	Pass	Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$226,731	$9,926	$1,596	$35
Agricultural	46,634	—	—	150
Commercial Real Estate
Farm	75,191	966	—	692
Hotel	60,704	2,835	11,423	—
Construction and development	60,971	372	219	78
Other	525,758	20,823	9,689	2,323
Total	$995,989	$34,922	$22,927	$3,278

Loans not analyzed individually as part of the above described process are classified by delinquency. These loans are primarily smaller commercial (<$250), smaller commercial real estate (<$250), residential mortgage and consumer loans. All commercial, commercial real estate, or consumer loans fully or partially secured by 1-4 family residential real estate that are 60‑89 days past due will be classified as Watch. If loans are greater than 90 days past due or commercial or commercial real estate loans on non-accrual, they will be classified as Substandard.  Consumer loans not secured by 1-4 family residential real estate that are 60‑119 days past due will be classified Substandard while loans greater than 119 days will be classified as Loss. As of December 31, 2015 and December 31, 2014, the grading of loans by category was as follows:

December 31, 2015	Performing	Watch	Substandard
Commercial
Commercial and industrial	$32,910	$—	$99
Agricultural	6,444	—	7
Commercial Real Estate
Construction and development	14,438	67	31
Farm	20,643	—	—
Other	83,193	102	980
Total	$157,628	$169	$1,117

December 31, 2014	Performing	Watch	Substandard
Commercial
Commercial and industrial	$36,839	$75	$444
Commercial Real Estate
Other	106,247	156	1,421
Total	$143,086	$231	$1,865

December 31, 2015	Performing	Watch	Substandard
Residential
1-4 family	$434,133	$1,904	$2,771
Home equity	286,686	446	1,133
Total	$720,819	$2,350	$3,904

December 31, 2014	Performing	Watch	Substandard
Residential
1-4 family	$430,431	$1,719	$3,186
Home equity	272,388	250	1,521
Total	$702,819	$1,969	$4,707

December 31, 2015	Performing	Substandard	Loss
Consumer
Direct	$56,179	$101	$32
Indirect	459	—	—
Total	$56,638	$101	$32

December 31, 2014	Performing	Substandard	Loss
Consumer
Direct	$45,181	$142	$37
Indirect	605	7	—
Total	$45,786	$149	$37

NOTE 6 — OTHER REAL ESTATE OWNED

Activity in the real estate owned assets, which are included in interest receivable and other assets in the consolidated balance sheets, was as follows:

	2015	2014	2013
Beginning Balance	$2,688	$4,120	$6,677
Transfer to other real estate owned	1,475	2,585	4,005
Sale — Out of other real estate owned	(2,166)	(3,597)	(5,708)
Write-down	(38)	(420)	(854)
Ending Balance	$1,959	$2,688	$4,120

The value of the sale amount above is the carrying value of the property when it was sold.

Activity in the valuation account for other real estate was as follows:

	2015	2014	2013
Beginning Balance — January 1	$(448)	$(1,328)	$(1,672)
Impairments during year	(38)	(420)	(854)
Recovery on impairments	—	—	—
Reductions	269	1,300	1,198
Ending Balance — December 31	$(217)	$(448)	$(1,328)

Net (gain)/ loss on OREO activity which is included in non‑interest income and expenses related to foreclosed assets included in other expenses in the consolidated statements of income, were as follows:

	2015	2014	2013
Write-downs	$38	$420	$854
Losses/(gains)on sales	(106)	(267)	(315)
Net loss/(gain)	$(68)	$153	$539
Operating expenses	$203	$150	$417

Foreclosed residential real estate properties included in other real estate and repossessed assets on the Consolidated Balance Sheets totaled $915 and $1,261 at December 31, 2015 and December 31, 2014, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $2,407 and $2,653 at December 31, 2015 and December 31, 2104, respectively.

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or using market data utilizing pricing models, primarily Interactive Data Corporation (“IDC”), that vary based upon asset class and include available trade, bid, and other market information. Matrix pricing is used for most municipals, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. The grouping of securities is done according to insurer, credit support, state of issuance, and rating to incorporate additional spreads and municipal curves. For the general market municipals, the Thomson Municipal Market Data curve is used to determine the initial curve for determining the price, movement, and yield relationships with the municipal market (Level 2 inputs). Level 3 securities are largely comprised of small, local municipality issuances. Fair values are derived through consideration of funding type, maturity and other features of the issuance, and include reviewing financial statements, earnings forecasts, industry trends and the valuation of comparative issuers. In most cases, the book value of the security is used as the fair value as meaningful pricing data is not readily available. Twice a year, a sample of prices supplied by the pricing agent is validated by comparison to prices obtained from other third party sources.

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals or industry accepted valuation methods and excludes loans evaluated under the present value of cash flows. In a limited number of situations, the Company’s appraisal department is determining the value of appraisal. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the loan officers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. These adjustments typically range from 0% ‑ 50%. Impaired loans are evaluated quarterly for additional impairment and take into account changing market conditions, specific information in the market the property is located, and the overall economic climate as well as overall changes in the credit. The Company’s Appraisal Manager has the overall responsibility for all appraisals. The Company’s loan officer responsible for the loan, the special assets officer, as well as the senior officers of the Company review the adjustments made to the appraisal for market and disposal costs on the loan.

The fair value of servicing rights is based on a valuation model from a third party that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The inputs used include estimates of prepayment speeds, discount rate, cost to service, contractual servicing fee income, late fees, and float income. The most significant assumption used to value mortgage servicing rights is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At December 31, 2015 the constant prepayment speed (PSA) used was 155 and the discount rate was 10.0%. At December 31, 2014 the constant prepayment speed (PSA) used was 190 and the discount rate was 10.0%. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 3 inputs). On a quarterly basis, loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data.

The fair value of other real estate owned is measured based on the value of the collateral securing those assets and is determined using several methods. The fair value of real estate is generally determined based on appraisals by qualified licensed (third party) appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Appraisals for both collateral‑dependent impaired loans and other real estate owned are performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Appraisal Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry‑wide statistics. Fair values are reviewed on at least an annual basis. The Company normally applies an internal discount to the value of appraisals used in the fair value evaluation of OREO. The deductions take into account changing business factors and market conditions. These deductions range from 0% to 50%. As noted in the impaired loans discussion above, the Company’s Appraisal Manager has the overall responsibility for all appraisals. The Appraisal Manager reports to the Vice President of Credit Administration who reports to the Chief Credit Officer of the Company.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at December 31, 2015 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for-sale
U. S. government agency	$504		$504
States and municipal	350,733		339,875	$10,858
Mortgage-backed securities — residential — Government Sponsored Entity	334,080		334,080
Collateralized mortgage obligations — Government Sponsored Entity	228,749		228,749
Equity securities	4,689	$4,689	—
Other securities	6,524			6,524
Total investment securities available-for-sale	$925,279	$4,689	$903,208	$17,382

Mortgage banking derivatives	$700		$700

Interest rate swap asset	$1,508		$1,508
Interest rate swap liability	$(1,508)		$(1,508)

		Fair Value Measurements at December 31, 2014 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for-sale
U. S. government agency	$661		$661
States and municipal	334,298		321,488	$12,810
Mortgage-backed securities — residential — Government Sponsored Entity	182,172		182,172
Collateralized mortgage obligations — Government Sponsored Entity	343,437		343,437
Equity securities	4,689	$4,689
Other securities	2,503			2,503
Total investment securities available-for-sale	$867,760	$4,689	$847,758	$15,313

Mortgage banking derivative	$975		$975

Interest rate swap asset	$56		$56
Interest rate swap liability	$(56)		$(56)

There have been no transfers between Level 1 and 2 during the two years ending December 31, 2015 and 2014.

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014:

States and municipal	2015	2014
Beginning balance, January 1	$12,810	$14,420
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(36)	5
Settlements	(1,916)	(1,615)
Ending balance, December 31	$10,858	$12,810

Equity securities	2015	2014
Beginning balance, January 1	$—	$250
Total gains or losses (realized / unrealized)
Settlements	—	(250)
Ending balance, December 31	$—	$—

Other securities	2015	2014
Beginning balance, January 1	$2,503	$2,526
Total gains or losses (realized / unrealized)
Purchases	4,000	—
Included in other comprehensive income	21	(23)
Ending balance, December 31	$6,524	$2,503

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

Assets and Liabilities Measured on a Non‑Recurring Basis

Assets and liabilities measured at fair value on a non‑recurring basis are summarized below:

		Fair Value Measurements at December 31, 2015 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial and industrial	$58			$58
Other real estate	1,082			1,082
Total impaired loans	$1,140			$1,140

Impaired servicing rights	$531			$531

		Fair Value Measurements at December 31, 2014 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Farm real estate	$55			55
Other real estate	1,235			1,235
Total impaired loans	$1,290			$1,290

Impaired servicing rights	$1,854			$1,854
Other real estate owned
Construction and development	$21			$21
Other real estate	291			291
1-4 Family	150			150
	$462			$462

The following represents impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $2,393, with a valuation allowance of $1,253, resulting in an additional provision for loan losses of $769 in 2015. A breakdown of these loans by portfolio class is as follows:

	Recorded	Valuation
	Investment	Allowance	Net
Commercial and industrial	$150	$92	$58
Other real estate	2,243	1,161	1,082
Ending Balance	$2,393	$1,253	$1,140

At December 31, 2014, impaired loans had a recorded investment of $2,056, with a valuation allowance of $766, resulting in an additional provision for loan losses of $181 for the year ending December 31, 2014.

Impaired tranches of servicing rights were carried at a fair value of $531, which is made up of the gross outstanding balance of $731, net of a valuation allowance of $200. A recovery of $200 was included in 2015 earnings. In 2014, impaired servicing rights were written down to a fair value of $1,854, which was made up of the gross outstanding balance was $2,254, net of a valuation allowance of $400. A charge of $25 was included in 2014 earnings.

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non‑recurring basis at December 31, 2015 and 2014. Impaired commercial, commercial real estate loans, and other real estate owned that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.

	Fair Value	Valuation	Unobservable	Range/
December 31, 2015	(in thousands)	Technique(s)	Input(s)	Average
Impaired Loans:
Commercial and industrial	$58	Sales comparison approach	Adjustment for differences between comparable sales	10%
				10%	Avg
Other real estate	1,082	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	0%	-	20%
	$1,140			10%	Avg

Mortgage servicing rights	$531	Cash flow analysis	Discount rate	10%

	Fair Value	Valuation	Unobservable	Range/
December 31, 2014	(in thousands)	Technique(s)	Input(s)	Average
Impaired Loans:
Farm real estate	$55	Sales comparison approach	Adjustment for differences between comparable sales	40%
				40%	Avg
Other	1,235	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	20%	-	45%
	$1,290			36%	Avg
Other real estate owned:
Construction and development	$21	Sales comparison approach	Adjustment for differences between comparable sales.	15%
				15%	Avg
Other and 1-4 Family	441	Sales comparison approach	Adjustment for differences between comparable sales.	10%	-	19%
	$462			11%	Avg

Mortgage servicing rights	$1,854	Cash flow analysis	Discount rate	10%

Carrying amount and estimated fair values of financial instruments, not previously presented, at year end were as follows:

	Carrying
December 31, 2015	Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$67,578	$56,104	$11,474		$67,578
Interest bearing time deposits	1,960		1,960		1,960
Loans including loans held for sale, net	2,139,765		7,726	2,187,366	2,195,092
FHLB and other stock	11,300				N/A
Interest receivable	10,779		4,901	5,878	10,779
Liabilities
Deposits	(2,650,775)	(641,439)	(2,007,405)		(2,648,844)
Other borrowings	(28,363)		(28,363)		(28,363)
FHLB advances	(269,488)		(270,977)		(270,977)
Interest payable	(560)		(560)		(560)
Subordinated debentures	(41,239)		(24,212)		(24,212)

	Carrying
December 31, 2014	Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$62,485	$60,662	$1,823		$62,485
Interest bearing time deposits	1,915		1,915		1,915
Loans including loans held for sale, net	1,941,507		8,514	$1,946,843	1,955,357
FHLB and other stock	13,854				N/A
Interest receivable	10,064		4,459	5,605	10,064
Liabilities
Deposits	(2,468,321)	(513,393)	(1,952,833)		(2,466,226)
Other borrowings	(26,349)		(26,349)		(26,349)
FHLB advances	(214,413)		(219,050)		(219,050)
Interest payable	(599)		(599)		(599)
Subordinated debentures	(41,239)		(24,212)		(24,212)

The difference between the loan balance included above and the amounts shown in Note 5 are the impaired loans discussed above.

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash, short term instruments, and interest bearing time deposits approximate fair values and are classified as either Level 1 or Level 2. Noninterest bearing deposits are Level 1 whereas interest bearing due from bank accounts and fed funds sold are Level 2.

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

(d) Deposits

The fair values disclosed for non‑interest bearing deposits are equal to the amount payable on demand at the reporting date resulting in a Level 1 classification. The carrying amounts of variable rate interest bearing deposits approximate their fair values at the reporting date resulting in a Level 2 classification. Fair values for fixed rate interest bearing deposits are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

The fair values of the Company’s Other borrowings are estimated using discounted cash flow analyses based on current borrowing rates resulting in a Level 2 classification.

(f) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification based on the level of the asset or liability with which the accrual is associated.

NOTE 8 — PREMISES AND EQUIPMENT

December 31	2015	2014
Land	$15,491	$15,019
Buildings	58,175	55,312
Furniture and equipment	43,838	38,642
Total cost	117,504	108,973
Accumulated depreciation	(54,531)	(48,446)
Net	$62,973	$60,527

Depreciation expense was $6,410,  $5,886, and $5,783 in 2015, 2014 and 2013.

Operating Leases: The Company leases certain branch properties under operating leases. Rent expense less rental income was $1,712,  $1,376, and $1,056 for 2015, 2014, and 2013. Rent commitments, before considering renewal options that generally are present, were as follows:

2016	$1,775
2017	1,552
2018	1,466
2019	1,329
2020	1,006
Thereafter	3,876
Total	$11,004

Capital Leases:  The Company leases certain land and buildings under capital leases.  The lease arrangement requires monthly payments through 2037.

The Company has included these leases in premises and equipment as follows:

December 31,	2015	2014
Land and buildings	$1,342	$1,342
Accumulated depreciation	(68)	(10)
Net	$1,274	$1,332

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments at year end 2015:

2016	$96
2017	96
2018	96
2019	96
2020	96
Thereafter	1,663
Total minimum lease payments	$2,143
Less amount representing interest	(781)
Present value of net minimum lease payments	$1,362

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in carrying amount of goodwill is as follows.

	2015	2014
Balance, January 1	$73,450	$64,900
Acquired goodwill	2,503	8,550
Balance, December 31	$75,953	$73,450

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At June 30, 2015, the Company elected to perform a quantitative assessment to determine if the fair value of the reporting unit exceeded its carrying value, including goodwill. The quantitative assessment indicated that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

A discussion of goodwill acquired in 2015 and 2014 can be found at NOTE 26.

Acquired Intangible Assets

	2015	2014
Core deposit intangibles	$30,036	$28,830
Other customer relationship intangibles	2,194	2,194
Accumulated amortization	(27,568)	(25,928)
Purchased intangibles, net	$4,662	$5,096

Aggregate amortization expense was $1,640,  $1,690, and $1,868 for 2015, 2014, and 2013.

Estimated amortization expense for each of the next five years follows:

2016	$1,048
2017	676
2018	601
2019	489
2020	468

NOTE 10 — DEPOSITS

	December 31,	December 31,
	2015	2014
Non-interest-bearing demand	$641,439	$513,393
Interest-bearing demand	1,084,786	1,054,780
Savings	599,729	559,761
Certificates of deposit of $250 or more	73,493	56,495
Other certificates and time deposits	251,328	283,892
Total deposits	$2,650,775	$2,468,321

Certificates and other time deposits mature as follows:

2016	$196,797
2017	73,594
2018	36,482
2019	10,099
2020	5,805
Thereafter	2,044
Total	$324,821

NOTE 11 — OTHER BORROWINGS

December 31	2015	2014
Other borrowings consisted of the following at year-end:
Securities sold under repurchase agreements	$28,363	$18,349
Federal funds purchased	—	8,000
Total other borrowings	$28,363	$26,349

Securities sold under repurchase agreements (“agreements”) consist of obligations secured by securities issued by government‑sponsored entities, and a safekeeping agent holds such collateral. The majority of the agreements at December 31, 2015 mature within 30 days.    At December 31, 2015, these agreements were secured by a pledged amount of $48,662 of mortgage backed securities.  Management monitors the fair value of the securities on a regular basis.  If the fair value of the securities declined to an amount approximating these agreements, more securities would be pledged.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2015	2014	2013
Average daily balance during the year	$26,723	$25,006	$29,132
Average interest rate during the year	0.15%	0.18%	0.17%
Maximum month-end balance during the year	$34,439	$32,203	$31,479
Weighted average interest rate at year-end	0.15%	0.14%	0.18%

NOTE 12 — FEDERAL HOME LOAN BANK ADVANCES

FHLB advances at year end were as follows:

	2015	2014
Maturities from June 2016 through September 2025, primarily fixed rates from 0.58% to 4.80%, averaging 1.53%	$269,488
Maturities from June 2015 through May 2022, primarily fixed rates from 0.43% to 4.76%, averaging 1.90%		$214,413
	$269,488	$214,413

The majority of the FHLB advances are secured by real estate backed loans totaling approximately 221% of the advance under a blanket security agreement. The advances are subject to restrictions or penalties in the event of prepayment. Of the $269,488 in advances at December 31, 2015,  $25,000 of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the Company may prepay the advance without a penalty. Of the $214,413 in advances at December 31, 2014,  $0 of the advances contained such options.

In 2013, the Company prepaid a $25,000 fixed rate FHLB advance with a contractual interest rate of 4.55% and a remaining maturity of 18 months. The prepaid FHLB advance was replaced with a $25,000 fixed rate FHLB advance. In accordance with the restructure, the Company was required to pay a prepayment penalty of $1,609 in 2013 to the FHLB. The present value of the cash flows under the terms of the new FHLB advance (including the prepayment penalties) was not more than 10% different from the present value of the cash flows under the terms of the prepaid FHLB advance and therefore the new advance was not considered to be substantially different from the original advance in accordance with ASC 470-50, Debt – Modifications and Exchanges. As a result, the prepayment penalty has been treated as a discount on the new debt and is being amortized over the life of the new advances as an adjustment to yield. The prepayment penalty effectively increases the interest rate on the new advance over the life of the new advance at the time of the transaction. The benefit of prepaying this advance was an immediate decrease in interest expense.

Required payments over the next five years are:

2016	$85,066
2017	20,034
2018	45,020
2019	60,014
2020	35,010
Thereafter	25,009
$270,153
Restructuring prepayment penalty	(665)
$269,488

NOTE 13 — SUBORDINATED DEBENTURES

The Company formed four separate trusts in 2002, 2003, and 2006 that issued floating rate trust preferred securities as part of pooled offerings. The Company issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole asset of the trusts. In the first quarter of 2014, the Company redeemed one  trust it had acquired in a prior acquisition — Harrodsburg Statutory Trust I. In accordance with accounting guidelines, the trusts are not consolidated with the Company’s financial statements, but rather the subordinated debentures are shown as a liability, because the Company is not considered the primary beneficiary of the trusts. The Company’s investment in the common stock of the trusts was $1,239 at December 31, 2015 and 2014 and is included in interest receivable and other assets on the consolidated balance sheets. Interest payments are payable quarterly in arrears and the Company has the option to defer interest payments from time to time for a period not to exceed 20 consecutive quarters. The subordinated debentures mature in 30 years from issuance and can be called anytime after five years at par. The subordinated debentures may be included in Tier 1 capital (with certain limitations) under current regulatory guidelines and interpretations. The following table summarizes the other terms of each issuance.

		Amount	Amount
		December 31,	December 31,	Variable			Rate as of
Trust Name	Issuance	2015	2014	Rate			12/31/2015	Maturity
Trust 1	2002	$8,248	$8,248	LIBOR	+	3.25%	3.85%	2032
Trust 2	2003	14,433	14,433	LIBOR	+	3.25%	3.86%	2033
Trust 3	2003	7,217	7,217	LIBOR	+	3.15%	3.66%	2033
Trust 4	2006	11,341	11,341	LIBOR	+	1.63%	2.14%	2036
		$41,239	$41,239

NOTE 14 — MORTGAGE BANKING AND LOAN SERVICING

Net revenues from mortgage banking activity consisted of the following:

	Years Ended December 31
	2015	2014	2013
Gain from sale of mortgage loans and interest rate locks	$5,528	$4,730	$3,956
Mortgage loan servicing revenue (expense):
Mortgage loan servicing revenue	3,940	3,053	3,565
Amortization of mortgage servicing rights	(1,313)	(1,004)	(1,472)
Mortgage servicing rights valuation adjustments	200	(25)	750
Net servicing revenue	2,827	2,024	2,843
Net revenue from mortgage banking activity	$8,355	$6,754	$6,799

Loans serviced for others are not included in the accompanying consolidated balance sheets. Loan servicing fee income was $2,415,  $2,065, and $2,038 for 2015, 2014, and 2013. The unpaid principal balances of loans serviced for others totaled $924,836 and $879,664 at December 31, 2015 and 2014. Custodial escrow balances maintained in connection with serviced loans were $12,766 and $6,107 at year end 2015 and 2014. Mortgage servicing rights are included in other assets on the consolidated balance sheets. The weighted average amortization period is 6.65 years. The fair value of capitalized mortgage servicing assets is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates. The carrying value of capitalized mortgage servicing rights was $6,120 and $5,708 at year end 2015 and 2014. Fair value at year‑end 2015 was determined using a discount rate of 10%, and prepayment speeds ranging from 105% to 369%, depending on the stratification of the specific right. Fair value at year‑end 2014 was determined using a discount rate of 10%, and prepayment speeds ranging from 95% to 388%, depending on the stratification of the specific right. The notional amount of interest rate lock commitments to make 1‑4 family residential mortgage loans intended to be sold on the secondary market totaled $30.0 million and $34.1 million at December 31, 2015 and 2014, respectively. The estimated fair value of these commitments totaled $700 and $975 at December 31, 2015 and 2014, respectively, and is included in other assets on the consolidated balance sheet.

	2015	2014	2013
Mortgage servicing assets
Balances, January 1	$5,708	$5,155	$4,350
Servicing assets capitalized	1,525	988	1,527
Servicing rights acquired	—	594	—
Amortization of servicing assets	(1,313)	(1,004)	(1,472)
Change in valuation allowance	200	(25)	750
Balance, December 31	$6,120	$5,708	$5,155
Valuation allowance:
Balances, January 1	$400	$375	$1,125
Additions expensed	25	75	—
Reductions credited to operations	(225)	(50)	(750)
Balance, December 31	$200	$400	$375

NOTE 15 — INCOME TAX

Income tax expense was as follows:

Year Ended December 31	2015	2014	2013
Income tax expense
Currently payable	$4,726	$4,578	$3,616
Deferred	5,697	5,950	1,589
Change in valuation allowance	(190)	(2,749)	114
Total income tax expense	$10,233	$7,779	$5,319

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

Federal statutory income tax rate	35%	35%	35%
Federal statutory income tax	$16,021	$12,871	$11,082
Tax exempt interest	(4,676)	(4,425)	(4,529)
Effect of state income taxes	169	3,199	111
Non-deductible expenses	193	338	504
Tax exempt income on life insurance	(537)	(454)	(482)
Tax credits	(501)	(369)	(757)
Change in valuation allowance	(361)	(2,749)	114
Captive insurance premiums	(190)	(371)	(91)
Other	115	(261)	(633)
Income tax expense	$10,233	$7,779	$5,319

The components of the net deferred tax asset (liability) are as follows:

December 31	2015	2014
Assets
Allowance for loan losses	$8,173	$8,425
State net operating loss carryforward	3,543	3,708
Credit carryforwards	8,401	9,953
OREO write-downs	514	559
Other	3,206	3,476
Total assets	23,837	26,121
Liabilities
Depreciation	(6,864)	(3,736)
Mortgage servicing rights	(2,209)	(2,044)
Unrealized gain on securities AFS	(6,798)	(7,065)
Intangibles	(3,301)	(3,152)
Deferred loan fees/costs	(1,901)	(1,691)
Other	(1,902)	(2,141)
Total liabilities	(22,975)	(19,829)
Less: Valuation allowance	(3,091)	(3,281)
Net deferred tax asset/(liability)	$(2,229)	$3,011

As of December 31, 2015, the Company had $2,729 of alternative minimum tax credit carryforwards, which under current tax law have no expiration period. The Company had general business credit carryforwards of $5,672 that begin to expire in 2030.

The Company has an Indiana state operating loss carryforward of $111,226, which begins to expire in 2019. The Company maintains a valuation allowance to reduce these carryforward items and other Indiana deferred tax assets to the amount expected to be realized.

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. At December 31, 2015, the largest component of deferred tax assets is associated with the allowance for loan losses. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. With the exception of the deferred tax asset associated with the Company’s Indiana state operating loss carryforward and all Indiana deferred tax activity since 2004, no valuation allowance for deferred tax assets were considered necessary at December 31, 2015 or 2014.

Retained earnings of the Bank include approximately $13,112 for which no deferred income tax liability has been recognized. This amount represents an allocation of previously acquired institutions to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of “bank” status would create income for tax purposes only, which would be subject to the then‑current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for the Company was approximately $4,589 at each of December 31, 2015 and 2014.

Unrecognized Tax Benefits

The Company does not have any unrecognized tax benefits during any periods presented and does not expect this to significantly change in the next twelve months.

There were no interest and penalties recorded in the income statement during any period and no amounts accrued for interest and penalties at December 31, 2015, or 2014.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Illinois. The Company is no longer subject to examination by taxing authorities for years before 2012.

NOTE 16 — COMMITMENTS

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off‑balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2015		2014
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to extend credit and unused lines of credit	$42,754	$658,291	$33,721	$581,843
Commercial letters of credit	—	5,739	—	13,286

Commitments to make loans are generally made for periods of 60 days or less. Interest rates on fixed rate commitments range from 1.49% to 19.80% with maturities ranging from 1 month to 34 years.

NOTE 17 — DIVIDENDS

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described in Note 19. As of December 31, 2015, the Bank could pay out approximately  $19,000 in dividends before the Bank would need 2016 income to pay additional dividends without regulatory approval.

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

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework. The rule implements the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. In general, under the new rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the new rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of

4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. The new rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity and became effective on January 1, 2015.    The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Actual and required capital amounts and ratios are presented below. Capital amounts and ratios for December 31, 2014 are calculated using Basel I rules.  Management believes as of December 31, 2015, the Company and Bank meet all capital adequacy requirements to which they are subject.

			Required for		To Be
	Actual		Adequate Capital		Well Capitalized
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$356,210	15.5%	$184,170	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	334,190	14.5	138,127	6.0	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	293,316	12.7	103,595	4.5	N/A	N/A
Tier 1 capital (to average assets)	334,190	10.2	130,845	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	334,266	14.5%	184,168	8.0%	230,211	10.0%
Tier 1 capital (to risk-weighted assets)	312,246	13.6	138,126	6.0	184,168	8.0
Common equity Tier 1 capital (to risk-weighted assets)	312,246	13.6	103,595	4.5	149,637	6.5
Tier 1 capital (to average assets)	312,246	9.6	130,555	4.0	163,194	5.0

			Required for		To Be
	Actual		Adequate Capital		Well Capitalized
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$332,726	16.0%	$165,975	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	309,476	14.9	82,988	4.0	N/A	N/A
Tier 1 capital (to average assets)	309,476	10.2	121,014	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$321,005	15.6%	164,648	8.0%	205,810	10.0%
Tier 1 capital (to risk-weighted assets)	297,755	14.5	82,324	4.0	123,486	6.0
Tier 1 capital (to average assets)	297,755	9.9	119,880	4.0	149,850	5.0

NOTE 20 — EMPLOYEE BENEFIT PLANS

The Company has a defined‑contribution retirement plan in which substantially all employees may participate. The Company matches 80% of the first 8% of eligible employees’ contributions and makes additional contributions based on employee compensation and the overall profitability of the Company. Expense was $2,895 in 2015,  $2,751 in 2014, and $2,419 in 2013 which included an additional contribution in 2015, 2014 and 2013 based on the overall profitability of the Company.

NOTE 21 — RELATED PARTY TRANSACTIONS

The Company has entered into transactions with certain directors, executive officers, significant shareholders and their affiliates or associates (related parties).

The aggregate amount of loans, as defined, to such related parties was as follows:

Balances, January 1, 2015	$2,144
Changes in composition of related parties	20
New loans, including renewals and advances	618
Payments, including renewals	(653)
Balances, December 31, 2015	$2,129

Deposits from related parties held by the Company at December 31, 2015 and 2014 totaled $1,138 and $2,241.

NOTE 22 — STOCK‑BASED COMPENSATION

On January 19, 2015, the Board of Directors adopted and approved the MainSource Financial Group, Inc. 2015 Stock Incentive Plan (the “2015 Plan”) which was effective following the approval of the 2015 Plan by the Company’s shareholders at the 2015 Annual Meeting of Shareholders held on April 29, 2015.  The 2015 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, share awards of restricted stock, performance share units and other equity based awards.  Incentive stock options may be granted only to employees.  An aggregate of 1,000,000 shares of common stock are reserved for issuance under the 2015 Plan.  Shares issuable under the 2015 Plan may be authorized and unissued shares of common stock or treasury shares.  The 2015 Plan is in addition to, and not in replacement of, a similar plan adopted in 2007.  The 2007 Stock Incentive Plan (the “2007 Plan”) provided for the grant of incentive stock options, nonstatutory stock options, stock bonuses and restricted stock awards. An aggregate of 650,000 shares of common stock were reserved for issuance under the 2007 Stock Incentive Plan.  The 2007 Plan was in replacement of a similar plan adopted in 2003, the 2003 Stock Option Plan (the “2003 Plan”).  Any stock or option awards that were previously issued under the 2007 Plan or 2003 Plan have not been terminated as a result of the adoption of the 2015 Plan, but will continue in accordance with the applicable plan terms and the agreements pursuant to which such stock or option awards were issued. However, no further awards of stock or options will be made under the 2007 Plan.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black‑Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post‑vesting termination behavior. Employee and director options are tracked separately. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk‑free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

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

The fair value of options granted was determined using the following weighted average assumptions as of grant date.

	2015	2014	2013
Risk-free interest rate	NA	2.08%	1.35%
Expected term (years)	NA	7.00	7.00
Expected stock price volatility	NA	28.04%	33.93%
Dividend yield	NA	2.49%	1.77%

A summary of the activity in the Company’s stock incentive plans for 2015 follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options (restated for stock dividends and splits)	Shares	Price	(years)	Value
Outstanding, beginning of year	377,790	$13.46
Granted	—	—
Exercised	(25,075)	10.40
Forfeited or expired	(42,050)	19.84
Outstanding at end of year	310,665	$12.83	4.2	$3,123
Exercisable at year end	269,415	$12.48	3.6	$2,801
Fully vested and expected to vest	307,958	$12.81	4.2	$3,102

Information related to the Company’s stock incentive plans during each year follows:

	2015	2014	2013
Intrinsic value of options exercised	$244	$55	$265
Cash received from option exercises	294	66	389
Tax benefit realized from option exercises	31	—	25
Weighted average (per share) fair value of options granted	NA	3.78	4.16

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date for those options where the exercise price is less than the market price.

The Company recorded $180,  $160, and $161 in stock option compensation expense during 2015, 2014, and 2013 to salaries and employee benefits. As of December 31, 2015, there was $121 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted‑average period of 1.6 years.

During the second quarter of 2013, the Executive Compensation Committee of the Board of Directors of the Company granted restricted stock awards in lieu of option awards to certain executive officers pursuant to the Company’s long‑term incentive plan (the “LTIP”). Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date, April 10, 2013 ($13.67). The restricted stock awards vest as follows — 80% on the second anniversary of the date of grant and 20% on the third anniversary of the date of grant. A total of 10,792 shares of common stock was granted in 2013.

Also in the second quarter of each of 2015, 2014 and 2013, the Executive Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers and other employees pursuant to the Company’s LTIP. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The restricted stock awards vest as follows — 100% on the third anniversary of the date of grant. A total of 28,955,  33,836, and 37,179 shares of common stock of the Company were granted in 2015, 2014 and 2013 respectively.

A summary of changes in the Company’s nonvested shares for 2015 follows:

		Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2015	91,923	$14.88
Granted	28,955	19.57
Vested	(18,247)	12.71
Forfeited	(1,000)	18.06
Nonvested at December 31, 2015	101,631	$16.57

As of December 31, 2015, there was $729 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the 2007 Plan that will be recognized over the remaining vesting period of approximately 1.70 years. The recognized compensation costs related to the 2007 Plan was $584,  $487, and $590 for the 2015, 2014, and 2013 respectively.

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

The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The performance share units are earned over the three year period of the award. A total of 16,205 performance share units were granted in the first quarter of 2015 at a weighted average cost of $19.57 per share.  Compensation expense is recognized over the three year performance period of the awards based on the fair value of the stock at the issue date and the anticipated achievement level of the target performance.  Quarterly, the performance measures will be reevaluated and adjustments made to the expense recorded in the financial statements, if needed, to reflect the new revised achievement levels. A total of $79 of expense was recognized on these awards in 2015.  A total of $238 will be expensed in future periods if the Target level is achieved.

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

In the second quarters of 2013, 2014, and 2015, members of the Board of Directors received their entire annual retainer in restricted Company stock for the following year. The awards vest quarterly for all directors who remain on the Board of Directors on the vesting date, with 25% of the award vesting on each of May 1, August 1, and November 1, and February 1, of the following year. The value of the retainer awards was determined by multiplying the award amount by the closing price of the stock on the issuance date.

For all awards, other expense is recognized over the three month period of the awards based on the fair value of the stock at the issue dates. Shares awarded by quarter were as follows:

Quarter		Shares	Price per Share
2013	1Q	7,200	$13.38
	2Q	26,100	$13.79
2014	2Q	21,780	$16.53
2015	2Q	14,084	$19.89
	4Q	1,341	$19.89

A total of $315,  $359, and $367 was recognized as expense in 2015, 2014, and 2013 for these grants.

In late 2014, the Company announced a stock repurchase program pursuant to which the Company may repurchase up to 5.0% of its outstanding shares of common stock, or approximately 1,085,000 shares prior to December 31, 2015.  During 2015, the Company repurchased 169,110 shares at a total cost of $3,381.  The program expired on December 31, 2015.

NOTE 23 — EARNINGS PER COMMON SHARE

Earnings per common share were computed as follows:

		Weighted	Per
	Net	Average	Share
Year Ended December 31, 2015	Income	Shares	Amount
Basic Earnings Per Common Share
Net income	$35,542	21,637,775	$1.64
Effect of dilutive warrants		163,011
Effect of dilutive stock options		108,584
Diluted Earnings Per Common Share
Net income attributable to common shareholders and assumed conversions	$35,542	21,909,370	$1.62

		Weighted	Per
	Net	Average	Share
Year Ended December 31, 2014	Income	Shares	Amount
Basic Earnings Per Common Share
Net income	$28,996	20,706,688	$1.40
Effect of dilutive warrants		76,828
Effect of dilutive stock options		70,552
Diluted Earnings Per Common Share
Net income attributable to common shareholders and assumed conversions	$28,996	20,854,068	$1.39

		Weighted	Per
	Net	Average	Share
Year Ended December 31, 2013	Income	Shares	Amount
Basic Earnings Per Common Share
Net income	$26,345
Preferred dividends and discount accretion	(504)
Redemption of preferred shares	(148)
	25,693	20,375,365	$1.26
Effect of dilutive stock options		57,487
Diluted Earnings Per Common Share
Net income attributable to common shareholders and assumed conversions	$25,693	20,432,852	$1.26

Stock options for 452,  125,530, and 281,589 shares of common stock were not considered in computing diluted earnings per common share for 2015, 2014 and 2013 because they were antidilutive. Stock warrants for 571,906 shares of common stock were not considered in computing earnings per share in 2013 because they were antidilutive.

NOTE 24 — QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings per
				Common Share
	Interest	Net Interest
	Income	Income	Net Income	Basic	Diluted
2015
First quarter	$27,267	$25,054	$7,663	$0.35	$0.35
Second quarter	27,293	25,344	9,660	0.45	0.44
Third quarter	28,113	26,088	9,111	0.42	0.42
Fourth quarter	28,437	26,239	9,108	0.42	0.42
2014
First quarter	$25,484	$23,265	$6,225	$0.30	$0.30
Second quarter	25,320	23,217	7,754	0.38	0.38
Third quarter	25,128	23,089	8,457	0.41	0.41
Fourth quarter	27,163	24,917	6,560	0.31	0.30

NOTE 25 — PARENT ONLY CONDENSED FINANCIAL STATEMENTS

Parent Only Condensed Balance Sheets

December 31	2015	2014
Assets
Cash and cash equivalents	$14,846	$6,322
Securities available for sale	149	149
Investment in subsidiaries	403,981	393,060
Other assets	9,586	5,490
Total assets	$428,562	$405,021
Liabilities
Subordinated debentures	$41,239	$41,239
Other liabilities	5,963	3,120
Total liabilities	47,202	44,359
Shareholders’ equity	381,360	360,662
Total liabilities and shareholders’ equity	$428,562	$405,021

Parent Only Condensed Statements of Operations

Year Ended December 31	2015	2014	2013
Income
Dividends from subsidiaries	$28,900	$24,275	$34,200
Fees from subsidiaries	13,232	13,518	14,160
Other income	19	526	9
Total income	42,151	38,319	48,369
Expenses
Interest expense	1,264	1,286	1,675
Salaries and benefits	9,873	11,038	9,790
Professional fees	1,238	1,372	951
Other expenses	9,233	9,381	10,059
Total expenses	21,608	23,077	22,475
Income before income taxes and equity in undistributed income of subsidiaries	20,543	15,242	25,894
Income tax (benefit)	(2,989)	(3,118)	(2,849)
Income before equity in undistributed income of subsidiaries	23,532	18,360	28,743
Equity in undistributed income (loss) of subsidiaries	12,010	10,636	(2,398)
Net income	$35,542	$28,996	$26,345

Parent Only Condensed Statements of Cash Flows

Year Ended December 31	2015	2014	2013
Operating Activities
Net income	$35,542	$28,996	$26,345
Undistributed (income)/loss of subsidiaries	(12,010)	(10,636)	2,398
Changes in other assets and liabilities	1,896	3,862	1,833
Net cash provided by operating activities	25,428	22,222	30,576
Investing Activities
Capital contributed to subsidiary, net	—	—	(250)
Proceeds from sales of securities	—	750	—
Cash paid for bank acquisition, net	—	(13,935)	—
Purchases of equipment	(1,991)	(403)	(667)
Net cash used by investing activities	(1,991)	(13,588)	(917)
Financing Activities
Proceeds from exercise of stock options	294	66	389
Repurchase of preferred stock	—	—	(15,100)
Purchase of treasury shares	(3,527)	(319)	(204)
Repayment of subordinated debentures, net	—	(5,000)	(4,000)
Cash dividends on preferred stock	—	—	(470)
Cash dividends on common stock	(11,680)	(8,726)	(5,709)
Net cash used by financing activities	(14,913)	(13,979)	(25,094)
Net change in cash and cash equivalents	8,524	(5,345)	4,565
Cash and cash equivalents, beginning of year	6,322	11,667	7,102
Cash and cash equivalents, end of year	$14,846	$6,322	$11,667

NOTE 26 — ACQUISITIONS

On November 23, 2015, the Company entered into an Agreement and Plan of Merger with Cheviot Financial Corp., a Maryland corporation (“Cheviot”), pursuant to which Cheviot will merge with and into the Company, whereupon the separate corporate existence of Cheviot will cease and MainSource will survive.  It is anticipated that immediately after the Merger, Cheviot Savings Bank, an Ohio-chartered savings and loan association and a wholly-owned subsidiary of

Cheviot, will merge with and into MainSource Bank, an Indiana chartered commercial bank and wholly-owned subsidiary of the Company, with MainSource Bank as the surviving bank.

Subject to the approval of Cheviot’s stockholders of the merger, regulatory approvals and other customary closing conditions, the parties anticipate completing the merger in the second quarter of 2016.

At the effective time of the merger, stockholders of Cheviot will have the right to elect to receive either 0.6916 shares of the Company’s common stock or $15.00 in cash for each share of Cheviot common stock owned, subject to proration provisions specified in the Merger Agreement that provide for a targeted aggregate split of total consideration of 50% common stock and 50% cash. Based upon the November 20, 2015 closing price of $23.56 per share of the Company’s common stock, the transaction is valued at approximately $107.4 million.

Cheviot Financial Corp is the holding company of Cheviot Savings Bank. Cheviot Savings Bank was founded in 1911 as an Ohio-chartered savings and loan association and reorganized into a two-tier mutual holding company in 2004. Cheviot now operates 12 full service offices spanning across Hamilton County. As of September 30, 2015, Cheviot had $576,563 of total assets, $365,067 of loans, $459,856 of deposits and total equity of $96,890.    A putative stockholder class action lawsuit has been filed against Cheviot, the directors of Cheviot and MainSource in the Court of Common Pleas, Hamilton County, Ohio, Civil Division (the "Ohio Action"). In the Ohio Action, the plaintiff alleges that the directors of Cheviot breached their fiduciary duties of due care, independence, good faith and fair dealing to the stockholders of Cheviot, that the consideration to be received by the stockholders is inadequate and undervalues Cheviot, that the Merger Agreement includes improper deal-protection devices that purportedly lock up the Merger and may operate to prevent other bidders from making successful competing offers for Cheviot, and that the deal protection devices unreasonably inhibit the ability of the directors of Cheviot to act with respect to investigating and pursuing superior proposals and alternatives. The complaint further alleges that Cheviot and MainSource aided and abetted the alleged breaches of fiduciary duty by the directors of Cheviot. The plaintiff seeks an order that the matter may be maintained as a class action, preliminary and permanent injunctive relief, including enjoining or rescinding the Merger, and an award of unspecified damages, attorneys' fees and other relief.

On August 14, 2015, the Company completed its purchase of five Old National Bank branches located in Batesville, Brownstown, Richmond, and Portland, Indiana and Union City, Ohio. As of the date of acquisition, the Company acquired $37 million in loans, $99 million in deposits, and $1 million in property. Goodwill of $2.5 million and a core deposit intangible of $1.2 million were also recorded resulting in purchase premium of $3.7 million.  $57 million of cash was received at purchase. The Company incurred $731 of expenses related to the acquisition of these branches.  The core deposit intangible asset is being amortized over 10 years. Goodwill and the core deposit intangible will be deducted for tax purposes over 15 years.

On October 17, 2014, the Company acquired 100% of the outstanding common shares of MBT Bancorp (“MBT”) in exchange for $35.16 in cash or 2.055 shares of common stock of the Company for each share of MBT common stock outstanding.  The merger agreement required that 60% of the outstanding shares of MBT common stock be converted into MainSource common stock and 40% of the outstanding shares of MBT common stock be converted into cash.  A shareholder election was conducted and completed prior to the closing wherein MBT shareholders were provided the opportunity to select their preferred form of consideration, subject to the allocation and proration procedures contained in the merger agreement. MBT shareholder stock elections were not sufficient to reach the 60% stock requirement established in the merger agreement. Consequently, MBT shareholders who did not make an election received a portion of their merger consideration in MainSource common stock and a portion in cash.  In total, the Company issued 1,226,312 shares of common stock and paid $13.9 million in cash to the former shareholders of MBT.

At the time of the acquisition, MBT’s wholly-owned bank subsidiary, The Merchant’s Bank and Trust Company, was merged into the Bank.  With the acquisition, the Company expanded its presence in the southeastern Indiana and greater Cincinnati market areas.  The acquisition of MBT offered the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base and to add new customers in the expanded region.  MBT’s results of operations were included in the Company’s results beginning October 18, 2014.  Acquisition-related costs of $3,119 were included in the Company’s income statement for the year ended December 31, 2014.  The fair value of the common shares issued as part of the consideration paid for MBT was determined on the basis of the closing price of the Company’s common shares on the acquisition date.

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

The pro forma financial information is not included as it was considered immaterial to the Company’s results.

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

NOTE 27 — BRANCH CLOSURES

In the fourth quarter of 2015, the Company announced that it would be closing the following branches in the second quarter of 2016:  one of two branches in the following cities in Indiana – Rushville, New Castle, and Crawfordsville,

Indiana and its branch in Bourbonnais, Illinois.  The Company does not anticipate losing many deposit accounts as a result of these closings as it will still have a branch presence in these cities.  Included in the operating results of 2015 are $175 of impairment costs for the affected properties and $75 of severance costs.

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

NOTE 28 – DERIVATIVES

The Bank executes interest rate swaps with commercial banking customers to facilitate their risk management strategies. These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Bank agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the customer to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institutions offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Bank’s results of operations.  The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $53.7 million at December 31, 2015 and $2.0 million at December 31, 2014.

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

The fair value hedges are summarized below:

	December 31, 2015		December 31, 2014
	Notional	Fair Value	Notional	Fair Value
	Amount		Amount
Included in Other Assets:
Interest Rate Swaps	$53,741	$1,508	$1,991	$56

Included in Other Liabilities:
Interest Rate Swaps	$53,741	$1,508	$1,991	$56

The effect of derivative instruments on the Consolidated Statement of Income is presented below:

	Year Ended
	December 31,
	2015	2014
Interest Rate Swaps – Fee Income
Included in Other Income / (Expense)	$694	$—

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with its audits for the three most recent fiscal years ended December 31, 2015, there have been no disagreements with the Company’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 9A.  CONTROLS & PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms as of such date.

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

Management’s Report on Internal Control Over Financial Reporting

MainSource Financial Group, Inc. (the “Company”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2015, in relation to criteria for effective internal control over financial reporting as described in “2013 Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.. Based on this assessment, management concluded that as of December 31, 2015, its system of internal controls over financial reporting is effective and meets the criteria of the “2013 Internal Control — Integrated Framework”. Crowe Horwath LLP, independent registered public accounting firm, has issued an attestation report dated March 11, 2016 on the Company’s internal control over financial reporting. This report is incorporated by reference in Item 8 above, under the heading “Report of Independent Registered Public Accounting Firm”.

Archie M. Brown, Jr.

President and Chief Executive Officer

James M. Anderson

Executive Vice President and Chief Financial Officer

ITEM 9B.  OTHER INFORMATION

None

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

Financial Statements filed as part of this Form 10‑K are included under Part II, Item 8, above.

(a)(2) Financial statement schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes in Part II, Item 8 above.

(a)(3) Exhibits:

2.1Agreement and Plan of Merger, dated April 7, 2014, by and between MainSource Financial Group, Inc. and MBT Bancorp (incorporated by reference to Exhibit 2.1 to the Report on Form 8‑K of the registrant filed on April 7, 2014 with the Commission (Commission File No. 0‑12422)).

2.2Agreement and Plan of Merger, dated November 23, 2015, by and between MainSource Financial Group, Inc. and Cheviot Financial Corp. (incorporated by reference to Exhibit 2.1 to the Report on Form 8‑K of the registrant filed on November 24, 2015 with the Commission (Commission File No. 0‑12422)).

3.1Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Report on Form 8‑K of the registrant filed December 13, 2013 with the Commission (Commission File No. 0‑12422)).

3.2Amended and Restated Bylaws of MainSource Financial Group, Inc. dated July 19, 2010 (incorporated by reference to Exhibit 3.1 to the Report on Form 8‑K of the registrant filed July 22, 2010 with the Commission (Commission File No. 0‑12422)).

4.1Indenture dated as of December 19, 2002 between the Registrant, as issuer, and State Street Bank and Trust Company of Connecticut, N.A., as trustee, re: floating rate junior subordinated deferrable interest debentures due 2032 (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10‑K of the registrant for the fiscal year ended December 31, 2002 filed March 28, 2003 with the Commission (Commission File No. 0‑12422)).

4.2Amended and Restated Declaration of Trust dated as of December 19, 2002 among State Street Bank and Trust Company of Connecticut, N.A., as institutional trustee, the Registrant, as sponsor, and James L. Saner Sr., Donald A. Benziger and James M. Anderson, as administrators (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10‑K of the registrant for the fiscal year ended December 31, 2002 filed March 28, 2003 with the Commission (Commission File No. 0‑12422)).

4.3Guarantee Agreement dated as of December 19, 2002 between the Registrant, and State Street Bank and Trust Company of Connecticut, N.A (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10‑K of the registrant for the fiscal year ended December 31, 2002 filed March 28, 2003 with the Commission (Commission File No. 0‑12422)).

4.4Indenture dated as of April 1, 2003 between the Registrant, as issuer, and U.S. Bank, N.A., as trustee, re: floating rate junior subordinated deferrable interest debentures due 2033 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10‑Q of the registrant for the quarter ended June 30, 2003 filed August 14, 2003 with the Commission (Commission File No. 0‑12422)).

4.5Amended and Restated Declaration of Trust dated as of April 1, 2003 among U.S. Bank, N.A., as institutional trustee, the Registrant, as sponsor, and James L. Saner Sr., Donald A. Benziger and James M. Anderson, as administrators (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10‑Q of the registrant for the quarter ended June 30, 2003 filed August 14, 2003 with the Commission (Commission File No. 0‑12422)).

4.6Guarantee Agreement dated as of April 1, 2003 between the Registrant, and U.S. Bank, N.A (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10‑Q of the registrant for the quarter ended June 30, 2003 filed August 14, 2003 with the Commission (Commission File No. 0‑12422)).

4.7Indenture dated as of June 12, 2003 between the Registrant, as issuer, and The Bank of New York, as trustee, re: rate junior subordinated deferrable interest debentures due (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10‑Q of the registrant for the quarter ended June 30, 2003 filed August 14, 2003 with the Commission (Commission File No. 0‑12422)).

4.8Amended and Restated Declaration of Trust dated as of June 12, 2003 among The Bank of New York, as institutional trustee, the Registrant, as sponsor, and James L. Saner Sr., Donald A. Benziger and James M. Anderson, as administrators (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10‑Q of the registrant for the quarter ended June 30, 2003 filed August 14, 2003 with the Commission (Commission File No. 0‑12422)).

4.9Guarantee Agreement dated as of June 12, 2003 between the Registrant, and The Bank of New York (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10‑Q of the registrant for the quarter ended June 30, 2003 filed August 14, 2003 with the Commission (Commission File No. 0‑12422)).

4.10Form of Amended and Restated Declaration of Trust dated as of October 13, 2006, of MainSource Statutory Trust IV, among MainSource Financial Group, Inc. as sponsor, Wells Fargo Delaware Trust Company as Delaware trustee and Wells Fargo Bank, National Association, as institutional trustee (incorporated by reference to Exhibit 10.1 to the periodic report on Form 8‑K of the registrant filed October 17, 2006 with the Commission (Commission File No. 0‑12422)).

4.11Form of Indenture dated as of October 13, 2006, between MainSource Financial Group, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.2 to the periodic report on Form 8‑K of the registrant filed October 17, 2006 with the Commission (Commission File No. 0‑12422)).

4.12Form of Guarantee Agreement dated as of October 13, 2006, between MainSource Financial Group, Inc., as guarantor, and Wells Fargo Bank, National Association, as guarantee trustee (incorporated by reference to Exhibit 10.3 to the periodic report on Form 8‑K of the registrant filed October 17, 2006 with the Commission (Commission File No. 0‑12422)).

4.13Warrant for the Purchase of Shares of MainSource Financial Group, Inc. Common Stock (incorporated by reference to Exhibit 4.2 to the Report on Form 8‑K of the registrant filed January 20, 2009 with the Commission (Commission File No. 0‑12422)).

10.1Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10‑K of the registrant for the fiscal year ended December 31, 2003 filed March 12, 2004 with the Commission (Commission File No. 0‑12422)).*

10.2Form of Stock Option Agreement Under 2003 Stock Option Plan for Directors of Registrant dated May 19, 2003 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10‑K of the registrant for the fiscal year ended December 31, 2003 filed March 12, 2004 with the Commission (Commission File No. 0‑12422)).*

10.3Form of Stock Option Agreement Under 2003 Stock Option Plan for Officers of Registrant (incorporated by reference to Exhibit 10.1 to the Report on Form 8‑K of the registrant filed February 24, 2005 with the Commission (Commission File No. 0‑12422)).*

10.4Letter Agreement between MainSource Financial Group, Inc. and Archie M. Brown, Jr. (incorporated by reference to Exhibit 10.1 to the Report on Form 8‑K of the registrant filed July 24, 2008 with the Commission (Commission File No. 0‑12422)).*

10.5Form of Indemnification Agreement for Directors and Certain Officers of Registrant (incorporated by reference to Exhibit 10.1 to the Report on Form 8‑K of the registrant filed February 24, 2005 with the Commission (Commission File No. 0‑12422)).

10.6Registrant’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Report on Form 10‑K of the registrant for the year ending December 31, 2007, filed March 17, 2008 with the Commission (Commission File No. 0‑12422)).*

10.7Form of Award Agreement for Archie M. Brown, Jr. under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Report on Form 8‑K of the registrant filed July 24, 2008 with the Commission (Commission File No. 0‑12422)).*

10.8Form of Stock Award Agreement under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (for Executives) (incorporated by reference to Exhibit 10.1 to the Report on Form 8‑K of the registrant filed February 27, 2009 with the Commission (Commission File No. 0‑12422)).*

10.9Form of Restricted Stock Award Agreement (for Executives) under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q of the registrant filed on August 8, 2011, for the quarter ending June 30, 2011, with the Commission (Commission File No. 0‑12422)).*

10.10Change in Control Agreement with Archie M. Brown, Jr. dated November 14, 2011 (incorporated by reference to Exhibit 99.1 to the Report on Form 8‑K of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0‑12422)).*

10.11Change in Control Agreement with James M. Anderson dated November 14, 2011 (incorporated by reference to Exhibit 99.2 to the Report on Form 8‑K of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0‑12422)).*

10.12Change in Control Agreement with Daryl R. Tressler dated November 14, 2011 (incorporated by reference to Exhibit 99.3 to the Report on Form 8‑K of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0‑12422)).*

10.13Change in Control Agreement with William J. Goodwin dated November 14, 2011 (incorporated by reference to Exhibit 99.4 to the Report on Form 8‑K of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0‑12422)).*

10.14Change in Control Agreement with Chris Harrison dated May 4, 2012(incorporated by reference to Exhibit 10.1 to the Report on Form 8‑K of the registrant filed on May 10, 2012 with the Commission (Commission File No. 0‑12422)).*

10.15Short‑Term Incentive Plan, Effective January 1, 2014 (incorporated by reference to Exhibit 10.1 to the Report on Form 8‑K of the registrant filed on December 23, 2014 with the Commission (Commission File No. 0‑12422)).*

10.16MainSource Finanacial Group, Inc. 2015 Stock Incentive Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the registrant filed on May 8, 2015 with the Commission (Commission File No. 0-12422)).*

10.17Form of Performance Share Unit Award Agreement under the MainSource Financial Group, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q of the registrant filed on May 8, 2015 with the Commission (Commission File No. 0-12422)).*

10.18Form of Restricted Stock Award Agreement under the MainSource Financial Group, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q of the registrant filed on August 6, 2015 with the Commission (Commission File No. 0-12422)).*

10.19Form of Voting Agreement dated November 23, 2015 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed on November 24, 2015 with the Commission (Commission File No. 0-12422)).

14Code of Conduct.

21List of subsidiaries of the Registrant.

23.1Consent of Crowe Horwath LLP.

31.1Certification pursuant to Section 302 of Sarbanes‑Oxley Act of 2002 by Chief Executive Officer

31.2Certification pursuant to Section 302 of Sarbanes‑Oxley Act of 2002 by Chief Financial Officer

32.1Certification pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, by Chief Executive Officer

32.2Certification pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, by Chief Financial Officer

101The following financial statements and notes from the MainSource Financial Group Annual Report on Form 10‑K for the year ended December 31, 2015, formatted in XBRL pursuant to Rule 405 of Regulation S‑T: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flow; and (vi) the Notes to the condensed consolidated financial statements.

*A management contract or compensatory plan or agreement.

(b)Exhibits

Reference is made to Item 15(a)(3) above.

(c)Schedules

None required.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 2016.

MAINSOURCE FINANCIAL GROUP, INC.

/s/ Archie M. Brown, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10‑K has been signed by the following persons on behalf of the registrant and in the capacities with the Company and on the dates indicated.

Signature		Capacity	Date

/s/	William G. Barron
	William G. Barron	Director	March 11, 2016

/s/	Vince A. Berta
	Vince A. Berta	Director	March 11, 2016

/s/	Brian J. Crall
	Brian J. Crall	Lead Director	March 11, 2016

/s/	D.J. Hines
	D.J. Hines	Director	March 11, 2016

/s/	Erin Hoeflinger
	Erin Hoeflinger	Director	March 11, 2016

/s/	Thomas M. O’Brien
	Thomas M. O’Brien	Director	March 11, 2016

/s/	Kathleen L. Bardwell
	Kathleen L. Bardwell	Director	March 11, 2016

/s/	Lawrence R. Rueff DVM
	Lawrence R. Rueff DVM	Director	March 11, 2016

/s/	John G. Seale
	John G. Seale	Director	March 11, 2016

/s/	Charles J. Thayer
	Charles J. Thayer	Director	March 11, 2016

/s/	James M. Anderson
	James M. Anderson	Executive Vice President and Chief	March 11, 2016
Financial Officer
(Principal Financial Officer)

/s/	Patrick A. Weigel
	Patrick A. Weigel	Vice President, Controller	March 11, 2016
(Principal Accounting Officer)

/s/	Archie M. Brown, Jr.
	Archie M. Brown, Jr.	President, Chief Executive Officer and	March 11, 2016
Chairman of the Board
(Principal Executive Officer)