Form 10-Q
period 2016-03-31
MAINSOURCE FINANCIAL GROUP
filed 2016-05-09
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of May 9, 2016 there were outstanding 21,634,691 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except share and per share data)

Item 1. Financial Statements

	March 31,	December 31,
	2016	2015
Assets
Cash and due from banks	$56,906	$56,104
Money market funds and federal funds sold	15,096	11,474
Cash and cash equivalents	72,002	67,578
Interest bearing time deposits	1,715	1,960
Securities available for sale	937,719	925,279
Loans held for sale	5,514	7,533
Loans, net of allowance for loan losses of $21,079 and $22,020	2,138,918	2,133,372
FHLB and other stock, at cost	14,583	11,300
Premises and equipment, net	64,380	62,973
Goodwill	75,953	75,953
Purchased intangible assets	4,334	4,662
Cash surrender value of life insurance	62,753	62,451
Interest receivable and other assets	36,405	32,347
Total assets	$3,414,276	$3,385,408
Liabilities
Deposits
Noninterest bearing	$647,187	$641,439
Interest bearing	1,997,657	2,009,336
Total deposits	2,644,844	2,650,775
Other borrowings	31,159	28,363
Federal Home Loan Bank (FHLB) advances	285,557	269,488
Subordinated debentures	41,239	41,239
Other liabilities	17,273	14,183
Total liabilities	3,020,072	3,004,048

Shareholders’ equity
Preferred stock, no par value
Authorized shares — 400,000
Issued shares — 0
Outstanding shares — 0
Aggregate liquidation preference $0	—	—
Common stock $.50 stated value:
Authorized shares — 100,000,000
Issued shares — 22,290,617 and 22,266,107
Outstanding shares — 21,627,452 and 21,579,575	11,222	11,201
Treasury stock — 663,165 and 686,532 shares, at cost	(11,412)	(11,812)
Additional paid-in capital	247,869	247,629
Retained earnings	127,243	121,718
Accumulated other comprehensive income	19,282	12,624
Total shareholders’ equity	394,204	381,360
Total liabilities and shareholders’ equity	$3,414,276	$3,385,408

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share data)

	Unaudited
	Three months ended
	March 31,
	2016	2015
Interest income
Loans, including fees	$22,471	$21,396
Securities
Taxable	3,246	2,940
Tax exempt	2,987	2,905
Other interest income	42	26
Total interest income	28,746	27,267
Interest expense
Deposits	918	899
Federal Home Loan Bank advances	1,100	995
Subordinated debentures	343	309
Other borrowings	13	10
Total interest expense	2,374	2,213
Net interest income	26,372	25,054
Provision for loan losses	500	—
Net interest income after provision for loan losses	25,872	25,054
Non-interest income
Service charges on deposit accounts	4,682	4,621
Interchange income	2,635	1,961
Mortgage banking	1,790	1,855
Trust and investment product fees	1,210	1,206
Increase in cash surrender value of life insurance	302	313
Net realized gains on securities (includes $17 and $252 accumulated other comprehensive income (AOCI) reclassifications for realized net gains on available for sale securities)	17	252
Gain/(Loss) on sale and write-down of OREO	149	(11)
Other income	804	1,194
Total non-interest income	11,589	11,391
Non-interest expense
Salaries and employee benefits	14,860	13,977
Net occupancy	2,261	2,182
Equipment	3,063	2,732
Intangibles amortization	328	420
Telecommunications	369	438
Stationery printing and supplies	307	306
FDIC assessment	420	375
Marketing	654	562
Collection expense	252	256
Prepayment penalty on FHLB advance	—	2,364
Consultant expense	136	250
Interchange expense	813	575
Other expenses	2,694	2,590
Total non-interest expense	26,157	27,027
Income before income tax	11,304	9,418
Income tax expense (includes $6 and $86 income tax expense from AOCI reclassification items)	2,538	1,755
Net income attributable to common shareholders	$8,766	$7,663
Net income per common share:
Basic	$0.41	$0.35
Diluted	$0.40	$0.35
Dividend per share	$0.15	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

	(Unaudited)
	Three months ended
	March 31,
	2016	2015
Net income	$8,766	$7,663
Other comprehensive income:
Unrealized holding gains/(losses) on securities available for sale	10,259	5,612
Reclassification adjustment for (gains) included in net income	(17)	(252)
Tax effect	(3,584)	(1,822)
Other comprehensive income	6,658	3,538
Comprehensive income	$15,424	$11,201

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	(Unaudited)
	Three months ended
	March 31,
	2016	2015
Operating Activities
Net income	$8,766	$7,663
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	500	—
Depreciation expense	1,709	1,551
Amortization of mortgage servicing rights	286	355
Securities amortization, net	1,170	646
Amortization of purchased intangible assets	328	420
Earnings on cash surrender value of life insurance policies	(302)	(313)
Gain on life insurance benefit	—	(297)
Securities gains, net	(17)	(252)
Gain on loans sold	(1,413)	(1,298)
Loans originated for sale	(42,816)	(57,395)
Proceeds from loan sales	46,248	57,625
Stock based compensation expense	197	195
Stock portion of director retainer fee expense	89	90
(Gain)/Loss on sale and write-down of OREO	(149)	11
Change in other assets and liabilities	(4,887)	1,031
Net cash provided by operating activities	9,709	10,032
Investing Activities
Net change in short term investments	245	245
Purchases of securities available for sale	(35,903)	(66,979)
Proceeds from calls, maturities, and payments on securities available for sale	28,317	29,783
Proceeds from sales of securities available for sale	4,235	38,842
Loan originations and payments, net	(6,583)	(23,822)
Purchases of premises and equipment	(3,116)	(1,684)
Proceeds from sale of OREO	735	632
Purchase of restricted stock	(3,283)	—
Proceeds from life insurance benefit	—	1,084
Net cash used by investing activities	(15,353)	(21,899)
Financing Activities
Net change in deposits	(5,931)	6,913
Net change in other borrowings	2,796	(5,831)
Proceeds from FHLB advances	260,000	165,000
Repayment of FHLB advances	(243,931)	(143,933)
Cash dividends on common stock	(3,241)	(2,821)
Purchase of treasury shares	(95)	(520)
Proceeds from exercise of stock options, including tax benefit	470	124
Net cash provided by financing activities	10,068	18,932
Net change in cash and cash equivalents	4,424	7,065
Cash and cash equivalents, beginning of period	67,578	62,485
Cash and cash equivalents, end of period	$72,002	$69,550
Supplemental cash flow information
Interest paid	$2,368	$2,258
Income taxes paid	851	—
Supplemental non cash disclosure
Loan balances transferred to foreclosed real estate	537	156
Loan balances transferred to loans held for sale	—	11,356

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except share and per share data)

NOTE 1 - BASIS OF PRESENTATION

The significant accounting policies followed by MainSource Financial Group, Inc. (“Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared according to accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. The interim statements do not include all information and footnotes normally included in the annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature. Some items in prior period financial statements were reclassified to conform to current presentation. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Adoption of New Accounting Standards and Newly-Issued, Not Yet Effective Accounting Standards

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.”   ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  It also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  This ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2016-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. This ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued.  The Company will be implementing this ASU with the acquisition of Cheviot Financial Corp in the second quarter of 2016.  (See Note 12 – Acquisitions).

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).”  ASU 2016-02 requires lessees and lessors to classify leases as either capital leases or operating leases.  ASU 2016-02 also requires lessees to recognize assets and liabilities for all leases with the exception of short term leases.  There are  new disclosure requirements for these leases which will provide users of financial statements with information to understand the amount, timing, and uncertainty of cash flows arising from leases.  ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The Company will be assessing the impact of ASU 2016-02 over the next several years.

In March 2016, the FASB issued (ASU) No. 2016-09 “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. ASU 2016-09 is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company is assessing the impact of ASU 2016-09 on its accounting and disclosures.

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

The following table summarizes stock option activity:

	Three Months Ended
	March 31, 2016
		Weighted
		Average
		Exercise
Options (restated for stock dividends and splits)	Shares	Price
Outstanding, beginning of year	310,665	$12.83
Granted	—	—
Exercised	(28,075)	15.20
Forfeited or expired	(2,625)	18.04
Outstanding at end of year	279,965	$12.54
Exercisable at year end	238,715	$12.10
Fully vested and expected to vest	277,754	$12.52

The following table details stock options outstanding:

	March 31,	December 31,
	2016	2015
Stock options vested and currently exercisable:
Number	238,715	269,415
Weighted average exercise price	$12.10	$12.48
Aggregate intrinsic value	$2,145	$2,801
Weighted average remaining life (in years)	3.7	3.6

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $22 and $43 in stock compensation expense during the three months ended March 31, 2016 and 2015, respectively to salaries and employee benefits. There have been no options granted in the first quarter of 2016 or 2015.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2016 and beyond is estimated as follows:

Year	(in thousands)
April 2016 - December 2016	$64
2017	35

During 2015 and the first quarter of 2016, the Executive Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers and other employees pursuant to the Company’s Long Term Incentive Plan (“LTIP”). Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The restricted stock awards for employees vest as follows — 100% on the third anniversary of the date of grant. A total of 24,152 shares of common stock were granted in the first quarter of 2016 at a weighted average cost of $21.47 per share.  A total of 11,171 shares of common stock were granted in the first quarter of 2015 at a weighted average cost of $19.57 per share.

A summary of changes in the Company’s nonvested restricted shares for 2016 follows:

		Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2016	101,631	$16.57
Granted	24,152	21.47
Vested	(1,000)	13.67
Forfeited	—	—
Nonvested at March 31, 2016	124,783	$17.54

As of March 31, 2016, there was $908 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the 2015 Plan that will be recognized over the remaining vesting period of approximately 1.9 years. The recognized compensation costs related to the plans were $149 and $152 for the three month periods ending March 31, 2016 and 2015 respectively.

Additionally, in the first quarters of 2016 and 2015, the Committee voted to grant performance share units to certain executive officers pursuant to the Company’s LTIP.  The Committee established performance measures, goals and payout calibration for the Performance Share Units. At the end of each three-year performance period, the Committee will certify the results of the performance measures and goals and will pay the earned awards out in cash or shares of Company common stock. Dividends earned during each three-year performance period will be accrued and paid at the end of the performance period, based upon the final number of shares earned. The performance measures and goals are based on financial and shareholder measures, and are evaluated relative to internal goals and the performance of the Company’s peers. Once the performance measures and goals were established, the Committee established threshold, target and superior levels of performance. The LTIP payout of shares will begin once the Company achieves the pre-established threshold (thus, no payout will occur if the performance is equal to or below the threshold). Each executive’s target payout is achieved once the performance equals the target level, and the maximum payout is achieved once the performance equals the superior level (with interpolation between discrete points).

Performance	Payout
Threshold	0%
Target	100%
Superior	150%

The grant of Performance Share Units by the Committee is evidenced by an award agreement between the executive and the Company which provides that each executive will receive shares of Company stock when the Company’s actual performance as compared to its peers and long-term goals exceeds certain thresholds, determined as of December 31, 2017 or 2018, provided the executive remains employed by the Company on such date. The executive’s eligibility for the payout of shares is determined based on the following measures:

		Evaluated
Performance Measure	Weight	vs.
Return on Assets	50%	Peer
Total Shareholder Return	25%	Peer
Earnings Per Share	25%	Goal

The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The performance share units are earned over the three year period of the award. A total of 16,152 performance share units were granted in the first quarter of 2016 at a weighted average cost of $21.41 per share.  A total of 11,171 performance share units were granted in the first quarter of 2015 at a weighted average cost of $19.57 per share.  Compensation expense is recognized over the three year performance period of the awards based on the fair value of the stock at the issue date and the anticipated achievement level of the target performance.  Quarterly, the performance measures will be reevaluated and adjustments made to the expense recorded in the financial statements, if needed, to reflect the new revised achievement levels.  $26 and $0 of expense was recognized on these awards in the first quarter of 2016 and 2015.  A total of $557 will be expensed in future periods if the Target level is achieved.

In the second quarter of 2015, members of the Board of Directors received their entire annual retainer in restricted Company stock for the following Board year ended with the 2016 annual meeting of shareholders. The 2015 award vests quarterly for all directors who remained on the Board of Directors on the vesting date, with 25% of the award vesting on each of May 1, August 1, and November 1, 2015, and February 1, 2016. The value of the 2015 retainer award was determined by multiplying the award amount by the closing price of the stock on the date of the 2015 annual meeting of shareholders.  Due to the addition of two new directors to the Board of Directors during the second half of 2015 and the first quarter of 2016, additional shares were granted to these individuals upon their joining the Board of Directors.  The shares granted were based on each new director’s pro rata time on the Board.

For all awards, other expense is recognized over the three month period of the awards based on the fair value of the stock at the issue dates. Shares awarded by quarter were as follows:

Quarter		Shares	Price per Share
2015	2Q	14,084	$19.89
2015	4Q	1,341	19.89
2016	1Q	358	19.89

A total of $89 and $90 was recognized as other expense in the first quarter of 2016 and 2015 respectively.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of March 31, 2016
Available for Sale
U. S. government agency	$473	$13	$—	$486
State and municipal	329,661	19,779	(35)	349,405
Mortgage-backed securities-residential (Government Sponsored Entity)	348,661	6,337	—	354,998
Collateralized mortgage obligations (Government Sponsored Entity)	218,048	3,851	(281)	221,618
Equity securities	4,689	—	—	4,689
Other securities	6,523	—	—	6,523
Total available for sale	$908,055	$29,980	$(316)	$937,719

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of December 31, 2015
Available for Sale
U. S. government agency	$499	$5	$—	$504
State and municipal	332,999	17,802	(68)	350,733
Mortgage-backed securities-residential (Government Sponsored Entity)	332,525	2,199	(644)	334,080
Collateralized mortgage obligations (Government Sponsored Entity)	228,621	1,966	(1,838)	228,749
Equity securities	4,689	—	—	4,689
Other securities	6,524	—	—	6,524
Total available for sale	$905,857	$21,972	$(2,550)	$925,279

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity or with no maturity are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$13,327	$13,451
One through five years	50,056	52,486
Six through ten years	129,180	137,543
After ten years	144,094	152,934
Mortgage-backed securities-residential (Government Sponsored Entity)	348,661	354,998
Collateralized mortgage obligations (Government Sponsored Entity)	218,048	221,618
Equity securities	4,689	4,689
Total available for sale securities	$908,055	$937,719

Proceeds from sales of securities available for sale were $4,235 and $38,842 for the three months ended March 31, 2016 and 2015, respectively. Gross gains of $17 and $252 and gross losses of $0 and $0 were realized on these sales during 2016 and 2015, respectively.

Below is a summary of securities with unrealized losses as of March 31, 2016 and December 31, 2015 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
March 31, 2016		Unrealized		Unrealized		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U. S. government agency	$—	$—	$—	$—	$—	$—
State and municipal	4,428	(24)	622	(11)	5,050	(35)
Mortgage-backed securities-residential (Government Sponsored Entity)	—	—	—	—	—	—
Collateralized mortgage obligations (Government Sponsored Entity)	—	—	42,245	(281)	42,245	(281)
Other securities	—	—	—	—	—	—
Total temporarily impaired	$4,428	$(24)	$42,867	$(292)	$47,295	$(316)

	Less than 12 months		12 months or longer		Total
December 31, 2015		Unrealized		Unrealized		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U. S. government agency	$—	$—	$—	$—	$—	$—
State and municipal	$4,802	(33)	1,367	(35)	6,169	(68)
Mortgage-backed securities-residential (Government Sponsored Entity)	168,950	(644)	—	—	168,950	(644)
Collateralized mortgage obligations (Government Sponsored Entity)	53,324	(591)	52,061	(1,247)	105,385	(1,838)
Other securities	—	—	—	—	—	—
Total temporarily impaired	$227,076	$(1,268)	$53,428	$(1,282)	$280,504	$(2,550)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities are generally evaluated for OTTI under ASC 320. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations,that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC 325-10.

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

As of March 31, 2016, the Company’s securities portfolio consisted of 966 securities, 19 of which were in an unrealized loss position.  Unrealized losses on state and municipal securities of $35 have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to changes in interest rates. The Company monitors the financial condition of these issuers. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

At March 31, 2016, almost all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2016.

The Company’s collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations with a market value of $42,245 which had unrealized losses of approximately $281 at March 31, 2016. As noted above, the decline in fair value is attributable to changes in interest rates and illiquidity and not credit quality. The Company monitors to insure it has adequate credit support and as of March 31, 2016, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. All securities are investment grade.

NOTE 4 - LOANS AND ALLOWANCE

Loans were as follows:

	March 31,	December 31,
	2016	2015
Commercial
Commercial and industrial	$375,427	$380,960
Agricultural	65,010	64,704
Commercial Real Estate
Farm	106,825	97,916
Hotel	76,898	72,193
Construction and development	58,076	77,394
Other	693,118	678,381
Residential
1-4 family	441,446	438,808
Home equity	284,980	288,265
Consumer
Direct	57,779	56,312
Indirect	438	459
Total loans	2,159,997	2,155,392
Allowance for loan losses	(21,079)	(22,020)
Net loans	$2,138,918	$2,133,372

The Company purchased some financing receivables in the fourth quarter of 2014 and the third quarter of 2015. The investment by portfolio class at March 31, 2016 is as follows.  These loans are included in the above table and all other tables below in the recorded investment amount.

	March 31,	December 31,
	2016	2015
Commercial and industrial	$7,957	$9,406
Construction and development	3,356	3,666
Other real estate	74,155	81,831
1-4 family	44,526	46,967
Home equity	17,353	19,076
Direct	2,547	2,818
	$149,894	$163,764

The remaining discount on the above loans was $1,973 and $2,198 at March 31, 2016 and December 31, 2015 respectively.

Activity in the allowance for loan losses for the three months ended March 31, 2016 and 2015 was as follows:

		Commercial
2016	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, January 1	$6,511	$10,702	$3,859	$948	$22,020
Provision charged to expense	(110)	(587)	1,084	113	500
Losses charged off	(562)	(503)	(503)	(874)	(2,442)
Recoveries	150	56	113	682	1,001
Balance, March 31	$5,989	$9,668	$4,553	$869	$21,079

		Commercial
2015	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, January 1	$2,977	$15,605	$3,501	$1,167	$23,250
Provision charged to expense	773	(1,005)	173	59	—
Losses charged off	(107)	(58)	(494)	(697)	(1,356)
Recoveries	32	176	148	388	744
Balance, March 31	$3,675	$14,718	$3,328	$917	$22,638

The following table presents the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment method at March 31, 2016 and December 31, 2015.

		Commercial
March 31, 2016	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Ending Balance individually evaluated for impairment	$117	$460	$168	$—	$745
Ending Balance collectively evaluated for impairment	5,872	9,208	4,385	869	20,334
Total ending allowance balance	$5,989	$9,668	$4,553	$869	$21,079
Loans
Ending Balance individually evaluated for impairment	$764	$7,553	$8,897	$120	$17,334
Ending Balance collectively evaluated for impairment	439,673	927,364	717,529	58,097	2,142,663
Total ending loan balance excludes $6,228 of accrued interest	$440,437	$934,917	$726,426	$58,217	$2,159,997

		Commercial
December 31, 2015	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Ending Balance individually evaluated for impairment	$92	$1,166	$171	$—	$1,429
Ending Balance collectively evaluated for impairment	6,419	9,536	3,688	948	20,591
Total ending allowance balance	$6,511	$10,702	$3,859	$948	$22,020
Loans
Ending Balance individually evaluated for impairment	$812	$8,909	$9,155	$113	$18,989
Ending Balance collectively evaluated for impairment	444,852	916,975	717,918	56,658	2,136,403
Total ending loan balance excludes $5,878 of accrued interest	$445,664	$925,884	$727,073	$56,771	$2,155,392

The allowance for loans collectively evaluated for impairment consists of reserves on groups of similar loans based on historical loss experience adjusted for other factors, as well as reserves on certain loans that are classified but determined not to be impaired based on an analysis which incorporates probability of default with a loss given default scenario. The reserves on these loans totaled $1,347 at March 31, 2016 and $1,583 at December 31, 2015.

The recorded investment in loans excludes accrued interest receivable due to immateriality.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2016 and December 31, 2015.  Performing troubled debt restructurings totaling $2,717 and $2,760 were excluded as allowed by ASC 310-40.

			Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
March 31, 2016	Balance	Investment	Allocated
With an allowance recorded
Commercial
Commercial and industrial	$185	$185	$117
Agricultural	—	—	—
Commercial Real Estate
Farm	—	—	—
Hotel	—	—	—
Construction and development	—	—	—
Other	1,259	1,132	460
Residential
1-4 Family	1,282	1,230	165
Home Equity	157	124	3
Consumer
Direct	—	—	—
Indirect	—	—	—
Subtotal — impaired with allowance recorded	2,883	2,671	745
With no related allowance recorded
Commercial
Commercial and industrial	$652	$571	$—
Agricultural	7	7	—
Commercial Real Estate
Farm	529	295	—
Hotel	—	—	—
Construction and development	243	185	—
Other	4,434	3,225	—
Residential
1-4 Family	6,021	5,206	—
Home Equity	2,590	2,337	—
Consumer
Direct	124	118	—
Indirect	2	2	—
Subtotal — impaired with no allowance recorded	14,602	11,946	—
Total impaired loans	$17,485	$14,617	$745

			Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
December 31, 2015	Balance	Investment	Allocated
With an allowance recorded
Commercial
Commercial and industrial	$150	$150	$92
Agricultural	—	—	—
Commercial Real Estate
Farm	—	—	—
Hotel	—	—	—
Construction and development	—	—	—
Other	2,480	2,363	1,166
Residential
1-4 Family	1,357	1,309	167
Home Equity	159	159	4
Consumer
Direct	—	—	—
Indirect	—	—	—
Subtotal — impaired with allowance recorded	4,146	3,981	1,429
With no related allowance recorded
Commercial
Commercial and industrial	$676	$655	$—
Agricultural	7	7	—
Commercial Real Estate
Farm	496	309	—
Hotel	—	—	—
Construction and development	189	186	—
Other	4,429	3,291	—
Residential
1-4 Family	6,718	5,391	—
Home Equity	2,589	2,296	—
Consumer
Direct	126	113	—
Indirect	—	—	—
Subtotal — impaired with no allowance recorded	15,230	12,248	—
Total impaired loans	$19,376	$16,229	$1,429

The following tables present the average balance of impaired loans and interest income and cash basis interest recognized for the three months ending March 31, 2016 and March 31, 2015, excluding performing troubled debt restructurings as allowed by ASC 310-40.

	Average	Interest	Cash Basis
	Balance	Income	Income
Three months ended March 31, 2016	Impaired Loans	Recognized	Recognized
Commercial
Commercial and industrial	$781	$13	$13
Agricultural	7	—	—
Commercial Real Estate
Farm	302	—	—
Hotel	—	—	—
Construction and development	185	—	—
Other	5,006	26	26
Residential
1-4 family	6,568	10	10
Home equity	2,458	5	5
Consumer
Direct	115	4	4
Indirect	1	1	1
Total loans	$15,423	$59	$59

	Average	Interest	Cash Basis
	Balance	Income	Income
Three months ended March 31, 2015	Impaired Loans	Recognized	Recognized
Commercial
Commercial and industrial	$834	$2	$2
Agricultural	75	—	—
Commercial Real Estate
Farm	444	4	4
Hotel	7,126	—	—
Construction and development	38	47	47
Other	5,210	25	25
Residential
1-4 family	7,712	21	21
Home equity	1,734	4	4
Consumer
Direct	106	4	4
Indirect	4	3	3
Total loans	$23,283	$110	$110

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2016 and December 31, 2015:

			Past due over
			90 days and
	Non-accrual		still accruing
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015

Commercial
Commercial and industrial	$625	$654	$—	$—
Agricultural	7	7	—	—
Commercial Real Estate
Farm	295	308	—	—
Hotel	—	—	—	—
Construction and development	143	144	—	—
Other	3,469	4,791	—	—
Residential
1-4 Family	5,056	5,211	—	—
Home Equity	1,638	1,639	—	—
Consumer
Direct	95	89	—	—
Indirect	2	—	—	—
Total	$11,330	$12,843	$—	$—

The following tables present the aging of the recorded investment in past due loans as of March 31, 2016 and December 31, 2015 by class of loans:

				Greater than
	Total	30-59 Days	60-89 Days	90 Days	Total	Loans Not
March 31, 2016	Loans	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial
Commercial and industrial	$375,427	$1,283	$48	$196	$1,527	$373,900
Agricultural	65,010	63	—	8	71	64,939
Commercial Real Estate
Farm	106,825	—	6	184	190	106,635
Hotel	76,898	—	—	—	—	76,898
Construction and development	58,076	32	—	126	158	57,918
Other	693,118	629	370	1,756	2,755	690,363
Residential
1-4 Family	441,446	3,425	385	2,564	6,374	435,072
Home Equity	284,980	392	172	1,094	1,658	283,322
Consumer
Direct	57,779	150	—	43	193	57,586
Indirect	438	—	—	2	2	436
Total — excludes $6,228 of accrued interest	$2,159,997	$5,974	$981	$5,973	$12,928	$2,147,069

				Greater than
	Total	30-59 Days	60-89 Days	90 Days	Total	Loans Not
December 31, 2015	Loans	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial
Commercial and industrial	$380,960	$93	$—	$249	$342	$380,618
Agricultural	64,704	20	—	7	27	64,677
Commercial Real Estate
Farm	97,916	—	—	119	119	97,797
Hotel	72,193	—	13	—	13	72,180
Construction and development	77,394	—	67	144	211	77,183
Other	678,381	873	102	2,601	3,576	674,805
Residential
1-4 Family	438,808	3,726	1,904	2,771	8,401	430,407
Home Equity	288,265	410	446	1,133	1,989	286,276
Consumer
Direct	56,312	40	65	68	173	56,139
Indirect	459	2	—	—	2	457
Total — excludes $5,878 of accrued interest	$2,155,392	$5,164	$2,597	$7,092	$14,853	$2,140,539

Troubled Debt Restructurings

From time to time, the terms of certain loans are modified as troubled debt restructurings. The modification of the terms of such loans include one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The total of troubled debt restructurings at March 31, 2016 and December 31, 2015 was $7,805 and $8,389 respectively. The Company has allocated $488 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2016. The Company has committed to lend additional amounts totaling $0 to customers with outstanding loans that are classified as troubled debt restructurings. At December 31, 2015, the comparable numbers were $863 of specific reserves and $0 of commitments.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending March 31, 2016:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the three months ended March 31, 2016	Number of Loans	Investment	Investment
Residential
Home Equity	4	76	76
Total	4	$76	$76

There were no new TDRs that occurred during the three month period ending March 31, 2015.

There were no troubled debt restructurings where there was a payment default within twelve months following the modification during the three month periods ending March 31, 2016 or 2015.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  The troubled debt restructurings that subsequently defaulted described above did not increase the allowance for loan losses or result in any charge offs during the three month period ending March 31, 2016 and 2015, respectively.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

The terms of certain other loans were modified during the three month periods ending March 31, 2016 and 2015 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment of $983 and $151 at March 31, 2016 and 2015 respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be significant.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of the borrower to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes commercial and commercial real estate loans individually by classifying the loans as to credit risk. This analysis includes credit relationships with an outstanding balance greater than $1 million on an annual basis. Only credit relationships over $250 are risk graded.  The Company uses the following definitions for risk ratings:

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

As of March 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
March 31, 2016	Pass	Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$331,350	$3,617	$6,550	$579
Agricultural	58,598	—	—	—
Commercial Real Estate
Farm	86,009	241	700	295
Hotel	76,607	—	291	—
Construction and development	40,003	—	2,182	113
Other	592,911	7,938	5,393	2,495
Total	$1,185,478	$11,796	$15,116	$3,482

At December 31, 2015, the risk category of loans by class of loans was as follows:

		Special
December 31, 2015	Pass	Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$338,436	$8,324	$636	$555
Agricultural	58,253	—	—	—
Commercial Real Estate
Farm	75,924	328	713	308
Hotel	72,193	—	—	—
Construction and development	60,246	—	2,499	113
Other	576,619	10,367	3,309	3,811
Total	$1,181,671	$19,019	$7,157	$4,787

Loans not analyzed individually as part of the above described process are classified by delinquency. These loans are primarily smaller (<$250) commercial, smaller commercial real estate (<$250), residential mortgage and consumer loans. All commercial, commercial real estate, consumer loans fully or partially secured by 1-4  family residential real estate that are 60-89 days will be classified as Watch. If loans are greater than 90 days past due, they will be classified as Substandard. Smaller commercial and commercial real estate loans on non-accrual are included in the non-accrual tables above.  Consumer loans not secured by 1-4 family residential real estate that are 60-119 days past due will be classified Substandard while loans greater than 119 days will be classified as Loss. As of March 31, 2016 and December 31, 2015, the grading of loans by category of loans is as follows:

March 31, 2016	Performing	Watch	Substandard
Commercial
Commercial and industrial	$33,272	$13	$46
Agricultural	6,405	—	7
Commercial Real Estate
Construction and development	15,748	—	30
Farm	19,574	6	—
Other	83,285	125	971
Total	$158,284	$144	$1,054

December 31, 2015	Performing	Watch	Substandard
Commercial
Commercial and industrial	$32,910	$—	$99
Agricultural	6,444	—	7
Commercial Real Estate
Construction and development	14,438	67	31
Farm	20,643	—	—
Other	83,193	102	980
Total	$157,628	$169	$1,117

March 31, 2016	Performing	Watch	Substandard
Residential
1-4 family	$438,497	$385	$2,564
Home equity	283,714	172	1,094
Total	$722,211	$557	$3,658

March 31, 2016	Performing	Substandard	Loss
Consumer
Direct	$57,737	$30	$12
Indirect	436	—	2
Total	$58,173	$30	$14

December 31, 2015	Performing	Watch	Substandard
Residential
1-4 family	$434,133	$1,904	$2,771
Home equity	286,686	446	1,133
Total	$720,819	$2,350	$3,904

December 31, 2015	Performing	Substandard	Loss
Consumer
Direct	$56,179	$101	$32
Indirect	459	—	—
Total	$56,638	$101	$32

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned is recorded in other assets on the balance sheet.  Activity in other real estate owned was as follows:

	Three months ended March 31,
	2016	2015
Beginning Balance	$1,959	$2,688
Transfer to other real estate owned	537	156
Sale — Out of other real estate owned	(586)	(643)
Write-down	(19)	—
Ending Balance	$1,891	$2,201

The value of the sale amount above is the carrying value of the property when it was sold.

Activity in the valuation account for other real estate was as follows:

	Three months ended March 31,
	2016	2015
Beginning Balance — January 1	$(217)	$(448)
Impairments during year	(19)	—
Recovery on impairments	—	—
Reductions	—	163
Ending Balance — March 31	$(236)	$(285)

Expenses related to foreclosed assets for the period ending March 31 include:

	Three months ended March 31,
	2016	2015
Write-downs	$19	$—
Losses/(gains)on sales	(168)	11
Net loss/(gain)	$(149)	$11
Operating expenses	$5	$36

Foreclosed residential real estate properties included in other real estate and repossessed assets on the Consolidated Balance Sheets totaled $946 and $915 at March 31, 2016 and December 31, 2015, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $2,114 and $2,407 at March 31, 2016 and December 31, 2015, respectively.

NOTE 6 — DEPOSITS & REPURCHASE AGREEMENTS

	March 31,	December 31,
	2016	2015
Non-interest-bearing demand	$647,187	$641,439
Interest-bearing demand	1,069,237	1,084,786
Savings	617,670	599,729
Certificates of deposit of $250 or more	68,163	73,493
Other certificates and time deposits	242,587	251,328
Total deposits	$2,644,844	$2,650,775

The Company has entered into repurchase agreements with some of its customers.  The agreements are one day in length.  At March 31, 2016, these agreements totaled $19,556 and were secured by a pledged amount of $46,600 of mortgage backed securities.  Management monitors the fair value of the securities on a regular basis. If the fair value of the securities declined to an amount approximating these agreements, more securities would be pledged.

NOTE 7 - EARNINGS PER SHARE

Earnings per common share (EPS) were computed as follows:

	March 31, 2016			March 31, 2015
	Net	Average	Share	Net	Average	Share
Three Months Ended March 31, 2016	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Common Share
Net income	$8,766	21,607,289	$0.41	$7,663	21,690,495	$0.35
Effect of dilutive warrants		161,675			130,274
Effect of dilutive stock options		104,074			94,665
Diluted Earnings Per Common Share
Net income attributable to common shareholders and assumed conversions	$8,766	21,873,038	$0.40	$7,663	21,915,434	$0.35

Stock options for 0 common shares in 2016 and stock options for 26,994 common shares in 2015 were not considered in computing diluted earnings per share because they were antidilutive.

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

The fair value of interest rate swaps are based on valuation models using observable market data as of the measurement date (Level 2).  The fair value of derivatives are classified as Interest receivable and other assets and Other liabilities on the balance sheet.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for-sale
U. S. government agency	$486	$—	$486	$—
States and municipal	349,405	—	338,976	10,429
Mortgage-backed securities — residential — Government Sponsored Entity	354,998	—	354,998	—
Collateralized mortgage obligations — Government Sponsored Entity	221,618	—	221,618	—
Equity securities	4,689	4,689	—	—
Other securities	6,523	—	—	6,523
Total investment securities available-for-sale	$937,719	$4,689	$916,078	$16,952

Mortgage banking derivatives	$725	—	$725	—

Interest rate swap asset	$3,610	—	$3,610	—
Interest rate swap liability	$(3,610)	—	$(3,610)	—

		Fair Value Measurements at December 31, 2015 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for-sale
U. S. government agency	$504	$—	$504	$—
States and municipal	350,733	—	339,875	10,858
Mortgage-backed securities — residential — Government Sponsored Entity	334,080	—	334,080	—
Collateralized mortgage obligations — Government Sponsored Entity	228,749	—	228,749	—
Equity securities	4,689	4,689	—	—
Other securities	6,524	—	—	6,524
Total investment securities available-for-sale	$925,279	$4,689	$903,208	$17,382

Mortgage banking derivative	$700	—	$700	—

Interest rate swap asset	$1,508	—	$1,508	—
Interest rate swap liability	$(1,508)	—	$(1,508)	—

There were no transfers between Level 1 and Level 2 during the first quarter of 2016 or 2015.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2016 and 2015:

Three months ended March 31:

States and municipal	2016	2015
Beginning balance, January 1	$10,858	$12,810
Total gains or losses (realized / unrealized)
Included in other comprehensive income	1	—
Settlements	(430)	(439)
Ending balance, March 31	$10,429	$12,371

Other securities	2016	2015
Beginning balance, January 1	$6,524	$2,503
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(1)	35
Ending balance, March 31	$6,523	$2,538

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial and industrial	$68			$68
Other real estate	438			438
Total impaired loans	$506			$506

Impaired servicing rights	$474			$474

		Fair Value Measurements at December 31, 2015 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial and industrial	$58			$58
Other real estate	1,082			1,082
Total impaired loans	$1,140			$1,140

Impaired servicing rights	$531			$531

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $945, with a valuation allowance of $439 at March 31, 2016. The Company recorded a charge of $125 to provision expense associated with these loans for the three months ended March 31, 2016.  The Company recorded a charge of $129 to provision expense associated with these loans for the three months ended March 31, 2015.  At December 31, 2015, impaired loans had a gross carrying amount of $2,393 with a valuation allowance of $1,253. A breakdown of these loans by portfolio class at March 31, 2016 is as follows:

	Gross	Valuation
	Balance	Allowance	Net
Commercial and industrial	$150	$82	$68
Other real estate	795	357	438

Ending Balance	$945	$439	$506

Impaired tranches of servicing rights were carried at a fair value of $474, which is made up of the gross outstanding balance of $674 net of a valuation allowance of $200.  No change occurred in the valuation allowance in the first quarters of 2016 or 2015. At December 31, 2015, impaired servicing rights were carried at a fair value of $531 which was made up of the gross outstanding balance of $731, net of a valuation allowance of $200.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015. Impaired commercial loans, commercial real estate loans, and other real estate owned that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.  The fair value of the mortgage servicing rights is valued based on present value of future cash flows to be received taking into account the coupon rate on the mortgage as well as estimated prepayment speeds.

	Fair Value	Valuation	Unobservable	Range/
March 31, 2016	(in thousands)	Technique(s)	Input(s)	Average
Impaired Loans:
Commercial and industrial	$68	Sales comparison approach	Adjustment for differences between comparable sales	10%
				10%	Avg
Other real estate	438	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	0%	-	20%
	$506			10%	Avg

Mortgage servicing rights	$474	Cash flow analysis	Discount rate	10%

	Fair Value	Valuation	Unobservable	Range/
December 31, 2015	(in thousands)	Technique(s)	Input(s)	Average
Impaired Loans:
Farm real estate	$58	Sales comparison approach	Adjustment for differences between comparable sales	10%
				10%	Avg
Other	1,082	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	0%	-	20%
	$1,140			10%	Avg

Mortgage servicing rights	$531	Cash flow analysis	Discount rate	10%

The carrying amounts and estimated fair values of financial instruments, not previously presented, is as follows:

	Carrying
March 31, 2016	Amount	Level 1	Level 2	Level 3		Total
Assets
Cash and cash equivalents	$72,002	$56,906	$15,096	$		$72,002
Interest bearing time deposits	1,715		1,715			1,715
Loans including loans held for sale, net	2,143,926		5,712		2,202,575	2,208,287
FHLB and other stock	14,583					N/A
Interest receivable	11,076		4,848		6,228	11,076
Liabilities
Deposits	(2,644,844)	(647,187)	(1,996,667)			(2,643,854)
Other borrowings	(31,159)		(31,159)			(31,159)
FHLB advances	(285,557)		(290,171)			(290,171)
Interest payable	(566)		(566)			(566)
Subordinated debentures	(41,239)		(24,212)			(24,212)

	Carrying
December 31, 2015	Amount	Level 1	Level 2	Level 3		Total
Assets
Cash and cash equivalents	$67,578	$56,104	$11,474	$		$67,578
Interest bearing time deposits	1,960		1,960			1,960
Loans including loans held for sale, net	2,139,765		7,726		2,187,366	2,195,092
FHLB and other stock	11,300					N/A
Interest receivable	10,779		4,901		5,878	10,779
Liabilities
Deposits	(2,650,775)	(641,439)	(2,007,405)			(2,648,844)
Other borrowings	(28,363)		(28,363)			(28,363)
FHLB advances	(269,488)		(270,977)			(270,977)
Interest payable	(560)		(560)			(560)
Subordinated debentures	(41,239)		(24,212)			(24,212)

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

Actual and required capital amounts and ratios are presented below:

			Required for		To Be
	Actual		Adequate Capital		Well Capitalized
March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$360,610	15.6%	$185,486	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	339,531	14.6	139,115	6.0	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	298,657	12.9	104,336	4.5	N/A	N/A
Tier 1 capital (to average assets)	339,531	10.2	132,833	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	332,608	14.3%	185,485	8.0%	231,856	10.0%
Tier 1 capital (to risk-weighted assets)	311,529	13.4	139,114	6.0	185,485	8.0
Common equity Tier 1 capital (to risk-weighted assets)	311,529	13.4	104,335	4.5	150,707	6.5
Tier 1 capital (to average assets)	311,529	9.4	132,542	4.0	165,678	5.0

			Required for		To Be
	Actual		Adequate Capital		Well Capitalized
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$356,210	15.5%	$184,170	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	334,190	14.5	138,127	6.0	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	293,316	12.7	103,595	4.5	N/A	N/A
Tier 1 capital (to average assets)	334,190	10.2	130,845	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$334,266	14.5%	184,168	8.0%	230,211	10.0%
Tier 1 capital (to risk-weighted assets)	312,246	13.6	138,126	6.0	184,168	8.0
Common equity Tier 1 capital (to risk-weighted assets)	312,246	13.6	103,595	4.5	149,637	6.5
Tier 1 capital (to average assets)	312,246	9.6	130,555	4.0	163,194	5.0

Management believes as of March 31, 2016, the Company and the Bank met all capital adequacy requirements to which they are subject to be considered well-capitalized. The Company is a source of additional financial strength to the Bank with its $19,800 in cash and its ability to downstream additional capital to the Bank.

NOTE 10 — INCOME TAXES

In accordance with ASC 740-270-50-1, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2016 and 2015 based on the current estimate of the effective annual rate.  The effective tax rate for the first quarter of 2016 was 22.5% versus 18.6% for the same period 2015.  The increase was due to the increase in pre-tax income in the first quarter of 2016 while tax exempt income remained relatively flat.

NOTE 11 — DERIVATIVES

The Bank executes interest rate swaps with commercial banking customers to facilitate their risk management strategies. These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Bank agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the customer to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institutions offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Bank’s results of operations.  The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $57.2 million at March 31, 2016 and $53.7 million at December 31, 2015.

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

The fair value hedges are summarized below:

	March 31, 2016		December 31, 2015
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$57,164	$3,610	$53,741	$1,508

Included in Other Liabilities:
Interest Rate Swaps	$57,164	$3,610	$53,741	$1,508

The effect of derivative instruments on the Consolidated Statement of Income is presented below:

	Three Months Ended
	March 31,
	2016	2015
Interest Rate Swaps - Fee Income
Included in Other Income / (Expense)	$81	$75

NOTE 12 – ACQUISITION

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

Subject to the approval of Cheviot’s stockholders of the merger and other customary closing conditions, the parties anticipate completing the merger on May 20, 2016.

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

Cheviot Financial Corp is the holding company of Cheviot Savings Bank. Cheviot Savings Bank was founded in 1911 as an Ohio-chartered savings and loan association and reorganized into a two-tier mutual holding company in 2004. Cheviot now operates 12 full service offices spanning across Hamilton County. As of December 31, 2015, Cheviot had $572,000 of total assets, $376,171 of loans, $454,885 of deposits and total equity of $96,469.

Two putative class action lawsuits were filed in the Court of Common Pleas, Hamilton, Ohio, Civil Division, challenging the proposed merger and naming as defendants Cheviot, its directors, and MainSource (collectively, the “defendants”). These actions are captioned: (1) Raymond J. Neiheisel v. Cheviot Financial Corp., et al., Case No. A1600359 (filed January 15, 2016); and (2) Stephen Bushansky v. Steven Hausfeld, et al., Case No. A1600936 (filed February 16, 2016) (together, the “Actions”). On February 29, 2016, each plaintiff filed an amended complaint.  On March 24, 2016, the court consolidated the actions under Raymond J. Neiheisel v. Cheviot Financial Corp., et al., Case No. A1600359 (collectively, the “Actions”). The amended consolidated complaint alleges, among other things, that the directors of Cheviot breached their fiduciary duties of due care, independence, good faith and fair dealing to the stockholders of Cheviot, that the consideration to be received by the stockholders is inadequate and undervalues Cheviot, that the Merger Agreement includes improper deal-protection devices that purportedly lock up the Merger and may operate to prevent other bidders from making successful competing offers for Cheviot, that the deal protection devices unreasonably inhibit the ability of the directors of Cheviot to act with respect to investigating and pursuing superior proposals and alternatives and that the Merger Agreement involves conflicts of interest. The complaint further alleges that Cheviot and MainSource aided and abetted the alleged breaches of fiduciary duty by the directors of Cheviot. The amended consolidated complaint also alleges that the registration statement on Form S-4, initially filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2016 in connection with the Merger, provides materially misleading and incomplete information rendering the stockholders of Cheviot unable to make an informed decision with respect to the Merger.

On April 21, 2016, defendants and lead plaintiffs entered into a memorandum of understanding (“MOU”), which provides for the settlement of the Actions. The settlement contemplated by the MOU is subject to confirmatory discovery and customary conditions, including court approval following notice to Cheviot’s stockholders. If the settlement is finally approved by the court, it will resolve and release all claims by stockholders of Cheviot challenging any aspect of the merger, the merger agreement, and any disclosure made in connection therewith, pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement.

The Company does not anticipate a material financial impact as a result of the actions or MOU.

NOTE 13 – BRANCH CLOSURES

In the fourth quarter of 2015, the Company announced that it would be closing the following branches in the second quarter of 2016:  one of two branches in the following cities in Indiana – Rushville, New Castle, and Crawfordsville, Indiana and its branch in Bourbonnais, Illinois.  The Company does not anticipate losing many deposit accounts as a result of these closings as it will still have a branch presence in these cities.  Included in the operating results of 2015 are $175 of impairment costs for the affected properties and $75 of severance costs.  These branches were closed on April 1, 2016.

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

Forward-Looking Statements

Except for historical information contained herein, the discussion in this report includes certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding the Company’s plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. Other statements identified by words such as “expects,” “anticipates,” “will,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “positioned,” “projects,” or words of similar meaning generally are intended to identify forward-looking statements. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The Company disclaims any intent or obligation to update such forward looking statements. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Company’s loan and investment portfolios; the Company’s ability to integrate acquisitions, the impact of our continuing acquisition strategy, and other factors, including the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and in other reports the Company files from time to time with the Securities and Exchange Commission.

Results of Operations

Net income for the first quarter of 2016 was $8,766 compared to net income of $7,663 for the first quarter of 2015. The increase in net income was primarily attributable to an increase in net interest income of $1,318, increased interchange income of $674, and a prepayment penalty on a FHLB advance of $2,364 taken in the first quarter of 2015.  Offsetting these increases were a provision for loan losses of $500, an increase in salaries and employee benefits of $883, equipment expenses of $331, a bank-owned life insurance benefit of $297 received in the first quarter of 2015, and interchange expense of $238.  The increases in salaries and benefits and equipment expenses are primarily the result of the acquisition of five Old National Bank branches in the third quarter of 2015.  The increase in the allowance for loan losses is a result of net charge-offs for the quarter being greater than the reserve allocated in prior quarters.  Diluted earnings per common share for the first quarter of 2016 totaled $0.40, a $0.05 increase from the $0.35 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 9.06% for the first quarter of 2016 while return on average assets was 1.04% for the same period, compared to 8.48% and 0.99% respectively, in the first quarter of 2015.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. First quarter net interest income of $26,372 in 2016 was an increase of 5.3% versus the first quarter of 2015. Average earning assets were $254 million higher in the first quarter of 2016 compared to 2015 with the majority of the increase attributable to loan growth and securities growth. The growth came from the acquisition of five Old National branches in the third quarter of 2015 as well as from organic loan growth.  Also affecting margin was an increase in average demand deposits, NOW accounts, and savings accounts of $185 million as well as a decrease in higher costing CD’s of $20 million.  Net interest margin, on a fully-taxable equivalent basis, was 3.66% for the first quarter of 2016, a fifteen basis point decrease compared to 3.81% for the same period a year ago and two basis point decrease on a linked quarter basis.

The following tables summarize net interest income (on a tax-equivalent basis) for the three month periods ending March 31, 2016 and 2015.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)* - three months ended March 31

	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Rate***	Balance	Interest	Rate***
Assets
Short‑term investments	$13,167	$16	0.49%	$18,950	$11	0.24%
Federal funds sold and money market accounts	19,704	26	0.53	20,049	15	0.30
Securities
Taxable	594,017	3,246	2.20	539,117	2,940	2.21
Non‑taxable*	326,417	4,583	5.65	308,826	4,389	5.76
Total securities	920,434	7,829	3.42	847,943	7,329	3.51
Loans**
Commercial*	1,361,519	14,561	4.30	1,201,893	13,540	4.57
Residential real estate	432,482	4,406	4.10	437,159	4,571	4.24
Consumer	349,328	3,743	4.31	316,296	3,445	4.42
Total loans	2,143,329	22,710	4.26	1,955,348	21,556	4.47
Total earning assets	3,096,634	30,581	3.97	2,842,290	28,911	4.13
Cash and due from banks	52,207			43,613
Unrealized gains (losses) on securities	26,252			24,990
Allowance for loan losses	(21,763)			(23,650)
Premises and equipment, net	63,983			61,045
Intangible assets	80,430			78,336
Accrued interest receivable and other assets	100,362			118,923
Total assets	$3,398,105			$3,145,547
Liabilities
Interest‑bearing deposits DDA, savings, and money market accounts	$1,682,928	$471	0.11	$1,600,590	$491	0.12
Certificates of deposit	316,517	447	0.57	336,698	408	0.49
Total interest‑bearing deposits	1,999,445	918	0.18	1,937,288	899	0.19
Short‑term borrowings	27,338	13	0.19	24,717	10	0.16
Subordinated debentures	40,000	343	3.45	40,000	309	3.13
Notes payable and FHLB borrowings	282,567	1,100	1.57	206,316	995	1.97
Total interest‑bearing liabilities	2,349,350	2,374	0.41	2,208,321	2,213	0.41
Demand deposits	639,404			536,513
Other liabilities	20,147			34,431
Total liabilities	3,008,901			2,779,265
Shareholders’ equity	389,204			366,282
Total liabilities and shareholders’ equity	$3,398,105	2,374	0.31	$3,145,547	2,213	0.32
Net interest income		$28,207	3.66****		$26,698	3.81****
Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$1,835			$1,644

*	Adjusted to reflect income related to securities and loans exempt from Federal income taxes of 35%
**	Nonaccruing loans have been included in the average balances.
***	Annualized
****	Net interest income divided by total earning assets.

Volume/Rate Analysis of Changes in Net Interest Income

(Tax Equivalent Basis)

	1Q 2016 OVER 1Q 2015
	Volume	Rate	Total
Interest income
Loans	$2,152	$(998)	$1,154
Securities	669	(169)	500
Federal funds sold and money market funds	—	11	11
Short-term investments	(4)	9	5
Total interest income	2,817	(1,147)	1,670
Interest expense
Interest-bearing DDA, savings, and money market accounts	$26	$(46)	$(20)
Certificates of deposit	(25)	64	39
Borrowings	312	(204)	108
Subordinated debentures	—	34	34
Total interest expense	313	(152)	161
Change in net interest income	2,504	(995)	1,509
Change in tax equivalent adjustment			191
Change in net interest income before tax equivalent adjustment			$1,318

Variances not attributed to rate or volume are allocated between rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

First quarter non-interest income for 2016 was $11,589 compared to $11,391 for the first quarter of 2015.  Contributing to the increase of $198 was an increase in interchange income of $674 offset by a reduction in securities gains of $235 and a bank-owned life insurance benefit of $297 received in the first quarter of 2015.  The Company switched its debit cards from VISA to MasterCard in 2016 which resulted in a higher interchange rate.

Non-interest Expense

The Company’s non-interest expense was $26,157 for the first quarter of 2016, compared to $27,027 for the same period in 2014.  The primary reason for the decrease was a prepayment penalty on the repayment of a FHLB advance of $2,364 in the first quarter of 2015.  Offsetting this decrease were increases in salary and employee benefits of $883, increased equipment expenses of $331, and interchange expense of $238.  The increases in salary and employee benefits and equipment expenses were primarily due to the acquisition of five Old National Bank branches in the third quarter of 2015.  The increase in interchange expense is due to the aforementioned increase in interchange income.  The Company’s efficiency ratio was 65.7% for the first quarter of 2016 compared to 71.0% for the same period a year ago.

Income Taxes

The effective tax rate for the first quarter of 2016 was 22.5% versus 18.6% for the same period 2015.  The increase was due to the increase in pre-tax income in the first quarter of 2016 while tax exempt income remained relatively flat.

Financial Condition

Total assets at March 31, 2016 were $3,414,276, a 0.9% increase from total assets of $3,385,408 as of December 31, 2015.  Average earning assets represented 91.1% of average total assets for the first quarter of 2016 and 90.4% for the same period in 2015. Average loans represented 81.4% of average deposits in the first quarter of 2016 and 79.0% for the comparable period in 2015.  Average loans as a percent of average assets were 63.2% and 62.2% for the three month periods ended March 31, 2016 and 2015 respectively.

Deposits decreased slightly at March 31, 2016 compared to December 31, 2015.  Noninterest bearing deposits and savings deposits increased $24 million and were offset by reductions of $14 million in higher-priced CD balances and interest bearing deposits of $16 million.

Shareholders’ equity was $394 million on March 31, 2016 compared to $381 million on December 31, 2015.  Book value (shareholders’ equity) per common share was $18.23 at March 31, 2016 versus $17.67 at year-end 2015. Accumulated other comprehensive income increased book value per share by $0.89 at March 31, 2016 and increased book value per share by $0.58 at December 31, 2015.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.

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

Total loans (excluding loans held for sale) increased $4,605 from year end 2015.  Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 20.4% of total loans at March 31, 2016 and 20.4% at December 31, 2015. On March 31, 2016, the Company had $5,514 of loans held for sale, which was a $2,019 decrease from the year-end balance of $7,533. The Company generally retains the servicing rights on mortgages sold.

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

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Amount	$14,428	$16,039	$16,893	$20,032	$17,580
Percent of loans	0.67%	0.74%	0.81%	1.00%	0.89%

Of the $14,428 of non-performing loans at March 31, 2016, $2,671 had a specific reserve allocated of $745.

A reconciliation of the non-performing assets for the first three months of 2016 and 2015 is as follows:

	2016	2015
Beginning Balance — NPA — January 1	$17,998	$31,527
Non‑accrual
Add: New non‑accruals	1,627	3,068
Less: To accrual/payoff/restructured	(1,162)	(1,919)
Less: To OREO	(537)	(156)
Less: Net charge offs	(1,441)	(612)
Increase/(Decrease): Non‑accrual loans	(1,513)	381
Other Real Estate Owned (OREO)
Add: New OREO properties	537	156
Less: OREO sold	(586)	(643)
Less: OREO losses (write‑downs)	(19)	—
Increase/(Decrease): OREO	(68)	(487)
Increase/(Decrease): Repossessions	20	—
Increase/(Decrease): 90 Days Delinquent	—	—
Increase/(Decrease): TDR’s	(98)	(11,640)
Total NPA change	(1,659)	(11,746)
Ending Balance — NPA — March 31,	$16,339	$19,781

The large decrease in TDR’s in 2015 is due to the sale of two large loans in 2015.

At March 31, 2016, the Company had two non-accrual loans over $250 and none over $500.  This was a small decrease from the number at December 31, 2015. These loans are primarily real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses. In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate, other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Company by increasing the ultimate probability of collection. The Company reviews each relationship before it grants the concession to insure the creditor can comply with the new terms. To date, most of the concessions have been extensions of maturity dates.

The Company saw a slight increase in its Special Mention and Substandard Loans in the first quarter of 2016.  These loans increased $736 from the end of 2015.

The provision for loan losses was $500 in the first quarter of 2016 compared to $0 for the same period in 2015 and $825 for the fourth quarter of 2015. The increase in provision expense from 2015 was primarily due to the growth in loan balances.  The amount of new non-accrual loans in the first quarter of 2016 was approximately 20% lower than the fourth quarter of 2015.

Net charge-offs were $1,441 for the first quarter of 2016 compared to $612 for the same period a year ago.  Approximately 50% of the charge offs in the first quarter of 2016 had a specific reserve at December 31, 2015.

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The allowance for loan losses as of March 31, 2016 was considered adequate by management.  The allowance for loan losses was $21,079 as of

March 31, 2016 and represented 0.98% of total outstanding loans compared to $22,020 as of December 31, 2015 or 1.02% of total outstanding loans.  The slight decrease in the percentage was due to the continued improvement in nonperforming loans for the quarter.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of March 31, 2016, the Company had $937,719 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $29,664 was recorded to adjust the AFS portfolio to current market value at March 31, 2016, compared to an unrealized pre-tax gain of $19,422 at December 31, 2015. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future and the decline in fair value is largely due to temporary illiquidity and not necessarily the expected cash flows of the individual securities. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances and fed funds sold are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 85.2% and 87.0% of total average earning assets for the three month periods ending March 31 2016 and 2015. Total interest-bearing deposits averaged 75.8% and 78.3% of average total deposits for the three month periods ending March 31, 2016 and 2015, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had FHLB advances of $285,557 outstanding at March 31, 2016. These advances have interest rates ranging from 0.76% to 4.80%.  These advances were a combination of short term and long-term advances with approximately $61,000 maturing in 2016, $20,000 maturing in 2017, $45,000 maturing in 2018, and $160,000 maturing in 2019 and beyond.

Capital Resources

Total shareholders’ equity was $394,204 at March 31, 2016, which was an increase of $12,844 compared to the $381,360 of shareholders’ equity at December 31, 2015. The increase in shareholders’ equity was primarily attributable to the Company’s net income of $8,766, activity in stock option and restricted stock programs of $756, and other comprehensive income of $6,658, offset by common dividends paid of $3,241 and purchase of stock in connection with stock option exercises and vesting of restricted stock of $95 for the first three months of 2016.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. On January 1, 2015 the Federal Reserve established an integrated regulatory framework that required a new ratio of common equity Tier 1 capital to risk-weighted assets as well raising the minimum ratio of Tier 1 capital to risk-weighted assets.  At March 31,

2016, Tier 1 capital to total average assets was 10.2%. Common equity Tier 1 capital to risk-adjusted assets was 12.9%.  Tier 1 capital to risk-adjusted assets was 14.6%. Total capital to risk-adjusted assets was 15.6%. All four ratios exceed all required ratios established for bank holding companies.  Risk-adjusted capital levels of the Bank exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.15 per share in the first quarter of 2016 versus $0.13 per share for the first quarter of 2015.  The Company has increased its common dividend in the last few quarters as its net income has increased and its credit metrics have continued to improve.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 81.2% of total earning assets for the three months ended March 31, 2016 and 82.7% for the same period in 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and quarterly by the Credit and Risk Committee of the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2016 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

As of the end of the quarterly period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms as of such date.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

The Company purchased the following equity securities of the Company during the quarter ended March 31, 2016:

			Total Number of Shares	Maximum Number (or
			(or Units) Purchased as	Approximate Dollar Value)
	Total Number		Part of Publicly	of Shares (or Units) That
	of Shares (or	Average Price Paid Per	Announced Plans or	May Yet Be Purchased
Period	Units) Purchased	Share (or Unit)	Programs	Under the Plans or Programs
January 1- 31, 2016	—	—	—	—
February 1‑29 2016 (1) (2)	2,914	$ 20.45	—	—
March 1- 31, 2016 (2)	1,794	$ 20.04	—	—
Total:	4,708	$ 20.29	—	—

(1)

Includes 600 shares withheld, delivered or attested (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Company's employee stock compensation plans provide that the value of the shares withheld, delivered or attested, shall be determined using the fair market value of the Company's common stock on the date the relevant transaction occurs.

(2)

Includes 4,108 shares withheld, delivered or attested (under the terms of grants under employee stock compensation plans) to pay for the exercise price of stock options exercised during the period. The Company's employee stock compensation plans provide that the value of the shares withheld, delivered or attested, shall be determined using the fair market value of the Company's common stock on the date the relevant transaction occurs.

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

101

The following financial statements and notes from the MainSource Financial Group Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i)  Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the condensed consolidated financial statements.

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

May 9, 2016

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

May 9, 2016

/s/ James M. Anderson
James M. Anderson
Executive Vice President & Chief Financial Officer