Form 10-Q
period 2016-06-30
MAINSOURCE FINANCIAL GROUP
filed 2016-08-08
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of August 8, 2016 there were outstanding 24,006,831 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except share and per share data)

Item 1. Financial Statements

	(Unaudited)
	June 30,	December 31,
	2016	2015
Assets
Cash and due from banks	$75,915	$56,104
Money market funds and federal funds sold	12,513	11,474
Cash and cash equivalents	88,428	67,578
Interest bearing time deposits	1,715	1,960
Securities available for sale	1,032,380	925,279
Loans held for sale	12,962	7,533
Loans, net of allowance for loan losses of $21,468 and $22,020	2,527,335	2,133,372
FHLB and other stock, at cost	20,400	11,300
Premises and equipment, net	75,597	62,973
Goodwill	99,772	75,953
Purchased intangible assets	7,747	4,662
Cash surrender value of life insurance	79,673	62,451
Interest receivable and other assets	48,575	32,347
Total assets	$3,994,584	$3,385,408
Liabilities
Deposits
Noninterest bearing	$677,654	$641,439
Interest bearing	2,421,705	2,009,336
Total deposits	3,099,359	2,650,775
Other borrowings	130,946	28,363
Federal Home Loan Bank (FHLB) advances	249,808	269,488
Subordinated debentures	41,239	41,239
Other liabilities	19,450	14,183
Total liabilities	3,540,802	3,004,048
Commitments and contingent liabilities
Shareholders’ equity
Preferred stock, no par value
Authorized shares — 400,000
Issued shares — 0
Outstanding shares — 0
Aggregate liquidation preference $0	—	—
Common stock $.50 stated value:
Authorized shares — 100,000,000
Issued shares — 24,674,885 and 22,266,107
Outstanding shares — 24,005,307 and 21,579,575	12,409	11,201
Treasury stock — 669,578 and 686,532 shares, at cost	(11,557)	(11,812)
Additional paid-in capital	298,400	247,629
Retained earnings	129,733	121,718
Accumulated other comprehensive income	24,797	12,624
Total shareholders’ equity	453,782	381,360
Total liabilities and shareholders’ equity	$3,994,584	$3,385,408

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share data)

	(Unaudited)		(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income
Loans, including fees	$24,557	$21,422	$47,028	$42,818
Securities
Taxable	3,232	2,830	6,479	5,770
Tax exempt	3,000	2,999	5,986	5,904
Other interest income	81	42	123	68
Total interest income	30,870	27,293	59,616	54,560
Interest expense
Deposits	1,110	894	2,028	1,793
Federal Home Loan Bank advances	1,089	733	2,189	1,728
Subordinated debentures	353	315	696	624
Other borrowings	120	7	133	17
Total interest expense	2,672	1,949	5,046	4,162
Net interest income	28,198	25,344	54,570	50,398
Provision for loan losses	205	—	705	—
Net interest income after provision for loan losses	27,993	25,344	53,865	50,398
Non-interest income
Service charges on deposit accounts	5,219	5,498	9,901	10,119
Interchange income	2,805	2,228	5,440	4,189
Mortgage banking	2,743	2,609	4,533	4,464
Trust and investment product fees	1,253	1,254	2,463	2,460
Increase in cash surrender value of life insurance	344	308	646	621
Net realized gains on securities (includes $104 and $121 accumulated other comprehensive income (AOCI) reclassifications for realized net gains on available for sale securities in 2016 and $63 and $315 in 2015)	104	63	121	315
Gain/(Loss) on sale and write-down of OREO	37	(33)	186	(44)
Other income	1,233	942	2,037	2,136
Total non-interest income	13,738	12,869	25,327	24,260
Non-interest expense
Salaries and employee benefits	15,884	14,534	30,744	28,511
Net occupancy	2,204	2,030	4,465	4,212
Equipment	3,115	2,826	6,178	5,558
Intangibles amortization	369	419	697	839
Telecommunications	428	442	797	880
Stationery printing and supplies	239	286	546	592
FDIC assessment	435	435	855	810
Marketing	1,089	903	1,743	1,465
Collection expense	170	250	422	506
Prepayment penalty on FHLB advance	—	—	—	2,364
Acquisition related expenses	6,363	—	6,363	—
Consultant expense	136	250	272	500
Interchange expense	915	715	1,728	1,290
Other expenses	2,750	2,630	5,444	5,220
Total non-interest expense	34,097	25,720	60,254	52,747
Income before income tax	7,634	12,493	18,938	21,911
Income tax expense (includes $36 and $42 income tax expense from AOCI reclassification items in 2016 and $21 and $107 in 2015)	1,517	2,833	4,055	4,588
Net income attributable to common shareholders	$6,117	$9,660	$14,883	$17,323
Net income per common share:
Basic	$0.27	$0.45	$0.67	$0.80
Diluted	$0.27	$0.44	$0.66	$0.79
Dividend per share	$0.15	$0.13	$0.30	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

	(Unaudited)		(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$6,117	$9,660	$14,883	$17,323
Other comprehensive income:
Unrealized holding gains/(losses) on securities available for sale	8,589	(9,291)	18,848	(3,679)
Reclassification adjustment for (gains) included in net income	(104)	(63)	(121)	(315)
Tax effect	(2,970)	3,181	(6,554)	1,359
Other comprehensive income/(loss)	5,515	(6,173)	12,173	(2,635)
Comprehensive income	$11,632	$3,487	$27,056	$14,688

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	(Unaudited)
	Six months ended
	June 30,
	2016	2015
Operating Activities
Net income	$14,883	$17,323
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	705	—
Depreciation expense	3,538	3,124
Amortization of mortgage servicing rights	631	735
(Recovery)/additional impairment of valuation allowance on mortgage servicing rights	50	(150)
Securities amortization, net	2,616	1,432
Amortization of purchased intangible assets	697	839
Earnings on cash surrender value of life insurance policies	(646)	(621)
Gain on life insurance benefit	—	(307)
Securities gains, net	(121)	(315)
Gain on loans sold	(3,448)	(2,786)
Loans originated for sale	(116,939)	(123,492)
Proceeds from loan sales	114,958	137,984
Stock based compensation expense	477	415
Stock portion of director retainer fee expense	179	160
(Gain)/Loss on sale and write-down of OREO	(186)	44
Prepayment penalty on FHLB advance	—	2,364
Change in other assets and liabilities	(8,075)	(840)
Net cash provided by operating activities	9,319	35,909
Investing Activities
Net change in short term investments	245	245
Purchases of securities available for sale	(143,309)	(107,171)
Proceeds from calls, maturities, and payments on securities available for sale	64,011	69,938
Proceeds from sales of securities available for sale	78,123	82,339
Loan originations and payments, net	(35,910)	(49,778)
Purchases of premises and equipment	(9,488)	(3,540)
Proceeds from sale of OREO	1,616	942
Proceeds from redemption of restricted stock	2,835	2,784
Purchase of restricted stock	(3,284)	—
Proceeds from life insurance benefit	—	1,094
Cash received/(paid) from bank/branch acquisitions, net	(11,289)	—
Net cash used by investing activities	(56,450)	(3,147)
Financing Activities
Net change in deposits	4,075	66,746
Net change in other borrowings	72,583	20,660
Proceeds from FHLB advances	395,000	355,000
Repayment of FHLB advances	(427,024)	(417,271)
Proceeds from line of credit	30,000	—
Cash dividends on common stock	(6,868)	(5,638)
Purchase of treasury shares	(306)	(2,548)
Proceeds from exercise of stock options, including tax benefit	521	252
Net cash provided by financing activities	67,981	17,201
Net change in cash and cash equivalents	20,850	49,963
Cash and cash equivalents, beginning of period	67,578	62,485
Cash and cash equivalents, end of period	$88,428	$112,448
Supplemental cash flow information
Interest paid	$4,932	$4,237
Income taxes paid	2,655	2,265
Supplemental non cash disclosure
Loan balances transferred to foreclosed real estate	983	363
Loan balances transferred to loans held for sale	—	11,356
Due to broker for securities purchases	—	86,395
Due from broker for securities sales	—	44,202

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

Adoption of New Accounting Standards and Newly-Issued, Not Yet Effective Accounting Standards

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments (Topic 326) Measurement of Credit Losses on Financial Instrurment” “CECL”).  ASU 2016-13 requires an allowance for expected credit losses on financial assets be recognized as early as day one of the instrument.  This ASU departs from the incurred loss model which means the probability threshold is removed.  It considers more forward-looking information and requires the entity to estimate its credit losses as far as it can reasonably estimate.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  The Company will be evaluating the impact of this ASU over the next several years.

NOTE 2 - STOCK PLANS AND STOCK BASED COMPENSATION

On January 19, 2015, the Board of Directors adopted and approved the MainSource Financial Group, Inc. 2015 Stock Incentive Plan (the “2015 Plan”) which was effective following the approval of the 2015 Plan by the Company’s shareholders at the 2015 Annual Meeting of Shareholders held on April 29, 2015.  The 2015 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, share awards of restricted stock, performance share units and other equity based awards.  Incentive stock options may be granted only to employees.  An aggregate of 1,000,000 shares of common stock are reserved for issuance under the 2015 Plan.  Shares issuable under the 2015 Plan may be authorized and unissued shares of common stock or treasury shares.  The 2015 Plan was a replacement of a similar plan adopted in 2007.  The 2007 Stock Incentive Plan (the “2007 Plan”) provided for the grant of incentive stock options, nonstatutory stock options, stock bonuses and restricted stock awards. An aggregate of 650,000 shares of common stock were reserved for issuance under the 2007 Stock Incentive Plan.  The 2007 Plan was in replacement of a similar plan adopted in 2003, the 2003 Stock Option Plan (the “2003 Plan”).  Any stock or option awards that were previously issued under the 2007 Plan or 2003 Plan have not been terminated as a result of the adoption of the 2015 Plan, but will continue in accordance with the applicable plan terms and the agreements pursuant to which such stock or option awards were issued.

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

The following table summarizes stock option activity:

	Six Months Ended
	June 30, 2016
		Weighted
		Average
		Exercise
Options	Shares	Price
Outstanding, beginning of year	310,665	$12.83
Granted	—	—
Exercised	(31,875)	14.97
Forfeited or expired	(12,125)	12.16
Outstanding at end of year	266,665	$12.60
Exercisable at year end	225,815	$12.15
Fully vested and expected to vest	264,967	$12.58

The following table details stock options outstanding:

	June 30,	December 31,
	2016	2015
Stock options vested and currently exercisable:
Number	225,815	269,415
Weighted average exercise price	$12.15	$12.48
Aggregate intrinsic value	$2,235	$2,801
Weighted average remaining life (in years)	3.4	3.6

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $21 and $43 in stock compensation expense during the three and six months ended June 30, 2016 and $42 and $85 in stock compensation expense during the three and six months ended June 30 2015 to salaries and employee benefits. There were no options granted in the first six months of 2016 or 2015.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2016 and beyond is estimated as follows:

Year	(in thousands)
July 2016 - December 2016	$43
2017	35

During 2015 and the first and second quarters of 2016, the Executive Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers and other employees pursuant to the Company’s Long Term Incentive Plan (“LTIP”). Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The restricted stock awards for employees vest as follows — 100% on the third anniversary of the date of grant. A total of 24,152 and 16,000 shares of common stock were granted in the first and second quarters of 2016 at a weighted average cost of $21.47 and $22.57 per share, respectively.  A total of 28,955 shares of common stock were granted in the first quarter of 2015 at a weighted average cost of $19.57 per share.

A summary of changes in the Company’s nonvested restricted shares for 2016 follows:

		Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2016	101,631	$16.57
Granted	40,152	21.91
Vested	(27,048)	13.63
Forfeited	(500)	16.55
Nonvested at June 30, 2016	114,235	$19.14

As of June 30, 2016, there was $1,271 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the 2015 Plan that will be recognized over the remaining vesting period of approximately 2.2 years. The recognized compensation costs related to the plans were $203 and $352 for the three month and six periods ending June 30, 2016 and $152 and $304 for the three and six months periods ending June 30, 2015.

Additionally, in the first quarter of 2016 and the second quarter of 2015, the Committee voted to grant performance share units to certain executive officers pursuant to the Company’s LTIP.  The Committee established performance measures, goals and payout calibration for the Performance Share Units. At the end of each three-year performance period, the Committee will certify the results of the performance measures and goals and will pay the earned awards out in cash or shares of Company common stock. Dividends earned during each three-year performance period will be accrued and paid at the end of the performance period, based upon the final number of shares earned. The performance measures and goals are based on financial and shareholder measures, and are evaluated relative to internal goals and the performance of the Company’s peers. Once the performance measures and goals were established, the Committee established threshold, target and superior levels of performance. The LTIP payout of shares will begin once the Company achieves the pre-established threshold (thus, no payout will occur if the performance is equal to or below the threshold). Each executive’s target payout is achieved once the performance equals the target level, and the maximum payout is achieved once the performance equals the superior level (with interpolation between discrete points).

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

The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The performance share units are earned over the three year period of the award. A total of 16,152 performance share units were granted in the first quarter of 2016 at a weighted average cost of $21.41 per share.  A total of 16,205 performance share units were granted in the second quarter of 2015 at a weighted average cost of $19.57 per share.  Compensation expense is recognized over the three year performance period of the awards based on the fair value of the stock at the issue date and the anticipated achievement level of the target performance.  Quarterly, the performance measures will be reevaluated and adjustments made to the expense recorded in the financial statements, if needed, to reflect the new revised achievement levels.  $56 and $82 of expense was recognized on these awards for the three and six month periods ending June 30, 2016 and $26 and $26 of expense was recognized in the three and six months periods ending June 30, 2015.  A total of $502 will be expensed in future periods if the Target level is achieved.

In the second quarter of 2016, members of the Board of Directors received their entire annual retainer in restricted Company stock for the following Board year ended with the 2017 annual meeting of shareholders. The 2016 award vests quarterly for all directors who remain on the Board of Directors on the vesting date, with 25% of the award vesting on each of May 1, August 1, and November 1, 2016, and February 1, 2017. The value of the 2016 retainer award was determined by multiplying the award amount by the closing price of the stock on the date of the 2016 annual meeting of shareholders.  Additional shares were granted in June 2016 to a new director who joined the Board following the Company’s acquisition of Cheviot Financial Corp.  The shares granted were pro-rated based on the new director’s time on the Board.

For all awards, other expense is recognized over the three month period of the awards based on the fair value of the stock at the issue dates. Shares awarded by quarter were as follows:

Quarter		Shares	Price per Share
2016	1Q	358	19.89
2016	2Q	17,976	21.89

A total of $90 and $70 was recognized as other expense in the second quarter of 2016 and 2015 respectively for these grants and $179 and $160 was recognized in the first six months of 2016 and 2015 respectively.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of June 30, 2016
Available for Sale
U. S. government agency	$448	$14	$—	$462
State and municipal	336,560	24,016	(5)	360,571
Mortgage-backed securities-residential (Government Sponsored Entity)	440,766	9,596	—	450,362
Collateralized mortgage obligations (Government Sponsored Entity)	205,256	4,488	(30)	209,714
Equity securities	4,670	—	—	4,670
Other securities	6,531	70	—	6,601
Total available for sale	$994,231	$38,184	$(35)	$1,032,380

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of December 31, 2015
Available for Sale
U. S. government agency	$499	$5	$—	$504
State and municipal	332,999	17,802	(68)	350,733
Mortgage-backed securities-residential (Government Sponsored Entity)	332,525	2,199	(644)	334,080
Collateralized mortgage obligations (Government Sponsored Entity)	228,621	1,966	(1,838)	228,749
Equity securities	4,689	—	—	4,689
Other securities	6,524	—	—	6,524
Total available for sale	$905,857	$21,972	$(2,550)	$925,279

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity or with no maturity are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$13,756	$13,867
One through five years	59,616	63,105
Six through ten years	119,452	127,933
After ten years	150,715	162,729
Mortgage-backed securities-residential (Government Sponsored Entity)	440,766	450,362
Collateralized mortgage obligations (Government Sponsored Entity)	205,256	209,714
Equity securities	4,670	4,670
Total available for sale securities	$994,231	$1,032,380

Proceeds from sales of securities available for sale were $78,123 and $82,339 for the six months ended June 30, 2016 and 2015, respectively. Gross gains of $121 and $1,312 and gross losses of $0 and $997 were realized on these sales during 2016 and 2015, respectively.  Income taxes on these net gains were $42 and $107 in 2016 and 2015.

Proceeds from sales of securities available for sale were $73,888 and $43,497 for the three months ended June 30, 2016 and 2015, respectively. Gross gains of $104 and $1,060 and gross losses of $0 and $997 were realized on these sales during 2016 and 2015, respectively.  Income taxes on these net gains were $36 and $21 in 2016 and 2015.

Below is a summary of securities with unrealized losses as of June 30, 2016 and December 31, 2015 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
June 30, 2016		Unrealized		Unrealized		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U. S. government agency	$—	$—	$—	$—	$—	$—
State and municipal	498	(5)	—	—	498	(5)
Mortgage-backed securities-residential (Government Sponsored Entity)	—	—	—	—	—	—
Collateralized mortgage obligations (Government Sponsored Entity)	—	—	9,508	(30)	9,508	(30)
Other securities	—	—	—	—	—	—
Total temporarily impaired	$498	$(5)	$9,508	$(30)	$10,006	$(35)

	Less than 12 months		12 months or longer		Total
December 31, 2015		Unrealized		Unrealized		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U. S. government agency	$—	$—	$—	$—	$—	$—
State and municipal	$4,802	(33)	1,367	(35)	6,169	(68)
Mortgage-backed securities-residential (Government Sponsored Entity)	168,950	(644)	—	—	168,950	(644)
Collateralized mortgage obligations (Government Sponsored Entity)	53,324	(591)	52,061	(1,247)	105,385	(1,838)
Other securities	—	—	—	—	—	—
Total temporarily impaired	$227,076	$(1,268)	$53,428	$(1,282)	$280,504	$(2,550)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities are generally evaluated for OTTI under ASC 320. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC 325-10.

In determining OTTI under ASC 320, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether another-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

As of June 30, 2016, the Company’s securities portfolio consisted of 936 securities, 4 of which were in an unrealized loss position.  Unrealized losses on state and municipal securities of $5 have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to changes in interest rates. The Company monitors the financial condition of these issuers. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

The Company’s collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations with a market value of $9,508 which had unrealized losses of approximately $30 at June 30, 2016. As noted above, the decline in fair value is attributable to changes in interest rates and illiquidity and not credit quality. The Company monitors to insure it has adequate credit support and as of June 30, 2016, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. All securities are investment grade.

NOTE 4 - LOANS AND ALLOWANCE

Loans were as follows:

	June 30,	December 31,
	2016	2015
Commercial
Commercial and industrial	$407,519	$380,960
Agricultural	66,646	64,704
Commercial Real Estate
Farm	110,843	97,916
Hotel	87,720	72,193
Construction and development	82,550	77,394
Other	812,546	678,381
Residential
1-4 family	632,522	438,808
Home equity	287,118	288,265
Consumer
Direct	60,948	56,312
Indirect	391	459
Total loans	2,548,803	2,155,392
Allowance for loan losses	(21,468)	(22,020)
Net loans	$2,527,335	$2,133,372

The Company purchased some financing receivables in the last several years.  The investment by portfolio class at June 30, 2016 is as follows.  These loans are included in the above table and all other tables below at the recorded investment amount.

	June 30,	December 31,
	2016	2015
Commercial and industrial	$22,038	$9,406
Agricultural	735	—
Construction and development	14,908	3,666
Farm real estate	226	—
Hotel	4,683	—
Other real estate	188,455	81,831
1-4 family	230,939	46,967
Home equity	17,078	19,076
Direct	3,013	2,818
	$482,075	$163,764

The remaining discount on the above loans was $6,273 and $2,198 at June 30, 2016 and December 31, 2015 respectively.

Activity in the allowance for loan losses for the three months ended June 30, 2016 and 2015 was as follows:

		Commercial
2016	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, April 1	$5,989	$9,668	$4,553	$869	$21,079
Provision charged to expense	937	(1,502)	387	383	205
Losses charged off	(65)	(78)	(342)	(843)	(1,328)
Recoveries	79	692	79	662	1,512
Balance, June 30	$6,940	$8,780	$4,677	$1,071	$21,468

		Commercial
2015	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, April 1	$3,675	$14,718	$3,328	$917	$22,638
Provision charged to expense	1,718	(2,944)	600	626	—
Losses charged off	(20)	(379)	(711)	(803)	(1,913)
Recoveries	21	1,294	47	386	1,748
Balance, June 30	$5,394	$12,689	$3,264	$1,126	$22,473

Activity in the allowance for loan losses for the six months ended June 30, 2016 and 2015 was as follows:

		Commercial
2016	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, January 1	$6,511	$10,702	$3,859	$948	$22,020
Provision charged to expense	827	(2,089)	1,471	496	705
Losses charged off	(627)	(581)	(845)	(1,717)	(3,770)
Recoveries	229	748	192	1,344	2,513
Balance, June 30	$6,940	$8,780	$4,677	$1,071	$21,468

		Commercial
2015	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, January 1	$2,977	$15,605	$3,501	$1,167	$23,250
Provision charged to expense	2,491	(3,949)	773	685	—
Losses charged off	(127)	(437)	(1,205)	(1,500)	(3,269)
Recoveries	53	1,470	195	774	2,492
Balance, June 30	$5,394	$12,689	$3,264	$1,126	$22,473

The following table presents the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment method at June 30, 2016 and December 31, 2015.

		Commercial
June 30, 2016	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Ending Balance individually evaluated for impairment	$363	$460	$163	$—	$986
Ending Balance collectively evaluated for impairment	6,577	8,320	4,514	1,071	20,482
Total ending allowance balance	$6,940	$8,780	$4,677	$1,071	$21,468
Loans
Ending Balance individually evaluated for impairment	$2,402	$8,674	$10,672	$131	$21,879
Ending Balance collectively evaluated for impairment	471,763	1,084,985	908,968	61,208	2,526,924
Total ending loan balance excludes $7,315 of accrued interest	$474,165	$1,093,659	$919,640	$61,339	$2,548,803

		Commercial
December 31, 2015	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Ending Balance individually evaluated for impairment	$92	$1,166	$171	$—	$1,429
Ending Balance collectively evaluated for impairment	6,419	9,536	3,688	948	20,591
Total ending allowance balance	$6,511	$10,702	$3,859	$948	$22,020
Loans
Ending Balance individually evaluated for impairment	$812	$8,909	$9,155	$113	$18,989
Ending Balance collectively evaluated for impairment	444,852	916,975	717,918	56,658	2,136,403
Total ending loan balance excludes $5,878 of accrued interest	$445,664	$925,884	$727,073	$56,771	$2,155,392

The allowance for loans collectively evaluated for impairment consists of reserves on groups of similar loans based on historical loss experience adjusted for other factors, as well as reserves on certain loans that are classified but determined not to be impaired based on an analysis which incorporates probability of default with a loss given default scenario. The reserves on these loans totaled $1,887 at June 30, 2016 and $1,583 at December 31, 2015.

In connection with the acquisition of Cheviot Financial Corp. (see Note 12), the Company acquired $16,095 of purchased credit impaired loans with $3,960 of non accretable yield and no accretable yield.  The Company provided no allowance for loan losses on these loans at June 30, 2016.

The recorded investment in loans excludes accrued interest receivable due to immateriality.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2016 and December 31, 2015.  Performing troubled debt restructurings totaling $1,984 and $2,760 were excluded as allowed by ASC 310-40.

			Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
June 30, 2016	Balance	Investment	Allocated
With an allowance recorded
Commercial
Commercial and industrial	$371	$348	$92
Agricultural	1,450	1,450	271
Commercial Real Estate
Farm	1,084	1,083	203
Hotel	—	—	—
Construction and development	—	—	—
Other	994	948	257
Residential
1-4 Family	1,183	1,143	161
Home Equity	109	109	2
Consumer
Direct	—	—	—
Indirect	—	—	—
Subtotal — impaired with allowance recorded	5,191	5,081	986
With no related allowance recorded
Commercial
Commercial and industrial	$498	$406	$—
Agricultural	198	198	—
Commercial Real Estate
Farm	516	280	—
Hotel	—	—	—
Construction and development	240	164	—
Other	5,320	4,214	—
Residential
1-4 Family	8,427	7,357	—
Home Equity	2,291	2,064	—
Consumer
Direct	138	131	—
Indirect	—	—	—
Subtotal — impaired with no allowance recorded	17,628	14,814	—
Total impaired loans	$22,819	$19,895	$986

			Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
December 31, 2015	Balance	Investment	Allocated
With an allowance recorded
Commercial
Commercial and industrial	$150	$150	$92
Agricultural	—	—	—
Commercial Real Estate
Farm	—	—	—
Hotel	—	—	—
Construction and development	—	—	—
Other	2,480	2,363	1,166
Residential
1-4 Family	1,357	1,309	167
Home Equity	159	159	4
Consumer
Direct	—	—	—
Indirect	—	—	—
Subtotal — impaired with allowance recorded	4,146	3,981	1,429
With no related allowance recorded
Commercial
Commercial and industrial	$676	$655	$—
Agricultural	7	7	—
Commercial Real Estate
Farm	496	309	—
Hotel	—	—	—
Construction and development	189	186	—
Other	4,429	3,291	—
Residential
1-4 Family	6,718	5,391	—
Home Equity	2,589	2,296	—
Consumer
Direct	126	113	—
Indirect	—	—	—
Subtotal — impaired with no allowance recorded	15,230	12,248	—
Total impaired loans	$19,376	$16,229	$1,429

The following tables present the average balance of impaired loans and interest income and cash basis interest recognized for the six months ending June 30, 2016 and June 30, 2015, excluding performing troubled debt restructurings as allowed by ASC 310-40.

	Average	Interest	Cash Basis
	Balance	Income	Income
Six months ended June 30, 2016	Impaired Loans	Recognized	Recognized
Commercial
Commercial and industrial	$772	$31	$31
Agricultural	554	—	—
Commercial Real Estate
Farm	656	—	—
Hotel	—	—	—
Construction and development	178	—	—
Other	5,058	117	117
Residential
1-4 family	7,211	27	27
Home equity	2,363	16	16
Consumer
Direct	121	6	6
Indirect	1	1	1
Total loans	$16,914	$198	$198

	Average	Interest	Cash Basis
	Balance	Income	Income
Six months ended June 30, 2015	Impaired Loans	Recognized	Recognized
Commercial
Commercial and industrial	$1,289	$6	$6
Agricultural	50	—	—
Commercial Real Estate
Farm	450	4	4
Hotel	4,750	—	—
Construction and development	26	47	47
Other	5,668	55	55
Residential
1-4 family	7,772	35	35
Home equity	2,100	8	8
Consumer
Direct	140	10	10
Indirect	2	4	4
Total loans	$22,247	$169	$169

The following tables present the average balance of impaired loans and interest income and cash basis interest recognized for the three months ending June 30, 2016 and June 30, 2015, excluding performing troubled debt restructurings as allowed by ASC 310-40.

	Average	Interest	Cash Basis
	Balance	Income	Income
Three months ended June 30, 2016	Impaired Loans	Recognized	Recognized
Commercial
Commercial and industrial	$756	$18	$18
Agricultural	827	—	—
Commercial Real Estate
Farm	829	—	—
Hotel	—	—	—
Construction and development	175	—	—
Other	4,760	91	91
Residential
1-4 family	7,467	17	17
Home equity	2,317	12	12
Consumer
Direct	124	2	2
Indirect	1	—	—
Total loans	$17,256	$140	$140

	Average	Interest	Cash Basis
	Balance	Income	Income
Three months ended June 30, 2015	Impaired Loans	Recognized	Recognized
Commercial
Commercial and industrial	$1,656	$4	$4
Agricultural	—	—	—
Commercial Real Estate
Farm	328	—	—
Hotel	1,437	—	—
Construction and development	—	—	—
Other	5,964	30	30
Residential
1-4 family	7,720	14	14
Home equity	1,758	4	4
Consumer
Direct	103	6	6
Indirect	—	1	1
Total loans	$18,966	$59	$59

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2016 and December 31, 2015:

			Past due over
			90 days and
	Non-accrual		still accruing
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015

Commercial
Commercial and industrial	$625	$654	$—	$—
Agricultural	1,558	7	—	—
Commercial Real Estate
Farm	1,363	308	—	—
Hotel	—	—	—	—
Construction and development	124	144	—	—
Other	3,968	4,791	—	—
Residential
1-4 Family	7,054	5,211	—	—
Home Equity	1,395	1,639	—	—
Consumer
Direct	108	89	—	—
Indirect	—	—	126	—
Total	$16,195	$12,843	$126	$—

Included in the above non-accrual loans at June 30, 2016 are $4,052 of loans from the Cheviot acquisition.

The following tables present the aging of the recorded investment in past due loans as of June 30, 2016 and December 31, 2015 by class of loans:

				Greater than
	Total	30-59 Days	60-89 Days	90 Days	Total	Loans Not
June 30, 2016	Loans	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial
Commercial and industrial	$407,519	$258	$—	$229	$487	$407,032
Agricultural	66,646	2	1,450	108	1,560	65,086
Commercial Real Estate
Farm	110,843	81	694	184	959	109,884
Hotel	87,720	—	64	—	64	87,656
Construction and development	82,550	27	—	109	136	82,414
Other	812,546	226	691	2,111	3,028	809,518
Residential
1-4 Family	632,522	1,729	1,872	3,678	7,279	625,243
Home Equity	287,118	782	336	802	1,920	285,198
Consumer
Direct	60,948	126	—	91	217	60,731
Indirect	391	—	—	—	—	391
Total — excludes $7,315 of accrued interest	$2,548,803	$3,231	$5,107	$7,312	$15,650	$2,533,153

				Greater than
	Total	30-59 Days	60-89 Days	90 Days	Total	Loans Not
December 31, 2015	Loans	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial
Commercial and industrial	$380,960	$93	$—	$249	$342	$380,618
Agricultural	64,704	20	—	7	27	64,677
Commercial Real Estate
Farm	97,916	—	—	119	119	97,797
Hotel	72,193	—	13	—	13	72,180
Construction and development	77,394	—	67	144	211	77,183
Other	678,381	873	102	2,601	3,576	674,805
Residential
1-4 Family	438,808	3,726	1,904	2,771	8,401	430,407
Home Equity	288,265	410	446	1,133	1,989	286,276
Consumer
Direct	56,312	40	65	68	173	56,139
Indirect	459	2	—	—	2	457
Total — excludes $5,878 of accrued interest	$2,155,392	$5,164	$2,597	$7,092	$14,853	$2,140,539

Troubled Debt Restructurings

From time to time, the terms of certain loans are modified as troubled debt restructurings. The modification of the terms of such loans includes one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The total of troubled debt restructurings at June 30, 2016 and December 31, 2015 was $6,979 and $8,389 respectively. The Company has allocated $401 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2016. The Company has committed to lend additional amounts totaling $0 to customers with outstanding loans that are classified as troubled debt restructurings. At December 31, 2015, the comparable numbers were $863 of specific reserves and $0 of commitments.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six month period ending June 30, 2016:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the six months ended June 30, 2016	Number of Loans	Investment	Investment

Commercial
Agricultural	1	$89	$89
Residential
1-4 Family	1	124	124
Home Equity	4	76	76
Total	6	$289	$289

The following table presents loans by class modified as troubled debt restructurings that occurred during the six month period ending June 30, 2015:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the six months ended June 30, 2015	Number of Loans	Investment	Investment
Commercial
Commercial and industrial	3	$216	$216
Commercial real estate
Other	7	1,568	1,307
Residential
Home Equity	1	6	6
Total	11	$1,790	$1,529

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending June 30, 2016:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the three months ended June 30, 2016	Number of Loans	Investment	Investment

Commercial
Agricultural	1	89	89
Residential
1-4 Family	1	124	124
Total	2	$213	$213

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending June 30, 2015:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the three months ended June 30, 2015	Number of Loans	Investment	Investment
Commercial
Commercial and industrial	3	$216	$216
Commercial real estate
Other	7	1,568	1,307
Residential
Home Equity	1	6	6
Total	11	$1,790	$1,529

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six month period ending June 30, 2016:

For the six months ended June 30, 2016	Number of Loans	Recorded Investment
Commercial real estate
Other	1	$125
Residential
1-4 Family	1	146
Total	2	$271

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six month period ending June 30, 2015:

For the six months ended June 30, 2015	Number of Loans	Recorded Investment
Commercial real estate
Other	1	$28
Total	1	$28

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three month period ending June 30, 2016:

For the three months ended June 30, 2016	Number of Loans	Recorded Investment
Commercial real estate:
Other	1	$125
Residential
1-4 Family	1	146
Total	2	$271

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three month period ending June 30, 2015:

For the three months ended June 30, 2015	Number of Loans	Recorded Investment
Commercial real estate:
Other	1	$28
Total	1	$28

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  The troubled debt restructurings that subsequently defaulted described above did not increase the allowance for loan losses or result in any charge offs during the three or six month periods ending June 30, 2016 and 2015, respectively.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

The terms of certain other loans were modified during the three and six month periods ending June 30, 2016 and 2015 that did not meet the definition of a troubled debt restructuring. These modified loans had a total recorded investment of $1,906 and $924 for the three month period ending June 30, 2016 and 2015 respectively. These modified loans had a total recorded investment of $2,889 and $1,075 for the six month period ending June 30, 2016 and 2015 respectively.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be significant.

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

As of June 30, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
June 30, 2016	Pass	Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$361,795	$1,625	$5,076	$546
Agricultural	55,416	2,306	—	1,450
Commercial Real Estate
Farm	87,892	1,997	721	1,363
Hotel	84,756	—	2,964	—
Construction and development	56,211	911	5,022	97
Other	697,035	11,249	8,456	2,859
Total	$1,343,105	$18,088	$22,239	$6,315

At December 31, 2015, the risk category of loans by class of loans was as follows:

		Special
December 31, 2015	Pass	Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$338,436	$8,324	$636	$555
Agricultural	58,253	—	—	—
Commercial Real Estate
Farm	75,924	328	713	308
Hotel	72,193	—	—	—
Construction and development	60,246	—	2,499	113
Other	576,619	10,367	3,309	3,811
Total	$1,181,671	$19,019	$7,157	$4,787

Loans not analyzed individually as part of the above described process are classified by delinquency. These loans are primarily smaller (<$250) commercial, smaller commercial real estate (<$250), residential mortgage and consumer loans. All commercial, commercial real estate, consumer loans fully or partially secured by 1-4  family residential real estate that are 60-89 days will be classified as Watch. If loans are greater than 90 days past due, they will be classified as Substandard. Smaller commercial and commercial real estate loans on non-accrual are included in the non-accrual tables above.  Consumer loans not secured by 1-4 family residential real estate that are 60-119 days past due will be classified

Substandard while loans greater than 119 days will be classified as Loss and are subsequently charged off. As of June 30, 2016 and December 31, 2015, the grading of loans by category of loans is as follows:

June 30, 2016	Performing	Watch	Substandard
Commercial
Commercial and industrial	$38,397	$—	$79
Agricultural	7,366	—	108
Commercial Real Estate
Construction and development	20,283	—	27
Farm	18,870	—	—
Other	91,710	129	1,109
Total	$176,626	$129	$1,323

December 31, 2015	Performing	Watch	Substandard
Commercial
Commercial and industrial	$32,910	$—	$99
Agricultural	6,444	—	7
Commercial Real Estate
Construction and development	14,438	67	31
Farm	20,643	—	—
Other	83,193	102	980
Total	$157,628	$169	$1,117

June 30, 2016	Performing	Watch	Substandard
Residential
1-4 family	$626,972	$1,872	$3,678
Home equity	285,980	336	802
Total	$912,952	$2,208	$4,480

June 30, 2016	Performing	Substandard	Loss
Consumer
Direct	$60,857	$13	$78
Indirect	391	—	—
Total	$61,248	$13	$78

December 31, 2015	Performing	Watch	Substandard
Residential
1-4 family	$434,133	$1,904	$2,771
Home equity	286,686	446	1,133
Total	$720,819	$2,350	$3,904

December 31, 2015	Performing	Substandard	Loss
Consumer
Direct	$56,179	$101	$32
Indirect	459	—	—
Total	$56,638	$101	$32

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned is recorded in other assets on the balance sheet.  Activity in other real estate owned was as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning Balance	$1,891	$2,201	$1,959	$2,688
Transfer to other real estate owned	446	207	983	363
Sale — Out of other real estate owned	(814)	(305)	(1,400)	(948)
Acquisition	1,668	—	1,668	—
Write-down	(11)	(38)	(30)	(38)
Ending Balance	$3,180	$2,065	$3,180	$2,065

The value of the sale amount above is the carrying value of the property when it was sold.

Activity in the valuation account for other real estate was as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning Balance —	$(236)	$(285)	$(217)	$(448)
Impairments during year	(11)	(38)	(30)	(38)
Recovery on impairments	13	—	13	—
Reductions	—	—	—	163
Ending Balance — June 30	$(234)	$(323)	$(234)	$(323)

Expenses related to foreclosed assets for the period ending June 30 include:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Write-downs	$11	$38	$30	$38
Losses/(gains)on sales	(48)	(5)	(216)	6
Net loss/(gain)	$(37)	$33	$(186)	$44
Operating expenses	$52	$58	$57	$94

Foreclosed residential real estate properties included in other assets on the Consolidated Balance Sheets totaled $1,875 and $915 at June 30, 2016 and December 31, 2015, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $2,462 and $2,407 at June 30, 2016 and December 31, 2015, respectively.

NOTE 6 — DEPOSITS & REPURCHASE AGREEMENTS

	June 30,	December 31,
	2016	2015
Non-interest-bearing demand	$677,654	$641,439
Interest-bearing demand	1,179,926	1,084,786
Savings	757,506	599,729
Certificates of deposit of $250 or more	63,063	73,493
Other certificates and time deposits	421,210	251,328
Total deposits	$3,099,359	$2,650,775

The Company has entered into repurchase agreements with some of its customers.  The agreements are one day in length.  At June 30, 2016, these agreements totaled $20,916 and were secured by a pledged amount of $44,131 of mortgage backed securities.  At December 31, 2015, these agreements totaled $28,363 and were secured by a pledged amount of $48,662.

Management monitors the fair value of the securities on a regular basis. If the fair value of the securities declined to an amount approximating these agreements, more securities would be pledged.

NOTE 7 - EARNINGS PER SHARE

Earnings per common share (EPS) were computed as follows:

	2016			2015
	Net	Average	Share	Net	Average	Share
Three Months Ended June 30,	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Common Share
Net income	$6,117	22,723,781	$0.27	$9,660	21,668,171	$0.45
Effect of dilutive warrants		179,602			151,965
Effect of dilutive stock options		104,409			102,157
Diluted Earnings Per Common Share
Net income attributable to common shareholders and assumed conversions	$6,117	23,007,792	$0.27	$9,660	21,922,293	$0.44

Stock options for 3,400 common shares in 2015 were not considered in computing diluted earnings per share because they were antidilutive.  There were no antidilutive options in June 2016

	2016			2015
	Net	Average	Share	Net	Average	Share
Six Months Ended June 30,	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Common Share
Net income	$14,883	22,165,535	$0.67	$17,323	21,679,856	$0.80
Effect of dilutive warrants		171,132			141,609
Effect of dilutive stock options		104,475			98,677
Diluted Earnings Per Common Share
Net income attributable to common shareholders and assumed conversions	$14,883	22,441,142	$0.66	$17,323	21,920,142	$0.79

Stock options for 14,671 common shares in 2015 were not considered in computing diluted earnings per share because they were antidilutive.  There were no antidilutive options in June 2016.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for-sale
U. S. government agency	$462	$—	$462	$—
States and municipal	360,571	—	350,141	10,430
Mortgage-backed securities — residential — Government Sponsored Entity	450,362	—	450,362	—
Collateralized mortgage obligations — Government Sponsored Entity	209,714	—	209,714	—
Equity securities	4,670	4,670	—	—
Other securities	6,601	—	—	6,601
Total investment securities available-for-sale	$1,032,380	$4,670	$1,010,679	$17,031

Mortgage banking derivatives	$990	—	$990	—

Interest rate swap asset	$6,569	—	$6,569	—
Interest rate swap liability	$(6,569)	—	$(6,569)	—

		Fair Value Measurements at December 31, 2015 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for-sale
U. S. government agency	$504	$—	$504	$—
States and municipal	350,733	—	339,875	10,858
Mortgage-backed securities — residential — Government Sponsored Entity	334,080	—	334,080	—
Collateralized mortgage obligations — Government Sponsored Entity	228,749	—	228,749	—
Equity securities	4,689	4,689	—	—
Other securities	6,524	—	—	6,524
Total investment securities available-for-sale	$925,279	$4,689	$903,208	$17,382

Mortgage banking derivative	$700	—	$700	—

Interest rate swap asset	$1,508	—	$1,508	—
Interest rate swap liability	$(1,508)	—	$(1,508)	—

There were no transfers between Level 1 and Level 2 during the second quarter of 2016 or 2015.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2016 and 2015:

Three months ended June 30:

States and municipal	2016	2015
Beginning balance, April 1	$10,429	$12,371
Total gains or losses (realized / unrealized)
Included in other comprehensive income	1	(30)
Settlements	—	(478)
Ending balance, June 30	$10,430	$11,863

Other securities	2016	2015
Beginning balance, April 1	$6,523	$2,538
Total gains or losses (realized / unrealized)
Purchases	—	—
Included in other comprehensive income	78	(11)
Ending balance, June 30	$6,601	$2,527

Six months ended June 30:

States and municipal	2016	2015
Beginning balance, January 1	$10,858	$12,810
Total gains or losses (realized / unrealized)
Included in other comprehensive income	2	(30)
Settlements	(430)	(917)
Ending balance, June 30	$10,430	$11,863

Other securities	2016	2015
Beginning balance, January 1	$6,524	$2,503
Total gains or losses (realized / unrealized)
Purchases		—
Included in other comprehensive income	77	24
Ending balance, June 30	$6,601	$2,527

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial and industrial	$256			$256
Agricultural	1,179			1,179
Farm real estate	880			880
Other real estate	460			460
Total impaired loans	$2,775			$2,775

Impaired servicing rights	$1,145			$1,145

		Fair Value Measurements at December 31, 2015 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial and industrial	$58			$58
Other real estate	1,082			1,082
Total impaired loans	$1,140			$1,140

Impaired servicing rights	$531			$531

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $3,495, with a valuation allowance of $720 at June 30, 2016. The Company recorded a charge of $354 to provision expense associated with these loans for the three months ended June 30, 2016 and a charge of $406 to provision expense with these loans for the six month period ending June 30, 2016.  The Company recorded a charge of $968 to provision expense associated with these loans for the three months ended June 30, 2015 and a charge of $1,056 provision expense associated with these loans for the six month period ending June 30, 2016.  At December 31, 2015, impaired loans had a gross carrying amount of $2,393 with a valuation allowance of $1,253. A breakdown of these loans by portfolio class at June 30, 2016 is as follows:

	Gross	Valuation
	Balance	Allowance	Net
Commercial and industrial	$348	$92	$256
Agricultural	1,450	271	1,179
Farm real estate	1,083	203	880
Other real estate	614	154	460
Ending Balance	$3,495	$720	$2,775

Impaired tranches of servicing rights were carried at a fair value of $1,145, which is made up of the gross outstanding balance of $1,395 net of a valuation allowance of $250.  A $50 charge was made to the valuation allowance in the second quarter and first half of 2016. A $150 credit to earnings was made to the valuation allowance in the second quarter and first half of 2015.  At December 31, 2015, impaired servicing rights were carried at a fair value of $531 which was made up of the gross outstanding balance of $731, net of a valuation allowance of $200.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015. Impaired commercial loans, commercial real estate loans, and other real estate owned that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.  The fair value of the mortgage servicing rights is valued based on present value of future cash flows to be received taking into account the coupon rate on the mortgage as well as estimated prepayment speeds.

	Fair Value	Valuation	Unobservable	Range/
June 30, 2016	(in thousands)	Technique(s)	Input(s)	Average
Impaired Loans:
Commercial and industrial	$256	Sales comparison approach	Adjustment for differences between comparable sales	15% - 25%
				21% Avg
Agricultural	1,179	Sales comparison approach	Adjustment for differences between comparable sales	10%
				10% Avg
Farm real estate	880	Sales comparison approach	Adjustment for differences between comparable sales	10%
				10% Avg
Other real estate	460	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	15% - 25%
				20% Avg
	$2,775

Mortgage servicing rights	$1,145	Cash flow analysis	Discount rate	10%

	Fair Value	Valuation	Unobservable	Range/
December 31, 2015	(in thousands)	Technique(s)	Input(s)	Average
Impaired Loans:
Farm real estate	$58	Sales comparison approach	Adjustment for differences between comparable sales	10%
				10% Avg
Other	1,082	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	0% - 20%
	$1,140			10% Avg

Mortgage servicing rights	$531	Cash flow analysis	Discount rate	10%

The carrying amounts and estimated fair values of financial instruments, not previously presented, is as follows:

	Carrying
June 30, 2016	Amount	Level 1	Level 2	Level 3		Total
Assets
Cash and cash equivalents	$88,428	$75,915	$12,513	$		$88,428
Interest bearing time deposits	1,715		1,715			1,715
Loans including loans held for sale, net	2,537,522		13,452		2,614,007	2,627,459
FHLB and other stock	20,400					N/A
Interest receivable	12,411		5,095		7,316	12,411
Liabilities
Deposits	(3,099,359)	(677,654)	(2,422,196)			(3,099,850)
Other borrowings	(130,946)		(138,946)			(138,946)
FHLB advances	(249,808)		(255,637)			(255,637)
Interest payable	(674)		(674)			(674)
Subordinated debentures	(41,239)		(24,212)			(24,212)

	Carrying
December 31, 2015	Amount	Level 1	Level 2	Level 3		Total
Assets
Cash and cash equivalents	$67,578	$56,104	$11,474	$		$67,578
Interest bearing time deposits	1,960		1,960			1,960
Loans including loans held for sale, net	2,139,765		7,726		2,187,366	2,195,092
FHLB and other stock	11,300					N/A
Interest receivable	10,779		4,901		5,878	10,779
Liabilities
Deposits	(2,650,775)	(641,439)	(2,007,405)			(2,648,844)
Other borrowings	(28,363)		(28,363)			(28,363)
FHLB advances	(269,488)		(270,977)			(270,977)
Interest payable	(560)		(560)			(560)
Subordinated debentures	(41,239)		(24,212)			(24,212)

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

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework. The rule implements the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. In general, under the new rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the new rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. Additionally, in order to avoid limitations on capital distributions, the Company will be required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer is being phased in from 0.00% in 2015 to 2.50% in 2019. At June 30, 2016, the capital conservation buffer is 0.625%. At June 30, 2016, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes. The new rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity and became effective on January 1, 2015.

Actual and required capital amounts and ratios are presented below:

			Required for		To Be
	Actual		Adequate Capital		Well Capitalized
June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$389,211	14.5%	$214,229	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	367,727	13.7	160,672	6.0	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	326,853	12.2	120,504	4.5	N/A	N/A
Tier 1 capital (to average assets)	367,727	10.3	142,744	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	390,722	14.6%	214,228	8.0%	267,784	10.0%
Tier 1 capital (to risk-weighted assets)	369,238	13.8	160,671	6.0	214,228	8.0
Common equity Tier 1 capital (to risk-weighted assets)	369,238	13.8	120,503	4.5	174,060	6.5
Tier 1 capital (to average assets)	369,238	10.4	142,454	4.0	178,067	5.0

			Required for		To Be
	Actual		Adequate Capital		Well Capitalized
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$356,210	15.5%	$184,170	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	334,190	14.5	138,127	6.0	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	293,316	12.7	103,595	4.5	N/A	N/A
Tier 1 capital (to average assets)	334,190	10.2	130,845	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$334,266	14.5%	184,168	8.0%	230,211	10.0%
Tier 1 capital (to risk-weighted assets)	312,246	13.6	138,126	6.0	184,168	8.0
Common equity Tier 1 capital (to risk-weighted assets)	312,246	13.6	103,595	4.5	149,637	6.5
Tier 1 capital (to average assets)	312,246	9.6	130,555	4.0	163,194	5.0

Management believes as of June 30, 2016, the Company and the Bank met all capital adequacy requirements to which they are subject to be considered well-capitalized. The Company is a source of additional financial strength to the Bank with its $21,000 in cash and its ability to downstream additional capital to the Bank.

NOTE 10 — INCOME TAXES

In accordance with ASC 740-270-50-1, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2016 and 2015 based on the current estimate of the effective annual rate.  The effective tax rate for the second quarter of 2016 was 19.9% versus 22.7% for the same period 2015.  For the first six months of 2016 and 2015, the effective tax rate was 21.4% versus 20.9% respectively.  The decrease in the second quarter effective tax rate was due to the decrease in pre-tax earnings while tax exempt interest remained flat.  The Company’s effective tax rate was lower than its blended statutory rate due to the Company’s investments in tax-exempt securities, tax-exempt loans, company-owned life insurance, and a subsidiary company domiciled in a state with no state or local income tax.

NOTE 11 — DERIVATIVES

The Bank executes interest rate swaps with commercial banking customers to facilitate their risk management strategies. These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Bank agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the customer to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institutions offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Bank’s results of operations.  The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $110.6 million at June 30, 2016 and $53.7 million at December 31, 2015.

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

The fair value of interest rate swaps are summarized below:

	June 30, 2016		December 31, 2015
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps at Fair Value	$110,620	$6,569	$53,741	$1,508

Included in Other Liabilities:
Interest Rate Swaps at Fair Value	$110,620	$6,569	$53,741	$1,508

The effect of derivative instruments on the Consolidated Statement of Income is presented below:

	Three Months Ended
	June 30,
	2016	2015
Interest Rate Swaps - Fee Income
Included in Other Income / (Expense)	$428	$74

	Six Months Ended
	June 30,
	2016	2015
Interest Rate Swaps – Fee Income
Included in Other Income / (Expense)	$509	$149

NOTE 12 – ACQUISITION

On May 20, 2016, the Company acquired 100% of the outstanding common shares of Cheviot Financial Corp. (“Cheviot”) and its subsidiary Cheviot Savings Bank in exchange for stock and cash.  Shareholders of Cheviot were entitled to merger consideration in accordance with the terms of the merger agreement.  At the time of the merger, stockholders of Cheviot received either 0.6916 shares of the Company’s common stock or $15.00 in cash for each share of Cheviot common stock owned, subject to proration provisions specified in the Merger Agreement that provide for a targeted aggregate split of total consideration of 50% common stock and 50% cash.  In total, the Company issued 2,351,816 shares of common stock and paid $49.7 million in cash to the former shareholders of Cheviot.

With the acquisition, the Company expanded its presence in the greater Cincinnati area.  The acquisition offers the Company the opportunity to increase profitability by introducing new products and services to the acquired customer base and adding new customers in the expanded region.  Cheviot’s results of operations were included in the Company’s results beginning May 21, 2016.  Acquisition-related costs of $6,363 were included in the Company’s income statement for the quarter ended June 30, 2016.  The fair value of the common shares issued as part of the consideration paid for Cheviot was determined on the basis of the closing price of the Company’s common shares on the acquisition date.

Goodwill of $23,819 arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies.  Goodwill will not be deductible for income tax purposes.  The following table summarizes the consideration paid for Cheviot and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration
Cash	$49,715
Equity Instruments	51,387
Fair Value of Total Consideration	$101,102

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed
Cash and cash equivalents	$38,426
Securities	89,694
Federal Home Loan Bank stock	8,651
Loans	359,741
Premises and equipment	6,674
Core deposit intangibles	3,782
Bank owned life insurance	16,576
Other assets	13,435
Total assets acquired	536,979

Deposits	444,509
Federal Home Loan Bank advances	12,344
Other liabilities	2,843
Total liabilities assumed	459,696

Total identifiable net assets	$77,283

Goodwill	$23,819

The Company will be completing its final fair value adjustments in the second half of 2016.

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows.  However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. Receivables acquired that were not subject to these requirements include non-impaired loans and customer receivables with a fair value and gross contractual amounts receivable of $345,270 and $350,949 on the date of acquisition.

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2015.  The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects.  The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.

	3 months	3 months	6 months	6 months
	6/30/2016	6/30/2015	6/30/2016	6/30/2015
Net interest income	$30,667	$29,831	$61,463	$59,190
Net income	10,623	10,528	19,713	18,512
Basic earnings per share	0.44	0.44	0.82	0.77
Diluted earnings per share	0.44	0.43	0.81	0.76

Acquisition costs of $4,342, net of taxes, were excluded from the above table in 2016.

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

The Company does not anticipate a material financial impact as a result of the Actions or the MOU.

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

Results of Operations

Net income for the second quarter of 2016 was $6,117 compared to net income of $9,660 for the second quarter of 2015. The decrease in net income was primarily attributable to an increase in provision for loan losses of $205, an increase in salaries and employee benefits of $1,350, an increase in equipment expenses of $289, and expenses related to the acquisition of Cheviot of $6,363.  The increases in salaries and benefits and equipment expenses are the result of the acquisition of Cheviot as well as the acquisition of the five Old National Bank branches in the third quarter of 2015.  The increase in the allowance for loan losses is a result of organic loan growth in the quarter. Offsetting these increases were increases in net interest income of $2,854, increased interchange income of $577, and increased other income (primarily swap fee income) of $291.  The increase in interchange income is a result of the Company converting its debit cards from Visa to MasterCard which has resulted in a higher interchange rate as well as the higher number of debit cards in use with the aforementioned acquisitions.  Diluted earnings per common share for the second quarter of 2016 totaled $0.27, a $0.17 decrease from the $0.44 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 5.93% for the second quarter of 2016 while return on average assets was 0.67% for the same period, compared to 10.48% and 1.21% respectively, in the second quarter of 2015.

For the six months ended June 30, 2016, net income was $14,883 compared to net income of $17,323 for the same period a year ago. The decrease in net income was again primarily attributable to the expenses related to the acquisition of Cheviot of $6,363, increases in salaries and benefit expenses of $2,233, increases in equipment expenses of $620, and a provision for loan losses of $705.  Offsetting these increases, was an increase in net interest income of $4,172, increase in interchange income of $1,251, and a prepayment penalty on a FHLB advance of $2,364 taken in the first quarter of 2015.  Diluted earnings per common share was $0.66 for the first six months of 2016, a $0.13 decrease from the $0.79 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 7.45% for the first six months of 2016 while return on average assets was 0.85% for the same period, compared to 9.49% and 1.10% respectively, in the first six months of 2015.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Second quarter net interest income of $28,198 in 2016 was an increase of 11.3% versus the second quarter of 2015. Average earning assets were $432 million higher in the second quarter of 2016 compared to 2015 with the majority of the increase attributable to loan growth and securities growth. The growth came from the acquisition of Cheviot in the second quarter of 2016, the acquisition of five Old National branches in the third quarter of 2015 as well as from organic loan growth.  Also affecting margin was an increase in average demand deposits of $97 million.  Net interest margin, on a fully-taxable equivalent basis, was 3.63% for the second quarter of 2016, a twelve basis point decrease compared to 3.75% for the same period a year ago and three basis point decrease on a linked quarter basis.

Net interest income was $4,172 higher in the first six months of 2016 compared to 2015.  Average earning assets were $343 million higher in the second quarter of 2016 compared to 2015 with the majority of the increase again attributable to loan growth and securities growth.  Also affecting margin was an increase in average demand deposits of $100 million.  Net interest margin, on a fully-taxable equivalent basis, was 3.64% for the first six months of 2016, a fourteen basis point decrease compared to 3.78% for the same period a year ago.

The following tables summarize net interest income (on a tax-equivalent basis) for the three month periods ending June 30, 2016 and 2015.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)* - three months ended June 30

	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Rate***	Balance	Interest	Rate***
Assets
Short‑term investments	$29,466	$38	0.52%	$45,962	$30	0.26%
Federal funds sold and money market accounts	26,687	43	0.65	17,896	12	0.27
Securities
Taxable	626,483	3,232	2.07	534,216	2,830	2.12
Non‑taxable*	328,367	4,603	5.64	322,563	4,532	5.64
Total securities	954,850	7,835	3.30	856,779	7,362	3.45
Loans**
Commercial*	1,445,688	15,875	4.42	1,219,633	13,643	4.49
Residential real estate	511,269	5,210	4.10	437,894	4,528	4.15
Consumer	362,533	3,711	4.12	319,917	3,459	4.34
Total loans	2,319,490	24,796	4.30	1,977,444	21,630	4.39
Total earning assets	3,330,493	32,712	3.95	2,898,081	29,034	4.02
Cash and due from banks	55,064			49,588
Unrealized gains (losses) on securities	29,831			23,003
Allowance for loan losses	(21,427)			(23,743)
Premises and equipment, net	72,767			60,504
Intangible assets	87,942			77,887
Accrued interest receivable and other assets	111,191			119,261
Total assets	$3,665,861			$3,204,581
Liabilities
Interest‑bearing deposits DDA, savings, and money market accounts	$1,853,378	$594	0.13	$1,671,895	$497	0.12
Certificates of deposit	383,793	516	0.54	333,402	397	0.48
Total interest‑bearing deposits	2,237,171	1,110	0.20	2,005,297	894	0.18
Short‑term borrowings	38,830	120	1.24	21,821	7	0.13
Subordinated debentures	40,000	353	3.55	40,000	315	3.16
Notes payable and FHLB borrowings	261,863	1,089	1.67	177,321	733	1.66
Total interest‑bearing liabilities	2,577,864	2,672	0.42	2,244,439	1,949	0.35
Demand deposits	654,661			557,212
Other liabilities	18,650			33,379
Total liabilities	3,251,175			2,835,030
Shareholders’ equity	414,686			369,551
Total liabilities and shareholders’ equity	$3,665,861	2,672	0.32	$3,204,581	1,949	0.27
Net interest income		$30,040	3.63****		$27,085	3.75****
Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$1,842			$1,741

*	Adjusted to reflect income related to securities and loans exempt from Federal income taxes of 35%
**	Nonaccruing loans have been included in the average balances.
***	Annualized
****	Net interest income divided by total earning assets.

Volume/Rate Analysis of Changes in Net Interest Income

(Tax Equivalent Basis)

	2Q 2016 OVER 2Q 2015
	Volume	Rate	Total
Interest income
Loans	$3,616	$(450)	$3,166
Securities	802	(329)	473
Federal funds sold and money market funds	8	23	31
Short‑term investments	(14)	22	8
Total interest income	4,412	(734)	3,678
Interest expense
Interest‑bearing DDA, savings, and money market accounts	$56	$41	$97
Certificates of deposit	63	56	119
Borrowings	402	67	469
Subordinated debentures	—	38	38
Total interest expense	521	202	723
Change in net interest income	3,891	(936)	2,955
Change in tax equivalent adjustment			101
Change in net interest income before tax equivalent adjustment			$2,854

Variances not attributed to rate or volume are allocated between rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

The following tables summarize net interest income (on a tax-equivalent basis) for the six month periods ending June 30, 2016 and 2015.

	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Rate***	Balance	Interest	Rate***
Assets
Short‑term investments	$21,317	$53	0.50%	$32,348	$41	0.26%
Federal funds sold and money market accounts	23,195	70	0.61	19,073	27	0.29
Securities
Taxable	610,250	6,479	2.14	537,206	5,770	2.17
Non‑taxable*	327,392	9,184	5.64	315,662	8,921	5.70
Total securities	937,642	15,663	3.36	852,868	14,691	3.47
Loans**
Commercial*	1,403,604	30,435	4.36	1,210,434	27,225	4.54
Residential real estate	471,875	9,616	4.10	437,518	9,099	4.19
Consumer	355,931	7,455	4.21	318,100	6,862	4.35
Total loans	2,231,410	47,506	4.28	1,966,052	43,186	4.43
Total earning assets	3,213,564	63,292	3.96	2,870,341	57,945	4.07
Cash and due from banks	53,635			46,576
Unrealized gains (losses) on securities	28,042			24,094
Allowance for loan losses	(21,595)			(23,696)
Premises and equipment, net	68,375			60,777
Intangible assets	84,186			78,111
Accrued interest receivable and other assets	105,776			118,744
Total assets	$3,531,983			$3,174,947
Liabilities
Interest‑bearing deposits DDA, savings, and money market accounts	$1,768,153	$1,058	0.12	$1,636,076	$988	0.12
Certificates of deposit	350,155	970	0.56	335,029	805	0.48
Total interest‑bearing deposits	2,118,308	2,028	0.19	1,971,105	1,793	0.18
Short‑term borrowings	33,084	133	0.81	23,275	17	0.15
Subordinated debentures	40,000	696	3.50	40,000	624	3.15
Notes payable and FHLB borrowings	272,215	2,189	1.62	191,708	1,728	1.82
Total interest‑bearing liabilities	2,463,607	5,046	0.41	2,226,088	4,162	0.38
Demand deposits	647,033			546,923
Other liabilities	19,398			33,951
Total liabilities	3,130,038			2,806,962
Shareholders’ equity	401,945			367,985
Total liabilities and shareholders’ equity	$3,531,983	5,046	0.32	$3,174,947	4,162	0.29
Net interest income		$58,246	3.64****		$53,783	3.78****
Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$3,676			$3,385

*	Adjusted to reflect income related to securities and loans exempt from Federal income taxes of 35%
**	Nonaccruing loans have been included in the average balances.
***	Annualized
****	Net interest income divided by total earning assets.

	Six months 2016 OVER Six months 2015
	Volume	Rate	Total
Interest income
Loans	$5,797	$(1,477)	$4,320
Securities	1,463	(491)	972
Federal funds sold and money market funds	7	36	43
Short‑term investments	(18)	30	12
Total interest income	7,249	(1,902)	5,347
Interest expense
Interest‑bearing DDA, savings, and money market accounts	$82	$(12)	$70
Certificates of deposit	38	127	165
Borrowings	699	(122)	577
Subordinated debentures	—	72	72
Total interest expense	819	65	884
Change in net interest income	6,430	(1,967)	4,463
Change in tax equivalent adjustment			291
Change in net interest income before tax equivalent adjustment			$4,172

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

Second quarter non-interest income for 2016 was $13,738 compared to $12,869 for the second quarter of 2015.  Contributing to the increase of $869 was an increase in interchange income of $577 and other income (primarily swap fee income) of $291 offset by a reduction in service charges on deposit accounts of $279.  The Company switched its debit cards from VISA to MasterCard in late 2015 which resulted in a higher interchange rate.

For the six months ended June 30, 2016, non-interest income was $25,327 compared to $24,260 for the first six months of 2015.  Contributing to the increase of $1,067 was an increase in interchange income of $1,251.

Non-interest Expense

The Company’s non-interest expense was $34,097 for the second quarter of 2016, compared to $25,720 for the same period in 2015.  The primary reasons for the increase were expenses related to the acquisition of Cheviot of $6,363, increases in salaries and employee benefits of $1,350, and increases in equipment expenses of $289.  The increase in salaries and employee benefits and equipment expenses were related to the acquisition of Cheviot in the second quarter of 2016 as well as the acquisition of five Old National Bank branches in the third quarter of 2015.  The Company’s efficiency ratio was 77.9% for the second quarter of 2016 compared to 64.4% for the same period a year ago.

For the six months ended June 30, 2016, non-interest expense was $60,254 compared to $52,747 for the first six months of 2015.  The primary reasons for the increase of $7,507 were the aforementioned expenses related to the acquisition of Cheviot of $6,363, increases in salaries and employee benefits of $2,233, and increases in equipment expenses of $620. Offsetting these increases was a prepayment penalty on the repayment of a FHLB advance of $2,364 taken in the first quarter of 2015.  The Company’s efficiency ratio was 72.1% for the first six months of 2016 compared to 67.6% for the same period a year ago.

Income Taxes

The effective tax rate for the second quarter of 2016 was 19.9% versus 22.7% for the same period  of 2015.  The decrease was due to the decrease in pre-tax income in the second quarter of 2016 with tax exempt income remaining flat.

The effective tax rate for the first six months of 2016 was 21.4% versus 20.9% for the same period of 2015.

The Company’s effective tax rate was lower than its blended statutory rate due to the Company’s investments in tax-exempt securities, tax-exempt loans, company-owned life insurance, and a subsidiary company domiciled in a state with no state or local income tax.

Financial Condition

Total assets at June 30, 2016 were $3,994,584, a 18.0% increase from total assets of $3,385,408 as of December 31, 2015.  The large increase was primarily the result of the acquisition of Cheviot in the second quarter of 2016.  Average earning assets represented 90.9% of average total assets for the second quarter of 2016 and 90.4% for the same period in 2015. Average loans represented 80.5% of average deposits in the second quarter of 2016 and 77.2% for the comparable period in 2015.  Average loans as a percent of average assets were 63.5% and 61.7% for the three month periods ended June 30, 2016 and 2015, respectively.

Deposits increased significantly at June 30, 2016 compared to December 31, 2015.  All categories of deposits increased due to the acquisition of Cheviot.

Shareholders’ equity was $454 million on June 30, 2016 compared to $381 million on December 31, 2015.  Book value (shareholders’ equity) per common share was $18.90 at June 30, 2016 versus $17.67 at year-end 2015. Accumulated other comprehensive income increased book value per share by $1.03 at June 30, 2016 and increased book value per share by $0.58 at December 31, 2015.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.

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

Total loans (excluding loans held for sale) increased $393,411 from year end 2015.  Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 24.8% of total loans at June 30, 2016 and 20.4% at December 31, 2015. On June 30, 2016, the Company had $12,962 of loans held for sale, which was a $5,429 increase from the year-end balance of $7,533. The Company generally retains the servicing rights on mortgages sold.

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

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Amount	$19,829	$14,428	$16,039	$16,893	$20,032
Percent of loans	0.78%	0.67%	0.74%	0.81%	1.00%

Of the $19,829 of non-performing loans at June 30, 2016, $5,081 had a specific reserve allocated of $986.

A reconciliation of the non-performing assets for the first six months of 2016 and 2015 is as follows:

	2016	2015
Beginning Balance — NPA — January 1	$17,998	$31,527
Non‑accrual
Add: New non‑accruals	5,295	4,987
Add: Acquisition	4,052	—
Less: To accrual/payoff/restructured	(3,755)	(1,611)
Less: To OREO	(983)	(363)
Less: Net charge offs	(1,257)	(777)
Increase/(Decrease): Non‑accrual loans	3,352	2,236
Other Real Estate Owned (OREO)
Add: New OREO properties	983	363
Add: New OREO from acquisition	1,668	—
Less: OREO sold	(1,400)	(948)
Less: OREO losses (write‑downs)	(30)	(38)
Increase/(Decrease): OREO	1,221	(623)
Increase/(Decrease): Repossessions	—	—
Increase/(Decrease): 90 Days Delinquent	126	40
Increase/(Decrease): TDR’s	312	(11,083)
Total NPA change	5,011	(9,430)
Ending Balance — NPA — June 30,	$23,009	$22,097

The large decrease in TDR’s in 2015 is due to the sale of two large loans in 2015.

At June 30, 2016, the Company had two non-accrual loans over $500.  This was a small decrease from the number at December 31, 2015. These loans are real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses. In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate, other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Company by increasing the ultimate probability of collection. The Company reviews each relationship before it grants the concession to ensure the creditor can comply with the new terms. To date, most of the concessions have been extensions of maturity dates.

The Company saw an  increase in its Special Mention and Substandard Loans in the second quarter of 2016.  These loans increased $14,151 from the end of 2015, with $12,318 of the increase due to the acquisition of Cheviot.

The provision for loan losses was $205 in the second quarter of 2016 compared to $0 for the same period in 2015 and $500 for the first quarter of 2016. The increase in provision expense from 2015 was primarily due to the growth in loan balances.  For the first six months of 2016 and 2015, the provision for loan loss was $705 and $0, respectively.  The increase in provision expense from 2015 was primarily due to the growth in loan balances.  The amount of new non-accrual loans in the second quarter of 2016 was approximately 200% higher than the first quarter of 2016.  The majority of the increase in the non-accrual balance came from the acquisition of Cheviot loans.

The Company realized net recoveries of $184 for the second quarter of 2016 compared to net charge-offs of $165 for the same period a year ago.  The net recovery was due to the recoveries of two large credits that were written off in a prior quarter.  For the first six months of 2016 and 2015, net charge-offs were $1,257 and $777.

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The allowance for loan losses as of June 30, 2016 was considered adequate by management.  The allowance for loan losses was $21,468 as of June 30, 2016 and represented 0.84% of total outstanding loans compared to $22,020 as of December 31, 2015 or 1.02% of total outstanding loans.  The decrease in the percentage was due primarily to the large increase of loans acquired from the Cheviot acquisition which were recorded at fair value with no associated allowance.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of June 30, 2016, the Company had $1,032,380 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $38,149 was recorded to adjust the AFS portfolio to current market value at June 30, 2016, compared to an unrealized pre-tax gain of $19,422 at December 31, 2015. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future and the decline in fair value is largely due to temporary illiquidity and not necessarily the expected cash flows of the individual securities. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances, fed funds sold, and lines of credit are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 86.1% and 87.7% of total average earning assets for the six month periods ending June 30 2016 and 2015. Total interest-bearing deposits averaged 76.6% and 78.3% of average total deposits for the six month periods ending June 30, 2016 and 2015, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had long term FHLB advances of $249,808 outstanding at June 30, 2016. These advances have interest rates ranging from 0.76% to 4.37%.  These advances were long term advances with approximately $25,000 maturing in 2016, $20,000 maturing in 2017, $45,000 maturing in 2018, and $160,000 maturing in 2019 and beyond.

The Company has short term FHLB advances of $80,000 outstanding at June 30, 2016 at an interest rate of 0.70%.  These advances have a maturity of six month or less.

The Company also has  a $30,000 line of credit that was entered in the second quarter of 2016 that has a current interest rate of 2.75%.

Capital Resources

Total shareholders’ equity was $453,782 at June 30, 2016, which was an increase of $72,422 compared to the $381,360 of shareholders’ equity at December 31, 2015. The increase in shareholders’ equity was primarily attributable to the Company’s acquisition of Cheviot of $51,387 as well as net income of $14,883, activity in stock option and restricted stock programs of $1,153, and other comprehensive income of $12,173, offset by common dividends paid of $6,868 and purchase of stock in connection with stock option exercises and vesting of restricted stock of $306 for the first six months of 2016.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. On January 1, 2015 the Federal Reserve established an integrated regulatory framework that required a new ratio of common equity Tier 1 capital to risk-weighted assets as well raising the minimum ratio of Tier 1 capital to risk-weighted assets.  At June 30, 2016, Tier 1 capital to total average assets was 10.3%. Common equity Tier 1 capital to risk-adjusted assets was 12.2%.  Tier 1 capital to risk-adjusted assets was 13.7%. Total capital to risk-adjusted assets was 14.5%. All four ratios exceed all required ratios established for bank holding companies.  Additionally, in order to avoid limitations on capital distributions, the Company will be required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer is being phased in from 0.00% in 2015 to 2.50% in 2019. At June 30, 2016, the capital conservation buffer is 0.625%.  The capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes.  Risk-adjusted capital levels of the Bank exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.15 per share in the second quarter of 2016 versus $0.13 per share for the second quarter of 2015.  The Company has increased its common dividend in the last few quarters as its net income has increased.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 81.8% of total earning assets for the six months ended June 30, 2016 and 83.3% for the same period in 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and quarterly by the Credit and Risk Committee of the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2016 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

The Company purchased the following equity securities of the Company during the quarter ended June 30, 2016:

			Total Number of Shares	Maximum Number (or
			(or Units) Purchased as	Approximate Dollar Value)
	Total Number		Part of Publicly	of Shares (or Units) That
	of Shares (or	Average Price Paid Per	Announced Plans or	May Yet Be Purchased
Period	Units) Purchased (1)	Share (or Unit)	Programs	Under the Plans or Programs
April 1‑30, 2016	10,213	20.61	—	—
May 1‑31, 2016	—	—	—	—
June 1‑30, 2016	—	—	—	—
Total:	10,213	20.61	—	—

(1)

Represents shares withheld, delivered or attested (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Company's employee stock compensation plans provide that the value of the shares withheld, delivered or attested, shall be determined using the fair market value of the Company's common stock on the date the relevant transaction occurs.

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

10.1	Loan Agreement between U.S. Bank National Association and MainSource Financial Group, Inc. dated April 28, 2016.

10.2	Amendment to Change in Control Agreement between MainSource Financial Group, Inc. and Chris Harrison dated April 20, 2016.*

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer

101

The following financial statements and notes from the MainSource Financial Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows; and (v) the Notes to the consolidated financial statements.

*          A management contract, compensatory plan or arrangement.

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

August 8, 2016

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

August 8, 2016

/s/ James M. Anderson
James M. Anderson
Executive Vice President & Chief Financial Officer