Form 10-Q
period 2016-09-30
MAINSOURCE FINANCIAL GROUP
filed 2016-11-08
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of November 8, 2016 there were outstanding 24,033,881 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except share and per share data)

Item 1. Financial Statements

	(Unaudited)
	September 30,	December 31,
	2016	2015
Assets
Cash and due from banks	$62,809	$56,104
Money market funds and federal funds sold	17,520	11,474
Cash and cash equivalents	80,329	67,578
Interest bearing time deposits	1,960	1,960
Securities available for sale	1,025,048	925,279
Loans held for sale	6,977	7,533
Loans, net of allowance for loan losses of $21,828 and $22,020	2,563,079	2,133,372
FHLB and other stock, at cost	21,537	11,300
Premises and equipment, net	76,436	62,973
Goodwill	100,889	75,953
Purchased intangible assets	7,762	4,662
Cash surrender value of life insurance	80,083	62,451
Interest receivable and other assets	49,843	32,347
Total assets	$4,013,943	$3,385,408
Liabilities
Deposits
Noninterest bearing	$705,428	$641,439
Interest bearing	2,418,600	2,009,336
Total deposits	3,124,028	2,650,775
Other borrowings	108,076	28,363
Federal Home Loan Bank (FHLB) advances	259,638	269,488
Subordinated debentures	41,239	41,239
Other liabilities	21,354	14,183
Total liabilities	3,554,335	3,004,048
Commitments and contingent liabilities
Shareholders’ equity
Preferred stock, no par value
Authorized shares — 400,000
Issued shares — 0
Outstanding shares — 0
Aggregate liquidation preference $0	—	—
Common stock $.50 stated value:
Authorized shares — 100,000,000
Issued shares — 24,676,409 and 22,266,107
Outstanding shares — 24,033,381 and 21,579,575	12,430	11,201
Treasury stock — 643,028 and 686,532 shares, at cost	(11,105)	(11,812)
Additional paid-in capital	298,649	247,629
Retained earnings	137,852	121,718
Accumulated other comprehensive income	21,782	12,624
Total shareholders’ equity	459,608	381,360
Total liabilities and shareholders’ equity	$4,013,943	$3,385,408

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share data)

	(Unaudited)		(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income
Loans, including fees	$26,782	$22,040	$73,810	$64,858
Securities
Taxable	4,009	3,010	10,488	8,780
Tax exempt	3,023	3,035	9,009	8,939
Other interest income	43	28	166	96
Total interest income	33,857	28,113	93,473	82,673
Interest expense
Deposits	1,066	915	3,094	2,708
Federal Home Loan Bank advances	1,093	773	3,282	2,501
Subordinated debentures	355	318	1,051	942
Other borrowings	353	19	486	36
Total interest expense	2,867	2,025	7,913	6,187
Net interest income	30,990	26,088	85,560	76,486
Provision for loan losses	150	800	855	800
Net interest income after provision for loan losses	30,840	25,288	84,705	75,686
Non-interest income
Service charges on deposit accounts	5,696	6,102	15,597	16,221
Interchange income	2,877	2,256	8,317	6,445
Mortgage banking	2,602	2,270	7,135	6,734
Trust and investment product fees	1,163	1,204	3,626	3,664
Increase in cash surrender value of life insurance	410	310	1,056	931
Net realized gains on securities (includes $23 and $144 accumulated other comprehensive income (AOCI) reclassifications for realized net gains on available for sale securities in 2016 and $45 and $360 in 2015)	23	45	144	360
Gain/(Loss) on sale and write-down of OREO	67	(19)	253	(63)
Other income	1,076	1,176	3,113	3,312
Total non-interest income	13,914	13,344	39,241	37,604
Non-interest expense
Salaries and employee benefits	16,686	14,674	47,430	43,185
Net occupancy	2,412	2,064	6,877	6,276
Equipment	3,315	2,823	9,493	8,381
Intangibles amortization	302	431	999	1,270
Telecommunications	459	410	1,256	1,290
Stationery printing and supplies	263	302	809	894
FDIC assessment	395	435	1,250	1,245
Marketing	780	948	2,523	2,413
Collection expense	174	263	596	769
Prepayment penalty on FHLB advance	—	—	—	2,364
Acquisition related expenses	601	617	6,964	617
Consultant expense	156	250	428	750
Interchange expense	830	696	2,558	1,986
Other expenses	2,568	2,722	8,012	7,942
Total non-interest expense	28,941	26,635	89,195	79,382
Income before income tax	15,813	11,997	34,751	33,908
Income tax expense (includes $8 and $50 income tax expense from AOCI reclassification items in 2016 and $16 and $126 in 2015)	4,117	2,886	8,172	7,474
Net income attributable to common shareholders	$11,696	$9,111	$26,579	$26,434
Net income per common share:
Basic	$0.49	$0.42	$1.17	$1.22
Diluted	$0.48	$0.42	$1.15	$1.21
Dividend per share	$0.15	$0.14	$0.45	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

	(Unaudited)		(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$11,696	$9,111	$26,579	$26,434
Other comprehensive income:
Unrealized holding gains/(losses) on securities available for sale	(4,616)	6,723	14,232	3,044
Reclassification adjustment for (gains) included in net income	(23)	(45)	(144)	(360)
Tax effect	1,624	(2,271)	(4,930)	(912)
Other comprehensive income	(3,015)	4,407	9,158	1,772
Comprehensive income	$8,681	$13,518	$35,737	$28,206

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	(Unaudited)
	Nine months ended
	September 30,
	2016	2015
Operating Activities
Net income	$26,579	$26,434
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	855	800
Depreciation expense	5,390	4,733
Amortization of mortgage servicing rights	1,068	1,034
(Recovery)/additional impairment of valuation allowance on mortgage servicing rights	175	(175)
Securities amortization, net	3,792	2,332
Amortization of purchased intangible assets	999	1,270
Earnings on cash surrender value of life insurance policies	(1,056)	(931)
Gain on life insurance benefit	—	(307)
Securities gains, net	(144)	(360)
Gain on loans sold	(4,512)	(4,381)
Loans originated for sale	(185,098)	(183,802)
Proceeds from loan sales	190,166	191,644
Stock based compensation expense	713	633
Stock portion of director retainer fee expense	282	230
(Gain)/Loss on sale and write-down of OREO	(253)	63
Prepayment penalty on FHLB advance	—	2,364
Change in other assets and liabilities	(7,520)	2,072
Net cash provided by operating activities	31,436	43,653
Investing Activities
Net change in short term investments	—	(45)
Purchases of securities available for sale	(186,209)	(284,755)
Proceeds from calls, maturities, and payments on securities available for sale	100,835	104,182
Proceeds from sales of securities available for sale	85,738	139,547
Loan originations and payments, net	(73,574)	(101,145)
Purchases of premises and equipment	(12,179)	(5,543)
Proceeds from sale of OREO	3,185	1,352
Proceeds from redemption of restricted stock	3,090	2,784
Purchase of restricted stock	(4,676)	—
Proceeds from sale of portfolio loans	—	11,356
Proceeds from life insurance benefit	—	1,094
Cash received/(paid) from bank/branch acquisitions, net	(11,289)	57,083
Net cash used by investing activities	(95,079)	(74,090)
Financing Activities
Net change in deposits	28,558	40,251
Net change in other borrowings	59,713	13,090
Proceeds from FHLB advances	420,000	585,000
Repayment of FHLB advances	(442,006)	(546,361)
Proceeds from line of credit	30,000	—
Cash dividends on common stock	(10,445)	(8,659)
Purchase of treasury shares	(333)	(3,280)
Repayment on line of credit	(10,000)	—
Proceeds from exercise of stock options, including tax benefit	907	264
Net cash provided by financing activities	76,394	80,305
Net change in cash and cash equivalents	12,751	49,868
Cash and cash equivalents, beginning of period	67,578	62,485
Cash and cash equivalents, end of period	$80,329	$112,353
Supplemental cash flow information
Interest paid	$8,330	$6,233
Income taxes paid	3,005	3,285
Supplemental non cash disclosure
Loan balances transferred to foreclosed real estate	1,547	1,164
Loan balances transferred to loans held for sale	—	11,356
Due to broker for securities purchases	—	86,395
Due from broker for securities sales	—	44,202

See NOTE 12 regarding non-cash transactions included in acquisitions.

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

Adoption of New Accounting Standards and Newly-Issued, Not Yet Effective Accounting Standards

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 adds or clarifies guidance on the presentation and classification of eight specific types of cash receipts and cash payments in the statement of cash flows, with the intent of reducing diversity in practice. This ASU 2016-15 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Entities must apply the guidance retrospectively to all periods presented; however, entities may apply prospectively if retrospective application is impracticable. The Company is currently assessing the impact that the adoption of ASU 2016-15 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments (Topic 326) Measurement of Credit Losses on Financial Instrument”  ( “CECL”).  ASU 2016-13 requires an allowance for expected credit losses on financial assets be recognized as early as day one of the instrument.  This ASU departs from the incurred loss model which means the probability threshold is removed.  It considers more forward-looking information and requires the entity to estimate its credit losses over the life of the asset.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  The Company will be evaluating the impact of this ASU over the next several years.

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. Employee and director options are tracked separately. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

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

The following table summarizes stock option activity:

	Nine Months Ended
	September 30, 2016
		Weighted
		Average
		Exercise
Options	Shares	Price
Outstanding, beginning of year	310,665	$12.83
Granted	—	—
Exercised	(59,625)	14.20
Forfeited or expired	(12,125)	12.16
Outstanding at end of period	238,915	$12.52
Exercisable at end of period	198,065	$11.99
Fully vested and expected to vest	237,727	$12.50

The following table details stock options outstanding:

	September 30,	December 31,
	2016	2015
Stock options vested and currently exercisable:
Number	198,065	269,415
Weighted average exercise price	$11.99	$12.48
Aggregate intrinsic value	$2,567	$2,801
Weighted average remaining life (in years)	3.3	3.6

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $21 and $64 in stock compensation expense during the three and nine months ended September 30, 2016 and $48 and $133 in stock compensation expense during the three and nine months ended September 30 2015 to salaries and employee benefits. There were no options granted in the first nine months of 2016 or 2015.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2016 and beyond is estimated as follows:

Year	(in thousands)
October 2016 - December 2016	$22
2017	35

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

A summary of changes in the Company’s nonvested restricted shares for 2016 follows:

		Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2016	101,631	$16.57
Granted	40,152	21.91
Vested	(30,048)	13.75
Forfeited	(500)	16.55
Nonvested at September 30, 2016	111,235	$19.26

As of September 30, 2016, there was $1,089 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the 2015 Plan that will be recognized over the remaining vesting period of approximately 2.1 years. The recognized compensation costs related to the plans were $160 and $512 for the three month and nine periods ending September 30, 2016 and $143 and $447 for the three and nine months periods ending September 30, 2015.

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

The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The performance share units are earned over the three year period of the award. A total of 16,152 performance share units were granted in the first quarter of 2016 at a weighted average cost of $21.41 per share.  A total of 16,205 performance share units were granted in the second quarter of 2015 at a weighted average cost of $19.57 per share.  Compensation expense is recognized over the three year performance period of the awards based on the fair value of the stock at the issue date and the anticipated achievement level of the target performance.  Quarterly, the performance measures will be reevaluated and adjustments made to the expense recorded in the financial statements, if needed, to reflect the new revised achievement levels.  $55 and $137 of expense was recognized on these awards for the three and nine month periods ending September 30, 2016 and $27 and $53 of expense was recognized in the three and nine months periods ending September 30, 2015.  A total of $447 will be expensed in future periods if the Target level is achieved.

In the second quarter of 2016, members of the Board of Directors received their entire annual retainer in restricted Company stock for the following Board year ended with the 2017 annual meeting of shareholders. The 2016 award vests quarterly for all directors who remain on the Board of Directors on the vesting dates, with 25% of the award vesting on each of May 1, August 1, and November 1, 2016, and February 1, 2017. The value of the 2016 retainer award was determined by multiplying the award amount by the closing price of the stock on the date of the 2016 annual meeting of shareholders.  Additional shares were granted in June 2016 to a new director who joined the Board following the Company’s acquisition of Cheviot Financial Corp.  The shares granted were pro-rated based on the new director’s time on the Board.

For all awards, other expense is recognized over the three month period of the awards based on the fair value of the stock at the issue dates. Shares awarded by quarter were as follows:

Quarter		Shares	Price per Share
2016	1Q	358	19.89
2016	2Q	17,976	21.89

A total of $103 and $70 was recognized as other expense in the third quarter of 2016 and 2015 respectively for these grants and $282 and $230 was recognized in the first nine months of 2016 and 2015 respectively.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of September 30, 2016
Available for Sale
U. S. government agency	$426	$10	$—	$436
State and municipal	339,261	20,529	(93)	359,697
Mortgage-backed securities-residential (Government Sponsored Entity)	446,989	9,478	(3)	456,464
Collateralized mortgage obligations (Government Sponsored Entity)	192,100	3,664	(145)	195,619
Equity securities	6,233	—	—	6,233
Other securities	6,529	70	—	6,599
Total available for sale	$991,538	$33,751	$(241)	$1,025,048

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of December 31, 2015
Available for Sale
U. S. government agency	$499	$5	$—	$504
State and municipal	332,999	17,802	(68)	350,733
Mortgage-backed securities-residential (Government Sponsored Entity)	332,525	2,199	(644)	334,080
Collateralized mortgage obligations (Government Sponsored Entity)	228,621	1,966	(1,838)	228,749
Equity securities	4,689	—	—	4,689
Other securities	6,524	—	—	6,524
Total available for sale	$905,857	$21,972	$(2,550)	$925,279

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity or with no maturity are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$11,347	$11,456
One through five years	70,884	74,840
Six through ten years	112,190	119,436
After ten years	151,795	161,000
Mortgage-backed securities-residential (Government Sponsored Entity)	446,989	456,464
Collateralized mortgage obligations (Government Sponsored Entity)	192,100	195,619
Equity securities	6,233	6,233
Total available for sale securities	$991,538	$1,025,048

Proceeds from sales of securities available for sale were $85,738 and $139,547 for the nine months ended September 30, 2016 and 2015, respectively. Gross gains of $144 and $1,515 and gross losses of $0 and $1,155 were realized on these sales during 2016 and 2015, respectively.  Income taxes on these net gains were $50 and $126 in 2016 and 2015.

Proceeds from sales of securities available for sale were $7,615 and $57,208 for the three months ended September 30, 2016 and 2015, respectively. Gross gains of $23 and $203 and gross losses of $0 and $158 were realized on these sales during 2016 and 2015, respectively.  Income taxes on these net gains were $8 and $16 in 2016 and 2015.

Below is a summary of securities with unrealized losses as of September 30, 2016 and December 31, 2015 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
September 30, 2016		Unrealized		Unrealized		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U. S. government agency	$—	$—	$—	$—	$—	$—
State and municipal	10,825	(93)	—	—	10,825	(93)
Mortgage-backed securities-residential (Government Sponsored Entity)	10,175	(3)	—	—	10,175	(3)
Collateralized mortgage obligations (Government Sponsored Entity)	17,568	(77)	9,068	(68)	26,636	(145)
Other securities	—	—	—	—	—	—
Total temporarily impaired	$38,568	$(173)	$9,068	$(68)	$47,636	$(241)

	Less than 12 months		12 months or longer		Total
December 31, 2015		Unrealized		Unrealized		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U. S. government agency	$—	$—	$—	$—	$—	$—
State and municipal	4,802	(33)	1,367	(35)	6,169	(68)
Mortgage-backed securities-residential (Government Sponsored Entity)	168,950	(644)	—	—	168,950	(644)
Collateralized mortgage obligations (Government Sponsored Entity)	53,324	(591)	52,061	(1,247)	105,385	(1,838)
Other securities	—	—	—	—	—	—
Total temporarily impaired	$227,076	$(1,268)	$53,428	$(1,282)	$280,504	$(2,550)

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

As of September 30, 2016, the Company’s securities portfolio consisted of 938 securities, 28 of which were in an unrealized loss position.  Unrealized losses on state and municipal securities of $93 have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to changes in interest rates. The Company monitors the financial condition of these issuers. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

At September 30, 2016, almost all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value of approximately $3 is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2016.

The Company’s collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations with a market value of $26,636 which had unrealized losses of approximately $145 at September 30, 2016. As noted above, the decline in fair value is attributable to changes in interest rates and illiquidity and not credit quality. The Company monitors to insure it has adequate credit support and as of September 30, 2016, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. All securities are investment grade.

NOTE 4 - LOANS AND ALLOWANCE

Loans were as follows:

	September 30,	December 31,
	2016	2015
Commercial
Commercial and industrial	$422,614	$380,960
Agricultural	67,745	64,704
Commercial Real Estate
Farm	109,507	97,916
Hotel	90,929	72,193
Construction and development	87,722	77,394
Other	837,838	678,381
Residential
1-4 family	621,259	438,808
Home equity	286,266	288,265
Consumer
Direct	60,675	56,312
Indirect	352	459
Total loans	2,584,907	2,155,392
Allowance for loan losses	(21,828)	(22,020)
Net loans	$2,563,079	$2,133,372

The Company purchased some financing receivables in the last several years.  The investment by portfolio class at September 30, 2016 is as follows.  These loans are included in the above table and all other tables below at the recorded investment amount.

	September 30,	December 31,
	2016	2015
Commercial and industrial	$16,337	$9,406
Agricultural	1,025	—
Construction and development	14,136	3,666
Farm real estate	221	—
Hotel	1,615	—
Other real estate	175,387	81,831
1-4 family	216,057	46,967
Home equity	14,959	19,076
Direct	2,858	2,818
	$442,595	$163,764

The remaining discount on the above loans was $7,308 and $2,198 at September 30, 2016 and December 31, 2015 respectively.

Activity in the allowance for loan losses for the three months ended September 30, 2016 and 2015 was as follows:

		Commercial
2016	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, July 1	$6,940	$8,780	$4,677	$1,071	$21,468
Provision charged to expense	1,525	(1,225)	(257)	107	150
Losses charged off	(23)	(33)	(122)	(1,031)	(1,209)
Recoveries	148	398	106	767	1,419
Balance, September 30	$8,590	$7,920	$4,404	$914	$21,828

		Commercial
2015	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, July 1	$5,394	$12,689	$3,264	$1,126	$22,473
Provision charged to expense	1,331	(1,349)	154	664	800
Losses charged off	(773)	(101)	(401)	(1,076)	(2,351)
Recoveries	246	307	71	477	1,101
Balance, September 30	$6,198	$11,546	$3,088	$1,191	$22,023

Activity in the allowance for loan losses for the nine months ended September 30, 2016 and 2015 was as follows:

		Commercial
2016	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, January 1	$6,511	$10,702	$3,859	$948	$22,020
Provision charged to expense	2,352	(3,314)	1,214	603	855
Losses charged off	(650)	(614)	(967)	(2,748)	(4,979)
Recoveries	377	1,146	298	2,111	3,932
Balance, September 30	$8,590	$7,920	$4,404	$914	$21,828

		Commercial
2015	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, January 1	$2,977	$15,605	$3,501	$1,167	$23,250
Provision charged to expense	3,822	(5,298)	927	1,349	800
Losses charged off	(900)	(538)	(1,606)	(2,576)	(5,620)
Recoveries	299	1,777	266	1,251	3,593
Balance, September 30	$6,198	$11,546	$3,088	$1,191	$22,023

The following table presents the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment method at September 30, 2016 and December 31, 2015.

		Commercial
September 30, 2016	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Ending Balance individually evaluated for impairment	$454	$650	$148	$—	$1,252
Ending Balance collectively evaluated for impairment	8,136	7,270	4,256	914	20,576
Total ending allowance balance	$8,590	$7,920	$4,404	$914	$21,828
Loans
Ending Balance individually evaluated for impairment	$2,329	$7,870	$10,092	$121	$20,412
Ending Balance collectively evaluated for impairment	488,030	1,118,126	897,433	60,906	2,564,495
Total ending loan balance excludes $6,911 of accrued interest	$490,359	$1,125,996	$907,525	$61,027	$2,584,907

		Commercial
December 31, 2015	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Ending Balance individually evaluated for impairment	$92	$1,166	$171	$—	$1,429
Ending Balance collectively evaluated for impairment	6,419	9,536	3,688	948	20,591
Total ending allowance balance	$6,511	$10,702	$3,859	$948	$22,020
Loans
Ending Balance individually evaluated for impairment	$812	$8,909	$9,155	$113	$18,989
Ending Balance collectively evaluated for impairment	444,852	916,975	717,918	56,658	2,136,403
Total ending loan balance excludes $5,878 of accrued interest	$445,664	$925,884	$727,073	$56,771	$2,155,392

The allowance for loans collectively evaluated for impairment consists of reserves on groups of similar loans based on historical loss experience adjusted for other factors, as well as reserves on certain loans that are classified but determined not to be impaired based on an analysis which incorporates probability of default with a loss given default scenario. The reserves on these loans totaled $2,410 at September 30, 2016 and $1,583 at December 31, 2015.

In connection with the acquisition of Cheviot Financial Corp. (see Note 12), the Company acquired $16,175 of purchased credit impaired loans with $4,615 of non accretable yield and no accretable yield.  The Company provided no allowance for loan losses on these loans at September 30, 2016.

The recorded investment in loans excludes accrued interest receivable due to immateriality.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2016 and December 31, 2015.  Performing troubled debt restructurings totaling $1,954 and $2,760 were excluded as allowed by ASC 310-40.

			Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
September 30, 2016	Balance	Investment	Allocated
With an allowance recorded
Commercial
Commercial and industrial	$371	$344	$85
Agricultural	1,450	1,450	369
Commercial Real Estate
Farm	1,106	1,105	282
Hotel	—	—	—
Construction and development	—	—	—
Other	1,788	1,682	368
Residential
1-4 Family	1,100	1,059	147
Home Equity	107	107	1
Consumer
Direct	—	—	—
Indirect	—	—	—
Subtotal — impaired with allowance recorded	5,922	5,747	1,252
With no related allowance recorded
Commercial
Commercial and industrial	$1,078	$352	$—
Agricultural	183	183	—
Commercial Real Estate
Farm	501	246	—
Hotel	64	64	—
Construction and development	158	84	—
Other	3,872	2,736	—
Residential
1-4 Family	8,984	7,040	—
Home Equity	2,127	1,886	—
Consumer
Direct	127	120	—
Indirect	—	—	—
Subtotal — impaired with no allowance recorded	17,094	12,711	—
Total impaired loans	$23,016	$18,458	$1,252

			Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
December 31, 2015	Balance	Investment	Allocated
With an allowance recorded
Commercial
Commercial and industrial	$150	$150	$92
Agricultural	—	—	—
Commercial Real Estate
Farm	—	—	—
Hotel	—	—	—
Construction and development	—	—	—
Other	2,480	2,363	1,166
Residential
1-4 Family	1,357	1,309	167
Home Equity	159	159	4
Consumer
Direct	—	—	—
Indirect	—	—	—
Subtotal — impaired with allowance recorded	4,146	3,981	1,429
With no related allowance recorded
Commercial
Commercial and industrial	$676	$655	$—
Agricultural	7	7	—
Commercial Real Estate
Farm	496	309	—
Hotel	—	—	—
Construction and development	189	186	—
Other	4,429	3,291	—
Residential
1-4 Family	6,718	5,391	—
Home Equity	2,589	2,296	—
Consumer
Direct	126	113	—
Indirect	—	—	—
Subtotal — impaired with no allowance recorded	15,230	12,248	—
Total impaired loans	$19,376	$16,229	$1,429

The following tables present the average balance of impaired loans and interest income and cash basis interest recognized for the nine months ending September 30, 2016 and September 30, 2015, excluding performing troubled debt restructurings as allowed by ASC 310-40.

	Average	Interest	Cash Basis
	Balance	Income	Income
Nine months ended September 30, 2016	Impaired Loans	Recognized	Recognized
Commercial
Commercial and industrial	$753	$43	$43
Agricultural	824	—	—
Commercial Real Estate
Farm	830	—	—
Hotel	16	—	—
Construction and development	155	—	—
Other	4,898	152	152
Residential
1-4 family	7,433	44	44
Home equity	2,270	20	20
Consumer
Direct	121	9	9
Indirect	—	1	1
Total loans	$17,300	$269	$269

	Average	Interest	Cash Basis
	Balance	Income	Income
Nine months ended September 30, 2015	Impaired Loans	Recognized	Recognized
Commercial
Commercial and industrial	$1,256	$12	$12
Agricultural	38	—	—
Commercial Real Estate
Farm	424	4	4
Hotel	3,563	—	—
Construction and development	20	47	47
Other	5,753	141	141
Residential
1-4 family	7,527	43	43
Home equity	2,221	10	10
Consumer
Direct	134	14	14
Indirect	2	5	5
Total loans	$20,938	$276	$276

The following tables present the average balance of impaired loans and interest income and cash basis interest recognized for the three months ending September 30, 2016 and September 30, 2015, excluding performing troubled debt restructurings as allowed by ASC 310-40.

	Average	Interest	Cash Basis
	Balance	Income	Income
Three months ended September 30, 2016	Impaired Loans	Recognized	Recognized
Commercial
Commercial and industrial	$725	$12	$12
Agricultural	1,640	—	—
Commercial Real Estate
Farm	1,357	—	—
Hotel	32	—	—
Construction and development	124	—	—
Other	4,791	35	35
Residential
1-4 family	8,299	17	17
Home equity	2,083	4	4
Consumer
Direct	126	3	3
Indirect	—	—	—
Total loans	$19,177	$71	$71

	Average	Interest	Cash Basis
	Balance	Income	Income
Three months ended September 30, 2015	Impaired Loans	Recognized	Recognized
Commercial
Commercial and industrial	$1,677	$6	$6
Agricultural	—	—	—
Commercial Real Estate
Farm	405	—	—
Hotel	—	—	—
Construction and development	—	—	—
Other	6,298	86	86
Residential
1-4 family	7,343	8	8
Home equity	2,707	2	2
Consumer
Direct	162	4	4
Indirect	—	1	1
Total loans	$18,592	$107	$107

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2016 and December 31, 2015:

			Past due over
			90 days and
	Non-accrual		still accruing
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015

Commercial
Commercial and industrial	$569	$654	$—	$—
Agricultural	1,548	7	—	—
Commercial Real Estate
Farm	1,352	308	—	—
Hotel	63	—	—	—
Construction and development	44	144	—	—
Other	3,219	4,791	—	—
Residential
1-4 Family	6,810	5,211	—	—
Home Equity	1,242	1,639	—	—
Consumer
Direct	97	89	—	—
Indirect	—	—	—	—
Total	$14,944	$12,843	$—	$—

Included in the above non-accrual loans at September 30, 2016 are $3,544 of loans from the Cheviot acquisition.

The following tables present the aging of the recorded investment in past due loans as of September 30, 2016 and December 31, 2015 by class of loans:

				Greater than
	Total	30-59 Days	60-89 Days	90 Days	Total	Loans Not
September 30, 2016	Loans	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial
Commercial and industrial	$422,614	$172	$98	$209	$479	$422,135
Agricultural	67,745	17	49	1,548	1,614	66,131
Commercial Real Estate
Farm	109,507	—	316	933	1,249	108,258
Hotel	90,929	—	—	64	64	90,865
Construction and development	87,722	—	23	44	67	87,655
Other	837,838	445	344	1,592	2,381	835,457
Residential
1-4 Family	621,259	1,795	1,766	4,039	7,600	613,659
Home Equity	286,266	586	206	762	1,554	284,712
Consumer
Direct	60,675	42	20	67	129	60,546
Indirect	352	—	—	—	—	352
Total — excludes $6,911 of accrued interest	$2,584,907	$3,057	$2,822	$9,258	$15,137	$2,569,770

				Greater than
	Total	30-59 Days	60-89 Days	90 Days	Total	Loans Not
December 31, 2015	Loans	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial
Commercial and industrial	$380,960	$93	$—	$249	$342	$380,618
Agricultural	64,704	20	—	7	27	64,677
Commercial Real Estate
Farm	97,916	—	—	119	119	97,797
Hotel	72,193	—	13	—	13	72,180
Construction and development	77,394	—	67	144	211	77,183
Other	678,381	873	102	2,601	3,576	674,805
Residential
1-4 Family	438,808	3,726	1,904	2,771	8,401	430,407
Home Equity	288,265	410	446	1,133	1,989	286,276
Consumer
Direct	56,312	40	65	68	173	56,139
Indirect	459	2	—	—	2	457
Total — excludes $5,878 of accrued interest	$2,155,392	$5,164	$2,597	$7,092	$14,853	$2,140,539

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

The total of troubled debt restructurings at September 30, 2016 and December 31, 2015 was $6,669 and $8,389 respectively. The Company has allocated $501 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2016. The Company has committed to lend additional amounts totaling $0 to customers with outstanding loans that are classified as troubled debt restructurings. At December 31, 2015, the comparable numbers were $863 of specific reserves and $0 of commitments.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month period ending September 30, 2016:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the nine months ended September 30, 2016	Number of Loans	Investment	Investment
Commercial
Agricultural	1	$89	$89
Commercial Real Estate
Other	2	298	298
Residential
1-4 Family	1	124	124
Home Equity	4	76	76
Total	8	$587	$587

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month period ending September 30, 2015:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the nine months ended September 30, 2015	Number of Loans	Investment	Investment
Commercial
Commercial and industrial	3	$216	$216
Commercial real estate
Other	8	1,610	1,349
Residential
1-4 Family	3	215	215
Home Equity	2	44	44
Total	16	$2,085	$1,824

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending September 30, 2016:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the three months ended September 30, 2016	Number of Loans	Investment	Investment
Commercial real estate
Other	2	$298	$298
Total	2	$298	$298

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending September 30, 2015:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the three months ended September 30, 2015	Number of Loans	Investment	Investment
Commercial real estate
Other	1	$42	$42
Residential
1-4 Family	3	215	215
Home Equity	1	38	38
Total	5	$295	$295

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine month period ending September 30, 2016:

For the nine months ended September 30, 2016	Number of Loans	Recorded Investment
Commercial real estate
Other	1	$125
Residential
1-4 Family	2	250
Total	3	$375

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine month period ending September 30, 2015:

For the nine months ended September 30, 2015	Number of Loans	Recorded Investment
Commercial real estate
Other	3	$863
Residential
1-4 Family	1	152
Home Equity	1	47
Total	5	$1,062

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three month period ending September 30, 2016:

For the three months ended September 30, 2016	Number of Loans	Recorded Investment
Residential
1-4 Family	1	$104
Total	1	$104

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three month period ending September 30, 2015:

For the three months ended September 30, 2015	Number of Loans	Recorded Investment
Commercial real estate:
Other	2	$835
Residential
1-4 Family	1	152
Home Equity	1	47
Total	4	$1,034

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  The troubled debt restructurings that subsequently defaulted described above did not increase the allowance for loan losses or result in any charge offs during the three or nine month periods ending September 30, 2016 and 2015, respectively.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

The terms of certain other loans were modified during the three and nine month periods ending September 30, 2016 and 2015 that did not meet the definition of a troubled debt restructuring. These modified loans had a total recorded investment of $7,895 and $5,511 for the three month period ending September 30, 2016 and 2015 respectively. These modified loans had a total recorded investment of $10,784 and $6,586 for the nine month period ending September 30, 2016 and 2015 respectively.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be significant.

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

As of September 30, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
September 30, 2016	Pass	Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$376,585	$2,526	$5,845	$507
Agricultural	55,797	2,461	—	1,450
Commercial Real Estate
Farm	86,685	2,238	696	1,352
Hotel	87,883	—	2,983	—
Construction and development	61,333	3,596	2,344	31
Other	729,149	9,229	7,937	2,417
Total	$1,397,432	$20,050	$19,805	$5,757

At December 31, 2015, the risk category of loans by class of loans was as follows:

		Special
December 31, 2015	Pass	Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$338,436	$8,324	$636	$555
Agricultural	58,253	—	—	—
Commercial Real Estate
Farm	75,924	328	713	308
Hotel	72,193	—	—	—
Construction and development	60,246	—	2,499	113
Other	576,619	10,367	3,309	3,811
Total	$1,181,671	$19,019	$7,157	$4,787

Loans not analyzed individually as part of the above described process are classified by delinquency. These loans are primarily smaller (<$250) commercial, smaller commercial real estate (<$250), residential mortgage and consumer loans. All commercial, commercial real estate, consumer loans fully or partially secured by 1-4  family residential real estate that are 60-89 days will be classified as Watch. If loans are greater than 90 days past due, they will be classified as Substandard. Smaller commercial and commercial real estate loans on non-accrual are included in the non-accrual tables above.  Consumer loans not secured by 1-4 family residential real estate that are 60-119 days past due will be classified Substandard while loans greater than 119 days will be classified as Loss and are subsequently charged off. As of September 30, 2016 and December 31, 2015, the grading of loans by category of loans is as follows:

September 30, 2016	Performing	Watch	Substandard
Commercial
Commercial and industrial	$37,072	$17	$62
Agricultural	7,929	10	98
Commercial Real Estate
Construction and development	20,391	14	13
Farm	18,536	—	—
Hotel	—	—	63
Other	87,844	460	802
Total	$171,772	$501	$1,038

December 31, 2015	Performing	Watch	Substandard
Commercial
Commercial and industrial	$32,910	$—	$99
Agricultural	6,444	—	7
Commercial Real Estate
Construction and development	14,438	67	31
Farm	20,643	—	—
Other	83,193	102	980
Total	$157,628	$169	$1,117

September 30, 2016	Performing	Watch	Substandard
Residential
1-4 family	$615,454	$1,766	$4,039
Home equity	285,298	206	762
Total	$900,752	$1,972	$4,801

September 30, 2016	Performing	Substandard	Loss
Consumer
Direct	$60,588	$20	$67
Indirect	352	—	—
Total	$60,940	$20	$67

December 31, 2015	Performing	Watch	Substandard
Residential
1-4 family	$434,133	$1,904	$2,771
Home equity	286,686	446	1,133
Total	$720,819	$2,350	$3,904

December 31, 2015	Performing	Substandard	Loss
Consumer
Direct	$56,179	$101	$32
Indirect	459	—	—
Total	$56,638	$101	$32

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned is recorded in other assets on the balance sheet.  Activity in other real estate owned was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning Balance	$3,180	$2,065	$1,959	$2,688
Transfer to other real estate owned	564	801	1,547	1,164
Sale — Out of other real estate owned	(1,441)	(429)	(2,841)	(1,377)
Acquisition	—	—	1,668	—
Write-down	(61)	—	(91)	(38)
Ending Balance	$2,242	$2,437	$2,242	$2,437

The value of the sale amount above is the carrying value of the property when it was sold.

Activity in the valuation account for other real estate was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning Balance —	$(234)	$(323)	$(217)	$(448)
Impairments during year	(61)	—	(91)	(38)
Recovery on impairments	5	—	18	—
Reductions	—	37	—	200
Ending Balance — September 30	$(290)	$(286)	$(290)	$(286)

Expenses related to foreclosed assets for the period ending September 30 include:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Write-downs	$61	$—	$91	$38
Losses/(gains)on sales	(128)	19	(344)	25
Net loss/(gain)	$(67)	$19	$(253)	$63
Operating expenses	$46	$30	$103	$124

Foreclosed residential real estate properties included in other assets on the Consolidated Balance Sheets totaled $1,669 and $915 at September 30, 2016 and December 31, 2015, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $3,161 and $2,407 at September 30, 2016 and December 31, 2015, respectively.

NOTE 6 — DEPOSITS & REPURCHASE AGREEMENTS

	September 30,	December 31,
	2016	2015
Non-interest-bearing demand	$705,428	$641,439
Interest-bearing demand	1,132,290	1,084,786
Savings	756,069	599,729
Certificates of deposit of $250 or more	139,006	73,493
Other certificates and time deposits	391,235	251,328
Total deposits	$3,124,028	$2,650,775

The Company has entered into repurchase agreements with some of its customers.  The agreements are one day in length.  At September 30, 2016, these agreements totaled $34,076 and were secured by a pledged amount of $50,844 of mortgage backed securities.  At December 31, 2015, these agreements totaled $28,363 and were secured by a pledged amount of $48,662.  Management monitors the fair value of the securities on a regular basis. If the fair value of the securities declined to an amount approximating these agreements, more securities would be pledged.

NOTE 7 - EARNINGS PER SHARE

Earnings per common share (EPS) were computed as follows:

	2016			2015
	Net	Average	Share	Net	Average	Share
Three Months Ended September 30,	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Common Share
Net income	$11,696	24,016,237	$0.49	$9,111	21,615,263	$0.42
Effect of dilutive warrants		202,238			171,062
Effect of dilutive stock options		103,137			110,636
Diluted Earnings Per Common Share
Net income attributable to common shareholders and assumed conversions	$11,696	24,321,612	$0.48	$9,111	21,896,961	$0.42

There were no antidilutive options in the three month periods ending September 30, 2016 or 2015.

	2016			2015
	Net	Average	Share	Net	Average	Share
Nine Months Ended September 30,	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Common Share
Net income	$26,579	22,786,961	$1.17	$26,434	21,658,088	$1.22
Effect of dilutive warrants		182,327			152,171
Effect of dilutive stock options		101,777			103,053
Diluted Earnings Per Common Share
Net income attributable to common shareholders and assumed conversions	$26,579	23,071,065	$1.15	$26,434	21,913,312	$1.21

Stock options for 10,210 common shares in 2015 were not considered in computing diluted earnings per share because they were antidilutive.  There were no  antidilutive options in 2016.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for-sale
U. S. government agency	$436	$—	$436	$—
States and municipal	359,697	—	349,443	10,254
Mortgage-backed securities — residential — Government Sponsored Entity	456,464	—	456,464	—
Collateralized mortgage obligations — Government Sponsored Entity	195,619	—	195,619	—
Equity securities	6,233	6,233	—	—
Other securities	6,599	—	—	6,599
Total investment securities available-for-sale	$1,025,048	$6,233	$1,001,962	$16,853

Mortgage banking derivatives	$1,057	—	$1,057	—

Interest rate swap asset	$6,255	—	$6,255	—
Interest rate swap liability	$(6,255)	—	$(6,255)	—

		Fair Value Measurements at December 31, 2015 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for-sale
U. S. government agency	$504	$—	$504	$—
States and municipal	350,733	—	339,875	10,858
Mortgage-backed securities — residential — Government Sponsored Entity	334,080	—	334,080	—
Collateralized mortgage obligations — Government Sponsored Entity	228,749	—	228,749	—
Equity securities	4,689	4,689	—	—
Other securities	6,524	—	—	6,524
Total investment securities available-for-sale	$925,279	$4,689	$903,208	$17,382

Mortgage banking derivative	$700	—	$700	—

Interest rate swap asset	$1,508	—	$1,508	—
Interest rate swap liability	$(1,508)	—	$(1,508)	—

There were no transfers between Level 1 and Level 2 during the third quarter of 2016 or 2015.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2016 and 2015:

Three months ended September 30:

States and municipal	2016	2015
Beginning balance, July 1	$10,430	$11,863
Total gains or losses (realized / unrealized)
Included in other comprehensive income	6	(6)
Settlements	(182)	(510)
Ending balance, September 30	$10,254	$11,347

Other securities	2016	2015
Beginning balance, July 1	$6,601	$2,527
Total gains or losses (realized / unrealized)
Purchases	—	—
Included in other comprehensive income	(2)	(2)
Ending balance, September 30	$6,599	$2,525

Nine months ended September 30:

States and municipal	2016	2015
Beginning balance, January 1	$10,858	$12,810
Total gains or losses (realized / unrealized)
Included in other comprehensive income	8	(36)
Settlements	(612)	(1,427)
Ending balance, September 30	$10,254	$11,347

Other securities	2016	2015
Beginning balance, January 1	$6,524	$2,503
Total gains or losses (realized / unrealized)
Purchases		—
Included in other comprehensive income	75	22
Ending balance, September 30	$6,599	$2,525

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial and industrial	$259			$259
Agricultural	1,081			1,081
Farm real estate	823			823
Other real estate	588			588
Total impaired loans	$2,751			$2,751

Impaired servicing rights	$3,161			$3,161

		Fair Value Measurements at December 31, 2015 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial and industrial	$58			$58
Other real estate	1,082			1,082
Total impaired loans	$1,140			$1,140

Impaired servicing rights	$531			$531

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $3,700, with a valuation allowance of $949 at September 30, 2016. The Company recorded a charge of $228 to provision expense associated with these loans for the three months ended September 30, 2016 and a charge of $634 to provision expense with these loans for the nine month period ending September 30, 2016.  The Company recorded a charge of $426 to provision expense associated with these loans for the three months ended September 30, 2015 and a charge of $1,281 provision expense associated with these loans for the nine month period ending September 30, 2015.  At December 31, 2015, impaired loans had a gross carrying amount of $2,393 with a valuation allowance of $1,253. A breakdown of these loans by portfolio class at September 30, 2016 is as follows:

	Gross	Valuation
	Balance	Allowance	Net
Commercial and industrial	$344	$85	$259
Agricultural	1,450	369	1,081
Farm real estate	1,105	282	823
Other real estate	801	213	588
Ending Balance	$3,700	$949	$2,751

Impaired tranches of servicing rights were carried at a fair value of $3,161, which is made up of the gross outstanding balance of $3,536 net of a valuation allowance of $375.  A $125 charge was made to the valuation allowance in the third quarter of 2016 and a charge of $175 was made to the valuation account in the first nine months of 2016.   A $25 credit to earnings was made to the valuation allowance in the third quarter of 2015 and a credit of $175 was made to the valuation allowance in the first nine months of 2015.  At December 31, 2015, impaired servicing rights were carried at a fair value of $531 which was made up of the gross outstanding balance of $731, net of a valuation allowance of $200.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015. Impaired commercial loans, commercial real estate loans, and other real estate owned that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.  The fair value of the mortgage servicing rights is valued based on present value of future cash flows to be received taking into account the coupon rate on the mortgage as well as estimated prepayment speeds.

	Fair Value	Valuation	Unobservable	Range/
September 30, 2016	(in thousands)	Technique(s)	Input(s)	Average
Impaired Loans:
Commercial and industrial	$259	Sales comparison approach	Adjustment for differences between comparable sales	15% - 25%
				21% Avg
Agricultural	1,081	Sales comparison approach	Adjustment for differences between comparable sales	10%
				10% Avg
Farm real estate	823	Sales comparison approach	Adjustment for differences between comparable sales	10%
				10% Avg
Other real estate	588	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	15% - 25%
				20% Avg
	$2,751

Mortgage servicing rights	$3,161	Cash flow analysis	Discount rate	10%

	Fair Value	Valuation	Unobservable	Range/
December 31, 2015	(in thousands)	Technique(s)	Input(s)	Average
Impaired Loans:
Farm real estate	$58	Sales comparison approach	Adjustment for differences between comparable sales	10%
				10% Avg
Other	1,082	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	0% - 20%
	$1,140			10% Avg

Mortgage servicing rights	$531	Cash flow analysis	Discount rate	10%

The carrying amounts and estimated fair values of financial instruments, not previously presented, is as follows:

	Carrying
September 30, 2016	Amount	Level 1	Level 2	Level 3		Total
Assets
Cash and cash equivalents	$80,329	$62,809	$17,520	$		$80,329
Interest bearing time deposits	1,960		1,960			1,960
Loans including loans held for sale, net	2,567,304		7,222		2,638,678	2,645,900
FHLB and other stock	21,537					N/A
Interest receivable	11,995		5,084		6,911	11,995
Liabilities
Deposits	(3,124,028)	(705,428)	(2,418,500)			(3,123,928)
Other borrowings	(108,076)		(118,876)			(118,876)
FHLB advances	(259,638)		(263,694)			(263,694)
Interest payable	(669)		(669)			(669)
Subordinated debentures	(41,239)		(24,212)			(24,212)

	Carrying
December 31, 2015	Amount	Level 1	Level 2	Level 3		Total
Assets
Cash and cash equivalents	$67,578	$56,104	$11,474	$		$67,578
Interest bearing time deposits	1,960		1,960			1,960
Loans including loans held for sale, net	2,139,765		7,726		2,187,366	2,195,092
FHLB and other stock	11,300					N/A
Interest receivable	10,779		4,901		5,878	10,779
Liabilities
Deposits	(2,650,775)	(641,439)	(2,007,405)			(2,648,844)
Other borrowings	(28,363)		(28,363)			(28,363)
FHLB advances	(269,488)		(270,977)			(270,977)
Interest payable	(560)		(560)			(560)
Subordinated debentures	(41,239)		(24,212)			(24,212)

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

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework. The rule implements the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. In general, under the new rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the new rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. Additionally, in order to avoid limitations on capital distributions, the Company will be required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer is being phased in from 0.00% in 2015 to 2.50% in 2019. At September 30, 2016, the capital conservation buffer is 0.625%. At September 30, 2016, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes. The new rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity and became effective on January 1, 2015.

Actual and required capital amounts and ratios are presented below:

			Required for		To Be
	Actual		Adequate Capital		Well Capitalized
September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$397,269	14.7%	$215,540	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	375,441	13.9	161,655	6.0	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	334,567	12.4	121,241	4.5	N/A	N/A
Tier 1 capital (to average assets)	375,441	9.6	155,726	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$403,466	15.0%	$215,538	8.0%	$269,423	10.0%
Tier 1 capital (to risk-weighted assets)	381,638	14.2	161,654	6.0	215,538	8.0
Common equity Tier 1 capital (to risk-weighted assets)	381,638	14.2	121,240	4.5	175,125	6.5
Tier 1 capital (to average assets)	381,638	9.8	155,435	4.0	194,294	5.0

			Required for		To Be
	Actual		Adequate Capital		Well Capitalized
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$356,210	15.5%	$184,170	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	334,190	14.5	138,127	6.0	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	293,316	12.7	103,595	4.5	N/A	N/A
Tier 1 capital (to average assets)	334,190	10.2	130,845	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$334,266	14.5%	$184,168	8.0%	$230,211	10.0%
Tier 1 capital (to risk-weighted assets)	312,246	13.6	138,126	6.0	184,168	8.0
Common equity Tier 1 capital (to risk-weighted assets)	312,246	13.6	103,595	4.5	149,637	6.5
Tier 1 capital (to average assets)	312,246	9.6	130,555	4.0	163,194	5.0

Management believes as of September 30, 2016, the Company and the Bank met all capital adequacy requirements to which they are subject to be considered well-capitalized. The Company is a source of additional financial strength to the Bank with its $4,000 in cash and its ability to downstream additional capital to the Bank.

NOTE 10 — INCOME TAXES

In accordance with ASC 740-270-50-1, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2016 and 2015 based on the current estimate of the effective annual rate.  The effective tax rate for the third quarter of 2016 was 26.0% versus 24.1% for the same period 2015.  For the first nine months of 2016 and 2015, the effective tax rate was 23.5% versus 22.0% respectively.  The increase in the third quarter effective tax rate was due to the increase in pre-tax earnings while tax exempt interest remained flat.  The Company’s effective tax rate was lower than its blended statutory rate due to the Company’s investments in tax-exempt securities, tax-exempt loans, company-owned life insurance, and a subsidiary company domiciled in a state with no state or local income tax.

NOTE 11 — DERIVATIVES

The Bank executes interest rate swaps with commercial banking customers to facilitate their risk management strategies. These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Bank agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the customer to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institutions offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Bank’s results of operations.  The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $124.1 million at September 30, 2016 and $53.7 million at December 31, 2015.

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

The fair value of interest rate swaps are summarized below:

	September 30, 2016		December 31, 2015
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps at Fair Value	$124,063	$6,255	$53,741	$1,508

Included in Other Liabilities:
Interest Rate Swaps at Fair Value	$124,063	$6,255	$53,741	$1,508

The effect of derivative instruments on the Consolidated Statement of Income is presented below:

	Three Months Ended
	September 30,
	2016	2015
Interest Rate Swaps - Fee Income
Included in Other Income / (Expense)	$257	$399

	Nine Months Ended
	September 30,
	2016	2015
Interest Rate Swaps – Fee Income
Included in Other Income / (Expense)	$766	$548

NOTE 12 – ACQUISITION

On May 20, 2016, the Company acquired 100% of the outstanding common shares of Cheviot Financial Corp. (“Cheviot”) and its subsidiary Cheviot Savings Bank in exchange for stock and cash.  Shareholders of Cheviot were entitled to merger consideration in accordance with the terms of the merger agreement.  At the time of the merger, stockholders of Cheviot received either 0.6916 shares of the Company’s common stock or $15.00 in cash for each share of Cheviot common stock owned, subject to proration provisions specified in the Merger Agreement that provide for a targeted aggregate split of total consideration of approximately 50% common stock and approximately 50% cash.  In total, the Company issued 2,351,816 shares of common stock and paid $49.7 million in cash to the former shareholders of Cheviot.

With the acquisition, the Company expanded its presence in the greater Cincinnati area.  The acquisition offers the Company the opportunity to increase profitability by introducing new products and services to the acquired customer base and adding new customers in the expanded region.  Cheviot’s results of operations were included in the Company’s results beginning May 21, 2016.  Acquisition-related costs of $601 and $6,964 were included in the Company’s income statement for the three month and nine month period ended September 30, 2016, respectively.  The fair value of the common shares issued as part of the consideration paid for Cheviot was determined on the basis of the closing price of the Company’s common shares on the acquisition date.

Goodwill of $24,936 arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies.  Goodwill will not be deductible for income tax purposes.  The following table summarizes the consideration paid for Cheviot and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration
Cash	$49,715
Equity Instruments	51,387
Fair Value of Total Consideration	$101,102

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed
Cash and cash equivalents	$38,426
Securities	89,693
Federal Home Loan Bank stock	8,651
Loans	358,535
Premises and equipment	6,674
Core deposit intangibles	4,099
Bank owned life insurance	16,576
Other assets	13,205
Total assets acquired	535,859

Deposits	444,695
Federal Home Loan Bank advances	12,156
Other liabilities	2,842
Total liabilities assumed	459,693

Total identifiable net assets	$76,166

Goodwill	$24,936

The Company will be completing its final fair value adjustments in the fourth quarter of 2016.

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows.  However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. Receivables acquired that were not subject to these requirements include non-impaired loans and customer receivables with a fair value and gross contractual amounts receivable of $344,639 and $350,869 on the date of acquisition.

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

	3 months	3 months	9 months	9 months
	9/30/2016	9/30/2015	9/30/2016	9/30/2015
Net interest income	$30,990	$30,544	$86,753	$89,836
Net income	12,156	9,884	32,045	29,193
Basic earnings per share	0.51	0.41	1.34	1.22
Diluted earnings per share	0.50	0.41	1.32	1.20

Acquisition costs of $460 and $4,801, net of taxes, were excluded from the above table in the three month period ending September 30, 2016 and nine month period ending September 30, 2016, respectively.

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

On April 21, 2016, defendants and lead plaintiffs entered into a memorandum of understanding (“MOU”), which provides for the settlement of the Actions. The settlement contemplated by the MOU is subject to confirmatory discovery and customary conditions, including court approval following notice to Cheviot’s stockholders. If the settlement is finally approved by the court, it will resolve and release all claims by stockholders of Cheviot challenging any aspect of the merger, the merger agreement, and any disclosure made in connection therewith.  The terms of the settlement were disclosed to former Cheviot stockholders pursuant to a Notice mailed on September 27, 2016.  The court is scheduled to consider the final settlement at a hearing to be held on December 2, 2016.

The Company does not anticipate a material financial impact as a result of the Actions, the MOU, or the settlement.

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

Results of Operations

Net income for the third quarter of 2016 was $11,696 compared to net income of $9,111 for the third quarter of 2015. The increase in net income was primarily attributable to increases in net interest income of $4,902, mortgage banking of $332, and interchange income of $621.  The increase in mortgage banking was the result of the continued low interest rate environment which continued to extend the refinancing activity.  The increase in interchange income is a result of the Company converting its debit cards from Visa to MasterCard which has resulted in a higher interchange rate as well as the higher number of debit cards in use with the acquisition of Cheviot in the second quarter of 2016 and the acquisition of the five Old National Bank branches in the third quarter of 2015. Offsetting these positive items to net income were increases in the loan loss provision of $650,  a decrease in services charges of $406, an increase in salaries and employee benefits of $2,012,  an increase in occupancy expenses of $348, and an increase in equipment expenses of $492. The increases in salaries and benefits, occupancy expenses, and equipment expenses are the result of the aforementioned acquisitions.  The increase in the allowance for loan losses is a result of organic loan growth in the quarter. Diluted earnings per common share for the third quarter of 2016 totaled $0.48, a $0.06 increase from the $0.42 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 10.19% for the third quarter of 2016 while return on average assets was 1.16% for the same period, compared to 9.71% and 1.10% respectively, in the third quarter of 2015.

For the nine months ended September 30, 2016, net income was $26,579  compared to net income of $26,434 for the same period a year ago. The increase in net income was again primarily attributable to the increases in net interest income of $9,074 and interchange income of $1,872 as well as a prepayment penalty on a FHLB advance of $0 compared to $2,364 taken in the first quarter of 2015.  These items were offset by increases in salaries and benefits of $4,245, occupancy expenses of $601, equipment expenses of $1,112, expenses related to the acquisition of Cheviot of $6,347, and a reduction in service charges of $624.  Diluted earnings per common share was $1.15 for the first nine months of 2016, a $0.06 decrease from the $1.21 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 8.45% for the first nine months of 2016 while return on average assets was 0.96% for the same period, compared to 9.57% and 1.10% respectively, in the first nine months of 2015.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Third quarter net interest income of $30,990 in 2016 was an increase of 18.8% versus the third quarter of 2015. Average earning assets were $639 million higher in the third quarter of 2016 compared to 2015 with the majority of the increase attributable to loan growth and securities growth. The growth came from the acquisition of Cheviot in the second quarter of 2016, the acquisition of five Old National branches in the third quarter of 2015 as well as from organic loan growth.  Also affecting margin was an increase in average demand deposits of $109 million.  Net interest margin, on a fully-taxable equivalent basis, was 3.62% for the third quarter of 2016, a ten basis point decrease compared to 3.72% for the same period a year ago and one basis point decrease on a linked quarter basis.

Net interest income was $9,074 higher in the first nine months of 2016 compared to 2015.  Average earning assets were $441 million higher in the first nine months of 2016 compared to 2015 with the majority of the increase again attributable to loan growth and securities growth.  Also affecting margin was an increase in average demand deposits of $103 million.  Net interest margin, on a fully-taxable equivalent basis, was 3.64% for the first nine months of 2016, a twelve basis point decrease compared to 3.76% for the same period a year ago.

The following tables summarize net interest income (on a tax-equivalent basis) for the three month periods ending September 30, 2016 and 2015.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)* - three months ended September 30

	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Rate***	Balance	Interest	Rate***
Assets
Short‑term investments	$10,840	$15	0.55%	$19,418	$10	0.20%
Federal funds sold and money market accounts	14,770	28	0.75	24,653	18	0.29
Securities
Taxable	686,655	4,009	2.32	560,466	3,010	2.13
Non‑taxable*	335,414	4,638	5.50	329,303	4,588	5.53
Total securities	1,022,069	8,647	3.37	889,769	7,598	3.39
Loans**
Commercial*	1,589,095	17,057	4.27	1,260,161	14,089	4.44
Residential real estate	593,526	6,165	4.13	439,570	4,577	4.13
Consumer	377,619	3,790	3.99	335,169	3,573	4.23
Total loans	2,560,240	27,012	4.20	2,034,900	22,239	4.34
Total earning assets	3,607,919	35,702	3.94	2,968,740	29,865	3.99
Cash and due from banks	57,386			50,188
Unrealized gains (losses) on securities	35,617			18,768
Allowance for loan losses	(21,781)			(22,601)
Premises and equipment, net	76,378			61,480
Intangible assets	107,159			77,556
Accrued interest receivable and other assets	133,814			128,753
Total assets	$3,996,492			$3,282,884
Liabilities
Interest‑bearing deposits DDA, savings, and money market accounts	$1,928,454	$546	0.11	$1,674,027	$483	0.11
Certificates of deposit	469,833	520	0.44	337,868	432	0.51
Total interest‑bearing deposits	2,398,287	1,066	0.18	2,011,895	915	0.18
Short‑term borrowings	138,913	353	1.01	37,335	19	0.20
Subordinated debentures	40,000	355	3.53	40,000	318	3.15
Notes payable and FHLB borrowings	243,828	1,093	1.78	178,389	773	1.72
Total interest‑bearing liabilities	2,821,028	2,867	0.40	2,267,619	2,025	0.35
Demand deposits	696,073			587,527
Other liabilities	22,699			55,437
Total liabilities	3,539,800			2,910,583
Shareholders’ equity	456,692			372,301
Total liabilities and shareholders’ equity	$3,996,492	2,867	0.32	$3,282,884	2,025	0.27
Net interest income		$32,835	3.62****		$27,840	3.72****
Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$1,845			$1,752

*	Adjusted to reflect income related to securities and loans exempt from Federal income taxes of 35%
**	Nonaccruing loans have been included in the average balances.
***	Annualized
****	Net interest income divided by total earning assets.

Volume/Rate Analysis of Changes in Net Interest Income

(Tax Equivalent Basis)

	3Q 2016 OVER 3Q 2015
	Volume	Rate	Total
Interest income
Loans	$5,502	$(729)	$4,773
Securities	1,099	(50)	1,049
Federal funds sold and money market funds	(9)	19	10
Short‑term investments	(6)	11	5
Total interest income	6,586	(749)	5,837
Interest expense
Interest‑bearing DDA, savings, and money market accounts	$71	$(8)	$63
Certificates of deposit	150	(62)	88
Borrowings	628	26	654
Subordinated debentures	—	37	37
Total interest expense	849	(7)	842
Change in net interest income	5,737	(742)	4,995
Change in tax equivalent adjustment			93
Change in net interest income before tax equivalent adjustment			$4,902

Variances not attributed to rate or volume are allocated between rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

The following tables summarize net interest income (on a tax-equivalent basis) for the nine month periods ending September 30, 2016 and 2015.

	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Rate***	Balance	Interest	Rate***
Assets
Short‑term investments	$17,824	$68	0.51%	$28,112	$51	0.24%
Federal funds sold and money market accounts	20,387	98	0.64	20,883	45	0.29
Securities
Taxable	635,718	10,488	2.20	545,076	8,780	2.15
Non‑taxable*	330,066	13,823	5.59	320,305	13,509	5.64
Total securities	965,784	24,311	3.36	865,381	22,289	3.44
Loans**
Commercial*	1,465,434	47,493	4.33	1,227,272	41,314	4.50
Residential real estate	512,426	15,781	4.11	438,217	13,676	4.17
Consumer	363,160	11,244	4.14	323,863	10,435	4.31
Total loans	2,341,020	74,518	4.25	1,989,352	65,425	4.40
Total earning assets	3,345,015	98,995	3.95	2,903,728	87,810	4.04
Cash and due from banks	54,885			47,821
Unrealized gains (losses) on securities	30,567			22,231
Allowance for loan losses	(21,657)			(23,328)
Premises and equipment, net	71,043			61,011
Intangible assets	91,844			77,923
Accrued interest receivable and other assets	115,122			122,121
Total assets	$3,686,819			$3,211,507
Liabilities
Interest‑bearing deposits DDA, savings, and money market accounts	$1,821,586	$1,605	0.12	$1,649,107	$1,471	0.12
Certificates of deposit	390,048	1,489	0.51	335,993	1,237	0.49
Total interest‑bearing deposits	2,211,634	3,094	0.19	1,985,100	2,708	0.18
Short‑term borrowings	68,360	486	0.95	28,004	36	0.17
Subordinated debentures	40,000	1,051	3.51	40,000	942	3.15
Notes payable and FHLB borrowings	262,753	3,282	1.67	187,240	2,501	1.79
Total interest‑bearing liabilities	2,582,747	7,913	0.41	2,240,344	6,187	0.37
Demand deposits	663,380			560,604
Other liabilities	20,498			41,159
Total liabilities	3,266,625			2,842,107
Shareholders’ equity	420,194			369,400
Total liabilities and shareholders’ equity	$3,686,819	7,913	0.31	$3,211,507	6,187	0.28
Net interest income		$91,082	3.64****		$81,623	3.76****
Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$5,521			$5,137

*	Adjusted to reflect income related to securities and loans exempt from Federal income taxes of 35%
**	Nonaccruing loans have been included in the average balances.
***	Annualized
****	Net interest income divided by total earning assets.

	Nine months 2016 OVER Nine months 2015
	Volume	Rate	Total
Interest income
Loans	$11,312	$(2,220)	$9,092
Securities	2,556	(534)	2,022
Federal funds sold and money market funds	(1)	54	53
Short‑term investments	(24)	41	17
Total interest income	13,843	(2,659)	11,184
Interest expense
Interest‑bearing DDA, savings, and money market accounts	$153	$(19)	$134
Certificates of deposit	206	46	252
Borrowings	1,324	(93)	1,231
Subordinated debentures	—	109	109
Total interest expense	1,683	43	1,726
Change in net interest income	12,160	(2,702)	9,458
Change in tax equivalent adjustment			384
Change in net interest income before tax equivalent adjustment			$9,074

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

Third quarter non-interest income for 2016 was $13,914 compared to $13,344 for the third quarter of 2015.  Contributing to the increase of $570 was an increase in interchange income of $621 and mortgage banking of $332 offset by a reduction in service charges on deposit accounts of $406.  The Company switched its debit cards from VISA to MasterCard in late 2015 which resulted in a higher interchange rate.  The continued low interest rate environment has kept mortgage rates low.

For the nine months ended September 30, 2016, non-interest income was $39,241 compared to $37,604 for the first nine months of 2015.  Contributing to the increase of $1,637 was an increase in interchange income of $1,872.

Non-interest Expense

The Company’s non-interest expense was $28,941 for the third quarter of 2016, compared to $26,635 for the same period in 2015.  The primary reasons for the increase were increases in salaries and employee benefits of $2,012, net occupancy expenses of $348, and equipment expenses of $492.  The increases  were related to the acquisition of Cheviot in the second quarter of 2016 as well as the acquisition of five Old National Bank branches in the third quarter of 2015.  The Company’s efficiency ratio was 61.9% for the third quarter of 2016 compared to 64.7% for the same period a year ago.

For the nine months ended September 30, 2016, non-interest expense was $89,195 compared to $79,382 for the first nine months of 2015.  The primary reasons for the increase of $9,813 were the increases in expenses related to the acquisition of Cheviot of $6,347, increases in salaries and employee benefits of $4,245,  occupancy expenses of $601, and equipment expenses of $1,112. Offsetting these increases was a prepayment penalty on the repayment of a FHLB advance of $2,364 taken in the first quarter of 2015.  The Company’s efficiency ratio was 68.4% for the first nine months of 2016 compared to 66.6% for the same period a year ago.

Income Taxes

The effective tax rate for the third quarter of 2016 was 26.0% versus 24.1% for the same period  of 2015.  The increase was due to the increase in pre-tax income in the second quarter of 2016 with tax exempt income remaining flat.

The effective tax rate for the first nine months of 2016 was 23.5% versus 22.0% for the same period of 2015.

The Company’s effective tax rate was lower than its blended statutory rate due to the Company’s investments in tax-exempt securities, tax-exempt loans, company-owned life insurance, and a subsidiary company domiciled in a state with no state or local income tax.

Financial Condition

Total assets at September 30, 2016 were $4,013,943, a 18.6% increase from total assets of $3,385,408 as of December 31, 2015.  The large increase was primarily the result of the acquisition of Cheviot in the second quarter of 2016.  Average earning assets represented 90.3% of average total assets for the third quarter of 2016 and 90.4% for the same period in 2015. Average loans represented 83.0%  of average deposits in the third quarter of 2016 and 78.7% for the comparable period in 2015.  Average loans as a percent of average assets were 64.3% and 62.3% for the three month periods ended September 30, 2016 and 2015, respectively.

Deposits increased significantly at September 30, 2016 compared to December 31, 2015.  All categories of deposits increased due to the acquisition of Cheviot.

Shareholders’ equity was $460 million on September 30, 2016 compared to $381 million on December 31, 2015.  Book value (shareholders’ equity) per common share was $19.12 at September 30, 2016 versus $17.67 at year-end 2015. Accumulated other comprehensive income increased book value per share by $0.91 at September 30, 2016 and increased book value per share by $0.58 at December 31, 2015.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.

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

Total loans (excluding loans held for sale) increased $429,515 from year end 2015.  $358,535 of the increase came from the Cheviot acquisition.  Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 24.0% of total loans at September 30, 2016 and 20.4% at December 31, 2015. On September 30, 2016, the Company had $6,977 of loans held for sale, which was a $556 decrease from the year-end balance of $7,533. The Company generally retains the servicing rights on mortgages sold.

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

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Amount	$18,277	$19,829	$14,428	$16,039	$16,893
Percent of loans	0.71%	0.78%	0.67%	0.74%	0.81%

Of the $18,277 of non-performing loans at September 30, 2016, $5,532 had a specific reserve allocated of $1,252.

A reconciliation of the non-performing assets for the first nine months of 2016 and 2015 is as follows:

	2016	2015
Beginning Balance — NPA — January 1	$17,998	$31,527
Non‑accrual
Add: New non‑accruals	8,368	10,472
Add: Acquisition	4,052	—
Less: To accrual/payoff/restructured	(7,725)	(7,369)
Less: To OREO	(1,547)	(1,164)
Less: Net charge offs	(1,047)	(2,027)
Increase/(Decrease): Non‑accrual loans	2,101	(88)
Other Real Estate Owned (OREO)
Add: New OREO properties	1,547	1,164
Add: New OREO from acquisition	1,668	—
Less: OREO sold	(2,841)	(1,377)
Less: OREO losses (write‑downs)	(91)	(38)
Increase/(Decrease): OREO	283	(251)
Increase/(Decrease): Repossessions	—	—
Increase/(Decrease): 90 Days Delinquent	—	75
Increase/(Decrease): TDR’s	137	(11,933)
Total NPA change	2,521	(12,197)
Ending Balance — NPA — September 30,	$20,519	$19,330

The large decrease in TDR’s in 2015 is due to the sale of two large loans in 2015.

At September 30, 2016, the Company had two non-accrual loans over $500.  This was the same number at December 31, 2015. These loans are real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses. In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate, other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Company by increasing the ultimate probability of collection. The Company reviews each relationship before it grants the concession to ensure the creditor can comply with the new terms. To date, most of the concessions have been extensions of maturity dates.

The Company saw an  increase in its Special Mention and Substandard Loans in the third quarter of 2016.  These loans increased $13,679 from the end of 2015, with $12,774 of the increase due to the acquisition of Cheviot.

The provision for loan losses was $150 in the third quarter of 2016 compared to $800 for the same period in 2015 and $205 for the second quarter of 2016. The decrease in provision expense from the second quarter of 2015 was primarily due to the improvement in credit metrics as well a net recovery on charge-offs for the quarter.  For the first nine months of 2016 and 2015, the provision for loan loss was $855 and $800, respectively.  The slight increase in provision expense from 2015 was primarily due to the growth in loan balances.  The amount of new non-accrual loans in the third quarter of 2016 was approximately 16% lower than the second quarter of 2016.

The Company realized net recoveries of $210 for the third quarter of 2016 compared to net charge-offs of $1,250 for the same period a year ago.  The net recovery was due to the recoveries of three large credits that were written off in a prior quarter.  For the first nine months of 2016 and 2015, net charge-offs were $1,047 and $2,027.

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The allowance for loan losses as of September 30, 2016 was considered adequate by management.  The allowance for loan losses was $21,828 as of September 30, 2016 and represented 0.84% of total outstanding loans compared to $22,020 as of December 31, 2015 or 1.02% of total outstanding loans.  The decrease in the percentage was due primarily to the large increase of loans acquired from the Cheviot acquisition which were recorded at fair value with no associated allowance.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of September 30, 2016, the Company had $1,025,048 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $33,510 was recorded to adjust the AFS portfolio to current market value at September 30, 2016, compared to an unrealized pre-tax gain of $19,422 at December 31, 2015. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future and the decline in fair value is largely due to temporary illiquidity and not necessarily the expected cash flows of the individual securities. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances, fed funds sold, and lines of credit are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 85.9% and 87.7% of total average earning assets for the nine month periods ending September 30 2016 and 2015. Total interest-bearing deposits averaged 76.9% and 78.0% of average total deposits for the nine month periods ending

September 30, 2016 and 2015, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had long term FHLB advances of $259,638 outstanding at September 30, 2016. These advances have interest rates ranging from 0.97% to 4.07%.  These advances were long term advances with approximately $10,000 maturing in 2016, $20,000 maturing in 2017, $45,000 maturing in 2018, and $185,000 maturing in 2019 and beyond.

The Company has short term FHLB advances of $54,000 outstanding at September 30, 2016 at an interest rate of 0.67%.  These advances have a maturity of six month or less.

The Company has repurchase agreements totally $34,076 at September 30, 2016.  The agreements are one day in length.

The Company also obtained a $30,000 line of credit that was entered in the second quarter of 2016 that has a current balance of $20,000 and an interest rate of 2.75%.

Capital Resources

Total shareholders’ equity was $459,608 at September 30, 2016, which was an increase of $78,248 compared to the $381,360 of shareholders’ equity at December 31, 2015. The increase in shareholders’ equity was primarily attributable to the Company’s acquisition of Cheviot of $51,387 as well as net income of $26,579, activity in stock option and restricted stock programs of $1,902, and other comprehensive income of $9,158, offset by common dividends paid of $10,445 and purchase of stock in connection with stock option exercises and vesting of restricted stock of $333 for the first nine months of 2016.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. On January 1, 2015 the Federal Reserve established an integrated regulatory framework that required a new ratio of common equity Tier 1 capital to risk-weighted assets as well raising the minimum ratio of Tier 1 capital to risk-weighted assets.  At September 30, 2016, Tier 1 capital to total average assets was 9.6%. Common equity Tier 1 capital to risk-adjusted assets was 12.4%.  Tier 1 capital to risk-adjusted assets was 13.9%. Total capital to risk-adjusted assets was 14.7%. All four ratios exceed all required ratios established for bank holding companies.  Additionally, in order to avoid limitations on capital distributions, the Company will be required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer is being phased in from 0.00% in 2015 to 2.50% in 2019. At September 30, 2016, the capital conservation buffer is 0.625%.  The capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes.  Risk-adjusted capital levels of the Bank exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.15 per share in the third quarter of 2016 versus $0.14 per share for the third quarter of 2015.  The Company has increased its common dividend in the last few quarters as its net income has increased.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 81.5% of total earning assets for the nine months ended September 30, 2016 and 83.3% for the same period in 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and quarterly by the Credit and Risk Committee of the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2016 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

The Company purchased the following equity securities of the Company during the quarter ended September 30, 2016:

			Total Number of Shares	Maximum Number (or
			(or Units) Purchased as	Approximate Dollar Value)
	Total Number		Part of Publicly	of Shares (or Units) That
	of Shares (or	Average Price Paid Per	Announced Plans or	May Yet Be Purchased
Period	Units) Purchased (1)	Share (or Unit)	Programs	Under the Plans or Programs
July 1‑31, 2016	1,200	$22.96	—	—
August 1‑31, 2016	—	—	—	—
September 1-30, 2016	—	—	—	—
Total:	1,200	$22.96	—	—

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

101

The following financial statements and notes from the MainSource Financial Group Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows; and (v) the Notes to the consolidated financial statements.

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

November 8, 2016

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

November 8, 2016

/s/ James M. Anderson
James M. Anderson
Executive Vice President & Chief Financial Officer