Form 10-K
period 2016-12-31
MAINSOURCE FINANCIAL GROUP
filed 2017-03-10
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10‑K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non‑affiliates of the registrant was $529,339,599 as of June 30, 2016.

As of March 10, 2017, there were outstanding 24,135,544 common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K Into Which Incorporated
Definitive Proxy Statement for Annual Meeting of Shareholders to be held May 3, 2017	Part III (Items 10 through 14)

FORM 10‑K

Pursuant to General Instruction G, the information called for by Items 10‑14 is omitted by MainSource Financial Group, Inc. since MainSource Financial Group, Inc. will file with the Commission a definitive proxy statement for its 2017 Annual Meeting of Shareholders pursuant to Regulation 14A not later than 120 days after the close of the fiscal year containing the information required by Items 10‑14.

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

ITEM 1.  BUSINESS

General

MainSource Financial Group, Inc. (“MainSource” or the “Company”) is an Indiana corporation and bank holding company, within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), that has elected to become a financial holding company (“FHC”). The Company is based in Greensburg, Indiana. As of December 31, 2016, the Company operated one banking subsidiary: MainSource Bank (“the Bank”), an Indiana state chartered bank. Through its non‑bank affiliates, the Company provides services incidental to the business of banking. Since its formation in 1982, the Company has acquired and established various institutions and financial services companies and may acquire additional financial institutions and financial services companies in the future. For further discussion of the business of the Company see Management’s Discussion and Analysis in Part II, Item 7.

As of December 31, 2016, the Company operated 90 branch banking offices in Indiana, Illinois, Ohio and Kentucky. As of December 31, 2016, the Company had consolidated assets of $4,080,257, consolidated deposits of $3,110,871 and shareholders’ equity of $449,494.

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

Residential real estate lending has been the largest component of the loan portfolio for many years. The Bank generates residential mortgages for its own portfolio. However, the Company elects to sell the majority of its fixed rate mortgages into the secondary market while maintaining the servicing of such loans. At December 31, 2016, the Company was servicing a $1.115 billion residential real estate loan portfolio. By originating loans for sale in the secondary market, the Company can more fully satisfy customer demand for fixed rate residential mortgages and increase fee income, while reducing the risk of loss caused by rising interest rates.

The principal source of revenues for the Company is interest and fees on loans, which accounted for 56.1% of total revenues in 2016, 53.9% in 2015 and 53.9% in 2014. While the Company’s chief decision makers monitor the revenue streams of the various Company products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company‑wide basis. Accordingly, all of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment.

The Company’s investment securities portfolio is primarily comprised of state and municipal bonds; U.S. government sponsored entities’ mortgage‑backed securities and collateralized mortgage obligations; and corporate securities. The Company has classified its entire investment portfolio as available for sale, with fair value changes reported separately in shareholders’ equity. Funds invested in the investment portfolio generally represent funds not immediately required to meet loan demand. Income related to the Company’s investment portfolio accounted for 14.7% of total revenues in 2016, 14.9% in 2015 and 16.6% in 2014. As of December 31, 2016, the Company had not identified any securities as being “high risk” as defined by the FFIEC Supervisory Policy Statement on Securities Activities.

The primary source of funds for the Bank is deposits generated in local market areas. To attract and retain stable depositors, the Bank markets various programs for demand, savings and time deposit accounts. These programs include interest and non‑interest bearing demand and individual retirement accounts.

Currently, national retailing and manufacturing subsidiaries, brokerage and insurance firms and credit unions are fierce competitors within the financial services industry. Mergers between financial institutions within Indiana and neighboring states, which became permissible under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), have also added competitive pressure.

Historically, the branches of the Bank were located in non-metropolitan areas.  For the past several years, the Company has prioritized growth in metropolitan areas, primarily Louisville, Cincinnati and Indianapolis, and within its existing market.  Since 2009, the Company has entered or expanded its presence in Columbus, Seymour, Bloomington and Indianapolis, Indiana, Cincinnati, Ohio and Louisville, Kentucky.  In these markets, in addition to competing vigorously with other banks, thrift institutions, credit unions and finance companies, the Company competes, directly and indirectly, with all providers of financial services.

Employees

As of December 31, 2016, the Company and the Bank had 888 full‑time equivalent employees to whom they provide a variety of benefits and with whom they enjoy excellent relations. None of our employees are subject to collective bargaining agreements.

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

The acquisition of 5% or more of the voting shares of any bank or bank holding company generally requires the prior approval of the FRB and is subject to applicable federal and state law, including the Riegle‑Neal Act for interstate transactions. The FRB evaluates acquisition applications based on, among other things, competitive factors, supervisory factors, adequacy of financial and managerial resources, and banking and community needs considerations.

The BHC Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any “nonbanking” company unless the nonbanking activities are found by the FRB to be “so closely related to banking ... as to be a proper incident thereto.” Under current regulations of the FRB, a bank holding company and its nonbank subsidiaries are permitted, among other activities, to engage in such banking‑related business ventures as consumer finance, equipment leasing, data processing, mortgage banking, financial and investment advice, and securities brokerage services. The BHC Act does not place territorial restrictions on the activities of a bank holding company or its nonbank subsidiaries.

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

The Company believes that, as of December 31, 2016, the Company and the Bank were each “well capitalized” based on the aforementioned ratios.

Deposit Insurance Fund

The deposits of the Bank are insured to the maximum extent permitted by law by the Deposit Insurance Fund (“DIF”) of the FDIC, which was created in 2006 as the result of the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “FDI Act”). The FDIC maintains the DIF by assessing depository institutions an insurance premium. Pursuant to the Dodd‑Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the FDIC is required to set a DIF reserve ratio of 1.35% of estimated insured deposits and is required to achieve this ratio by September 30, 2020.

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

The Dodd‑Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act was enacted in July, 2010.  Under this law, various federal agencies are given significant discretion in drafting and implementing a broad range of rules and regulations.  While many new rules and regulation have been adopted, many more remain to be adopted.

Certain provisions of the Dodd‑Frank Act are now effective and have been fully implemented, including the revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching and required disclosure and shareholder advisory votes on executive compensation. Recent action to implement the final Dodd‑Frank Act provisions included (i) final new capital rules, (ii) a final rule to implement the so called “Volcker rule” restrictions on certain proprietary trading and investment activities and (iii) final rules and increased enforcement action by the Consumer Finance Protection Bureau (“CFPB”).

On February 3, 2017, President Donald J. Trump signed an executive order calling for his administration to review existing U.S. financial laws and regulations, including the Dodd-Frank Act, in order to determine their consistency with a set of “core principles” of financial policy. The core financial principles identified in the executive order include the following: empowering Americans to make independent financial decisions and informed choices in the marketplace, save for retirement, and build individual wealth; preventing taxpayer-funded bailouts; fostering economic growth and vibrant financial markets through more rigorous regulatory impact analysis that addresses systemic risk and market failures, such as moral hazard and information asymmetry; enabling American companies to be competitive with foreign firms in domestic and foreign markets; advancing American interests in international financial regulatory negotiations and meetings; and restoring public accountability within Federal financial regulatory agencies and “rationalizing” the Federal financial regulatory framework.  It is too early at this point to predict the likelihood, scope, or timing of any changes or their impact on the existing or proposed regulations implementing the Dodd-Frank Act.

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

Under the Basel III Capital Rules, the minimum capital ratios, with the capital conversation buffer, as of January 1, 2017 are as follows:

•	5.75% CET1 to risk-weighted assets;

•	7.25% Tier 1 capital to risk-weighted assets; and

•	9.25% Total capital to risk-weighted assets.

Certain regulatory capital ratios for the Company as of December 31, 2016, are shown below:

•	12.4% CET1 to risk-weighted assets;

•	13.9% Tier 1 capital to risk-weighted assets;

•	14.7% Total capital to risk-weighted assets; and

•	9.8% leverage ratio.

Certain regulatory capital ratios for the Bank as of December 31, 2016, are shown below:

•	13.9% CET1 to risk-weighted assets;

•	13.9% Tier 1 capital to risk-weighted assets;

•	14.7% Total capital to risk-weighted assets; and

•	9.8% leverage ratio.

Volcker Rule

On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd‑Frank Act. On July 7, 2016, the FRB granted a one‑year extension to July 21, 2017  and confirm investments in and relationships with covered funds that were in place prior to December 31, 2013 (“Legacy Covered Funds”).  This was the last of the three one-year extendsions that the FRB was authorized to issue.  With respect to all other investments in and relationships with convered funds other than Legacy Covered Funds, the Volcker Rule became effective July 21, 2015.

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

Incentive Compensation

The Dodd‑Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive‑based payment arrangements at specified regulated entities having at least $1 billion in total assets.  The regulations must prohibit compensation that encourages inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. In addition, these regulations or guidelines must require enhanced disclosure of incentive‑based compensation arrangements to regulators. The agencies proposed the regulations in April 2011, but the regulations were not finalized.  In 2016 the federal agencies re-proposed these rules with some modifications.

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

Future Legislation

Since the U.S. federal elections in November 2016, there has been significant discussion regarding financial regulatory reform. For example, in February 2017, President Trump issued an executive order calling for his administration to review existing U.S. financial laws and regulations in order to determine their consistency with a set of “core principles” of financial policy.  Additionally, the Financial CHOICE Act, which was introduced in the House Financial Services Committee, would make changes to the Dodd-Frank Act such as providing a Dodd-Frank Act off-ramp for highly-rated banking organizations that satisfy a heightened leverage ratio requirement, repealing the Volcker Rule and Durbin Amendment, revamping the CFPB and eliminating or substantially modifying the federal banking agencies’ authority to exercise extraordinary powers during a financial crises.

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

As of December 31, 2016, our total loan portfolio was approximately $2,652 million or 65% of our total assets. Three major components of the loan portfolio are loans principally secured by real estate, approximately $2,055 million or 78% of total loans; other commercial loans, approximately $535 million or 20% of total loans; and consumer loans, approximately $62 million or 2% of total loans. Our credit risk with respect to our consumer installment loan portfolio and commercial loan portfolio relates principally to the general creditworthiness of individuals and businesses within our local market area. Our credit risk with respect to our residential and commercial real estate mortgage and construction loan portfolio relates principally to the general creditworthiness of individuals and businesses and the value of real estate serving as security for the repayment of the loans. A related risk in connection with loans secured by commercial real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as security. Continued or worsening declines in the economy could cause additional credit issues, particularly within our residential and commercial real estate mortgage and construction loan portfolio.

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

Revisions to the mortgage regulations may adversely impact our business.

Revisions made pursuant to the Dodd‑Frank Act to Regulation Z, which implements the Truth in Lending Act (the “TILA”), were effective in January 2014, and apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans).  The revisions mandate specific underwriting criteria and “ability to repay” requirements for home loans. This may impact our offering and underwriting of single family residential loans in our residential mortgage lending operation and could have a resulting unknown effect on potential delinquencies. In addition, the relatively uniform requirements may make it difficult for regional and community banks to compete against the larger national banks for single family residential loan originations.

The impact of new capital rules will impose enhanced capital adequacy requirements on us and may materially impact our operations.

Pursuant to the Dodd‑Frank Act and the “Basel III” standards, the federal banking agencies have adopted a new set of rules on minimum leverage and risk-based capital that will apply to both insured banks and their holding companies. These regulations were issued in July 2013. The full implementation of the new capital rules may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our business, liquidity, financial condition and results of operations.

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

Unlike larger banking organizations that are more geographically diversified, our operations are currently concentrated in Indiana, Illinois, Ohio, and Kentucky. As a result of this geographic concentration in four fairly contiguous markets, our financial results depend largely upon economic conditions in these market areas. A deterioration in economic conditions in one or all of these markets could result in one or more of the following:

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

We face substantial competition for deposit, credit and trust relationships, as well as other sources of funding in the communities we serve. Competing providers include other banks, thrifts and trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, money market funds, financial technology companies and other financial and nonfinancial companies which may offer products functionally equivalent to those offered by the Bank. Competing providers may have greater financial resources than we do and offer services within and outside the market areas we serve. In addition to this challenge of attracting and retaining customers for traditional banking services, our competitors now include securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies who seek to offer one‑stop financial services to their customers that may include services that banks have not been able or allowed to offer to their customers in the past. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. If we are unable to adjust both to increased competition for traditional banking services and changing customer needs and preferences, it could adversely affect our financial performance and your investment in our common stock.

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

Our acquisition strategy involves the integration of the banks we have acquired and may acquire in the future into MainSource Bank. The difficulties of integrating the operations of such banks with MainSource Bank include:

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

The Company’s success depends on our ability to respond to the threats and opportunities of financial technology innovation.

Financial technology (“FinTech”), a broad category referring to technological innovation in the design and delivery of financial services and products, has the potential to disrupt the financial industry and change the way banks do business. Investment in new technology to stay competitive may result in significant costs and increased risks of cyber security attacks. Our success depends on our ability to adapt to the pace of the rapidly changing technological environment, which is crucial to retention and acquisition of customers. On December 2, 2016 the Office of the Comptroller of the Currency announced that it will consider applications from FinTech companies to become special purpose national banks.

The federal charter would largely allow FinTech companies to operate nationwide under a single set of national standards, without needing to seek state-by-state licenses or joining with brick-and-mortar banks, and may therefore allow FinTech companies to more easily compete with us for customers of financial products and services in the communities we serve.

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

The implementation of final rules under the many provisions of the Dodd‑Frank Act could adversely affect us.

Regulation of the financial services industry is undergoing major changes from the enactment and ongoing implementation of Dodd‑Frank. Certain provisions of Dodd‑Frank are effective and have been fully implemented, including the revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in FDIC coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of remaining barriers to interstate branching and required disclosure and shareholder advisory votes on executive compensation. Other actions to implement the final Dodd‑Frank Act provisions include (i) final capital rules; (ii) a final rule to implement the “Volcker Rule” restrictions on certain proprietary trading and investment activities; and (iii) the promulgation of final rules and increased enforcement action by the CFPB. The full implementation of certain final rules is delayed or phased in over several years; therefore, as yet we cannot definitively assess what may be the short or longer term specific or aggregate effect of the full implementation of the Dodd‑Frank Act on us.

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

Changes in economic or political conditions could adversely affect the Company’s business and results of operations, as the ability of the Company’s borrowers to repay loans, and the value of the collateral securing such loans, decline.

The Company’s success depends, to a certain extent, upon economic or political conditions, local and national, as well as governmental monetary policies. Conditions such as recession, unemployment, changes in interest rates, inflation, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. In addition, substantially all of the Company’s loans are to individuals and businesses in our market area. Consequently, any economic decline in the Company’s primary market areas, which include Indiana, Illinois, Ohio and Kentucky, could have an adverse impact on the Company’s earnings.

Weakness in the U.S. economy, including within the Company’s geographic footprint, has adversely affected the

Company in the past and may adversely affect the Company in the future.

If the strength of the U.S. economy in general or the strength of the local economies in the Company’s markets declines, this could result in, among other things, a decreased demand for our products and services, a deterioration in credit quality or a reduced demand for credit. These factors could result in higher delinquencies, greater charge-offs and increased losses in future periods, which could materially adversely affect our financial condition and results of operations.

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

The Company has traditionally paid a quarterly dividend to common stockholders. The Company is a separate legal entity from the Bank and receives substantially all of its revenue and cash flow from dividends paid by the Bank to the Company. Indiana state law and agreements between the Bank and its federal and state regulators may limit the amount of dividends that the Bank may pay to the Company. In the event that the Bank is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt obligations or pay dividends on its common stock. Additionally, any payment of dividends in the future will depend, in large part, on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors. Starting in the second quarter of 2009 and continuing to the second quarter of 2012, the Company reduced the amount of cash dividends paid. This reduction was made to preserve capital levels at the Company. Beginning in the third quarter of 2012, the Company has steadily raised the dividend, including an increase to $0.11 per common share in the third quarter of 2014, $0.13 per common share in the first quarter of 2015, $0.14 per common share in the third quarter of 2015, $0.15 per common share in the first quarter of 2016, and $0.16 per common share in the fourth quarter of 2016.  There can be no assurance that the Company will continue to raise the amount of the dividend or that it will not decrease or eliminate the dividend in the future.

The price of the Company’s common stock may be volatile, which may result in losses for investors.

General market price declines or market volatility in the future could adversely affect the price of the Company’s common stock. In addition, the following factors may cause the market price for shares of the Company’s common stock to fluctuate:

•	announcements of developments related to the Company’s business;
•	fluctuations in the Company’s results of operations;
•	sales or purchases of substantial amounts of the Company’s securities in the marketplace;
•	general conditions in the banking industry, the US economy or the global economy;
•	a shortfall or excess in revenues or earnings compared to securities analysts’ expectations;
•	changes in analysts’ recommendations or projections; and
•	the Company’s announcement of new acquisitions or other projects.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES

As of December 31, 2016, the Company leased an office building located in Greensburg, Indiana, from one of its subsidiaries for use as its corporate headquarters. The Company’s subsidiaries own, or lease, all of the facilities from which they conduct business. All leases are comparable to other leases in the respective market areas and do not contain provisions materially detrimental to the Company or its subsidiaries. As of December 31, 2016 the Company had 90 banking locations and approximately $76,426 invested in premises and equipment.

ITEM 3.  LEGAL PROCEEDINGS

From time to time the Company and its subsidiaries may be parties (both plaintiff and defendant) to ordinary litigation incidental to the conduct of business.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock is traded on the NASDAQ Global Select Market under the symbol MSFG. The Common Stock was held by approximately 9,700 shareholders at March 10, 2017. The quarterly high and low closing prices for the Company’s common stock as reported by NASDAQ and quarterly cash dividends declared and paid are set forth in the tables below. All per share data is retroactively restated for all stock dividends and splits.

The range of known per share prices by calendar quarter, based on actual transactions, excluding commissions, is shown below.

	Market Prices
2016	Q1	Q2	Q3	Q4
High	$22.18	$23.25	$24.95	$34.57
Low	$19.95	$20.30	$21.39	$23.94

2015	Q1	Q2	Q3	Q4
High	$20.62	$22.40	$22.15	$23.79
Low	$18.71	$19.04	$20.21	$20.15

	Cash Dividends
2016	Q1	Q2	Q3	Q4
	$0.15	$0.15	$0.15	$0.16

2015	Q1	Q2	Q3	Q4
	$0.13	$0.13	$0.14	$0.14

It is expected that the Company will continue to consider the Company’s results of operations, capital levels and other external factors beyond management’s control in making the decision to maintain or further raise the dividend.

Issuer Purchases of Equity Securities

The Company purchased the following equity securities of the Company during the quarter ended December 31, 2016:

			Total Number of Shares	Maximum Number (or
			(or Units) Purchased as	Approximate Dollar Value)
	Total Number		Part of Publicly	of Shares (or Units) That
	of Shares (or	Average Price Paid Per	Announced Plans or	May Yet Be Purchased
Period	Units) Purchased (1)	Share (or Unit)	Programs	Under the Plans or Programs
October 1‑31, 2016	—	$—	—	—
November 1‑30, 2016	18,487	29.30	—	—
December 1-31, 2016	5,280	31.98	—	—
Total:	23,767	$29.90	—	—

(1)	Represents shares purchased by the Company from employees upon the vesting of restricted stock grants for purposes of satisfying the employees’ tax withholding obligations.

Stock Performance Graph

The following performance graph compares the performance of our common shares to the performance of the NASDAQ Market Index (U.S.) and the NASDAQ Bank Stocks Index for the 60 months ended December 31, 2016. The graph assumes an investment of $100 in each of the Company’s common shares, the NASDAQ Market Index (U.S.) and the NASDAQ Bank Stocks Index on December 31, 2011.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
MainSource Financial Group	100.00	143.74	206.43	240.59	264.04	387.82
NASDAQ MARKET INDEX (U.S.)	100.00	115.91	160.31	181.80	192.22	206.65
NASDAQ Bank Stocks Index	100.00	115.77	160.82	165.39	176.34	238.10

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data

(Dollar amounts in thousands except per share data)

	2016	2015	2014	2013	2012
Results of Operations
Net interest income	$117,601	$102,725	$94,488	$91,300	$94,082
Provision for loan losses	1,705	1,625	1,500	4,534	9,850
Noninterest income	52,612	50,272	43,007	43,129	43,891
Noninterest expense	118,048	105,597	99,220	98,231	94,838
Income before income tax	50,460	45,775	36,775	31,664	33,285
Income tax	12,137	10,233	7,779	5,319	6,027
Net income	38,323	35,542	28,996	26,345	27,258
Preferred dividends and accretion	—	—	—	504	2,110
Net income available to common shareholders	38,323	35,542	28,996	25,693	26,505
Dividends paid on common stock	14,296	11,680	8,726	5,709	1,623
Per Common Share*
Earnings per share (basic)	$1.66	$1.64	$1.40	$1.26	$1.31
Earnings per share (diluted)	1.64	1.62	1.39	1.26	1.30
Dividends paid	0.61	0.54	0.42	0.28	0.08
Book value — end of period	18.68	17.67	16.63	14.96	15.21
Tangible book value — end of period	14.16	13.94	13.01	11.53	11.72
Market price — end of period	34.40	22.88	20.92	18.03	12.67
At Year End
Total assets	$4,080,257	$3,385,408	$3,122,516	$2,847,209	$2,769,288
Securities	1,007,540	925,279	867,760	891,106	902,341
Loans, excluding held for sale	2,651,673	2,155,392	1,957,765	1,671,926	1,553,383
Allowance for loan losses	22,499	22,020	23,250	27,609	32,227
Total deposits	3,110,871	2,650,775	2,468,321	2,200,628	2,185,054
Federal Home Loan Bank advances	249,658	269,488	214,413	247,858	141,052
Subordinated debentures	41,239	41,239	41,239	46,394	50,418
Shareholders’ equity	449,494	381,360	360,662	305,526	323,751
Financial Ratios
Return on average assets	1.01%	1.10%	0.99%	0.95%	0.99%
Return on average common shareholders’ equity	8.93	9.56	8.81	8.35	8.15
Allowance for loan losses to total loans (year end, excluding held for sale)	0.85	1.02	1.19	1.65	2.07
Allowance for loan losses to total non‑performing loans (year end)	106.06	137.29	80.62	104.02	63.04
Shareholders’ equity to total assets (year end)	11.02	11.26	11.55	10.73	11.69
Average equity to average total assets	11.36	11.46	11.27	11.32	12.12
Dividend payout ratio	37.30	32.86	30.09	22.22	6.12

*   Adjusted for stock split and dividends

Tangible book value per share is a non-GAAP financial measure calculated using GAAP amounts.  Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding.  Tangible common equity is calculated by excluding the balance of preferred stock, goodwill, and other intangible assets from the calculation of stockholders' equity.  The Company believes that this non-GAAP financial measure provides information to investors that is useful in understanding its financial condition.  Because not all companies use the same calculation of tangible common  equity, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of this non-GAAP financial measure to the most comparable GAAP financial measure is provided below.

	2016	2015	2014	2013	2012
Shareholders' Equity	$449,494	$381,360	$360,662	$305,526	$323,751
Less: Preferred Stock	—	—	—	—	14,918
Intangible Assets	108,734	80,615	78,546	70,025	70,940
Tangible Common Equity	$340,760	$300,745	$282,116	$235,501	$237,893

Ending Shares Outstanding	24,067,364	21,579,575	21,687,525	20,417,224	20,304,525

Tangible Book Value Per Common Share	$14.16	$13.94	$13.01	$11.53	$11.72

The allowance for loan losses to total loans ratio at December 31, 2016 includes The Merchant’s Bank and Trust Company, Old National Bank, and Cheviot Savings Bank acquired loans brought over at fair value with no associated allowance.  The allowance for loan losses to total loans ratio at December 31, 2015 includes The Merchant’s Bank and Trust Company and Old National Bank acquired loans brought over at fair value with no associated allowance. See Note 26 to the Consolidated Financial Statements for additional information concerning acquisitions by the Company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

(Dollar amounts in thousands except per share data)

Overview

MainSource Financial Group, Inc. is a financial holding company whose principal activity is the ownership and management of its wholly owned subsidiary bank: MainSource Bank headquartered in Greensburg, Indiana.  The Bank operates under an Indiana state charter and is subject to regulation by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation. Non-banking subsidiaries of the Company include MainSource Insurance, LLC, Insurance Services Marketing, LLC, MainSource Title, LLC, and MainSource Risk Management, Inc. Non banking subsidiaries of the Bank are New American Real Estate, LLC. The first three subsidiaries are subject to regulation by the Indiana Department of Insurance.

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

Results of Operations

Net income attributable to common shareholders was $38,323 in 2016, $35,542 in 2015, and $28,996 in 2014. Earnings per common share on a fully diluted basis were $1.64 in 2016, $1.62 in 2015, and $1.39 in 2014. The primary drivers that led to the increase in net income in 2016 versus 2015 were an increase in net interest income of $14,876,  increases in mortgage banking of $1,689, interchange income of $1,877, as well as a prepayment penalty on a FHLB advance taken in 2015 and a reduction in consultant expenses of $557. An increase in earning assets primarily from the 2015 acquisition of the five Old National branches and the partial year effect of the Cheviot acquisition as well as organic loan growth resulted in higher net interest income. Continued emphasis on new deposit generation,  the effect of the aforementioned acquisitions, and a switch of debit card providers from VISA to Mastercard in 2016 led to increased interchange income. The continued low interest rate environment spurred new home sales as well as refinancing activity. The decrease in the consultant expense is due to the end of the amortization period of these payments made in prior years for revenue enhancements/cost savings opportunities.  Offsetting these increases were a decrease in service charges of $1,033, increases in salaries and employee benefits of $6,586, net occupancy expenses of $972, equipment expenses of $1,336, interchange expenses of $757, and acquisition related expenses of $6,399.  The full year effect of the Old National branch acquisition and the partial year effect of the Cheviot acquisition led to increases in salaries and employee benefits, net occupancy, and equipment expenses.  The increase in interchange expense is a direct result of higher interchange income in 2016.

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

Net Interest Income

Net interest income and net interest margin are influenced by the volume and yield or cost of earning assets and interest‑bearing liabilities. Tax equivalent net interest income of $125,011 in 2016 increased from $109,939 in 2015. Net interest margin, on a fully‑taxable equivalent basis, was 3.65% for 2016 compared to 3.74% for the same period a year ago. The Company was unable to match reductions in its yield on earning assets with a corresponding reduction in its cost of funds, as the cost of funds has essentially floored. The Company experienced loan growth in 2016 which partially offset the reduction in its yield.

The following table summarizes net interest income (on a tax‑equivalent basis) for each of the past three years.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)*

	2016			2015			2014
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate***	Balance	Interest	Rate***	Balance	Interest	Rate
Assets
Short‑term investments	$17,062	$86	0.50%	$28,223	$73	0.26%	$19,389	$51	0.26%
Federal funds sold and money market accounts	19,676	131	0.67	19,343	61	0.32	14,582	46	0.32
Securities
Taxable	645,712	14,550	2.25	554,269	12,004	2.17	558,848	12,366	2.21
Non‑taxable*	333,814	18,462	5.53	323,205	18,366	5.68	308,953	18,249	5.91
Total securities	979,526	33,012	3.37	877,474	30,370	3.46	867,801	30,615	3.53
Loans**
Commercial*	1,510,103	65,425	4.33	1,247,639	55,544	4.45	1,035,645	47,820	4.62
Residential real estate	530,107	22,061	4.16	437,751	18,204	4.16	415,390	17,852	4.30
Consumer	365,860	15,022	4.11	329,661	14,072	4.27	299,940	13,447	4.48
Total loans	2,406,070	102,508	4.26	2,015,051	87,820	4.36	1,750,975	79,119	4.52
Total earning assets	3,422,334	135,737	3.97	2,940,091	118,324	4.03	2,652,747	109,831	4.14
Cash and due from banks	56,796			49,146			43,143
Unrealized gains (losses) on securities	28,158			22,121			16,271
Allowance for loan losses	(21,676)			(23,096)			(25,816)
Premises and equipment, net	72,509			61,497			56,103
Intangible assets	95,998			78,639			70,914
Accrued interest receivable and other assets	122,026			116,581			109,267
Total assets	$3,776,145			$3,244,979			$2,922,629
Liabilities
Interest‑bearing deposits DDA, savings, and money market accounts	$1,853,401	$2,130	0.11	$1,666,268	$1,985	0.12	$1,489,938	$1,647	0.11
Certificates of deposit	418,297	2,039	0.49	334,810	1,693	0.51	341,343	2,031	0.60
Total interest‑bearing deposits	2,271,698	4,169	0.18	2,001,078	3,678	0.18	1,831,281	3,678	0.20
Short‑term borrowings	73,736	714	0.97	30,512	56	0.18	30,320	71	0.23
Subordinated debentures	41,239	1,425	3.46	41,239	1,264	3.07	41,042	1,286	3.13
Notes payable and FHLB borrowings	261,490	4,418	1.69	190,356	3,387	1.78	200,598	3,572	1.75
Total interest‑bearing liabilities	2,648,163	10,726	0.41	2,263,185	8,385	0.37	2,103,241	8,607	0.41
Demand deposits	679,879			576,341			463,197
Other liabilities	19,124			33,535			26,951
Total liabilities	3,347,166			2,873,061			2,593,389
Shareholders’ equity	428,979			371,918			329,240
Total liabilities and shareholders’ equity	$3,776,145	10,726	0.32***	$3,244,979	8,385	0.29***	$2,922,629	8,607	0.32***
Net interest income		$125,011	3.65****		$109,939	3.74****		$101,224	3.82****
Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$7,410			$7,214			$6,736

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

Volume/Rate Analysis of Changes in Net Interest Income

(Tax Equivalent Basis)

	2016 OVER 2015			2015 OVER 2014
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Loans	$16,699	$(2,011)	$14,688	$11,590	$(2,889)	$8,701
Securities	3,456	(814)	2,642	339	(584)	(245)
Federal funds sold and money market funds	1	69	70	15	—	15
Short‑term investments	(37)	50	13	23	(1)	22
Total interest income	20,119	(2,706)	17,413	11,967	(3,474)	8,493
Interest expense
Interest‑bearing DDA, savings, and money market accounts	$217	$(72)	$145	$204	$134	$338
Certificates of deposit	409	(63)	346	(38)	(300)	(338)
Borrowings	1,752	(63)	1,689	(156)	(44)	(200)
Subordinated debentures	—	161	161	6	(28)	(22)
Total interest expense	2,378	(37)	2,341	16	(238)	(222)
Change in net interest income	17,741	(2,669)	15,072	11,951	(3,236)	8,715
Change in tax equivalent adjustment			196			478
Change in net interest income before tax equivalent adjustment			$14,876			$8,237

Variances not attributed to rate or volume are allocated between rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

The Company expensed $1,705, $1,625, and $1,500 in provision for loan losses in 2016, 2015, and 2014 respectively. This level of provision allowed the Company to maintain an adequate allowance for loan losses. This topic is discussed in detail under the heading “Loans, Credit Risk and the Allowance and Provision for Loan Losses”.

Non‑interest Income and Expense

				Percent Change
	2016	2015	2014	16/15	15/14
Non-interest income
Mortgage banking	$10,044	$8,355	$6,754	20.2%	23.7%
Trust and investment product fees	4,866	4,947	4,712	-1.6%	5.0%
Service charges on deposit accounts	21,006	22,039	20,698	-4.7%	6.5%
Net realized gains on securities sales	170	386	24	-56.0%	1,508.3%
Increase in cash surrender value of life insurance	1,513	1,236	1,298	22.4%	-4.8%
Interchange income	11,116	9,239	7,590	20.3%	21.7%
Gain/(loss) on sale of OREO	268	68	(153)	294.1%	44.4%
Other	3,629	4,002	2,084	-9.3%	92.0%
Total non-interest income	$52,612	$50,272	$43,007	4.7%	16.9%
Non-interest expense
Salaries and employee benefits	$64,327	$57,741	$54,132	11.4%	6.7%
Net occupancy	9,298	8,326	7,628	11.7%	9.2%
Equipment	12,696	11,360	10,337	11.8%	9.9%
Intangibles amortization	1,342	1,640	1,690	-18.2%	-3.0%
Telecommunications	1,647	1,775	1,747	-7.2%	1.6%
Stationery, printing, and supplies	1,052	1,162	1,174	-9.5%	-1.0%
FDIC assessment	1,560	1,655	1,620	-5.7%	2.2%
Marketing	3,390	3,193	3,187	6.2%	0.2%
Collection expenses	910	1,173	1,330	-22.4%	-11.8%
Consultant expense	549	1,106	1,400	-50.4%	-21.0%
Prepayment penalty on FHLB advance	—	2,364	—	-100.0%	NA
Interchange expense	3,376	2,619	2,287	28.9%	14.5%
Bank acquisition expense	7,130	731	3,119	875.4%	-76.6%
Other	10,771	10,752	9,569	0.2%	12.4%
Total non-interest expense	$118,048	$105,597	$99,220	11.8%	6.4%

Non‑interest Income

Non‑interest income was $52,612 for 2016 compared to $50,272 for the same period in 2015, an increase of $2,340 or 4.7%. Increases in interchange income, mortgage banking, and increase in cash surrender value on life insurance contracts were the reasons for the increase.  The full year effect of the Old National Bank branch acquisitions in 2015 and the partial year effect of the Cheviot acquisition in 2016 as well as a switch in debit card providers from VISA to Mastercard generated additional interchange income as well as other ancillary fee increases. The continued low interest rate environment led to increased mortgage banking activity.  Offsetting these increases were decreases in service charges and other income (primarily title company revenue).  The Company elected to exit the title company business in mid 2016 and expect to be fully dissolved in 2017.

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

Non‑interest Expense

Total non‑interest expense was $118,048 in 2016 compared to $105,597 in 2015, an increase of $12,451 or 11.8%. The increase was primarily attributable to increases in salaries and employee benefits, occupancy and equipment costs, acquisition related expenses, and interchange expenses.   The Company’s entry into new markets, resulting from the

Cheviot acquisition and Old National Bank branch acquisitions, resulted in increases of the above mentioned expenses with the exception of interchange expenses which increased as a result of higher interchange income.  Offsetting these increases was a decrease in a prepayment penalty on a FHLB advance in 2015 and consultant expense.  The decrease in the consultant expense is due to the end of the amortization period for revenue enhancements/cost savings opportunities paid up front in a prior year.

Total non‑interest expense was $105,597 in 2015 compared to $99,220 in 2014, an increase of $6,377 or 6.4%. The increase was primarily attributable to increases in salaries and employee benefits, occupancy and equipment costs, an FHLB advance prepayment penalty, and interchange expenses.   The Company’s entry into new markets, resulting from the MBT Bancorp acquisition and Old National Bank branch acquisitions, resulted in increases of the above mentioned expenses with the exception of interchange expenses which increased as a result of higher interchange income. The prepayment penalty should result in lower interest expense in future periods.  Offsetting these increases was a decrease in acquisition related expenses.  The expenses related to the acquisition of the Old National branches in 2015 were significantly lower than the expenses related to the acquisition of MBT Bancorp in 2014.

Income Taxes

The effective tax rate was 24.1% in 2016, 22.4% in 2015, and 21.2% in 2014. The increase in the Company’s effective rate from 2015 to 2016 was due primarily to an increase in taxable income with the tax exempt income and tax credits remaining the same from year to year. The increase in the Company’s effective rate from 2014 to 2015 was due primarily to an increase in taxable income with the tax exempt income and tax credits remaining the same from year to year.

Balance Sheet

At December 31, 2016, total assets were $4,080,257 compared to $3,385,408 at December 31, 2015, an increase of $694,849. Increases in loans of $496,281 and investment securities of $82,261 made up the majority of the increase.

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

Total loans (excluding those held for sale) increased by $496,281 in 2016 with $355,343 of the increase coming from the acquisition of Cheviot in the second quarter of 2016. All categories of loans experienced loan growth in 2016. The Company has also invested in additional lending personnel and opened branches in new markets which has contributed to the growth. Commercial real estate loans continue to represent the largest portion of the total loan portfolio and were 44% of total loans at December 31, 2016 compared to 43% of total loans at the end of 2015.

The following table details the Company’s loan portfolio by type of loan.

Loan Portfolio

	2016	2015	2014	2013	2012
Types of loans
Commercial and industrial	$461,092	$380,960	$275,646	$180,378	$134,156
Agricultural production financing	73,467	64,704	46,784	30,323	22,355
Farm real estate	111,807	97,916	76,849	76,082	66,119
Commercial real estate mortgage	948,291	750,574	741,379	655,196	638,726
Construction and development	102,598	77,394	61,640	35,731	25,208
Residential real estate mortgage	892,513	727,073	709,495	648,010	618,524
Consumer	61,905	56,771	45,972	46,206	48,295
Total loans	$2,651,673	$2,155,392	$1,957,765	$1,671,926	$1,553,383

The following table indicates the amounts of loans (excluding residential and commercial mortgages and consumer loans) outstanding as of December 31, 2016 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Maturities and Sensitivity to Changes in Interest Rates of Commercial and Construction Loans

		Within		Over
	Due:	1 Year	1‑5 Years	5 years	Total
Loan Type
Commercial and industrial		$133,092	$181,239	$146,761	$461,092
Agricultural production financing		53,605	15,253	4,609	73,467
Construction and development		15,626	45,188	41,784	102,598
Totals		$202,323	$241,680	$193,154	$637,157
Percent		32%	38%	30%	100%
Rate Sensitivity
Fixed Rate		$23,254	$171,697	$91,588	$286,539
Variable Rate		268,595	54,454	27,569	350,618
Totals		$291,849	$226,151	$119,157	$637,157

Loans are placed on “non‑accrual” status when, in management’s judgment, the collateral value and/or the borrower’s financial condition does not justify accruing interest. As a general rule, commercial, commercial real estate, residential, and consumer loans are reclassified to non‑accrual status at or before becoming 90 days past due. Interest previously recorded is reversed and charged against current income. Subsequent interest payments collected on non‑accrual loans are thereafter applied as a reduction of the loan’s principal balance. Non‑performing loans were $21,213 as of December 31, 2016 compared to $16,039 as of December 31, 2015 and represented 0.80% of total loans at December 31, 2016 versus 0.74% one year ago. The increase in 2016 is the result the acquisition of Cheviot in 2016 and the non-accrual loans that were part of the acquisition

The following table details the Company’s non‑performing loans as of December 31 for the years indicated.

Non‑performing Loans

	2016	2015	2014	2013	2012
Non‑accruing loans	$15,808	$12,843	$13,596	$22,341	$35,451
Troubled debt restructurings (accruing)	3,270	3,196	15,243	4,188	15,102
Accruing loans contractually past due 90 days or more	2,135	—	—	14	565
Total	$21,213	$16,039	$28,839	$26,543	$51,118
% of total loans	0.80%	0.74%	1.47%	1.59%	3.29%

A reconciliation of non‑performing assets (“NPA”) for 2016 and 2015 is as follows:

	2016	2015
Beginning Balance — NPA — January 1	$17,998	$31,527
Non‑accrual
Add: New non‑accruals	11,784	12,551
Add: Acquisition	4,052	—
Less: To accrual/payoff/restructured	(9,680)	(8,974)
Less: To OREO	(1,965)	(1,475)
Less: Net charge offs	(1,226)	(2,855)
Increase/(Decrease): Non‑accrual loans	2,965	(753)
Other Real Estate Owned (OREO)
Add: New OREO properties	1,965	1,475
Add: New OREO from acquisition	1,668	—
Less: OREO sold	(3,607)	(2,166)
Less: OREO losses (write‑downs)	(110)	(38)
Increase/(Decrease): OREO	(84)	(729)
Increase/(Decrease): 90 Days Delinquent	2,135	—
Increase/(Decrease): TDR’s	74	(12,047)
Total NPA change	5,090	(13,529)
Ending Balance — NPA — December 31	$23,088	$17,998

At December 31, 2016, the Company had only five relationships $250 and over on non-accrual with one of the five a loan from the Cheviot acquisition.  The Company is working with these borrowers in an attempt to minimize its losses. In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate, other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection. The Company reviews each relationship before it grants the concession to insure the creditor can comply with the new terms. To date, most of the concessions have been extensions of maturity dates. The provision for loan losses was $1,705 in 2016, $1,625 in 2015, and $1,500 in 2014. The Company’s provision for loan losses remained flat in 2016 due to the stabilization of problem credits. New non‑accrual loans were flat compared to 2015. While the provision for loan losses remained relatively flat in 2016 from 2015, the Company experienced a large increase in the commericlal loan portfolio allowance due to the large increase in the Company’s commercial loan portfolio in 2016.  Also, the Company showed a negative provision expense for the commercial real estate segment due to a reduction in the historical loss reserve factor.  This decrease was caused by a reduction in the historical loss factor for these loans due to several factors.  One, the Company uses a three year historical charge off factor for its homogenous pools.  A large number of charge-offs occurred on these loans in 2012 and fell out of the calculation in 2016 and were replaced by a smaller number of charge-offs.  Two, the Company also received several large recoveries on these type of loans in 2016 that became part of the homogenous pool charge-off percentage. Net charge‑offs were $1,226 in 2016 compared to $2,855 in 2015 and $5,859 in

2014. As a percentage of average loans, net charge‑offs equaled 0.05%, 0.14%, and 0.33% in 2016, 2015, and 2014, respectively.

Potential problem loans are identified on the Company’s watch list and consist of loans that require close monitoring by management and are not necessarily considered classified credits by regulators. Credits may be considered as a potential problem loan for reasons that are temporary or correctable, such as for a deficiency in loan documentation or absence of current financial statements of the borrower. Potential problem loans may also include credits where adverse circumstances are identified that may affect the borrower’s ability to comply with the contractual terms of the loan. Other factors which might indicate the existence of a potential problem loan include the delinquency of a scheduled loan payment, deterioration in a borrower’s financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment in which the borrower operates. Substandard commercial loans that were not classified as non‑accrual were $18,626 at December 31, 2016 and $7,157 at December 31, 2015, an increase of $11,469 with $6,129 coming from the Cheviot acquisition.  These loans which are $250 or greater are reviewed at least quarterly by senior management. This review includes monitoring how the borrower is performing versus their workout plan, obtaining and reviewing the borrower’s financial information, and monitoring collateral values. Management believes these loans were well secured and had adequate allowance allocations at December 31, 2016.

Summary of the Allowance for Loan Losses

	2016	2015	2014	2013	2012
Balance at January 1	$22,020	$23,250	$27,609	$32,227	$39,889
Chargeoffs
Commercial	682	978	241	1,152	1,946
Commercial real estate mortgage	663	727	5,583	6,353	13,553
Residential real estate mortgage	1,345	2,094	2,295	2,349	3,547
Consumer	3,725	3,593	2,899	2,648	3,286
Total Chargeoffs	6,415	7,392	11,018	12,502	22,332
Recoveries
Commercial	659	502	1,131	341	543
Commercial real estate mortgage	1,207	1,942	2,262	1,087	2,432
Residential real estate mortgage	415	337	410	650	265
Consumer	2,908	1,756	1,356	1,272	1,580
Total Recoveries	5,189	4,537	5,159	3,350	4,820
Net Chargeoffs	1,226	2,855	5,859	9,152	17,512
Provision for loan losses	1,705	1,625	1,500	4,534	9,850
Balance at December 31	$22,499	$22,020	$23,250	$27,609	$32,227
Net Chargeoffs to average loans	0.05%	0.14%	0.33%	0.57%	1.13%
Provision for loan losses to average loans	0.07%	0.08%	0.09%	0.28%	0.63%
Allowance to total loans at year end	0.85%	1.02%	1.19%	1.65%	2.07%

Although the allowance for loan losses is available for any loan that, in management’s judgment, should be charged off, the following table details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.

Allocation of the Allowance for Loan Losses

	2016		2015		2014		2013		2012
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		to total		to total		to total		to total		to total
December 31	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
Real estate
Residential	$4,247	34%	$3,860	34%	$3,501	36%	$3,409	39%	$3,180	40%
Farm real estate	819	4	354	4	576	4	194	5	722	4
Commercial	6,166	36	9,363	35	13,536	38	17,679	39	20,465	41
Construction and development	721	4	984	3	1,493	3	2,337	2	2,970	2
Total real estate	11,953	78	14,561	76	19,106	81	23,619	85	27,337	87
Commercial
Agribusiness	272	3	118	3	192	3	64	2	166	2
Other commercial	9,382	17	6,393	18	2,785	14	3,227	10	3,728	8
Total Commercial	9,654	20	6,511	21	2,977	17	3,291	12	3,894	10
Consumer	892	2	948	3	1,167	2	699	3	996	3
Total	$22,499	100%	$22,020	100%	$23,250	100%	$27,609	100%	$32,227	100%

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

The Company has both internal and external loan review personnel who annually review approximately 50% of all loans. External loan review personnel examine the top 75 commercial credit relationships annually. This equates to all relationships above approximately $4,650.

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

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non‑accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The Company’s allowance for loan losses was $22,499, or 0.85% of total loans, at December 31, 2016 compared to $22,020, or 1.02% of total loans, at the end of 2015. The Company’s decrease in the allowance percentage to total loans was due primarily to the acquisition of Cheviot Financial Corp. in 2016 and the continued improvement in its credit metrics. The acquired loans were brought over at fair value with no allowance for loan losses. See Note 26 to the Consolidated Financial Statements for additional information concerning acquisitions by the Company.

Securities, at Fair Value

	December 31,
	2016	2015	2014
Available for Sale
U.S. Government‑sponsored entities	$955	$504	$661
State and municipal	369,286	350,733	334,298
Mortgage‑backed	626,031	562,829	525,609
Equity and other	11,268	11,213	7,192
Total securities	$1,007,540	$925,279	$867,760

Securities offer flexibility in the Company’s management of interest rate risk, and are the primary means by which the Company provides liquidity and responds to changing maturity characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high‑risk derivative products or junk bonds.

As of December 31, 2016, all of the Company’s securities were classified as available for sale (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders’ equity. A net unrealized gain of $4,737 was recorded to adjust the AFS portfolio to current market value at December 31, 2016 compared to a net unrealized gain of $19,422 at December 31, 2015.

Securities

(Carrying Values at December 31)

	Within			Beyond
	1 Year	2‑5 Yrs	6‑10 Yrs	10 Years	Total 2016
Available for sale
US government agency	$545	$—	$410	$—	$955
State and municipal	11,670	80,412	107,302	169,902	369,286
Mortgage‑backed securities & CMOs	—	2,591	46,166	577,274	626,031
Other securities	500	2,028	4,070	—	6,598
Total available for sale	$12,715	$85,031	$157,948	$747,176	$1,002,870
Weighted average yield*	5.28%	5.58%	4.80%	2.78%	3.37%

*Adjusted to reflect income related to securities exempt from federal income taxes.

Amounts in the table above are based on scheduled maturity dates. Variable interest rates are subject to change not less than annually based upon certain interest rate indexes. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities of $4,670 do not have contractual maturities and are excluded from the table above.

As of December 31, 2016, there were no corporate bonds and other securities which represented more than 10% of shareholders’ equity.

For 2016 the tax equivalent yield of the investment securities portfolio was 3.37%, compared to 3.46% and 3.53% for 2015 and 2014, respectively. The average life of the Company’s investment securities portfolio was 14.88 years at December 31, 2016.  During 2016 the portfolio balances increased moderately as excess funds from the Cheviot acquisition in the second quarter were invested in the securities portfolio.  Reinvestments were targeted at maintaining the portfolio’s current average life balancing the need for future cash flow with current earnings performance.

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

In December, 2013, banking regulators published the final rules under Section 619 of the Dodd‑Frank Act (commonly referred to as the “Volcker Rule”). Under the Volcker Rule, collateralized debt obligations, including pooled trust preferred securities, are no longer a permissible investment and would have to be divested prior to July 15, 2015. On January 14, 2014, banking regulators released their interim final rule regarding the Volcker Rule and its impact on collateralized debt obligations. Under the interim final rule, regulators clarified the final rule and said that collateralized debt obligations primarily backed by trust preferred securities issued by depository institutions could continue to be held by banks. The Company was informed from an outside third party that it may be holding one security that would need to be divested by the conformance date. The conformance date for the Volcker Rule has been extended to July 21, 2017.

Sources of Funds

The Company relies primarily on customer deposits and securities sold under agreement to repurchase (“repurchase agreements”) along with shareholders’ equity to fund earning assets. Federal Home Loan Bank (“FHLB”) advances are used to provide additional funding. The Company also attempts to obtain deposits through branch and whole bank acquisitions.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits were 86.2% and 87.7% of total average earning assets for 2016 and 2015, respectively. Total interest‑bearing deposits averaged 77.0% and 77.6% of average total deposits during 2016 and 2015. Management strives to increase the percentage of transaction‑related deposits to total deposits due to the positive effect on earnings.

Repurchase agreements are high denomination investments utilized by public entities and commercial customers as an element of their cash management responsibilities. During 2016, repurchase agreements averaged $27,816, with an average cost of 0.14%.

The Company had FHLB advances of $249,658 outstanding at December 31, 2016. These advances have interest rates ranging from 0.97% to 2.67% (see Note 12 to the consolidated financial statements for the maturity schedule of these advances). The Company averaged $261,490 in FHLB advances during 2016 compared to $190,356 during 2015. Other sources of funding are fed funds purchased, short term FHLB advances, and a short term note. The Company had $15,000 of federal funds purchased as of December 31, 2016 and $0 at December 31, 2015.  Short term FHLB advances had a balance of $138,000 at December 31, 2016 and $0 at December 31, 2015.  The interest rate on these advances was 0.90% at December 31, 2016.  The term debt had a balance of $18,333 at December 31, 2016 and $0 at December 31, 2015.  The term debt had an interest rate of 2.8125% at December 31, 2016.

Average Deposits

	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate
Demand	$679,879		$576,341		$463,197
Interest Bearing Demand	1,153,640	0.14%	1,077,308	0.14%	959,186	0.12%
Savings/Money Markets	699,761	0.07	588,960	0.09	530,752	0.09
Certificates of Deposit	418,297	0.49	334,810	0.51	341,343	0.60
Totals	$2,951,577	0.14%	$2,577,419	0.14%	$2,294,478	0.16%

As of December 31, 2016, certificates of deposit and other time deposits of $100 or more mature as follows:

	3 months or less	4‑6 months	6‑12 months	over 12 months	Total
Amount	$30,340	$57,867	$23,733	$70,437	$182,377
Percent	17%	32%	13%	38%

Capital Resources

The Federal Reserve Board and other regulatory agencies have adopted risk‑based capital guidelines that assign risk weightings to assets and off‑balance sheet items. The Company’s core capital (“Tier 1”) consists of common shareholders’ equity adjusted for unrealized gains or losses on available for sale (AFS) securities plus limited amounts of Trust Preferred Securities less goodwill and intangible assets. Total capital consists of core capital, certain debt instruments and a portion of the allowance for loan losses. At December 31, 2016, Tier 1 capital to average assets was 9.8%. Total capital to risk‑weighted assets was 14.7%. Both ratios exceed all required ratios established for bank holding companies. Risk‑adjusted capital levels of the Bank also exceed regulatory definitions of well‑capitalized institutions.  On January 1, 2015 the Basel III Capital Rules became effective and introduced a new capital measure known as “Common Equity Tier 1” (“CET1”), which generally consists of common equity Tier 1capital instruments and related surplus, retained earnings, and common equity Tier 1 minority interests.  To be adequately capitalized in 2016, the CET1 to risk weighted assets ratio must be 4.5%.  At December 31, 2016, this ratio was 12.4%.  The new capital rules also require a common equity Tier 1 capital conservation buffer to be phased in between 0.0% in 2015 to 2.5% in 2019.  The capital conservation buffer for 2016 is 0.625%.

The Trust Preferred Securities (which are classified as subordinated debentures) currently qualify as Tier 1 capital or core capital with respect to the Company under the risk‑based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of these securities cannot constitute more than 25% of the total Tier 1 capital of the Company. Consequently, the amount of Trust Preferred Securities in excess of the 25% limitation constitutes Tier 2 capital, or supplementary capital, of the Company. As of December 31, 2016, all of the Company’s Trust Preferred Securities qualify as Tier 1 capital. The Company redeemed $5,155 of these securities in March, 2014.

Common shareholders’ equity is impacted by the Company’s decision to categorize its securities portfolio as available for sale (AFS). Securities in this category are carried at fair value, and common shareholders’ equity is adjusted to reflect unrealized gains and losses, net of taxes.

The Company declared and paid common dividends of $0.61 per share in 2016 compared to $0.54 in 2015 and $0.42 in 2014. Book value per common share increased to $18.68 at December 31, 2016 compared to $17.67 at the end of 2015. The increase is primarily the result of the net income for the year. The net adjustment for AFS securities increased book value per share by $0.13 at December 31, 2016 and increased book value per share by $0.58 at December 31, 2015. Depending on market conditions, the adjustment for AFS securities can cause significant fluctuations in shareholders’ equity.

Liquidity

Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors and creditors. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short‑term, more liquid earning assets and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, loans and securities maturing within one year and money market instruments. In addition, the Company holds approximately $994,825 of AFS securities maturing after one year, which can be sold to meet liquidity needs.

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, supports liquidity, extends the contractual maturity of liabilities, and limits reliance on volatile short‑term purchased funds. Short‑term funding needs may arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits, which provide a sizable source of relatively stable low‑cost funds. The Company defines core deposits as all deposits except certificates of deposits greater than $100. Average core deposits funded approximately 81.4% of total earning assets during 2016 and approximately 83.3% in 2015.

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment. Management also plans to meet the funding requirements of the FCB Bancorp, Inc. acquisition (See Note 26) with internally generated funds. The Company has not received any directives from regulatory authorities that would materially affect liquidity, capital resources or operations.

Contractual Obligations as of December 31, 2016

		Less than			More than
	Total	1 Year	1‑3 Years	3‑5 Years	5 Years
Time Deposits	$431,311	$242,669	$116,538	$63,735	$8,369
FHLB Advances	250,000	20,000	105,000	75,000	50,000
Subordinated Debentures	41,239	—	—	—	41,239
Other Borrowings	209,672	198,003	11,669	—	—
Low Income Housing Unfunded Commitments	5,796	2,782	2,649	225	140
Capital Lease Payment	2,047	96	192	192	1,567
Operating Lease Commitments	12,937	1,965	3,675	2,649	4,648
Total	$953,002	$465,515	$239,723	$141,801	$105,963

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

Business Combinations – Business combinations require management to use certain assumptions and estimates pertaining to the fair value of the assets acquired and liabilities assumed for initial purchase accounting.  Information received subsequent to initial measurement must be analyzed for its impact on the original accounting through the end of the measurement period.

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

Goodwill — Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. The Company has selected June 30 as its date for annual impairment testing, but will test more frequently if circumstances warrant. No goodwill impairment was identified during testing performed in 2016 or 2015.

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

New Accounting Matters

See Note 1 to the Consolidated Financial Statements regarding the adoption of new accounting standards in 2016.

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

The following tables provide an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. The table indicates that as of December 31, 2016 the Company’s estimated NPV might be expected to increase in the event of a decrease in prevailing interest rates, and might be expected to generally decrease in the event of an increase in prevailing interest rates (dollars in thousands). As of December 31,

2015 the Company’s estimated NPV would generally increase in the event of a decrease in prevailing rates and generally decrease in the event of an increase in prevailing interest rates.

December 31, 2016

	$ Amount	$ Change	NPV Ratio	Change
+2%	893,702	(82,041)	22.18%	(72)
+1%	936,342	(39,401)	22.58%	(32)
Base	975,743	—	22.90%	—
−1%	985,526	9,783	22.52%	(38)
−2%	982,901	7,158	21.91%	(99)

December 31, 2015

	$ Amount	$ Change	NPV Ratio	Change
+2%	778,743	(67,189)	23.16%	(52)
+1%	814,888	(31,044)	23.51%	(17)
Base	845,932	—	23.68%	—
−1%	846,048	116	23.04%	(64)
−2%	846,939	1,007	22.45%	(123)

The above discussion, and the portions of “Management’s Discussion and Analysis” in Item 7 of this Report that are referenced in the above discussion, contain statements relating to future results of the Company that are considered “forward‑looking‑statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, simulation of the impact on net interest income from changes in interest rates. Actual results may differ materially from those expressed or implied therein as a result of certain risks and uncertainties, including those risks and uncertainties expressed above, those that are described in “Management’s Discussion and Analysis” in Item 7 of this Report, those that are described in Item 1 of this Report, “Business,” under the caption “Forward‑Looking‑Statements,” and those that are described in Item 1A of this Report, “Risk Factors”, all of which discussions are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MainSource Financial Group, Inc.

Greensburg, Indiana

We have audited the accompanying consolidated balance sheets of MainSource Financial Group, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited MainSource Financial Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MainSource Financial Group, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainSource Financial Group, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, MainSource Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP
Indianapolis, Indiana
March 10, 2017

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

                                              (Dollar amounts in thousands except share and per share data)

	December 31,	December 31,
	2016	2015
Assets
Cash and due from banks	$75,778	$56,104
Money market funds and federal funds sold	10,774	11,474
Cash and cash equivalents	86,552	67,578
Interest bearing time deposits	1,960	1,960
Securities available for sale	1,007,540	925,279
Loans held for sale	12,479	7,533
Loans, net of allowance for loan losses of $22,499 and $22,020	2,629,174	2,133,372
FHLB and other stock, at cost	21,693	11,300
Premises and equipment, net	76,426	62,973
Goodwill	101,315	75,953
Purchased intangible assets	7,419	4,662
Cash surrender value of life insurance	80,539	62,451
Interest receivable and other assets	55,160	32,347
Total assets	$4,080,257	$3,385,408
Liabilities
Deposits
Noninterest bearing	$767,159	$641,439
Interest bearing	2,343,712	2,009,336
Total deposits	3,110,871	2,650,775
Other borrowings	209,672	28,363
Long term Federal Home Loan Bank (FHLB) advances	249,658	269,488
Subordinated debentures	41,239	41,239
Other liabilities	19,323	14,183
Total liabilities	3,630,763	3,004,048
Commitments and contingent liabilities
Shareholders’ equity
Preferred stock, no par value
Authorized shares — 400,000
Issued shares — 0
Outstanding shares — 0
Aggregate liquidation preference $0	—	—
Common stock $.50 stated value:
Authorized shares — 100,000,000
Issued shares — 24,682,189 and 22,266,107
Outstanding shares — 24,067,364 and 21,579,575	12,463	11,201
Treasury stock — 614,825 and 686,532 shares, at cost	(10,909)	(11,812)
Additional paid-in capital	299,116	247,629
Retained earnings	145,745	121,718
Accumulated other comprehensive income	3,079	12,624
Total shareholders’ equity	449,494	381,360
Total liabilities and shareholders’ equity	$4,080,257	$3,385,408

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

                                                       (Dollar amounts in thousands except per share data)

	2016	2015	2014

Interest income
Loans, including fees	$101,560	$87,002	$78,770
Securities
Taxable	14,550	12,004	12,366
Tax exempt	12,000	11,970	11,862
Other interest income	217	134	97
Total interest income	128,327	111,110	103,095
Interest expense
Deposits	4,169	3,678	3,678
Federal Home Loan Bank advances	4,418	3,387	3,572
Subordinated debentures	1,425	1,264	1,286
Other borrowings	714	56	71
Total interest expense	10,726	8,385	8,607
Net interest income	117,601	102,725	94,488
Provision for loan losses	1,705	1,625	1,500
Net interest income after provision for loan losses	115,896	101,100	92,988
Non-interest income
Service charges on deposit accounts	21,006	22,039	20,698
Interchange income	11,116	9,239	7,590
Mortgage banking	10,044	8,355	6,754
Trust and investment product fees	4,866	4,947	4,712
Increase in cash surrender value of life insurance	1,513	1,236	1,298
Net realized gains on securities (includes $170, $386, $24 accumulated other comprehensive income (AOCI) reclassifications for realized net gains on available for sale securities	170	386	24
Gain/(Loss) on sale and write-down of OREO	268	68	(153)
Other income	3,629	4,002	2,084
Total non-interest income	52,612	50,272	43,007
Non-interest expense
Salaries and employee benefits	64,327	57,741	54,132
Net occupancy	9,298	8,326	7,628
Equipment	12,696	11,360	10,337
Intangibles amortization	1,342	1,640	1,690
Telecommunications	1,647	1,775	1,747
Stationery printing and supplies	1,052	1,162	1,174
FDIC assessment	1,560	1,655	1,620
Marketing	3,390	3,193	3,187
Collection expense	910	1,173	1,330
Prepayment penalty on FHLB advance	—	2,364	—
Acquisition related expenses	7,130	731	3,119
Consultant expense	549	1,106	1,400
Interchange expense	3,376	2,619	2,287
Other expenses	10,771	10,752	9,569
Total non-interest expense	118,048	105,597	99,220
Income before income tax	50,460	45,775	36,775
Income tax expense (includes $60, $135, and $8 income tax expense from AOCI reclassification items)	12,137	10,233	7,779
Net income attributable to common shareholders	$38,323	$35,542	$28,996
Net income per common share:
Basic	$1.66	$1.64	$1.40
Diluted	$1.64	$1.62	$1.39
Dividend per share	$0.61	$0.54	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

                                                                  (Dollar amounts in thousands)

	2016	2015	2014

Net income	$38,323	$35,542	$28,996
Other comprehensive income:
Unrealized holding gains/(losses) on securities available for sale	(14,515)	(970)	19,056
Reclassification adjustment for (gains) included in net income	(170)	(386)	(24)
Tax effect	5,140	267	(6,453)
Other comprehensive income	(9,545)	(1,089)	12,579
Comprehensive income	$28,778	$34,453	$41,575

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

                                                      (Dollar amounts in thousands except per share data)

							Accumulated
		Common Stock			Additional		Other
	Preferred	Shares		Treasury	Paid-in	Retained	Comprehensive
	Stock	Outstanding	Amount	Stock	Capital	Earnings	Income/(Loss)	Total
Balance, January 1, 2014	$—	20,417,224	$10,508	$(8,495)	$224,793	$77,586	$1,134	$305,526
Net income						28,996		28,996
Other comprehensive loss							12,579	12,579
Purchase of treasury stock		(19,078)		(319)				(319)
Stock option exercise		6,950	4	113	(51)			66
Stock option expense					160			160
Dividends — common stock ( $.42 per share)						(8,726)		(8,726)
Restricted stock award		34,337	23		464			487
Director retainer award		21,780	11		348			359
Issuance of common stock in acquisition		1,226,312	613		20,921	—		21,534
Balance, December 31, 2014	—	21,687,525	11,159	(8,701)	246,635	97,856	13,713	360,662
Net income						35,542		35,542
Other comprehensive income							(1,089)	(1,089)
Purchase of treasury stock		(176,405)		(3,527)				(3,527)
Stock option exercise		25,075	13	416	(135)			294
Stock option expense					180			180
Dividends — common stock ( $.54 per share)						(11,680)		(11,680)
Restricted stock award		27,955	21		642			663
Director retainer award		15,425	8		307			315
Issuance of common stock in acquisition	—	—	—		—	—		—
Balance, December 31, 2015	—	21,579,575	11,201	(11,812)	247,629	121,718	12,624	381,360
Net income						38,323		38,323
Other comprehensive loss							(9,545)	(9,545)
Stock option exercise, including tax benefit		111,595	55	1,948	(220)			1,783
Stock option expense					91			91
Dividends — common stock ( $.61 per share)					—	(14,296)		(14,296)
Restricted stock award, including tax benefit		45,932	22		1,032			1,054
Director retainer award		18,334	9		373			382
Purchase of treasury stock		(39,888)		(1,045)				(1,045)
Issuance of common stock in acquisition	—	2,351,816	1,176		50,211	—		51,387
Balance, December 31, 2016	$—	24,067,364	$12,463	$(10,909)	$299,116	$145,745	$3,079	$449,494

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

(Dollars in thousands)

	2016	2015	2014
Operating Activities
Net income	$38,323	$35,542	$28,996
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,705	1,625	1,500
Depreciation expense	7,289	6,410	5,886
Amortization of mortgage servicing rights	1,510	1,313	1,004
(Recovery)/additional impairment of valuation allowance on mortgage servicing rights	—	(200)	25
Securities amortization, net	4,901	3,386	1,973
Amortization of purchased intangible assets	1,342	1,640	1,690
Earnings on cash surrender value of life insurance policies	(1,513)	(1,236)	(1,298)
Gain on life insurance benefit	—	(307)	—
Securities gains, net	(170)	(386)	(24)
Gain on loans sold	(7,311)	(5,553)	(4,730)
Loans originated for sale	(254,581)	(236,928)	(165,827)
Proceeds from loan sales	256,946	243,230	168,832
Stock based compensation expense	1,001	843	647
Stock portion of director retainer fee expense	382	315	359
(Gain)/Loss on sale and write-down of OREO	(268)	(68)	153
Prepayment penalty on FHLB advance	—	2,364	—
Change in other assets and liabilities	(2,294)	1,402	4,172
Net cash provided by operating activities	47,262	53,392	43,358
Investing Activities
Net change in short term investments	—	(45)	(1,915)
Purchases of securities available for sale	(242,730)	(345,783)	(61,756)
Proceeds from calls, maturities, and payments on securities available for sale	142,543	136,799	106,268
Proceeds from sales of securities available for sale	88,203	147,109	27,131
Loan originations and payments, net	(144,129)	(176,184)	(110,124)
Purchases of premises and equipment	(14,068)	(7,794)	(5,593)
Proceeds from sale of OREO	3,985	2,272	3,864
Proceeds from redemption of restricted stock	3,789	2,785	3,251
Purchase of restricted stock	(5,531)	(231)	—
Proceeds from sale of portfolio loans	—	11,356	—
Proceeds from life insurance benefit	—	1,094	588
Cash received/(paid) from bank/branch acquisitions, net	(11,289)	57,083	(10,686)
Net cash used by investing activities	(179,227)	(171,539)	(48,972)
Financing Activities
Net change in deposits	15,401	83,428	83,796
Net change in other borrowings	162,976	2,014	(13,293)
Proceeds from FHLB advances	420,000	700,000	825,000
Repayment of FHLB advances	(451,986)	(647,289)	(874,745)
Proceeds from term debt	30,000	—	—
Cash dividends on common stock	(14,296)	(11,680)	(8,726)
Purchase of treasury shares	(1,045)	(3,527)	(319)
Repayment on term debt	(11,667)	—	—
Repayment of subordinated debentures, net	—	—	(5,000)
Proceeds from exercise of stock options, including tax benefit	1,556	294	66
Net cash provided by financing activities	150,939	123,240	6,779
Net change in cash and cash equivalents	18,974	5,093	1,165
Cash and cash equivalents, beginning of period	67,578	62,485	61,320
Cash and cash equivalents, end of period	$86,552	$67,578	$62,485
Supplemental cash flow information
Interest paid	$10,420	$8,424	$8,807
Income taxes paid	5,365	4,985	4,725
Supplemental non cash disclosure
Loan balances transferred to foreclosed real estate	1,965	1,475	2,585
Loan balances transferred to loans held for sale	—	11,356	—

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

The Company’s wholly owned subsidiaries include MainSource Bank (“the Bank”), MainSource Title, LLC, MainSource Insurance, LLC, Insurance Services Marketing, LLC, and MainSource Risk Management.  In the second quarter of 2016, the Company acquired 100% of the outstanding common shares of Cheviot Financial Corp, (“Cheviot”) and its subsidiary Cheviot Savings Bank.  At the date of acquisition, Cheviot Savings Bank was merged into MainSource Bank.  In the fourth quarter of 2014, the Company acquired 100% of the outstanding common shares of MBT Bancorp (“MBT”) and its subsidiary The Merchant’s Bank and Trust Company. At the date of acquisition, The Merchant’s Bank and Trust Company was merged into MainSource Bank.  (See NOTE 26).

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

Loans Held for Sale:  Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 3 years. However, a floor of 15 basis points of historical losses is used to reflect a minimum level of risk in a portfolio segment.  This actual loss experience is supplemented with other economic factors based on the risks present. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The allowance for loans collectively evaluated for impairment also consists of reserves on certain loans that are classified but determined not to be impaired based on an analysis which incorporates probability of default with a loss given default scenario.

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

All loans are charged off when the Company has determined that future collectability of the entire loan balance is doubtful. For commercial and commercial real estate loans, collateral dependent loans are written down to fair value less cost to sell.

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

Foreclosed Assets:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value net of estimated selling costs when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  These assets are subsequently accounted for at lower of cost or fair value less estimated cost to sell.  If fair value declines after acquisition, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

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

Servicing fee income, which is reported on the income statement as mortgage banking in non‑interest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $2,653,  $2,415 and $2,065 for the years ended December 31, 2016, 2015 and 2014. Late fees and ancillary fees related to loan servicing are not material.

Mortgage Banking Derivatives:  Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of interest rate locks are recorded at the time of commitment, adjusted for expected fall out before the loan is funded. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. The fair value of these forward commitments is estimated based on the change in mortgage interest rates from the date the commitment is entered into. Any changes are recorded in mortgage banking on the income statement. The amount of income/(expense) related to these derivatives was $(52),  $(275), and $450 in 2016, 2015, and 2014 and is included in the “Gain from sale of mortgage loans and interest rate locks” in Note 14. See Note 14 for additional information on mortgage banking activities.

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

Adoption of New Accounting Standards and Newly Issued Not Yet Effective Accounting Standards:

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606 )” ASU 2014-09 says that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application is permitted but not before the original public entity effective date, i.e ., annual periods beginning after December 15, 2016. The Company has determined that ASU No 2014-09 will not have a significant impact on its financial statements as a significant portion of the Company’s revenue is scoped out of the standard.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.”   ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  It also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  This ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2016-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. This ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued.  The Company implemented this ASU with the acquisition of Cheviot Financial Corp in the second quarter of 2016.

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company will be assessing the impact of ASU 2016-01 during 2017.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).”  ASU 2016-02 requires lessees and lessors to classify leases as either capital leases or operating leases.  ASU 2016-02 also requires lessees to recognize assets and liabilities for all leases with the exception of short term leases.  There are new disclosure requirements for these leases which will provide users of financial statements with information to understand the amount, timing, and uncertainty of cash flows arising from leases.  ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018.  The Company currently has prepared a worksheet of all of its leases and will reviewing them during the next two years to determine the impact on the Company’s financial statements.

In March 2016, the FASB issued (ASU) No. 2016-09 “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. ASU 2016-09 is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted.  The Company elected to implement this ASU in 2017.  If it had adopted this ASU in 2016, the impact would have been an approximate $325 reduction in its income tax expense - $140 from restricted stock activity and $185 from stock option activity.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments (Topic 326) Measurement of Credit Losses on Financial Instrurment” “CECL”).  ASU 2016-13 requires an allowance for expected credit losses on financial assets be recognized as early as day one of the instrument.  This ASU departs from the incurred loss model which means the probab ility threshold is removed.  It considers more forward-looking information and requires the entity to estimate its credit losses as far as it can reasonably estimate.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  The Company has captured loan level loss data since 2011.  The Company will be starting its segregation of loans during 2017.  The Company anticipates that its allowance for loan losses will increase with the adoption of this standard.

In August 2016, the FASB issued ASU 2016-15 "Statement of Cash Flows (Topic 320):  Classification of Certain Cash Receipts and Cash Payments".  ASU 2016-15 addresses the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including the following:.

•	Debt Prepayment or Debt Extinguishment Costs
•	Settlement of Zero-Coupon Bonds or Debt with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate
•	Contingent Consideration Payments Made Soon After a Business Combination
•	Proceeds From the Settlement of Insurance Claims
•	Proceeds From the Settlement of BOLI and COLI Policies
•	Distributions Received From Equity Method Investees
•	Beneficial Interests in Securitization Transactions

This ASU is effective for fiscal years beginning after December 31, 2017 on a retrospective basis. The Company does not anticipate the adoption of this standard to have a material impact on the Company’s operating results.

In January 2017, the FASB issued ASU 2017-01 “Clarifying the Definition of a Business”.  ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquistions or disposals of assets or businesses.  It provides a framework to assist entities in evaluating whether assets acquired or sold represent a business.  This ASU is effective for periods beginning after December 15, 2017 on a prospective basis. The Company has determined that this ASU will not impact them.

In January 2017, the FASB issued ASU 2017-04 “Simplifying the Test for Goodwill Impairment”.  ASU 2017-04 removes step 2 from the goodwill impairment test.  This ASU requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  This ASU is effective for periods beginning after December 15, 2019 on a prospective basis.  The Company will be evaluating the impact this ASU has on its financial statements over the next several years.

NOTE 2 — STOCK WARRANTS

In January, 2009, the Company entered into an agreement with the United States Department of Treasury (the “Treasury Department”) as part of the Treasury Department’s Capital Purchase Program.  As part of this agreement, the Treasury Department received a warrant to purchase 571,906 shares of the Company’s common stock at an initial per-share exercise price of $14.95. The warrant provides for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Company common stock, upon certain issuances of the Company common stock at or below a specified price relative to the initial exercise price and in the event the Company’s quarterly dividend exceeds $0.145/share. The warrant has a term of ten years and is currently exercisable. Like stock options, the warrant issued through the Capital Purchase Program is potentially dilutive. On June 6, 2013, the Treasury Department announced it had completed an auction to sell the warrant in a private transaction. The average stock price for the Company for 2016, 2015, and 2014 was $23.64,  $20.91, and $17.27 per share, respectively, and the warrant issued in 2009 has an exercise price of $14.95 per share. This resulted in additional dilutive shares in calculating earnings per share of 210,638,  163,011 and 76,828 in 2016, 2015 and 2014, respectively.

NOTE 3 — RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The reserves required at December 31, 2016 and 2015 were $33,844 and $23,957. The Company had no compensating balance requirements at December 31, 2016 and 2015.

NOTE 4 — SECURITIES

The fair value of securities available for sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of December 31, 2016
Available for Sale
U. S. government agency	$951	$4	$—	$955
State and municipal	361,335	10,799	(2,848)	369,286
Mortgage-backed securities-residential (Government Sponsored Entity)	450,006	1,253	(4,629)	446,630
Collateralized mortgage obligations (Government Sponsored Entity)	179,314	1,514	(1,427)	179,401
Equity securities	4,670	—	—	4,670
Other securities	6,527	71	—	6,598
Total available for sale	$1,002,803	$13,641	$(8,904)	$1,007,540

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of December 31, 2015
Available for Sale
U. S. government agency	$499	$5	$—	$504
State and municipal	332,999	17,802	(68)	350,733
Mortgage-backed securities-residential (Government Sponsored Entity)	332,525	2,199	(644)	334,080
Collateralized mortgage obligations (Government Sponsored Entity)	228,621	1,966	(1,838)	228,749
Equity securities	4,689	—	—	4,689
Other securities	6,524	—	—	6,524
Total available for sale	$905,857	$21,972	$(2,550)	$925,279

Contractual maturities of securities available for sale at December 31, 2016 were as follows. Securities not due at a single maturity or with no maturity at year end are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$12,583	$12,715
One through five years	79,099	82,440
Six through ten years	107,719	111,782
After ten years	169,412	169,902
Mortgage-backed securities-residential (Government Sponsored Entity)	450,006	446,630
Collateralized mortgage obligations (Government Sponsored Entity)	179,314	179,401
Equity securities	4,670	4,670
Total available for sale securities	$1,002,803	$1,007,540

Gross proceeds from sales of securities available for sale during 2016, 2015 and 2014 were $88,203,  $147,109, and $27,131. Gross gains of $174,  $1,689, and $570 and gross losses of $4,  $1,303, and $546 were realized on those sales in 2016, 2015 and 2014, respectively. The tax provision related to these net realized gains was $60,  $135, and $8 respectively.

Securities with a carrying value of $294,806 and $282,897 were pledged at December 31, 2016 and 2015 to secure certain deposits and repurchase agreements, secure future funding needs, and for other purposes as permitted or required by law.

At year end 2016 and 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity.

Below is a summary of securities with unrealized losses as of year‑end 2016 and 2015 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
December 31, 2016		Unrealized		Unrealized		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U. S. government agency	$—	$—	$—	$—	$—	$—
State and municipal	95,822	(2,848)	—	—	95,822	(2,848)
Mortgage-backed securities-residential (Government Sponsored Entity)	335,668	(4,629)	—	—	335,668	(4,629)
Collateralized mortgage obligations (Government Sponsored Entity)	77,694	(1,202)	8,518	(225)	86,212	(1,427)
Other securities	—	—	—	—	—	—
Total temporarily impaired	$509,184	$(8,679)	$8,518	$(225)	$517,702	$(8,904)

	Less than 12 months		12 months or longer		Total
December 31, 2015		Unrealized		Unrealized		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U. S. government agency	$—	$—	$—	$—	$—	$—
State and municipal	4,802	(33)	1,367	(35)	6,169	(68)
Mortgage-backed securities-residential (Government Sponsored Entity)	168,950	(644)	—	—	168,950	(644)
Collateralized mortgage obligations (Government Sponsored Entity)	53,324	(591)	52,061	(1,247)	105,385	(1,838)
Other securities	—	—	—	—	—	—
Total temporarily impaired	$227,076	$(1,268)	$53,428	$(1,282)	$280,504	$(2,550)

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

As of December 31, 2016, the Company’s security portfolio consisted of 969 securities, 247 of which were in an unrealized loss position. Unrealized losses on state and municipal securities of $2,848 have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to changes in interest rates. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

At December 31, 2016, all of the mortgage‑backed securities held by the Company were issued by U.S. government‑sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value of approximately $4,629 is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage‑backed securities and it is unlikely that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other‑than‑temporarily impaired at December 31, 2016.

The Company’s collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations which were issued by U.S. government-sponsored entities and agencies. The government has affirmed its commitment to support.  These securities with an unrealized loss had a market value of $86,212 and unrealized losses of approximately $1,427 at December 31, 2016. The Company monitors to ensure it has adequate credit support and as of December 31, 2016, the Company believes there is no OTTI and does not have the intent to sell these securities and it is unlikely that it will be required to sell the securities before their anticipated recovery. All securities are investment grade.

NOTE 5 — LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans were as follows:

	December 31,	December 31,
	2016	2015
Commercial
Commercial and industrial	$461,092	$380,960
Agricultural	73,467	64,704
Commercial Real Estate
Farm	111,807	97,916
Hotel	91,213	72,193
Construction and development	102,598	77,394
Other	857,078	678,381
Residential
1-4 family	608,366	438,808
Home equity	284,147	288,265
Consumer
Direct	61,574	56,312
Indirect	331	459
Total loans	2,651,673	2,155,392
Allowance for loan losses	(22,499)	(22,020)
Net loans	$2,629,174	$2,133,372

Financing receivables purchased during the years ended December 31, 2016 and 2015 by portfolio class are as follows.  These loans are included in the above table and all other tables below in the recorded investment amount.  No allowance for loan losses is provided for these loans at December 31, 2016 and 2015.

	As of December 31,	As of December 31,
	2016	2015
Commercial and industrial	$13,875	$9,406
Agricultural	872	—
Construction and development	16,634	3,666
Farm real estate	389	—
Hotel	2,983	—
Other real estate	164,505	81,831
1-4 family	206,044	46,967
Home equity	14,342	19,076
Direct	2,517	2,818
	$422,161	$163,764

The remaining discount on the above loans was $7,313 and $2,198 at December 31, 2016 and 2015 respectively.

The Company purchased some credit impaired (PCI) loans in 2014 related to the MBT acquisition.  These loans had a net balance of under $1,000 so additional disclosures were not made due to their immateriality.  There were no loans classified as purchased credit impaired from 2015 purchases.  The Company purchased some PCI loans in 2016 related to the Cheviot acquisition.  These loans had a contractual balance of $16,175 with a fair value of $11,560.

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ending December 31, 2016, 2015, and 2014:

		Commercial
2016	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, January 1	$6,511	$10,702	$3,859	$948	$22,020
Provision charged to expense	3,166	(3,540)	1,318	761	1,705
Losses charged off	(682)	(663)	(1,345)	(3,725)	(6,415)
Recoveries	659	1,207	415	2,908	5,189
Balance, December 31	$9,654	$7,706	$4,247	$892	$22,499

		Commercial
2015	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, January 1	$2,977	$15,605	$3,501	$1,167	$23,250
Provision charged to expense	4,010	(6,118)	2,115	1,618	1,625
Losses charged off	(978)	(727)	(2,094)	(3,593)	(7,392)
Recoveries	502	1,942	337	1,756	4,537
Balance, December 31	$6,511	$10,702	$3,859	$948	$22,020

		Commercial
2014	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, January 1	$3,291	$20,210	$3,409	$699	$27,609
Provision charged to expense	(1,204)	(1,284)	1,977	2,011	1,500
Losses charged off	(241)	(5,583)	(2,295)	(2,899)	(11,018)
Recoveries	1,131	2,262	410	1,356	5,159
Balance, December 31	$2,977	$15,605	$3,501	$1,167	$23,250

The following table presents the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment method as of December 31, 2016 and 2015:

		Commercial
December 31, 2016	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Ending Balance individually evaluated for impairment	$898	$755	$147	$—	$1,800
Ending Balance collectively evaluated for impairment	8,756	6,951	4,100	892	20,699
Ending Balance acquired with deteriorated credit quality	—	—	—	—	—
Total ending allowance balance	$9,654	$7,706	$4,247	$892	$22,499
Loans
Ending Balance individually evaluated for impairment	$2,705	$7,904	$10,458	$130	$21,197
Ending Balance collectively evaluated for impairment	531,854	1,147,536	880,357	61,775	2,621,522
Ending Balance acquired with deteriorated credit quality	—	7,256	1,698	—	8,954
Total ending loan balance excludes $7,342 of accrued interest	$534,559	$1,162,696	$892,513	$61,905	$2,651,673

		Commercial
December 31, 2015	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Ending Balance individually evaluated for impairment	$92	$1,166	$171	$—	$1,429
Ending Balance collectively evaluated for impairment	6,419	9,536	3,688	948	20,591
Total ending allowance balance	$6,511	$10,702	$3,859	$948	$22,020
Loans
Ending Balance individually evaluated for impairment	$812	$8,909	$9,155	$113	$18,989
Ending Balance collectively evaluated for impairment	444,852	916,975	717,918	56,658	2,136,403
Total ending loan balance excludes $5,878 of accrued interest	$445,664	$925,884	$727,073	$56,771	$2,155,392

The allowance for loans collectively evaluated for impairment consists of reserves on groups of similar loans based on historical loss experience adjusted for other factors, as well as reserves on certain loans that are classified but determined not to be impaired based on an analysis which incorporates probability of default with a loss given default scenario. The reserves on these loans totaled $2,697 at December 31, 2016 and $1,583 at December 31, 2015.

Nonperforming loans were as follows:

December 31	2016	2015
Loans past due 90 days or more still on accrual	$2,135	$—
Troubled debt restructurings (accruing)	3,270	3,196
Non-accrual loans	15,808	12,843
Total	$21,213	$16,039

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2016, 2015, and 2014. Performing troubled debt restructurings at December 31, 2016, 2015, and 2014, totaling $1,925, $2,760 and $7,499 were excluded as allowed by ASC 310‑40.

			Allowance
	Unpaid		for Loan	Interest	Cash Basis
	Principal	Recorded	Losses	Income	Interest
December 31, 2016	Balance	Investment	Allocated	Recognized	Recognized
With an allowance recorded
Commercial
Commercial and industrial	$719	$689	$429	$—	$—
Agricultural	1,441	1,441	469	—	—
Commercial Real Estate
Farm	1,106	1,105	360	—	—
Hotel	—	—	—	—	—
Construction and development	—	—	—	—	—
Other	1,900	1,755	395	—	—
Residential
1-4 Family	1,091	1,046	146	—	—
Home Equity	15	105	1	—	—
Consumer
Direct	—	—	—	—	—
Indirect	—	—	—	—	—
Subtotal — impaired with allowance recorded	6,272	6,141	1,800	—	—
With no related allowance recorded
Commercial
Commercial and industrial	$1,028	$322	$—	$53	$53
Agricultural	254	253	—	—	—
Commercial Real Estate
Farm	506	241	—	—	—
Hotel	64	64	—	—	—
Construction and development	239	162	—	—	—
Other	3,558	2,652	—	200	200
Residential
1-4 Family	9,215	7,432	—	53	53
Home Equity	2,233	1,875	—	47	47
Consumer
Direct	139	130	—	12	12
Indirect	—	—	—	—	—
Subtotal — impaired with no allowance recorded	17,236	13,131	—	365	365
Total impaired loans	$23,508	$19,272	$1,800	$365	$365

			Allowance
	Unpaid		for Loan	Interest	Cash Basis
	Principal	Recorded	Losses	Income	Interest
December 31, 2015	Balance	Investment	Allocated	Recognized	Recognized
With an allowance recorded
Commercial
Commercial and industrial	$150	$150	$92	$—	$—
Agricultural	—	—	—	—	—
Commercial Real Estate
Farm	—	—	—	—	—
Hotel	—	—	—	—	—
Construction and development	—	—	—	—	—
Other	2,480	2,363	1,166	—	—
Residential
1-4 Family	1,357	1,309	167	—	—
Home Equity	159	159	4	—	—
Consumer
Direct	—	—	—	—	—
Indirect	—	—	—	—	—
Subtotal — impaired with allowance recorded	4,146	3,981	1,429	—	—
With no related allowance recorded
Commercial
Commercial and industrial	$676	$655	$—	$34	$34
Agricultural	7	7	—	—	—
Commercial Real Estate
Farm	496	309	—	12	12
Hotel	—	—	—	—	—
Construction and development	189	186	—	47	47
Other	4,429	3,291	—	160	160
Residential
1-4 Family	6,718	5,391	—	49	49
Home Equity	2,589	2,296	—	17	17
Consumer
Direct	126	113	—	18	18
Indirect	—	—	—	5	5
Subtotal — impaired with no allowance recorded	15,230	12,248	—	342	342
Total impaired loans	$19,376	$16,229	$1,429	$342	$342

			Allowance
	Unpaid		for Loan	Interest	Cash Basis
	Principal	Recorded	Losses	Income	Interest
December 31, 2014	Balance	Investment	Allocated	Recognized	Recognized
With an allowance recorded
Commercial
Commercial and industrial	$82	$64	$12	$—	$—
Agricultural	397	150	150	—	—
Commercial Real Estate
Farm	76	76	21	—	—
Hotel	—	—	—	—	—
Construction and development	—	—	—	—	—
Other	979	889	684	—	—
Residential
1-4 Family	1,543	1,478	178	—	—
Home Equity	167	167	5	—	—
Consumer
Direct	—	—	—	—	—
Indirect	—	—	—	—	—
Subtotal — impaired with allowance recorded	3,244	2,824	1,050	—	—
With no related allowance recorded
Commercial
Commercial and industrial	$761	$491	$—	$10	$10
Agricultural	—	—	—	—	—
Commercial Real Estate
Farm	864	616	—	—	—
Hotel	11,423	11,377	—	—	—
Construction and development	84	78	—	—	—
Other	5,848	4,186	—	94	94
Residential
1-4 Family	7,325	6,400	—	28	28
Home Equity	2,847	2,618	—	15	15
Consumer
Direct	238	213	—	17	17
Indirect	7	7	—	—	—
Subtotal — impaired with no allowance recorded	29,397	25,986	—	164	164
Total impaired loans	$32,641	$28,810	$1,050	$164	$164

The following table presents the average recorded investment of impaired loans in 2016, 2015, and 2014.

	2016	2015	2014
Commercial
Commercial and industrial	$805	$1,165	$308
Agricultural	998	31	195
Commercial Real Estate
Farm	933	401	875
Hotel	26	2,851	7,255
Construction and development	156	53	270
Other	4,800	5,734	9,259
Residential
1-4 family	7,642	7,362	8,062
Home equity	2,212	2,268	2,535
Consumer
Direct	123	130	264
Indirect	—	1	6
Total loans	$17,695	$19,996	$29,029

The following table presents the recorded investment in non‑accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2016 and 2015.

			Past due over
			90 days and
	Non-accrual		still accruing
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Commercial
Commercial and industrial	$882	$654	$—	$—
Agricultural	1,631	7	—	—
Commercial Real Estate
Farm	1,347	308	—	—
Hotel	64	—	—	—
Construction and development	122	144	2,135	—
Other	3,219	4,791	—	—
Residential
1-4 Family	7,163	5,211	—	—
Home Equity	1,273	1,639	—	—
Consumer
Direct	107	89	—	—
Indirect	—	—	—	—
Total	$15,808	$12,843	$2,135	$—

The following table presents the aging of the recorded investment in past due loans as of December 31, 2016 and 2015 by class of loans:

				Greater than
	Total	30-59 Days	60-89 Days	90 Days	Total	Loans Not
December 31, 2016	Loans	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial
Commercial and industrial	$461,092	$—	$—	$176	$176	$460,916
Agricultural	73,467	215	—	1,606	1,821	71,646
Commercial Real Estate
Farm	111,807	81	—	1,243	1,324	110,483
Hotel	91,213	—	—	63	63	91,150
Construction and development	102,598	1,416	—	2,223	3,639	98,959
Other	857,078	1,268	90	1,812	3,170	853,908
Residential
1-4 Family	608,366	4,884	2,002	3,262	10,148	598,218
Home Equity	284,147	830	137	914	1,881	282,266
Consumer
Direct	61,574	936	—	66	1,002	60,572
Indirect	331	10	—	—	10	321
Total — excludes $7,342 of accrued interest	$2,651,673	$9,640	$2,229	$11,365	$23,234	$2,628,439

				Greater than
	Total	30-59 Days	60-89 Days	90 Days	Total	Loans Not
December 31, 2015	Loans	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial
Commercial and industrial	$380,960	$93	$—	$249	$342	$380,618
Agricultural	64,704	20	—	7	27	64,677
Commercial Real Estate
Farm	97,916	—	—	119	119	97,797
Hotel	72,193	—	13	—	13	72,180
Construction and development	77,394	—	67	144	211	77,183
Other	678,381	873	102	2,601	3,576	674,805
Residential
1-4 Family	438,808	3,726	1,904	2,771	8,401	430,407
Home Equity	288,265	410	446	1,133	1,989	286,276
Consumer
Direct	56,312	40	65	68	173	56,139
Indirect	459	2	—	—	2	457
Total — excludes $5,878 of accrued interest	$2,155,392	$5,164	$2,597	$7,092	$14,853	$2,140,539

Troubled Debt Restructurings

During the years ending December 31, 2016 and 2015, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or a partial forgiveness of the principle balance.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 60 months to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 40 years.

The total of troubled debt restructurings at December 31, 2016 and 2015 was $6,474 and $8,389 respectively. The Company has allocated $508 and $863 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2016 and 2015. The Company has committed to lend additional amounts totaling $0 to customers with outstanding loans that are classified as troubled debt restructuring at December 31, 2016 and 2015.

The following tables present loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2016, 2015 and 2014:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the year ended December 31, 2016	Number of Loans	Investment	Investment
Commercial
Agricultural	1	$89	$89
Commercial Real Estate
Other	2	298	298
Residential
1-4 Family	1	124	124
Home Equity	4	76	76
Total	8	$587	$587

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the year ended December 31, 2015	Number of Loans	Investment	Investment
Commercial
Commercial and industrial	3	$216	$216
Commercial real estate
Other	9	1,664	1,403
Residential
1-4 Family	3	215	215
Home Equity	2	44	44
Total	17	$2,139	$1,878

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the year ended December 31, 2014	Number of Loans	Investment	Investment
Commercial real estate
Hotel	2	$15,362	$11,550
Other	2	1,015	1,015
Residential
1-4 Family	5	628	628
Home Equity	1	34	34
Consumer
Direct	1	26	26
Total	11	$17,065	$13,253

The troubled debt restructurings described above increased the allowance for loan losses by $0, $50 and $130 and resulted in charge offs of $0,  $261 and $3,849 during the years ending December 31, 2016, 2015 and 2014 respectively.

The following tables present loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ending December 31, 2016, 2015 and 2014:

For the year ended December 31, 2016	Number of Loans	Recorded Investment
Commercial real estate
Other	2	$149
Residential
1-4 Family	2	250
Home equity	1	10
Total	5	$409

For the year ended December 31, 2015	Number of Loans	Recorded Investment
Commercial real estate
Other	3	$863
Residential
1-4 Family	2	232
Home Equity	2	88
Total	7	$1,183

For the year ended December 31, 2014	Number of Loans	Recorded Investment
Commercial real estate
Other	1	$1,431
Residential
1-4 Family	2	102
Home Equity	1	14
Total	4	$1,547

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The troubled debt restructurings that subsequently defaulted described above did not result in any increase in the allowance for loan losses or charge offs during the during the years ending December 31, 2016, 2015, and 2014 respectively.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

The terms of certain other loans were modified during years ending December 31, 2016 and 2015 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2016 and 2015 of $12,484 and $5,973. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

As of December 31, 2016 and 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
December 31, 2016	Pass	Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$415,064	$3,347	$5,297	$827
Agricultural	61,637	2,283	—	1,441
Commercial Real Estate
Farm	89,297	2,209	694	1,340
Hotel	88,166	—	2,983	64
Construction and development	74,811	3,600	2,287	31
Other	752,063	9,087	7,365	2,141
Total	$1,481,038	$20,526	$18,626	$5,844

		Special
December 31, 2015	Pass	Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$338,436	$8,324	$636	$555
Agricultural	58,253	—	—	—
Commercial Real Estate
Farm	75,924	328	713	308
Hotel	72,193	—	—	—
Construction and development	60,246	—	2,499	113
Other	576,619	10,367	3,309	3,811
Total	$1,181,671	$19,019	$7,157	$4,787

Loans not analyzed individually as part of the above described process are classified by delinquency. These loans are primarily smaller commercial (<$250), smaller commercial real estate (<$250), residential mortgage and consumer loans. All commercial, commercial real estate, or consumer loans fully or partially secured by 1-4 family residential real estate that are 60‑89 days past due will be classified as Watch. If loans are greater than 90 days past due or commercial or commercial real estate loans on non-accrual, they will be classified as Substandard.  Consumer loans not secured by 1-4 family residential real estate that are 60‑119 days past due will be classified Substandard while loans greater than 119 days will be classified as Loss and charged off. As of December 31, 2016 and December 31, 2015, the grading of loans by category was as follows:

December 31, 2016	Performing	Watch	Substandard
Commercial
Commercial and industrial	$36,502	$—	$55
Agricultural	7,916	—	190
Commercial Real Estate
Farm	18,260	—	7
Construction and development	21,778	—	91
Other	85,254	90	1,078
Total	$169,710	$90	$1,421

December 31, 2015	Performing	Watch	Substandard
Commercial
Commercial and industrial	$32,910	$—	$99
Agricultural	6,444	—	7
Commercial Real Estate
Construction and development	14,438	67	31
Farm	20,643	—	—
Other	83,193	102	980
Total	$157,628	$169	$1,117

December 31, 2016	Performing	Watch	Substandard
Residential
1-4 family	$603,102	$2,002	$3,262
Home equity	283,096	137	914
Total	$886,198	$2,139	$4,176

December 31, 2015	Performing	Watch	Substandard
Residential
1-4 family	$434,133	$1,904	$2,771
Home equity	286,686	446	1,133
Total	$720,819	$2,350	$3,904

December 31, 2016	Performing	Substandard	Loss
Consumer
Direct	$61,508	$4	$62
Indirect	331	—	—
Total	$61,839	$4	$62

December 31, 2015	Performing	Substandard	Loss
Consumer
Direct	$56,179	$101	$32
Indirect	459	—	—
Total	$56,638	$101	$32

The following table presents financing receivables purchased and/or sold during the year by portfolio segment:

		Commercial
2016	Commercial	Real Estate	Residential	Consumer	Total
Purchases	$14,241	$138,896	$201,397	$809	$355,343
Sales			256,946		256,946

		Commercial
2015	Commercial	Real Estate	Residential	Consumer	Total
Purchases	$2,761	$4,484	$28,090	$1,785	$37,120
Sales			243,230		243,230

Purchased Credit Impaired Loans

The Company has purchased loans, for which there was, at acquisition, evidence of credit deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of these loans is as follows:

	2016	2015
Commercial	$10,817	$240
1-4 Family	2,399	31
Outstanding Balance	$13,216	$271

Carrying amount, net of allowance of $0 and $0	$8,954	$212

For those purchased credit impaired loans (PCI) disclosed above, the Company did not increase the allowance for loan losses during 2016, 2015, and 2014.  No allowances for loan losses were reversed in 2016, 2015, or 2014.

Purchased credit impaired loans purchased during the years ending December 31, 2016, 2015, and 2014 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	2016	2015	2014
Contractually required payments receivable of
loans purchased during the year:
Commercial	$12,907	$—	$1,005
1-4 Family	3,268	—	33
	$16,175	$—	$1,038

Fair value of acquired loans at acquisition	$11,560	$—	$604

There were no PCI transfers from non-accretable to accretable yields during 2016, 2015, and 2014.

NOTE 6 — OTHER REAL ESTATE OWNED

Activity in the real estate owned assets, which are included in interest receivable and other assets in the consolidated balance sheets, was as follows:

	2016	2015	2014

Beginning Balance	$1,959	$2,688	$4,120
Transfer to other real estate owned	1,965	1,475	2,585
Sale — Out of other real estate owned	(3,607)	(2,166)	(3,597)
Acquisition	1,668	—	—
Write-down	(110)	(38)	(420)
Ending Balance	$1,875	$1,959	$2,688

The value of the sale amount above is the carrying value of the property when it was sold.

Activity in the valuation account for other real estate was as follows:

	2016	2015	2014

Beginning Balance —	$(217)	$(448)	$(1,328)
Impairments during year	(110)	(38)	(420)
Recovery on impairments	—	—	—
Reductions	91	269	1,300
Ending Balance —	$(236)	$(217)	$(448)

Net (gain)/ loss on OREO activity which is included in non‑interest income and expenses related to foreclosed assets included in other expenses in the consolidated statements of income, were as follows:

	2016	2015	2014
Write-downs	$110	$38	$420
Losses/(gains)on sales	(378)	(106)	(267)
Net loss/(gain)	$(268)	$(68)	$153
Operating expenses	$154	$203	$150

Foreclosed residential real estate properties included in Interest receivable and other assets on the Consolidated Balance Sheets totaled $1,443 and $915 at December 31, 2016 and December 31, 2015, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $3,266 and $2,407 at December 31, 2016 and December 31, 2015, respectively.

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

The fair value of servicing rights is based on a valuation model from a third party that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The inputs used include estimates of prepayment speeds, discount rate, cost to service, contractual servicing fee income, late fees, and float income. The most significant assumption used to value mortgage servicing rights is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At December 31, 2016 the constant prepayment speed (PSA) used was 135 and the discount rate was 14.0%. At December 31, 2015 the constant prepayment speed (PSA) used was 155 and the discount rate was 10.0%. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 3 inputs). On a quarterly basis, loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data.

The fair value of other real estate owned is measured based on the value of the collateral securing those assets and is determined using several methods. The fair value of real estate is generally determined based on appraisals by qualified licensed (third party) appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Appraisals for both collateral‑dependent impaired loans and other real estate owned are performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Appraisal Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry‑wide statistics. Fair values are reviewed on at least an annual basis. The Company normally applies an internal discount to the value of appraisals used in the fair value evaluation of OREO. The deductions take into account changing business factors and market conditions. These deductions typically range from 0% to 50%. As noted in the impaired loans discussion above, the Company’s Appraisal Manager has the overall responsibility for all appraisals. The Appraisal Manager reports to the Vice President of Credit Administration who reports to the Chief Credit Officer of the Company.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at December 31, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for-sale
U. S. government agency	$955	$—	$955	$—
States and municipal	369,286	—	359,166	10,120
Mortgage-backed securities — residential — Government Sponsored Entity	446,630	—	446,630	—
Collateralized mortgage obligations — Government Sponsored Entity	179,401	—	179,401	—
Equity securities	4,670	4,670	—	—
Other securities	6,598	—	—	6,598
Total investment securities available-for-sale	$1,007,540	$4,670	$986,152	$16,718

Mortgage banking derivatives	$648	—	$648	—

Interest rate swap asset	$3,003	—	$3,003	—
Interest rate swap liability	$(3,003)	—	$(3,003)	—

		Fair Value Measurements at December 31, 2015 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for-sale
U. S. government agency	$504	$—	$504	$—
States and municipal	350,733	—	339,875	10,858
Mortgage-backed securities — residential — Government Sponsored Entity	334,080	—	334,080	—
Collateralized mortgage obligations — Government Sponsored Entity	228,749	—	228,749	—
Equity securities	4,689	4,689	—	—
Other securities	6,524	—	—	6,524
Total investment securities available-for-sale	$925,279	$4,689	$903,208	$17,382

Mortgage banking derivative	$700	—	$700	—

Interest rate swap asset	$1,508	—	$1,508	—
Interest rate swap liability	$(1,508)	—	$(1,508)	—

There have been no transfers between Level 1 and 2 during the two years ending December 31, 2016 and 2015.

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015:

States and municipal	2016	2015
Beginning balance, January 1	$10,858	$12,810
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(1)	(36)
Settlements	(737)	(1,916)
Ending balance, December 31	$10,120	$10,858

Other securities	2016	2015
Beginning balance, January 1	$6,524	$2,503
Total gains or losses (realized / unrealized)
Purchases	—	4,000
Included in other comprehensive income	74	21
Ending balance, December 31	$6,598	$6,524

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

Assets and Liabilities Measured on a Non‑Recurring Basis

Assets and liabilities measured at fair value on a non‑recurring basis are summarized below:

		Fair Value Measurements at December 31, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial and industrial	$260			$260
Agricultural	972			972
Farm real estate	745			745
Other real estate	560			560
Total impaired loans	$2,537			$2,537

Impaired servicing rights	$1,083			$1,083

		Fair Value Measurements at December 31, 2015 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial and industrial	$58			$58
Other real estate	1,082			1,082
Total impaired loans	$1,140			$1,140

Impaired servicing rights	$531			$531

The following represents impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $4,008, with a valuation allowance of $1,471, resulting in an additional provision for loan losses of $1,158 in 2016. A breakdown of these loans by portfolio class is as follows:

	Recorded	Valuation
	Investment	Allowance	Net
Commercial and industrial	$689	$429	$260
Agricultural	1,441	469	972
Farm real estate	1,105	360	745
Other real estate	773	213	560
Ending Balance	$4,008	$1,471	$2,537

At December 31, 2015, impaired loans had a recorded investment of $2,393, with a valuation allowance of $1,253, resulting in an additional provision for loan losses of $769 for the year ending December 31, 2015.

Impaired tranches of servicing rights were carried at a fair value of $1,083 which is made up of the gross outstanding balance of $1,283, net of a valuation allowance of $200. There was no change in the valuation allowance in 2016.  In 2015, impaired servicing rights were written down to a fair value of $531, which was made up of the gross outstanding balance of $731, net of a valuation allowance of $200. A recovery of $200 was included in 2015 earnings.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non‑recurring basis at December 31, 2016 and 2015. Impaired commercial, commercial real estate loans, and other real estate owned that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.

	Fair Value	Valuation	Unobservable	Range/
December 31, 2016	(in thousands)	Technique(s)	Input(s)	Average
Impaired Loans:
Commercial and industrial	$260	Sales comparison approach	Adjustment for differences between comparable sales	10% - 30%
				18% Avg
Agricultural	972	Sales comparison approach	Adjustment for differences between comparable sales	10%
				10% Avg
Farm real estate	745	Sales comparison approach	Adjustment for differences between comparable sales	10%
				10% Avg
Other real estate	560	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	16% - 31%
				27% Avg
	$2,537

Mortgage servicing rights	$1,083	Cash flow analysis	Discount rate	10%

	Fair Value	Valuation	Unobservable	Range/
December 31, 2015	(in thousands)	Technique(s)	Input(s)	Average
Impaired Loans:
Farm real estate	$58	Sales comparison approach	Adjustment for differences between comparable sales	10%
				10% Avg
Other	1,082	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	0% - 20%
	$1,140			10% Avg

Mortgage servicing rights	$531	Cash flow analysis	Discount rate	10%

Carrying amount and estimated fair values of financial instruments, not previously presented, at year end were as follows:

	Carrying
December 31, 2016	Amount	Level 1	Level 2	Level 3		Total
Assets
Cash and cash equivalents	$86,552	$75,778	$10,774	$		$86,552
Interest bearing time deposits	1,960		1,960			1,960
Loans including loans held for sale, net	2,639,046		12,598		2,662,431	2,675,029
FHLB and other stock	21,693					N/A
Interest receivable	12,576		5,234		7,342	12,576
Liabilities
Deposits	(3,110,871)	(767,159)	(2,340,824)			(3,107,983)
Other borrowings	(209,672)		(209,686)			(209,686)
FHLB advances	(249,658)		(248,944)			(248,944)
Interest payable	(642)		(642)			(642)
Subordinated debentures	(41,239)		(34,084)			(34,084)

	Carrying
December 31, 2015	Amount	Level 1	Level 2	Level 3		Total
Assets
Cash and cash equivalents	$67,578	$56,104	$11,474	$		$67,578
Interest bearing time deposits	1,960		1,960			1,960
Loans including loans held for sale, net	2,139,765		7,726		2,187,366	2,195,092
FHLB and other stock	11,300					N/A
Interest receivable	10,779		4,901		5,878	10,779
Liabilities
Deposits	(2,650,775)	(641,439)	(2,007,405)			(2,648,844)
Other borrowings	(28,363)		(28,363)			(28,363)
FHLB advances	(269,488)		(270,977)			(270,977)
Interest payable	(560)		(560)			(560)
Subordinated debentures	(41,239)		(24,212)			(24,212)

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

NOTE 8 — PREMISES AND EQUIPMENT

December 31	2016	2015
Land	$18,662	$15,491
Buildings	68,584	58,175
Furniture and equipment	49,834	43,838
Total cost	137,080	117,504
Accumulated depreciation	(60,654)	(54,531)
Net	$76,426	$62,973

Depreciation expense was $7,289,  $6,410, and $5,886 in 2016, 2015 and 2014.

Operating Leases: The Company leases certain branch properties under operating leases. Rent expense less rental income was $2,014,  $1,712, and $1,376 for 2016, 2015, and 2014. Rent commitments, before considering renewal options that generally are present, were as follows:

2017	$1,965
2018	1,905
2019	1,770
2020	1,452
2021	1,197
Thereafter	4,648
Total	$12,937

Capital Leases:  The Company leases certain land and buildings under capital leases.  The lease arrangement requires monthly payments through 2037.

The Company has included these leases in premises and equipment as follows:

December 31,	2016	2015
Land and buildings	$1,342	$1,342
Accumulated depreciation	(126)	(68)
Net	$1,216	$1,274

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments at year end 2016:

2017	$96
2018	96
2019	96
2020	96
2021	96
Thereafter	1,567
Total minimum lease payments	$2,047
Less amount representing interest	(728)
Present value of net minimum lease payments	$1,319

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in carrying amount of goodwill is as follows.

	2016	2015
Balance, January 1	$75,953	$73,450
Acquired goodwill	25,362	2,503
Balance, December 31	$101,315	$75,953

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At June 30, 2016, the Company elected to perform a quantitative assessment to determine if the fair value of the reporting unit exceeded its carrying value, including goodwill. The quantitative assessment indicated that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.  There have been no issues identified since then indicating goodwill impairment.

A discussion of goodwill acquired in 2016, 2015 and 2014 can be found at NOTE 26.

Acquired Intangible Assets

	2016	2015
Core deposit intangibles	$34,135	$30,036
Other customer relationship intangibles	2,194	2,194
Accumulated amortization	(28,910)	(27,568)
Purchased intangibles, net	$7,419	$4,662

Aggregate amortization expense was $1,342,  $1,640, and $1,690 for 2016, 2015, and 2014.

Estimated amortization expense for each of the next five years follows:

2017	$1,244
2018	1,170
2019	991
2020	896
2021	789
Thereafter	2,329

NOTE 10 — DEPOSITS

	December 31,	December 31,
	2016	2015
Non-interest-bearing demand	$767,159	$641,439
Interest-bearing demand	1,163,010	1,084,786
Savings	749,391	599,729
Certificates of deposit of $250 or more	65,815	73,493
Other certificates and time deposits	365,496	251,328
Total deposits	$3,110,871	$2,650,775

Certificates and other time deposits mature as follows:

2017	$242,669
2018	86,936
2019	29,602
2020	47,438
2021	16,297
Thereafter	8,369
Total	$431,311

NOTE 11 — OTHER BORROWINGS

December 31	2016	2015
Other borrowings consisted of the following at year-end:
Securities sold under repurchase agreements	$38,339	$28,363
Short term FHLB advances	138,000	—
Term debt	18,333	—
Federal funds purchased	15,000	—
Total other borrowings	$209,672	$28,363

Securities sold under repurchase agreements (“agreements”) consist of obligations secured by securities issued by government‑sponsored entities, and a safekeeping agent holds such collateral. The majority of the agreements at December 31, 2016 mature within 30 days.  At December 31, 2016, these agreements were secured by a pledged amount of $58,001 of mortgage backed securities.  Management monitors the fair value of the securities on a regular basis.  If the fair value of the securities declined to an amount approximating these agreements, more securities would be pledged.

Short term FHLB advances were obtained to help the Company with its short term funding needs.  The advances all mature in six months or less and have a current interest rate of 0.90%.  These advances are secured by real estate backed loans.

The term debt was obtained by the Company to help fund the Cheviot acquisition.  $30,000 was originally obtained and $11,667 was repaid in 2016.  The debt matures in 2019 and is secured by a negative pledge agreement on the Bank’s stock.  The current interest rate on this loan is 2.8125%

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2016	2015	2014
Average daily balance during the year	$27,816	$26,723	$25,006
Average interest rate during the year	0.14%	0.15%	0.18%
Maximum month-end balance during the year	$40,778	$34,439	$32,203
Weighted average interest rate at year-end	0.18%	0.15%	0.14%

NOTE 12 — FEDERAL HOME LOAN BANK ADVANCES

FHLB advances at year end were as follows:

	2016	2015
Maturities from March 2017 through September 2025, primarily fixed rates from 0.97% to 2.67%, averaging 1.75%	$249,658	—
Maturities from June 2016 through September 2025, primarily fixed rates from 0.58% to 4.80%, averaging 1.53%	—	$269,488
	$249,658	$269,488

The majority of the FHLB advances are secured by real estate backed loans totaling approximately 182% of the advance under a blanket security agreement. The advances are subject to restrictions or penalties in the event of prepayment. Of the $249,658 in advances at December 31, 2016, $25,000 of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the Company may prepay the advance without a penalty. Of the $269,488 in advances at December 31, 2015, $25,000 of the advances contained such options.

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

Required payments over the next five years are:

2017	$20,000
2018	45,000
2019	60,000
2020	55,000
2021	20,000
Thereafter	50,000
$250,000
Restructuring prepayment penalty	(342)
$249,658

NOTE 13 — SUBORDINATED DEBENTURES

The Company formed four separate trusts in 2002, 2003, and 2006 that issued floating rate trust preferred securities as part of pooled offerings. The Company issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole asset of the trusts. In the first quarter of 2014, the Company redeemed one trust it had acquired in a prior acquisition — Harrodsburg Statutory Trust I. In accordance with accounting guidelines, the trusts are not consolidated with the Company’s financial statements, but rather the subordinated debentures are shown as a liability, because the Company is not considered the primary beneficiary of the trusts. The Company’s investment in the common stock of the trusts was $1,239 at December 31, 2016 and 2015 and is included in interest receivable and other assets on the consolidated balance sheets. Interest payments are payable quarterly in arrears and the Company has the option to defer interest payments from time to time for a period not to exceed 20 consecutive quarters. The subordinated debentures mature in 30 years from issuance and can be called anytime after five years at par. The subordinated debentures may be included in Tier 1 capital (with certain limitations) under current regulatory guidelines and interpretations. The following table summarizes the other terms of each issuance.

		Amount	Amount
		December 31,	December 31,	Variable			Rate as of
Trust Name	Issuance	2016	2015	Rate			12/31/2016	Maturity
Trust 1	2002	$8,248	$8,248	LIBOR	+	3.25%	4.25%	2032
Trust 2	2003	14,433	14,433	LIBOR	+	3.25%	4.25%	2033
Trust 3	2003	7,217	7,217	LIBOR	+	3.15%	4.11%	2033
Trust 4	2006	11,341	11,341	LIBOR	+	1.63%	2.59%	2036
		$41,239	$41,239

NOTE 14 — MORTGAGE BANKING AND LOAN SERVICING

Net revenues from mortgage banking activity consisted of the following:

	Years Ended December 31
	2016	2015	2014
Gain from sale of mortgage loans and interest rate locks	$7,264	$5,528	$4,730
Mortgage loan servicing revenue (expense):
Mortgage loan servicing revenue	4,290	3,940	3,053
Amortization of mortgage servicing rights	(1,510)	(1,313)	(1,004)
Mortgage servicing rights valuation adjustments	—	200	(25)
Net servicing revenue	2,780	2,827	2,024
Net revenue from mortgage banking activity	$10,044	$8,355	$6,754

Loans serviced for others are not included in the accompanying consolidated balance sheets. Loan servicing fee income was $2,653,  $2,415, and $2,065 for 2016, 2015, and 2014. The unpaid principal balances of loans serviced for others totaled $1,115,246 and $924,836 at December 31, 2016 and 2015. Custodial escrow balances maintained in connection with serviced loans were $16,609 and $12,766 at year end 2016 and 2015. Mortgage servicing rights are included in other assets on the consolidated balance sheets. The weighted average amortization period is 7.14 years. The fair value of capitalized mortgage servicing assets is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates. The carrying value of capitalized mortgage servicing rights was $7,410 and $6,120 at year end 2016 and 2015. Fair value at year‑end 2016 was determined using a discount rate of 14%, and prepayment speeds ranging from 104% to 272%, depending on the stratification of the specific right. Fair value at year‑end 2015 was determined using a discount rate of 10%, and prepayment speeds ranging from 105% to 369%, depending on the stratification of the specific right. The notional amount of interest rate lock commitments to make 1‑4 family residential mortgage loans intended to be sold on the secondary market totaled $38.7 million and $30.0 million at December 31, 2016 and 2015, respectively. The estimated fair value of these commitments totaled $648 and $700 at December 31, 2016 and 2015, respectively, and is included in other assets on the consolidated balance sheet.

	2016	2015	2014
Mortgage servicing assets
Balances, January 1	$6,120	$5,708	$5,155
Servicing assets capitalized	1,636	1,525	988
Servicing rights acquired	1,164	—	594
Amortization of servicing assets	(1,510)	(1,313)	(1,004)
Change in valuation allowance	—	200	(25)
Balance, December 31	$7,410	$6,120	$5,708
Valuation allowance:
Balances, January 1	$200	$400	$375
Additions expensed	175	25	75
Reductions credited to operations	(175)	(225)	(50)
Balance, December 31	$200	$200	$400

NOTE 15 — INCOME TAX

Income tax expense was as follows:;

Year Ended December 31	2016	2015	2014
Income tax expense
Currently payable	$8,455	$4,726	$4,578
Deferred	4,135	5,697	5,950
Change in valuation allowance	(453)	(190)	(2,749)
Total income tax expense	$12,137	$10,233	$7,779

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	2016	2015	2014
Federal statutory income tax rate	35%	35%	35%
Federal statutory income tax	$17,661	$16,021	$12,871
Tax exempt interest	(4,799)	(4,676)	(4,425)
Effect of state income taxes	75	169	3,199
Non-deductible expenses	436	193	338
Tax exempt income on life insurance	(530)	(537)	(454)
Tax credits	(397)	(501)	(369)
Change in valuation allowance	(453)	(190)	(2,749)
Captive insurance premiums	(335)	(361)	(371)
Low income housing proportional amortization	419	363	—
Other	60	(248)	(261)
Income tax expense	$12,137	$10,233	$7,779

The components of the net deferred tax asset (liability) are as follows:

December 31	2016	2015
Assets
Allowance for loan losses	$8,590	$8,474
Net operating loss carryforward	3,876	3,543
Credit carryforwards	6,439	8,401
OREO write-downs	583	514
Other	3,456	3,019
Total assets	22,944	23,951
Liabilities
Depreciation	(6,041)	(6,864)
Mortgage servicing rights	(2,717)	(2,209)
Unrealized gain on securities AFS	(1,658)	(6,798)
Intangibles	(434)	(2,981)
Deferred loan fees/costs	(2,058)	(1,901)
Other	(3,725)	(2,336)
Total liabilities	(16,633)	(23,089)
Less: Valuation allowance	(2,934)	(3,091)
Net deferred tax asset/(liability)	$3,377	$(2,229)

As of December 31, 2016, the Company had $3,288 of alternative minimum tax credit carryforwards, which under current tax law have no expiration period. The Company had general business credit carryforwards of $3,152 that begin to expire in 2031.

The Company has an Indiana state operating loss carryforward of $102,365, which begins to expire in 2021. The Company maintains a valuation allowance to reduce these carryforward items and other Indiana deferred tax assets to the amount expected to be realized.

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. At December 31, 2016, the largest component of deferred tax assets is associated with the allowance for loan losses. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. With the exception of the deferred tax asset associated with the Company’s Indiana state operating loss carryforward and all Indiana deferred tax activity since 2004, no valuation allowance for deferred tax assets was considered necessary at December 31, 2016 or 2015.

Retained earnings of the Bank include approximately $16,112 for which no deferred income tax liability has been recognized. This amount represents an allocation of previously acquired institutions to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of “bank” status would create income for tax purposes only, which would be subject to the then‑current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for the Company was approximately $5,639 at December 31, 2016 and $4,589 at December 31, 2015.

Unrecognized Tax Benefits

The Company does not have any unrecognized tax benefits during any periods presented and does not expect this to significantly change in the next twelve months.

There were no interest and penalties recorded in the income statement during any period and no amounts accrued for interest and penalties at December 31, 2016, or 2015.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of

Indiana and Illinois. The Company is no longer subject to examination by taxing authorities for years before 2013.

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

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2016		2015
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to extend credit and unused lines of credit	$91,076	$809,004	$42,754	$658,291
Commercial letters of credit	—	6,575	—	5,739

Commitments to make loans are generally made for periods of 60 days or less. Interest rates on fixed rate commitments range from 1.50% to 19.80% with maturities ranging from 1 month to 33 years.

NOTE 17 — DIVIDENDS

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described in Note 19. As of December 31, 2016, the Bank could pay out approximately $25,000 in dividends before the Bank would need 2017 income to pay additional dividends without regulatory approval.

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

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework. The rule implements the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. In general, under the new rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the new rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer to be phased in between 0.0%  in 2015 to 2.5% by 2019.

The capital conservation buffer for 2016 is 0.625% The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. The new rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity and became effective on January 1, 2015.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Actual and required capital amounts and ratios are presented below.  Management believes as of December 31, 2016, the Company and Bank met all capital adequacy requirements to which they were subject.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year-end 2016 and 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

			Required for		To Be
	Actual		Adequate Capital		Well Capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$407,802	14.7%	$222,095	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	385,303	13.9	166,571	6.0	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	344,212	12.4	124,928	4.5	N/A	N/A
Tier 1 capital (to average assets)	385,303	9.8	157,671	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$407,939	14.7%	$222,152	8.0%	$277,690	10.0%
Tier 1 capital (to risk-weighted assets)	385,440	13.9	166,614	6.0	222,152	8.0
Common equity Tier 1 capital (to risk-weighted assets)	385,440	13.9	124,960	4.5	180,498	6.5
Tier 1 capital (to average assets)	385,440	9.8	157,390	4.0	196,737	5.0

			Required for		To Be
	Actual		Adequate Capital		Well Capitalized
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$356,210	15.5%	$184,170	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	334,190	14.5	138,127	6.0	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	293,316	12.7	103,595	4.5	N/A	N/A
Tier 1 capital (to average assets)	334,190	10.2	130,845	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$334,266	14.5%	$184,168	8.0%	$230,211	10.0%
Tier 1 capital (to risk-weighted assets)	312,246	13.6	138,126	6.0	184,168	8.0
Common equity Tier 1 capital (to risk-weighted assets)	312,246	13.6	103,595	4.5	149,637	6.5
Tier 1 capital (to average assets)	312,246	9.6	130,555	4.0	163,194	5.0

NOTE 20 — EMPLOYEE BENEFIT PLANS

The Company has a defined‑contribution retirement plan in which substantially all employees may participate. The Company matches 80% of the first 8% of eligible employees’ contributions and makes additional contributions based on employee compensation and the overall profitability of the Company. Expense was $2,535 in 2016, $2,895 in 2015, and $2,751 in 2014 which included an additional contribution in 2016, 2015 and 2014 based on the overall profitability of the Company.

NOTE 21 — RELATED PARTY TRANSACTIONS

The Company has entered into transactions with certain directors, executive officers, significant shareholders and their affiliates or associates (related parties).

The aggregate amount of loans, as defined, to such related parties was as follows:

Balances, January 1, 2016	$2,129
Changes in composition of related parties	562
New loans, including renewals and advances	342
Payments, including renewals	(810)
Balances, December 31, 2016	$2,223

Deposits from related parties held by the Company at December 31, 2016 and 2015 totaled $1,530 and $1,138.

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

The fair value of options granted was determined using the following weighted average assumptions as of grant date.

	2016	2015	2014
Risk-free interest rate	NA	NA	2.08%
Expected term (years)	NA	NA	7.00
Expected stock price volatility	NA	NA	28.04%
Dividend yield	NA	NA	2.49%

A summary of the activity in the Company’s stock incentive plans for 2016 follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(years)	Value
Outstanding, beginning of year	310,665	$12.83
Granted	—	—
Exercised	(111,595)	13.94
Forfeited or expired	(5,956)	16.07
Outstanding at end of period	193,114	$12.09	4.0	$4,309
Exercisable at end of period	181,710	$11.83	3.8	$4,101
Fully vested and expected to vest	192,542	$12.07	4.0	$4,299

Information related to the Company’s stock incentive plans during each year follows:

	2016	2015	2014
Intrinsic value of options exercised	$1,306	$244	$55
Cash received from option exercises	1,556	294	66
Tax benefit realized from option exercises	164	31	—
Weighted average (per share) fair value of options granted	NA	NA	3.78

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date for those options where the exercise price is less than the market price.

The Company recorded $91,  $180, and $160 in stock option compensation expense during 2016, 2015, and 2014 to salaries and employee benefits. As of December 31, 2016, there was $30 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted‑average period of 1.0 years.

In the second quarter of each of 2016, 2015 and 2014, the Executive Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers and other employees pursuant to the Company’s LTIP. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The restricted stock awards vest as follows — 100% on the third anniversary of the date of grant. A total of 50,152,  28,955, and 33,836 shares of common stock of the Company were granted in 2016, 2015 and 2014 respectively.

A summary of changes in the Company’s nonvested shares for 2016 follows:

		Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2016	101,631	$16.57
Granted	50,152	22.48
Vested	(43,244)	14.75
Forfeited	(4,220)	20.00
Nonvested at December 31, 2016	104,319	$20.03

As of December 31, 2016, there was $1,101 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the 2015 and 2007 Plans that will be recognized over the remaining vesting period of approximately 2.32 years. The recognized compensation costs related to the 2007 Plan were $670,  $584, and $487 for 2016, 2015, and 2014 respectively.

Additionally, in the first quarter of 2016 and 2015, the Committee voted to grant performance share units to certain executive officers pursuant to the Company’s LTIP, subject to and effective upon the approval of the 2015 Plan by the Company’s shareholders at the 2015 Annual Meeting of Shareholders held on April 29, 2015.  The Committee established performance measures, goals and payout calibration for the Performance Share Units. At the end of each three-year performance period, the Committee will certify the results of the performance measures and goals and will pay the earned awards out in cash or shares of Company common stock. Each executive’s target payout is achieved once the performance equals the target level, and the maximum payout is achieved once the performance equals the superior level (with interpolation between discrete points).

The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The performance share units are earned over the three year period of the award. A total of 16,152 performance share units were granted in the first quarter of 2016 at a weighted average cost of $21.41 per share.  A total of 16,205 performance share units were granted in the first quarter of 2015 at a weighted average cost of $19.57 per share. Compensation expense is recognized over the three year performance period of the awards based on the fair value of the stock at the issue date and the anticipated achievement level of the target performance.  Quarterly, the performance measures will be reevaluated and adjustments made to the expense recorded in the financial statements, if needed, to reflect the new revised achievement levels. A total of $240 and $79 of expense was recognized on these awards in 2016 and 2015 respectively.  A total of $344 will be expensed in future periods if the Target level is achieved.

In the second quarters of 2014, 2015, and 2016, members of the Board of Directors received their entire annual retainer in restricted Company stock for the following year. The awards vest quarterly for all directors who remain on the Board of Directors on the vesting date, with 25% of the award vesting on each of May 1, August 1, and November 1, and February 1, of the following year. The value of the retainer awards was determined by multiplying the award amount by the closing price of the stock on the issuance date.

For all awards, other expense is recognized over the three month period of the awards based on the fair value of the stock at the issue dates. Shares awarded by quarter were as follows:

Quarter		Shares	Price per Share
2014	2Q	21,780	$16.53
2015	2Q	14,084	19.89
2015	4Q	1,341	19.89
2016	1Q	358	19.89
2016	2Q	17,976	21.89

A total of $382,  $315, and $359 was recognized as expense in 2016, 2015, and 2014 for these grants.

In late 2014, the Company announced a stock repurchase program pursuant to which the Company could repurchase up to 5.0% of its outstanding shares of common stock, or approximately 1,085,000 shares prior to December

31, 2015.  During 2015, the Company repurchased 169,110 shares at a total cost of $3,381.  The program expired on December 31, 2015.

NOTE 23 — EARNINGS PER COMMON SHARE

Earnings per common share were computed as follows:

		Weighted	Per
	Net	Average	Share
Year Ended December 31, 2016	Income	Shares	Amount
Basic Earnings Per Common Share
Net income	$38,323	23,105,317	$1.66
Effect of dilutive warrants		210,638
Effect of dilutive stock options		115,400
Diluted Earnings Per Common Share
Net income attributable to common shareholders and assumed conversions	$38,323	23,431,355	$1.64

		Weighted	Per
	Net	Average	Share
Year Ended December 31, 2015	Income	Shares	Amount
Basic Earnings Per Common Share
Net income	$35,542	21,637,775	$1.64
Effect of dilutive warrants		163,011
Effect of dilutive stock options		108,584
Diluted Earnings Per Common Share
Net income attributable to common shareholders and assumed conversions	$35,542	21,909,370	$1.62

		Weighted	Per
	Net	Average	Share
Year Ended December 31, 2014	Income	Shares	Amount
Basic Earnings Per Common Share
Net income	$28,996	20,706,688	$1.40
Effect of dilutive warrants		76,828
Effect of dilutive stock options		70,552
Diluted Earnings Per Common Share
Net income attributable to common shareholders and assumed conversions	$28,996	20,854,068	$1.39

All stock options were dilutive in 2016 based on the Company’s stock price.  Stock options for 452, and 125,530 shares of common stock were not considered in computing diluted earnings per common share for 2015 and 2014 because they were antidilutive.

NOTE 24 — QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings per
				Common Share
	Interest	Net Interest
	Income	Income	Net Income	Basic	Diluted
2016
First quarter	$28,746	$26,372	$8,766	$0.41	$0.40
Second quarter	30,870	28,198	6,117	0.27	0.27
Third quarter	33,857	30,990	11,696	0.49	0.48
Fourth quarter	34,854	32,041	11,744	0.49	0.48
2015
First quarter	$27,267	$25,054	$7,663	$0.35	$0.35
Second quarter	27,293	25,344	9,660	0.45	0.44
Third quarter	28,113	26,088	9,111	0.42	0.42
Fourth quarter	28,437	26,239	9,108	0.42	0.42

NOTE 25 — PARENT ONLY CONDENSED FINANCIAL STATEMENTS

Parent Only Condensed Balance Sheets

December 31	2016	2015
Assets
Cash and cash equivalents	$10,366	$14,846
Securities available for sale	130	149
Investment in subsidiaries	494,158	403,981
Other assets	8,396	9,586
Total assets	$513,050	$428,562
Liabilities
Subordinated debentures	$41,239	$41,239
Borrowings	18,333	—
Other liabilities	3,984	5,963
Total liabilities	63,556	47,202
Shareholders’ equity	449,494	381,360
Total liabilities and shareholders’ equity	$513,050	$428,562

Parent Only Condensed Statement of Income and Comprehensive Income

Year Ended December 31	2016	2015	2014
Income
Dividends from subsidiaries	$43,100	$28,900	$24,275
Fees from subsidiaries	13,674	13,232	13,518
Other income	13	19	526
Total income	56,787	42,151	38,319
Expenses
Interest expense	1,876	1,264	1,286
Salaries and benefits	13,101	9,873	11,038
Professional fees	1,364	1,238	1,372
Other expenses	9,685	9,233	9,381
Total expenses	26,026	21,608	23,077
Income before income taxes and equity in undistributed income of subsidiaries	30,761	20,543	15,242
Income tax (benefit)	(4,415)	(2,989)	(3,118)
Income before equity in undistributed income of subsidiaries	35,176	23,532	18,360
Equity in undistributed income of subsidiaries	3,147	12,010	10,636
Net income	$38,323	$35,542	$28,996
Comprehensive Income	$28,778	$34,453	$41,575

Parent Only Condensed Statements of Cash Flows

Year Ended December 31	2016	2015	2014
Operating Activities
Net income	$38,323	$35,542	$28,996
Undistributed (income)/loss of subsidiaries	(3,147)	(12,010)	(10,636)
Changes in other assets and liabilities	1,953	1,896	3,862
Net cash provided by operating activities	37,129	25,428	22,222
Investing Activities
Proceeds from sales of securities	19	0	750
Cash paid for bank acquisition, net	(45,188)	0	(13,935)
Purchases of equipment	(1,215)	(1,991)	(403)
Net cash used by investing activities	(46,384)	(1,991)	(13,588)
Financing Activities
Proceeds from exercise of stock options	1,783	294	66
Proceeds from term debt	30,000	—	—
Purchase of treasury shares	(1,045)	(3,527)	(319)
Repayment of subordinated debentures, net	—	0	(5,000)
Repayment on term debt	(11,667)	—	—
Cash dividends on common stock	(14,296)	(11,680)	(8,726)
Net cash used by financing activities	4,775	(14,913)	(13,979)
Net change in cash and cash equivalents	(4,480)	8,524	(5,345)
Cash and cash equivalents, beginning of year	14,846	6,322	11,667
Cash and cash equivalents, end of year	$10,366	$14,846	$6,322

NOTE 26 — ACQUISITIONS

On February 17, 2017, MainSource Bank entered into an agreement with First Service Capital Management, Inc. (“First Service”), located in Elizabethtown, Kentucky, to acquire the assets under management.  In connection with the acquisition, the Bank also agreed to hire all of First Service employees, including its four brokers.  The purchase price of approximately $1,750 will result in intangible assets including goodwill and a customer relationship intangible.  These amounts are currently being calculated and the amounts will be included in the first half on 2017 results.

On December 19, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FCB Bancorp, Inc., a Kentucky corporation (“FCB”), pursuant to which FCB will merge with and into the Company, whereupon the separate corporate existence of FCB will cease and MainSource will survive (the “Merger”).   After the Merger, The First Capital Bank of Kentucky, a Kentucky-chartered bank and a wholly-owned subsidiary of FCB (“FCB Bank”), will be a wholly-owned subsidiary of MainSource.  The Company anticipates that within a few months following the Merger, FCB Bank will merge with and into MainSource Bank, with MainSource Bank as the surviving bank.

Subject to the approval of FCB’s stockholders of the merger, regulatory approvals and other customary closing conditions, the parties anticipate completing the Merger in the second quarter of 2017.

At the effective time of the Merger, stockholders of FCB shall be entitled to receive (i) 0.9 shares of MainSource common stock (the “Exchange Ratio”) and (ii) $7.00 in cash for each share of FCB common stock owned. Additionally, all outstanding and unexercised options to purchase FCB stock will vest in full and be converted automatically into the right to receive an amount of cash equal to the product of (i) the difference (if positive) between (A) $7.00 plus the product of (y) 0.9 and (z) the average of the daily closing sales prices of a share of MainSource common stock as reported on the NASDAQ for the 10 consecutive trading days ending on the third business day preceding the Closing Date minus (B) the exercise price of such FCB stock option, multiplied by (ii) the number of shares of FCB common stock subject to such FCB stock option.  Based upon the December 16, 2016 closing price of $32.65 per share of MainSource common stock, the transaction is valued at approximately $56.9 million.

FCB is the holding company of FCB Bank. FCB Bank was founded in 1911 as a Kentucky-chartered savings and loan association. FCB Bank now operates 7 full service branches in Jefferson County, Kentucky. As of December 31, 2016, FCB had $518,380 of total assets, $427,047 of loans, $387,862 of deposits and total equity of $30,798  .

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

With the acquisition, the Company expanded its presence in the greater Cincinnati area.  The acquisition offers the Company the opportunity to increase profitability by introducing new products and services to the acquired customer base and adding new customers in the expanded region.  Cheviot’s results of operations were included in the Company’s results beginning May 21, 2016.  Acquisition-related costs of $7,130 were included in the Company’s income statement for 2016.  The fair value of the common shares issued as part of the consideration paid for Cheviot was determined on the basis of the closing price of the Company’s common shares on the acquisition date.

Goodwill of $25,362 arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies.  Goodwill will not be deductible for income tax purposes.  The following table summarizes the consideration paid for Cheviot and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:The Core Deposit Intangible of $4,099 is being amortized for book purposes over 10 years.

Consideration
Cash	$49,715
Equity Instruments	51,387
Fair Value of Total Consideration	$101,102

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed
Cash and cash equivalents	$38,426
Securities	89,693
Federal Home Loan Bank stock	8,651
Loans	355,343
Premises and equipment	6,674
Core deposit intangibles	4,099
Bank owned life insurance	16,575
Other assets	15,972
Total assets acquired	535,433

Deposits	444,695
Federal Home Loan Bank advances	12,156
Other liabilities	2,842
Total liabilities assumed	459,693

Total identifiable net assets	$75,740

Goodwill	$25,362

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows.  However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. Receivables acquired that were not subject to these requirements include non-impaired loans and customer receivables with a fair value and gross contractual amounts receivable of $343,783 and $350,869 on the date of acquisition.  The Company also purchased some PCI loans related to the Cheviot acquisition.  These loans had a contractual balance of $16,175 with a fair value of $11,560.

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

	2016	2015
Net interest income	$124,727	$120,960
Net income	44,013	39,073
Basic earnings per share	1.83	1.63
Diluted earnings per share	1.81	1.61

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

NOTE 27 — BRANCH CLOSURES

In the fourth quarter of 2016, the Company announced that it would be closing the following branches in the first quarter of 2017:  Bloomfield and Jasonville, Indiana and Piqua, Ohio.  As of December 31, 2016, the three branches had approximately $53 million in total deposits. Included in the operating results of 2016 are $389 of impairment costs for the affected properties, $75 of severance costs, and $20 of other costs related to the closing of the branches.

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

NOTE 28 – DERIVATIVES

The Bank executes interest rate swaps with commercial banking customers to facilitate their risk management strategies. These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Bank agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the customer to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institutions offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Bank’s results of operations.  The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $143.3 million at December 31, 2016 and $53.7 million at December 31, 2015.

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

The fair value hedges are summarized below:

	December 31, 2016		December 31, 2015
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps at Fair Value	$143,300	$3,003	$53,741	$1,508

Included in Other Liabilities:
Interest Rate Swaps at Fair Value	$143,300	$3,003	$53,741	$1,508

The effect of derivative instruments on the Consolidated Statement of Income is presented below:

	Year Ended
	December 31,
	2016	2015
Interest Rate Swaps – Fee Income
Included in Other Income / (Expense)	$1,071	$694

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with its audits for the three most recent fiscal years ended December 31, 2016, there have been no disagreements with the Company’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2016, in relation to criteria for effective internal control over financial reporting as described in “2013 Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that as of December 31, 2016, its system of internal controls over financial reporting is effective and meets the criteria of the “2013 Internal Control — Integrated Framework”. Crowe Horwath LLP, independent registered public accounting firm, has issued an attestation report dated March 10, 2017 on the Company’s internal control over financial reporting. This report is incorporated by reference in Item 8 above, under the heading “Report of Independent Registered Public Accounting Firm”.

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

2.3Agreement and Plan of Merger, dated December 19, 2016, by and between MainSource Financial Group, Inc. and FCB Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the report on Form 8-K of the registrant filed on December 19, 2016 with the Commission (Commision File No. 0-12422)).

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

10.1Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10‑K of the registrant for the fiscal year ended December 31, 2003 filed March 12, 2004 with the Commission (Commission File No. 0‑12422)).*

10.2Form of Stock Option Agreement Under 2003 Stock Option Plan for Directors of Registrant dated May 19, 2003 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10‑K of the registrant for the fiscal year ended December 31, 2003 filed March 12, 2004 with the Commission (Commission File No. 0‑12422)).*

10.3Form of Stock Option Agreement Under 2003 Stock Option Plan for Officers of Registrant (incorporated by reference to Exhibit 10.1 to the Report on Form 8‑K of the registrant filed February 24, 2005 with the Commission (Commission File No. 0‑12422)).*

10.4Form of Indemnification Agreement for Directors and Certain Officers of Registrant (incorporated by reference to Exhibit 10.1 to the Report on Form 8‑K of the registrant filed February 24, 2005 with the Commission (Commission File No. 0‑12422)).

10.5Registrant’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Report on Form 10‑K of the registrant for the year ending December 31, 2007, filed March 17, 2008 with the Commission (Commission File No. 0‑12422)).*

10.6Form of Award Agreement for Archie M. Brown, Jr. under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Report on Form 8‑K of the registrant filed July 24, 2008 with the Commission (Commission File No. 0‑12422)).*

10.7Form of Stock Award Agreement under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (for Executives) (incorporated by reference to Exhibit 10.1 to the Report on Form 8‑K of the registrant filed February 27, 2009 with the Commission (Commission File No. 0‑12422)).*

10.8Form of Restricted Stock Award Agreement (for Executives) under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q of the registrant filed on August 8, 2011, for the quarter ending June 30, 2011, with the Commission (Commission File No. 0‑12422)).*

10.9Change in Control Agreement with Archie M. Brown, Jr. dated November 14, 2011 (incorporated by reference to Exhibit 99.1 to the Report on Form 8‑K of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0‑12422)).*

10.10Change in Control Agreement with James M. Anderson dated November 14, 2011 (incorporated by reference to Exhibit 99.2 to the Report on Form 8‑K of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0‑12422)).*

10.11Change in Control Agreement with Daryl R. Tressler dated November 14, 2011 (incorporated by reference to Exhibit 99.3 to the Report on Form 8‑K of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0‑12422)).*

10.12Change in Control Agreement with William J. Goodwin dated November 14, 2011 (incorporated by reference to Exhibit 99.4 to the Report on Form 8‑K of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0‑12422)).*

10.13Change in Control Agreement with Chris Harrison dated May 4, 2012 (incorporated by reference to Exhibit 10.1 to the Report on Form 8‑K of the registrant filed on May 10, 2012 with the Commission (Commission File No. 0‑12422)).*

10.14Short‑Term Incentive Plan, Effective January 1, 2014 (incorporated by reference to Exhibit 10.1 to the Report on Form 8‑K of the registrant filed on December 23, 2014 with the Commission (Commission File No. 0‑12422)).*

10.15MainSource Finanacial Group, Inc. 2015 Stock Incentive Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the registrant filed on May 8, 2015 with the Commission (Commission File No. 0-12422)).*

10.16Form of Performance Share Unit Award Agreement under the MainSource Financial Group, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q of the registrant filed on May 8, 2015 with the Commission (Commission File No. 0-12422)).*

10.17Form of Restricted Stock Award Agreement under the MainSource Financial Group, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q of the registrant filed on August 6, 2015 with the Commission (Commission File No. 0-12422)).*

10.18Form of Voting Agreement dated November 23, 2015 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed on November 24, 2015 with the Commission (Commission File No. 0-12422)).

10.19Loan Agreement between U.S. Bank National Association and MainSource Financial Group, Inc. dated April 28, 2016 (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the registrant filed on August 8, 2016 with the Commission (Commission File No. 0-12422)).

10.20Amendment to Change in Control Agreement between MainSource Financial Group, Inc. and Chris Harrison dated April 20, 2016 (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q of the registrant filed on August 8, 2016 with the Commission (Commission File No. 0-12422)).*

10.21Form of Voting Agreement dated December 19, 2016 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed on December 19, 2016 with the Commission (Commission File No. 0-12422)).

10.22Retirement Agreement and General Release between Daryl R. Tressler and MainSource Financial Group, Inc. dated December 21, 2016 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed on December 28, 2016 with the Commission (Commission File No. 0-12422)).*

21List of subsidiaries of the Registrant.

23.1Consent of Crowe Horwath LLP.

31.1Certification pursuant to Section 302 of Sarbanes‑Oxley Act of 2002 by Chief Executive Officer

31.2Certification pursuant to Section 302 of Sarbanes‑Oxley Act of 2002 by Chief Financial Officer

32.1Certification pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, by Chief Executive Officer

32.2Certification pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, by Chief Financial Officer

101The following financial statements and notes from the MainSource Financial Group Annual Report on Form 10‑K for the year ended December 31, 2016, formatted in XBRL pursuant to Rule 405 of Regulation S‑T: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flow; and (vi) the Notes to the condensed consolidated financial statements.

*A management contract or compensatory plan or agreement.

(b)Exhibits

Reference is made to Item 15(a)(3) above.

(c)Schedules

None required.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 2017.

MAINSOURCE FINANCIAL GROUP, INC.

/s/ Archie M. Brown, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10‑K has been signed by the following persons on behalf of the registrant and in the capacities with the Company and on the dates indicated.

Signature		Capacity	Date

/s/	Kathleen L. Bardwell
	Kathleen L. Bardwell	Lead Director	March 10, 2017

/s/	William G. Barron
	William G. Barron	Director	March 10, 2017

/s/	Vince A. Berta
	Vince A. Berta	Director	March 10, 2017

/s/	D.J. Hines
	D.J. Hines	Director	March 10, 2017

/s/	Erin Hoeflinger
	Erin Hoeflinger	Director	March 10, 2017

/s/	Thomas M. O’Brien
	Thomas M. O’Brien	Director	March 10, 2017

/s/	Lawrence R. Rueff DVM
	Lawrence R. Rueff DVM	Director	March 10, 2017

/s/	John G. Seale
	John G. Seale	Director	March 10, 2017

/s/	John T. Smith
	John T. Smith	Director	March 10, 2017

/s/	Charles J. Thayer
	Charles J. Thayer	Director	March 10, 2017

/s/	James M. Anderson
	James M. Anderson	Executive Vice President and Chief	March 10, 2017
Financial Officer
(Principal Financial Officer)

/s/	Patrick A. Weigel
	Patrick A. Weigel	Vice President, Controller	March 10, 2017
(Principal Accounting Officer)

/s/	Archie M. Brown, Jr.
	Archie M. Brown, Jr.	President, Chief Executive Officer and	March 10, 2017
Chairman of the Board
(Principal Executive Officer)