Form 10-Q
period 2017-03-31
MAINSOURCE FINANCIAL GROUP
filed 2017-05-09
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May  9, 2017 there were outstanding 25,548,300 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except share and per share data)

Item 1. Financial Statements

	(Unaudited)
	March 31,	December 31,
	2017	2016
Assets
Cash and due from banks	$72,454	$75,778
Money market funds and federal funds sold	5,033	10,774
Cash and cash equivalents	77,487	86,552
Interest bearing time deposits	1,670	1,960
Securities available for sale	1,022,208	1,007,540
Loans held for sale	4,370	12,479
Loans, net of allowance for loan losses of $22,369 and $22,499	2,592,241	2,629,174
FHLB and other stock, at cost	23,960	21,693
Premises and equipment, net	76,391	76,426
Goodwill	101,875	101,315
Purchased intangible assets	8,305	7,419
Cash surrender value of life insurance	80,944	80,539
Interest receivable and other assets	53,024	55,160
Total assets	$4,042,475	$4,080,257
Liabilities
Deposits
Noninterest bearing	$812,301	$767,159
Interest bearing	2,342,836	2,343,712
Total deposits	3,155,137	3,110,871
Other borrowings	137,197	209,672
Long term Federal Home Loan Bank (FHLB) advances	229,737	249,658
Subordinated debentures	41,239	41,239
Other liabilities	19,386	19,323
Total liabilities	3,582,696	3,630,763
Commitments and contingent liabilities
Shareholders’ equity
Preferred stock, no par value
Authorized shares — 400,000
Issued shares — 0
Outstanding shares — 0	—	—
Common stock $.50 stated value:
Authorized shares — 100,000,000
Issued shares — 24,694,991 and 24,682,189
Outstanding shares — 24,148,132 and 24,067,364	12,524	12,463
Treasury stock — 546,859 and 614,825 shares, at cost	(9,815)	(10,909)
Additional paid-in capital	299,076	299,116
Retained earnings	153,956	145,745
Accumulated other comprehensive income	4,038	3,079
Total shareholders’ equity	459,779	449,494
Total liabilities and shareholders’ equity	$4,042,475	$4,080,257

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share data)

	(Unaudited)
	Three months ended
	March 31,
	2017	2016
Interest income
Loans, including fees	$27,752	$22,471
Securities
Taxable	4,176	3,246
Tax exempt	3,212	2,987
Other interest income	66	42
Total interest income	35,206	28,746
Interest expense
Deposits	970	918
Federal Home Loan Bank advances	1,074	1,100
Subordinated debentures	381	343
Other borrowings	494	13
Total interest expense	2,919	2,374
Net interest income	32,287	26,372
Provision for loan losses	—	500
Net interest income after provision for loan losses	32,287	25,872
Non-interest income
Service charges on deposit accounts	4,791	4,682
Interchange income	3,054	2,635
Mortgage banking	2,392	1,790
Trust and investment product fees	1,197	1,210
Increase in cash surrender value of life insurance	405	302
Net realized gains on securities (includes $13 and $17 accumulated other comprehensive income (AOCI) reclassifications for realized net gains on available for sale securities	13	17
Gain on sale and write-down of OREO	122	149
Other income	1,022	804
Total non-interest income	12,996	11,589
Non-interest expense
Salaries and employee benefits	17,717	14,860
Net occupancy	2,429	2,261
Equipment	3,384	3,063
Intangibles amortization	304	328
Telecommunications	371	369
Stationery printing and supplies	299	307
FDIC assessment	324	420
Marketing	765	654
Collection expense	231	252
Interchange expense	797	813
Other expenses	2,808	2,830
Total non-interest expense	29,429	26,157
Income before income tax	15,854	11,304
Income tax expense (includes $5 and $6 income tax expense from AOCI reclassification items)	3,781	2,538
Net income attributable to common shareholders	$12,073	$8,766
Net income per common share:
Basic	$0.50	$0.41
Diluted	$0.49	$0.40
Dividend per share	$0.16	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

	(Unaudited)
	Three months ended
	March 31,
	2017	2016
Net income	$12,073	$8,766
Other comprehensive income:
Unrealized holding gains/(losses) on securities available for sale	1,488	10,259
Reclassification adjustment for (gains) included in net income	(13)	(17)
Tax effect	(516)	(3,584)
Other comprehensive income	959	6,658
Comprehensive income	$13,032	$15,424

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	(Unaudited)
	Three months ended
	March 31,
	2017	2016
Operating Activities
Net income	$12,073	$8,766
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	500
Depreciation expense	931	1,709
Amortization of mortgage servicing rights	341	286
Securities amortization, net	955	1,170
Amortization of purchased intangible assets	304	328
Earnings on cash surrender value of life insurance policies	(405)	(302)
Securities gains, net	(13)	(17)
Gain on loans sold	(1,417)	(1,413)
Loans originated for sale	(47,958)	(42,816)
Proceeds from loan sales	57,484	46,248
Stock based compensation expense	259	197
Stock portion of director retainer fee expense	100	89
(Gain)/Loss on sale and write-down of OREO	(122)	(149)
Change in other assets and liabilities	900	(4,887)
Net cash provided by operating activities	23,432	9,709
Investing Activities
Net change in short term investments	290	245
Purchases of securities available for sale	(47,392)	(35,903)
Proceeds from calls, maturities, and payments on securities available for sale	30,157	28,317
Proceeds from sales of securities available for sale	3,100	4,235
Loan originations and payments, net	36,492	(6,583)
Purchases of premises and equipment	(896)	(3,116)
Proceeds from sale of OREO	655	735
Proceeds from redemption of restricted stock	204	—
Purchase of restricted stock	(2,471)	(3,283)
Cash received/(paid) from business acquisitions, net	(1,400)	—
Net cash used by investing activities	18,739	(15,353)
Financing Activities
Net change in deposits	44,266	(5,931)
Net change in other borrowings	(70,808)	2,796
Proceeds from FHLB advances	—	260,000
Repayment of FHLB advances	(19,921)	(243,931)
Cash dividends on common stock	(3,862)	(3,241)
Purchase of treasury shares	(242)	(95)
Repayment on term debt	(1,667)	—
Proceeds from exercise of stock options	998	470
Net cash provided by financing activities	(51,236)	10,068
Net change in cash and cash equivalents	(9,065)	4,424
Cash and cash equivalents, beginning of period	86,552	67,578
Cash and cash equivalents, end of period	$77,487	$72,002
Supplemental cash flow information
Interest paid	$3,168	$2,368
Income taxes paid	—	851
Supplemental non cash disclosure
Loan balances transferred to foreclosed real estate	441	537

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except share and per share data)

NOTE 1 - BASIS OF PRESENTATION

The significant accounting policies followed by MainSource Financial Group, Inc. (“Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The consolidated interim financial statements have been prepared according to accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. The interim statements do not include all information and footnotes normally included in the annual financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements and all such adjustments are of a normal recurring nature. Some items in prior period financial statements were reclassified to conform to current presentation. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).”  ASU 2016-02 requires lessees and lessors to classify leases as either capital leases or operating leases.  ASU 2016-02 also requires lessees to recognize assets and liabilities for all leases with the exception of short term leases.  There are new disclosure requirements for these leases which will provide users of financial statements with information to understand the amount, timing, and uncertainty of cash flows arising from leases.  ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018.  The Company currently has prepared a worksheet of all of its leases and will reviewing them during the next two years to determine the impact on the Company’s financial statements

In March 2016, the FASB issued (ASU) No. 2016-09 “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than previously allotted for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. ASU 2016-09 is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years.  The Company implemented this ASU in the first quarter of 2017.  The impact of this ASU resulted in a $274 reduction in income tax expense for the first quarter of 2017.  The Company has also elected to recognize forfeitures as they occur.  There was no cumulative adjustment to retained earnings to account for these forfeitures as the estimated forfeiture rate previously used was minimal.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments (Topic 326) Measurement of Credit Losses on Financial Instrument” “CECL”).  ASU 2016-13 requires an allowance for expected credit losses on financial assets be recognized as early as day one of the instrument.  This ASU departs from the incurred loss model which means the probability threshold is removed.  It considers more forward-looking information and requires the entity to estimate its credit losses as far as it can reasonably estimate.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  The Company has captured loan level loss data since 2011.  The Company will be starting its segregation of loans during 2017.  The Company anticipates that its allowance for loan losses will increase with the adoption of this standard.

In January 2017, the FASB issued (ASU) No. 2017-04 “Intangibles – Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.”   ASU 2017-04 eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company has assessed ASU 2017-04 and does not expect it to have a material impact on its accounting and disclosures.

In March 2017, the FASB issued (ASU) No. 2017-08 "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20).  ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date.  ASU 2017-08 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted.  The Company elected to adopt this ASU in the first quarter of 2017.  The impact of this adoption on the Company’s earnings was minimal.

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

The following table summarizes stock option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(years)	Value
Outstanding, beginning of year	193,114	$12.09
Granted	—	—
Exercised	(75,297)	13.25
Forfeited or expired	—	—
Outstanding at end of period	117,817	$11.34	4.7	$2,544
Exercisable at end of period	106,413	$10.82	4.4	$2,353

The following table details stock options outstanding:

	March 31,	December 31,
	2017	2016
Stock options vested and currently exercisable:
Number	106,413	181,710
Weighted average exercise price	$10.82	$11.83
Aggregate intrinsic value	$2,353	$4,101
Weighted average remaining life (in years)	4.4	3.8

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $8 and $22 in stock compensation expense during the three months ended March 31, 2017 and 2016 respectively to salaries and employee benefits. There were no options granted in the first quarter of 2017 or 2016.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2017 is estimated as follows:

Year	(in thousands)
April 2017 - December 2017	$22

During 2016 and the first quarter of 2017, the Executive Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers and other employees pursuant to the Company’s Long Term Incentive Plan (“LTIP”). Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The restricted stock awards for employees vest as follows — 100% on the third anniversary of the date of grant. A total of 12,802 and 24,152 shares of common stock were granted in the first quarters of 2017 and 2016 at a weighted average cost of $34.99 and $21.47 per share, respectively.

A summary of changes in the Company’s nonvested restricted shares for 2017 follows:

		Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2017	104,319	$20.03
Granted	12,802	34.99
Vested	(18,322)	16.13
Forfeited	—	—
Nonvested at March 31, 2017	98,799	$22.69

As of March 31, 2017, there was $1,382 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the 2015 Plan that will be recognized over the remaining vesting period of approximately 2.4 years. The recognized compensation costs related to the plans were $202 and $149 for the three month periods ending March 31, 2017 and 2016, respectively.

Additionally, in the first quarters of 2017 and 2016, the Committee voted to grant performance share units to certain executive officers pursuant to the Company’s LTIP.  The Committee established performance measures, goals and payout calibration for the Performance Share Units. At the end of each three-year performance period, the Committee will certify the results of the performance measures and goals and will pay the earned awards out in cash or shares of Company common stock. Dividends earned during each three-year performance period will be accrued and paid at the end of the performance period, based upon the final number of shares earned. The performance measures and goals are based on financial and shareholder measures, and are evaluated relative to internal goals and the performance of the Company’s peers. Once the performance measures and goals were established, the Committee established threshold, target and superior levels of performance. The LTIP payout of shares will begin once the Company achieves the pre-established threshold (thus, no payout will occur if the performance is equal to or below the threshold). Each executive’s target payout is achieved once the performance equals the target level, and the maximum payout is achieved once the performance equals the superior level (with interpolation between discrete points).

Performance	Payout
Threshold	0%
Target	100%
Superior	150%

The grant of Performance Share Units by the Committee is evidenced by an award agreement between the executive and the Company which provides that each executive will receive shares of Company stock when the Company’s actual performance as compared to its peers and long-term goals exceeds certain thresholds, determined as of December 31, 2018 or 2019, provided the executive remains employed by the Company on such date. The executive’s eligibility for the payout of shares is determined based on the following measures:

		Evaluated
Performance Measure	Weight	vs.
Return on Assets	50%	Peer
Total Shareholder Return	25%	Peer
Earnings Per Share	25%	Goal

The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The performance share units are earned over the three year period of the award. A total of 6,528 performance share units were granted in the first quarter of 2017 at a weighted average cost of $35.04 per share.  A total of 16,152 performance share units were granted in the first quarter of 2016 at a weighted average cost of $21.41 per share.  Compensation expense is recognized over the three year performance period of the awards based on the fair value of the stock at the issue date and the anticipated achievement level of the target performance.  Quarterly, the performance measures will be reevaluated and adjustments made to the expense recorded in the financial statements, if needed, to reflect the new revised achievement levels.  $49 and $26 of expense was recognized on these awards for the three month periods ending March 31, 2017 and 2016.  A total of $524 will be expensed in future periods if the Target level is achieved.

In the second quarter of 2016, members of the Board of Directors received their annual retainer in restricted Company stock for the following Board year ended with the 2017 annual meeting of shareholders. The 2016 award vests quarterly for all directors who remain on the Board of Directors on the vesting dates, with 25% of the award vesting on each of May 1, August 1, and November 1, 2016, and February 1, 2017. The value of the 2016 retainer award was determined by multiplying the award amount by the closing price of the stock on the date of the 2016 annual meeting of shareholders.  Additional shares were granted in June 2016 to a new director who joined the Board following the Company’s acquisition of Cheviot Financial Corp.  The shares granted were pro-rated based on the new director’s time on the Board.

For all awards, other expense is recognized over the three month period of the awards based on the fair value of the stock at the issue dates. Shares awarded by quarter were as follows:

Quarter		Shares	Price per Share
2016	1Q	358	19.89
2016	2Q	17,976	21.89

A total of $100 and $89 was recognized as other expense in the first quarter of 2017 and 2016 respectively.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of March 31, 2017
Available for Sale
U. S. government agency	$383	$3	$—	$386
State and municipal	367,296	11,714	(2,377)	376,633
Mortgage-backed securities-residential (Government Sponsored Entity)	437,264	1,250	(4,439)	434,075
Collateralized mortgage obligations (Government Sponsored Entity)	199,857	1,436	(1,452)	199,841
Equity securities	4,670	—	—	4,670
Other securities	6,526	77	—	6,603
Total available for sale	$1,015,996	$14,480	$(8,268)	$1,022,208

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of December 31, 2016
Available for Sale
U. S. government agency	$951	$4	$—	$955
State and municipal	361,335	10,799	(2,848)	369,286
Mortgage-backed securities-residential (Government Sponsored Entity)	450,006	1,253	(4,629)	446,630
Collateralized mortgage obligations (Government Sponsored Entity)	179,314	1,514	(1,427)	179,401
Equity securities	4,670	—	—	4,670
Other securities	6,527	71	—	6,598
Total available for sale	$1,002,803	$13,641	$(8,904)	$1,007,540

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity or with no maturity are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$15,973	$16,266
One through five years	80,903	84,512
Six through ten years	102,654	107,190
After ten years	174,675	175,654
Mortgage-backed securities-residential (Government Sponsored Entity)	437,264	434,075
Collateralized mortgage obligations (Government Sponsored Entity)	199,857	199,841
Equity securities	4,670	4,670
Total available for sale securities	$1,015,996	$1,022,208

Proceeds from sales of securities available for sale were $3,100 and $4,235 for the three months ended March 31, 2017 and 2016, respectively. Gross gains of $14 and $17 and gross losses of $1 and $0 were realized on these sales during 2017 and 2016, respectively.  Income taxes on these net gains were $5 and $6 in 2017 and 2016.

Below is a summary of securities with unrealized losses as of March 31, 2017 and December 31, 2016 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
March 31, 2017		Unrealized		Unrealized		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U. S. government agency	$—	$—	$—	$—	$—	$—
State and municipal	73,729	(2,377)	—	—	73,729	(2,377)
Mortgage-backed securities-residential (Government Sponsored Entity)	310,779	(4,439)	—	—	310,779	(4,439)
Collateralized mortgage obligations (Government Sponsored Entity)	94,141	(1,231)	8,150	(221)	102,291	(1,452)
Other securities	—	—	—	—	—	—
Total temporarily impaired	$478,649	$(8,047)	$8,150	$(221)	$486,799	$(8,268)

	Less than 12 months		12 months or longer		Total
December 31, 2016		Unrealized		Unrealized		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U. S. government agency	$—	$—	$—	$—	$—	$—
State and municipal	95,822	(2,848)	—	—	95,822	(2,848)
Mortgage-backed securities-residential (Government Sponsored Entity)	335,668	(4,629)	—	—	335,668	(4,629)
Collateralized mortgage obligations (Government Sponsored Entity)	77,694	(1,202)	8,518	(225)	86,212	(1,427)
Other securities	—	—	—	—	—	—
Total temporarily impaired	$509,184	$(8,679)	$8,518	$(225)	$517,702	$(8,904)

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

As of March 31, 2017, the Company’s securities portfolio consisted of 981 securities, 202 of which were in an unrealized loss position.  Unrealized losses on state and municipal securities of $2,377 have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to changes in interest rates. The Company monitors the financial condition of these issuers. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

At March 31, 2017, almost all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value of approximately $4,439 is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2017.

The Company’s collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations with a market value of $102,291 which had unrealized losses of approximately $1,452 at March 31, 2017. As noted above, the decline in fair value is attributable to changes in interest rates and illiquidity and not credit quality. The Company monitors to insure it has adequate credit support and as of March 31, 2017, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. All securities are investment grade.

NOTE 4 - LOANS AND ALLOWANCE

Loans were as follows:

	March 31,	December 31,
	2017	2016
Commercial
Commercial and industrial	$458,019	$461,092
Agricultural	70,147	73,467
Commercial Real Estate
Farm	108,037	111,807
Hotel	101,685	91,213
Construction and development	84,939	102,598
Other	848,552	857,078
Residential
1-4 family	601,338	608,366
Home equity	279,465	284,147
Consumer
Direct	62,132	61,574
Indirect	296	331
Total loans	2,614,610	2,651,673
Allowance for loan losses	(22,369)	(22,499)
Net loans	$2,592,241	$2,629,174

The Company purchased some financing receivables in the last several years.  The investment by portfolio class at March 31, 2017 and December 31, 2016 is as follows.  These loans are included in the above table and all other tables below at the recorded investment amount.  There were no purchases or sales from the portfolio of financing receivables in the first quarters of 2017 or 2016.

	March 31,	December 31,
	2017	2016
Commercial and industrial	$11,656	$13,875
Agricultural	820	872
Construction and development	16,374	16,634
Farm real estate	389	389
Hotel	2,983	2,983
Other real estate	141,659	164,505
1-4 family	194,868	206,044
Home equity	12,673	14,342
Direct	2,283	2,517
	$383,705	$422,161

The remaining accretable discount on the above loans was $6,471 and $7,313 at March 31, 2017 and December 31, 2016 respectively with the non-accretable discount being $4,069 and $4,262 at March 31, 2017 and December 31, 2016.

Activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016 was as follows:

		Commercial
2017	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, January 1	$9,654	$7,706	$4,247	$892	$22,499
Provision charged to expense	(30)	(160)	(249)	439	—
Losses charged off	(474)	(205)	(183)	(886)	(1,748)
Recoveries	70	596	172	780	1,618
Balance, March 31	$9,220	$7,937	$3,987	$1,225	$22,369

		Commercial
2016	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, January 1	$6,511	$10,702	$3,859	$948	$22,020
Provision charged to expense	(110)	(587)	1,084	113	500
Losses charged off	(562)	(503)	(503)	(874)	(2,442)
Recoveries	150	56	113	682	1,001
Balance, March 31	$5,989	$9,668	$4,553	$869	$21,079

The following table presents the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment method at March 31, 2017 and December 31, 2016.

		Commercial
March 31, 2017	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Ending Balance individually evaluated for impairment	$749	$875	$146	$—	$1,770
Ending Balance collectively evaluated for impairment	8,471	6,827	3,841	1,225	20,364
Ending Balance acquired with deteriorated credit quality	—	235	—	—	235
Total ending allowance balance	$9,220	$7,937	$3,987	$1,225	$22,369
Loans
Ending Balance individually evaluated for impairment	$2,303	$10,824	$9,891	$1,031	$24,049
Ending Balance collectively evaluated for impairment	525,863	1,125,400	869,458	61,397	2,582,118
Ending Balance acquired with deteriorated credit quality	—	6,989	1,454	—	8,443
Total ending loan balance excludes $7,211 of accrued interest	$528,166	$1,143,213	$880,803	$62,428	$2,614,610

		Commercial
December 31, 2016	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Ending Balance individually evaluated for impairment	$898	$755	$147	$—	$1,800
Ending Balance collectively evaluated for impairment	8,756	6,951	4,100	892	20,699
Total ending allowance balance	$9,654	$7,706	$4,247	$892	$22,499
Loans
Ending Balance individually evaluated for impairment	$2,705	$7,904	$10,458	$130	$21,197
Ending Balance collectively evaluated for impairment	531,854	1,147,536	880,357	61,775	2,621,522
Ending Balance acquired with deteriorated credit quality	—	7,256	1,698	—	8,954
Total ending loan balance excludes $7,342 of accrued interest	$534,559	$1,162,696	$892,513	$61,905	$2,651,673

The allowance for loans collectively evaluated for impairment consists of reserves on groups of similar loans based on historical loss experience adjusted for other factors, as well as reserves on certain loans that are classified but determined not to be impaired based on an analysis which incorporates probability of default with a loss given default scenario. The reserves on these loans totaled $2,025 at March 31, 2017 and $2,697 at December 31, 2016.

In connection with the previous acquisitions, the Company acquired $16,175 of purchased credit impaired loans with $4,615 of non accretable yield and no accretable yield.  The Company provided an additional allowance for loan losses of $235 on these loans at March 31, 2017.

The recorded investment in loans excludes accrued interest receivable due to immateriality.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2017 and December 31, 2016.  Performing troubled debt restructurings totaling $396 and $1,925 were excluded as allowed by ASC 310-40.

			Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
March 31, 2017	Balance	Investment	Allocated
With an allowance recorded
Commercial
Commercial and industrial	$329	$295	$73
Agricultural	1,595	1,595	676
Commercial Real Estate
Farm	1,372	1,371	528
Hotel	4,196	2,983	201
Construction and development	—	—	—
Other	1,887	1,765	381
Residential
1-4 Family	1,082	1,038	145
Home Equity	103	103	1
Consumer
Direct	—	—	—
Indirect	—	—	—
Subtotal — impaired with allowance recorded	10,564	9,150	2,005
With no related allowance recorded
Commercial
Commercial and industrial	$853	$140	$—
Agricu ltural	273	273	—
Commercial Real Estate
Farm	582	320	—
Hotel	—	—	—
Construction and development	1,926	1,564	—
Other	3,224	2,424	—
Residential
1-4 Family	8,517	6,838	—
Home Equity	2,183	1,912	—
Consumer
Direct	1,118	1,031	—
Indirect	—	—	—
Subtotal — impaired with no allowance recorded	18,676	14,502	—
Total impaired loans	$29,240	$23,652	$2,005

			Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
December 31, 2016	Balance	Investment	Allocated
With an allowance recorded
Commercial
Commercial and industrial	$719	$689	$429
Agricultural	1,441	1,441	469
Commercial Real Estate
Farm	1,106	1,105	360
Hotel	—	—	—
Construction and development	—	—	—
Other	1,900	1,755	395
Residential
1-4 Family	1,091	1,046	146
Home Equity	15	105	1
Consumer
Direct	—	—	—
Indirect	—	—	—
Subtotal — impaired with allowance recorded	6,272	6,141	1,800
With no related allowance recorded
Commercial
Commercial and industrial	$1,028	$322	$—
Agricultural	254	253	—
Commercial Real Estate
Farm	506	241	—
Hotel	64	64	—
Construction and development	239	162	—
Other	3,558	2,652	—
Residential
1-4 Family	9,215	7,432	—
Home Equity	2,233	1,875	—
Consumer
Direct	139	130	—
Indirect	—	—	—
Subtotal — impaired with no allowance recorded	17,236	13,131	—
Total impaired loans	$23,508	$19,272	$1,800

The following tables present the average balance of impaired loans and interest income and cash basis interest recognized for the three months ending March 31, 2017 and March 31, 2016, excluding performing troubled debt restructurings as allowed by ASC 310-40.

	Average	Interest	Cash Basis
	Balance	Income	Income
Three months ended March 31, 2017	Impaired Loans	Recognized	Recognized
Commercial
Commercial and industrial	$723	$92	$92
Agricultural	1,781	—	—
Commercial Real Estate
Farm	1,518	—	—
Hotel	1,524	—	—
Construction and development	863	—	—
Other	4,298	127	127
Residential
1-4 family	8,177	40	40
Home equity	1,998	24	24
Consumer
Direct	581	3	3
Indirect	—	—	—
Total loans	$21,463	$286	$286

	Average	Interest	Cash Basis
	Balance	Income	Income
Three months ended March 31, 2016	Impaired Loans	Recognized	Recognized
Commercial
Commercial and industrial	$781	$13	$13
Agricultural	7	—	—
Commercial Real Estate
Farm	302	—	—
Hotel	—	—	—
Construction and development	185	—	—
Other	5,006	26	26
Residential
1-4 family	6,568	10	10
Home equity	2,458	5	5
Consumer
Direct	115	4	4
Indirect	1	1	1
Total loans	$15,423	$59	$59

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2017 and December 31, 2016:

			Past due over
			90 days and
	Non-accrual		still accruing
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016

Commercial
Commercial and industrial	$431	$882	$—	$—
Agricultural	1,805	1,631	—	—
Commercial Real Estate
Farm	1,691	1,347	—	—
Hotel	2,983	64	—	—
Construction and development	1,525	122	—	2,135
Other	3,015	3,219	—	—
Residential
1-4 Family	6,399	7,163	—	—
Home Equity	1,323	1,273	—	—
Consumer
Direct	1,009	107	—	—
Indirect	—	—	—	—
Total	$20,181	$15,808	$—	$2,135

Included in the above non-accrual loans at March 31, 2017 and December 31, 2016 are $7,005 and $3,564 of loans from the Cheviot acquisition.

The following tables present the aging of the recorded investment in past due loans as of March 31, 2017 and December 31, 2016 by class of loans:

				Greater than
	Total	30-59 Days	60-89 Days	90 Days	Total	Loans Not
March 31, 2017	Loans	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial
Commercial and industrial	$458,019	$21	$10	$103	$134	$457,885
Agricultural	70,147	130	39	1,612	1,781	68,366
Commercial Real Estate
Farm	108,037	2	—	1,568	1,570	106,467
Hotel	101,685	—	—	—	—	101,685
Construction and development	84,939	—	—	1,506	1,506	83,433
Other	848,552	1,967	188	1,229	3,384	845,168
Residential
1-4 Family	601,338	4,874	636	2,628	8,138	593,200
Home Equity	279,465	394	44	911	1,349	278,116
Consumer
Direct	62,132	38	—	978	1,016	61,116
Indirect	296	—	—	—	—	296
Total — excludes $7,211 of accrued interest	$2,614,610	$7,426	$917	$10,535	$18,878	$2,595,732

				Greater than
	Total	30-59 Days	60-89 Days	90 Days	Total	Loans Not
December 31, 2016	Loans	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial
Commercial and industrial	$461,092	$—	$—	$176	$176	$460,916
Agricultural	73,467	215	—	1,606	1,821	71,646
Commercial Real Estate
Farm	111,807	81	—	1,243	1,324	110,483
Hotel	91,213	—	—	63	63	91,150
Construction and development	102,598	1,416	—	2,223	3,639	98,959
Other	857,078	1,268	90	1,812	3,170	853,908
Residential
1-4 Family	608,366	4,884	2,002	3,262	10,148	598,218
Home Equity	284,147	830	137	914	1,881	282,266
Consumer
Direct	61,574	936	—	66	1,002	60,572
Indirect	331	10	—	—	10	321
Total — excludes $7,342 of accrued interest	$2,651,673	$9,640	$2,229	$11,365	$23,234	$2,628,439

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

The total of troubled debt restructurings at March 31, 2017 and December 31, 2016 was $4,736 and $6,474 respectively. The Company has allocated $404 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2017. The Company has committed to lend additional amounts totaling $0 to customers with outstanding loans that are classified as troubled debt restructurings. At December 31, 2016, the comparable numbers were $508 of specific reserves and $0 of commitments.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending March 31, 2017:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the three months ended March 31, 2017	Number of Loans	Investment	Investment
Commercial Real Estate
Other	1	53	53
Residential
1-4 Family	1	330	330
Total	2	$383	$383

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending March 31, 2016:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the three months ended March 31, 2016	Number of Loans	Investment	Investment
Residential
Home Equity	4	76	76
Total	4	$76	$76

There were no troubled debt restructurings where there was a payment default within twelve months following the modification during the three month periods ending March 31, 2017 or 2016.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  The troubled debt restructurings that subsequently defaulted described above did not increase the allowance for loan losses or result in any charge offs during the three month periods ending March 31, 2017 and 2016, respectively.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

The terms of certain other loans were modified during the three month periods ending March 31, 2017 and 2016 that did not meet the definition of a troubled debt restructuring. These modified loans had a total recorded investment of $5,168 and $983 for the three month period ending March 31, 2017 and 2016 respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be significant.

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

As of March 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
March 31, 2017	Pass	Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$413,011	$4,076	$4,033	$367
Agricultural	61,333	383	—	1,595
Commercial Real Estate
Farm	86,076	2,147	680	1,540
Hotel	98,702	—	—	2,983
Construction and development	61,177	3,605	652	1,441
Other	753,249	5,321	7,496	1,961
Total	$1,473,548	$15,532	$12,861	$9,887

At December 31, 2016, the risk category of loans by class of loans was as follows:

		Special
December 31, 2016	Pass	Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$415,064	$3,347	$5,297	$827
Agricultural	61,637	2,283	—	1,441
Commercial Real Estate
Farm	89,297	2,209	694	1,340
Hotel	88,166	—	2,983	64
Construction and development	74,811	3,600	2,287	31
Other	752,063	9,087	7,365	2,141
Total	$1,481,038	$20,526	$18,626	$5,844

Loans not analyzed individually as part of the above described process are classified by delinquency. These loans are primarily smaller (<$250) commercial, smaller commercial real estate (<$250), residential mortgage and consumer loans. All commercial, commercial real estate, consumer loans fully or partially secured by 1-4  family residential real estate that are 60-89 days will be classified as Watch. If loans are greater than 90 days past due, they will be classified as Substandard. Smaller commercial and commercial real estate loans on non-accrual are included in the non-accrual tables above.  Consumer loans not secured by 1-4 family residential real estate that are 60-119 days past due will be classified Substandard while loans greater than 119 days will be classified as Loss and are subsequently charged off. As of March 31, 2017 and December 31, 2016, the grading of loans by category of loans is as follows:

March 31, 2017	Performing	Watch	Substandard
Commercial
Commercial and industrial	$36,468	$—	$64
Agricultural	6,626	—	210
Commercial Real Estate
Farm	17,443	—	151
Construction and development	17,980	—	84
Other	79,471	—	1,054
Total	$157,988	$—	$1,563

December 31, 2016	Performing	Watch	Substandard
Commercial
Commercial and industrial	$36,502	$—	$55
Agricultural	7,916	—	190
Commercial Real Estate
Farm	18,260	—	7
Construction and development	21,778	—	91
Other	85,254	90	1,078
Total	$169,710	$90	$1,421

March 31, 2017	Performing	Watch	Substandard
Residential
1-4 family	$598,074	$636	$2,628
Home equity	278,510	44	911
Total	$876,584	$680	$3,539

March 31, 2017	Performing	Substandard	Loss
Consumer
Direct	$61,154	$949	$29
Indirect	296	—	—
Total	$61,450	$949	$29

December 31, 2016	Performing	Watch	Substandard
Residential
1-4 family	$603,102	$2,002	$3,262
Home equity	283,096	137	914
Total	$886,198	$2,139	$4,176

December 31, 2016	Performing	Substandard	Loss
Consumer
Direct	$61,508	$4	$62
Indirect	331	—	—
Total	$61,839	$4	$62

Purchased Credit Impaired Loans

The Company has purchased loans, for which there was, at acquisition, evidence of credit deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of these loans is as follows:

	March 31,	December 31,
	2017	2016
Commercial	$10,447	$10,817
1-4 Family	2,066	2,399
Outstanding Balance	$12,513	$13,216

Carrying amount, net of allowance of $235 and $0	$8,209	$8,954

For those purchased credit impaired loans (PCI) disclosed above, the Company increased the allowance for loan losses by $235 and $0 for the first quarter of 2017 and 2016 respectively.

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned is recorded in other assets on the balance sheet.  Activity in other real estate owned was as follows:

	Three months ended March 31,
	2017	2016
Beginning Balance	$1,875	$1,959
Transfer to other real estate owned	441	537
Sale — Out of other real estate owned	(496)	(586)
Write-down	(37)	(19)
Ending Balance	$1,783	$1,891

The value of the sale amount above is the carrying value of the property when it was sold.

Activity in the valuation account for other real estate was as follows:

	Three months ended March 31,
	2017	2016
Beginning Balance —	$(236)	$(217)
Impairments during year	(37)	(19)
Recovery on impairments	11	—
Ending Balance —	$(262)	$(236)

Expenses related to foreclosed assets for the period ending March 31 include:

	Three months ended March 31,
	2017	2016
Write-downs	$37	$19
Losses/(gains)on sales	(159)	(168)
Net loss/(gain)	$(122)	$(149)
Operating expenses	$43	$5

Foreclosed residential real estate properties included in other assets on the Consolidated Balance Sheets totaled $1,108 and $1,443 at March 31, 2017 and December 31, 2016, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $4,344 and $3,266 at March 31, 2017 and December 31, 2016, respectively.

NOTE 6 — DEPOSITS & REPURCHASE AGREEMENTS

	March 31,	December 31,
	2017	2016
Non-interest-bearing demand	$812,301	$767,159
Interest-bearing demand	1,141,042	1,163,010
Savings	783,344	749,391
Certificates of deposit of $250 or more	66,052	65,815
Other certificates and time deposits	352,398	365,496
Total deposits	$3,155,137	$3,110,871

The Company has entered into repurchase agreements with some of its customers.  The agreements are one day in length.  At March 31, 2017, these agreements totaled $37,530 and were secured by a pledged amount of $54,072 of mortgage backed securities.  At December 31, 2016, these agreements totaled $38,339 and were secured by a pledged amount of $58,001.  Management monitors the fair value of the securities on a regular basis. If the fair value of the securities declined to an amount approximating these agreements, more securities would be pledged.

NOTE 7 - EARNINGS PER SHARE

Earnings per common share (EPS) were computed as follows:

	2017			2016
	Net	Average	Share	Net	Average	Share
Three Months Ended March 31,	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Common Share
Net income	$12,073	24,114,024	$0.50	$8,766	21,607,289	$0.41
Effect of dilutive warrants		315,979			161,675
Dilutive effect of stock compensation		156,958			104,074
Diluted Earnings Per Common Share
Net income attributable to common shareholders and assumed conversions	$12,073	24,586,961	$0.49	$8,766	21,873,038	$0.40

There were no antidilutive options in the three month periods ending March 31, 2017 or 2016.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2017 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for-sale
U. S. government agency	$386	$—	$386	$—
States and municipal	376,633	—	366,959	9,674
Mortgage-backed securities — residential — Government Sponsored Entity	434,075	—	434,075	—
Collateralized mortgage obligations — Government Sponsored Entity	199,841	—	199,841	—
Equity securities	4,670	4,670	—	—
Other securities	6,603	—	—	6,603
Total investment securities available-for-sale	$1,022,208	$4,670	$1,001,261	$16,277

Mortgage banking derivatives	$821	—	$821	—

Interest rate swap asset	$3,457	—	$3,457	—
Interest rate swap liability	$(3,457)	—	$(3,457)	—

		Fair Value Measurements at December 31, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for-sale
U. S. government agency	$955	$—	$955	$—
States and municipal	369,286	—	359,166	10,120
Mortgage-backed securities — residential — Government Sponsored Entity	446,630	—	446,630	—
Collateralized mortgage obligations — Government Sponsored Entity	179,401	—	179,401	—
Equity securities	4,670	4,670	—	—
Other securities	6,598	—	—	6,598
Total investment securities available-for-sale	$1,007,540	$4,670	$986,152	$16,718

Mortgage banking derivative	$648	—	$648	—

Interest rate swap asset	$3,003	—	$3,003	—
Interest rate swap liability	$(3,003)	—	$(3,003)	—

There were no transfers between Level 1 and Level 2 during the first quarter of 2017 or 2016.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2017 and 2016:

Three months ended March 31:

States and municipal	2017	2016
Beginning balance, January 1	$10,120	$10,858
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(3)	1
Settlements	(443)	(430)
Ending balance, March 31	$9,674	$10,429

Other securities	2017	2016
Beginning balance, January 1	$6,598	$6,524
Total gains or losses (realized / unrealized)
Purchases	—	—
Included in other comprehensive income	5	(1)
Ending balance, March 31	$6,603	$6,523

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2017 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial and industrial	$222			$222
Agricultural	919			919
Hotel	2,782			2,782
Farm real estate	843			843
Other real estate	741			741
Total impaired loans	$5,507			$5,507

Impaired servicing rights	$1,039			$1,039

		Fair Value Measurements at December 31, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial and industrial	$260			$260
Agricultural	972			972
Farm real estate	745			745
Other real estate	560			560
Total impaired loans	$2,537			$2,537

Impaired servicing rights	$1,083			$1,083

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $7,304, with a valuation allowance of $1,797 at March 31, 2017. The Company recorded a charge of $666 to provision expense associated with these loans for the three months ended March 31, 2017 and a charge of $125 to provision expense with these loans for the three month period ending March 31, 2016.  At December 31, 2016, impaired loans had a gross carrying amount of $4,008 with a valuation allowance of $1,471. A breakdown of these loans by portfolio class at March 31, 2017 is as follows:

	Gross	Valuation
	Balance	Allowance	Net
Commercial and industrial	$295	$73	$222
Agricultural	1,595	676	919
Hotel	2,983	201	2,782
Farm real estate	1,371	528	843
Other real estate	1,060	319	741
Ending Balance	$7,304	$1,797	$5,507

Impaired tranches of servicing rights were carried at a fair value of $1,039, which is made up of the gross outstanding balance of $1,239 net of a valuation allowance of $200.  No change occurred in the valuation allowance in the first quarters of 2017 or 2016.  At December 31, 2016, impaired servicing rights were carried at a fair value of $1,083 which was made up of the gross outstanding balance of $1,283, net of a valuation allowance of $200.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016. Impaired commercial loans, commercial real estate loans, and other real estate owned that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.  The fair value of the mortgage servicing rights is valued based on present value of future cash flows to be received taking into account the coupon rate on the mortgage as well as estimated prepayment speeds.

	Fair Value	Valuation	Unobservable	Range/
March 31, 2017	(in thousands)	Technique(s)	Input(s)	Average
Impaired Loans:
Commercial and industrial	$222	Sales comparison approach	Adjustment for differences between comparable sales	19% - 30%
				24% Avg
Agricultural	919	Sales comparison approach	Adjustment for differences between comparable sales	16%-25%
				24% Avg
Hotel	2,782	Sales comparison approach	Adjustment for differences between comparable sales	40%
				40% Avg
Farm real estate	843	Sales comparison approach	Adjustment for differences between comparable sales	16%-25%
				22% Avg
Other real estate	741	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	19% - 40%
				27% Avg
	$5,507

Mortgage servicing rights	$1,039	Cash flow analysis	Discount rate	10%

	Fair Value	Valuation	Unobservable	Range/
December 31, 2016	(in thousands)	Technique(s)	Input(s)	Average
Impaired Loans:
Commercial and industrial	$260	Sales comparison approach	Adjustment for differences between comparable sales	10% - 30%
				18% Avg
Agricultural	972	Sales comparison approach	Adjustment for differences between comparable sales	10%
				10% Avg
Farm real estate	745	Sales comparison approach	Adjustment for differences between comparable sales	10%
				10% Avg
Other real estate	560	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	16% - 31%
				27% Avg
	$2,537

Mortgage servicing rights	$1,083	Cash flow analysis	Discount rate	10%

The carrying amounts and estimated fair values of financial instruments, not previously presented, is as follows:

	Carrying
March 31, 2017	Amount	Level 1	Level 2	Level 3		Total
Assets
Cash and cash equivalents	$77,487	$72,454	$5,033	$		$77,487
Interest bearing time deposits	1,670		1,670			1,670
Loans including loans held for sale, net	2,591,104		4,378		2,624,768	2,629,146
FHLB and other stock	23,960					N/A
Interest receivable	12,561		5,350		7,211	12,561
Liabilities
Deposits	(3,155,137)	(812,301)	(2,339,824)			(3,152,125)
Other borrowings	(137,197)		(137,197)			(137,197)
FHLB advances	(229,737)		(228,539)			(228,539)
Interest payable	(629)		(629)			(629)
Subordinated debentures	(41,239)		(34,084)			(34,084)

	Carrying
December 31, 2016	Amount	Level 1	Level 2	Level 3		Total
Assets
Cash and cash equivalents	$86,552	$75,778	$10,774	$		$86,552
Interest bearing time deposits	1,960		1,960			1,960
Loans including loans held for sale, net	2,639,046		12,598		2,662,431	2,675,029
FHLB and other stock	21,693					N/A
Interest receivable	12,576		5,234		7,342	12,576
Liabilities
Deposits	(3,110,871)	(767,159)	(2,340,824)			(3,107,983)
Other borrowings	(209,672)		(209,686)			(209,686)
FHLB advances	(249,658)		(248,944)			(248,944)
Interest payable	(642)		(642)			(642)
Subordinated debentures	(41,239)		(34,084)			(34,084)

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

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework. The rule implements the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. In general, under the new rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the new rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. Additionally, in order to avoid limitations on capital distributions, the Company will be required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer is being phased in from 0.00% in 2015 to 2.50% in 2019. At March 31, 2017, the capital conservation buffer is 1.250%. At March 31, 2017, the capital levels for the Company and its subsidiary bank remained in excess of the minimum amounts needed for capital adequacy purposes. The new rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity and became effective on January 1, 2015.

Actual and required capital amounts and ratios are presented below:

			Required for		To Be
	Actual		Adequate Capital		Well Capitalized
March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$414,150	14.6%	$227,265	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	391,781	13.8	170,449	6.0	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	350,872	12.4	127,837	4.5	N/A	N/A
Tier 1 capital (to average assets)	391,781	9.9	157,897	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$406,790	14.3%	$227,322	8.0%	$284,152	10.0%
Tier 1 capital (to risk-weighted assets)	384,421	13.5	170,491	6.0	227,322	8.0
Common equity Tier 1 capital (to risk-weighted assets)	384,421	13.5	127,869	4.5	184,699	6.5
Tier 1 capital (to average assets)	384,421	9.8	157,616	4.0	197,021	5.0

			Required for		To Be
	Actual		Adequate Capital		Well Capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$407,802	14.7%	$222,095	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	385,303	13.9	166,571	6.0	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	344,212	12.4	124,928	4.5	N/A	N/A
Tier 1 capital (to average assets)	385,303	9.8	157,671	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$407,939	14.7%	$222,152	8.0%	$277,690	10.0%
Tier 1 capital (to risk-weighted assets)	385,440	13.9	166,614	6.0	222,152	8.0
Common equity Tier 1 capital (to risk-weighted assets)	385,440	13.9	124,960	4.5	180,498	6.5
Tier 1 capital (to average assets)	385,440	9.8	157,390	4.0	196,737	5.0

Management believes as of March 31, 2017, the Company and the Bank met all capital adequacy requirements to which they are subject to be considered well-capitalized. The Company is a source of additional financial strength to the Bank with its $14,000 in cash and its ability to downstream additional capital to the Bank.

NOTE 10 — INCOME TAXES

In accordance with ASC 740-270-50-1, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2017 and 2016 based on the current estimate of the effective annual rate.  The effective tax rate for the first quarter of 2017 was 23.8% versus 22.5% for the same period in 2016.  The increase in the first quarter effective tax rate was due to pre-tax earnings increasing at a greater rate than earnings from tax exempt investments.  The Company’s effective tax rate was lower than its blended statutory rate due to the Company’s investments in tax-exempt securities, tax-exempt loans, company-owned life insurance, and a subsidiary company domiciled in a state with no state or local income tax.

NOTE 11 — DERIVATIVES

The Bank executes interest rate swaps with commercial banking customers to facilitate their risk management strategies. These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Bank agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the customer to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institutions offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Bank’s results of operations.  The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $167.6 million at March 31, 2017 and $143.3 million at December 31, 2016.

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

The fair value of interest rate swaps are summarized below:

	March 31, 2017		December 31, 2016
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps at Fair Value	$167,585	$3,457	$143,300	$3,003

Included in Other Liabilities:
Interest Rate Swaps at Fair Value	$167,585	$3,457	$143,300	$3,003

The effect of derivative instruments on the Consolidated Statement of Income is presented below:

	Three Months Ended
	March 31,
	2017	2016
Interest Rate Swaps - Fee Income
Included in Other Income / (Expense)	$335	$81

NOTE 12 – ACQUISITION

On February 17, 2017, MainSource Bank entered into an agreement with First Service Capital Management, Inc. (“First Service”), located in Elizabethtown, Kentucky, to acquire the assets under management.  The transaction closed on February 17, 2017.  In connection with the acquisition, the Bank also agreed to hire all of the First Service employees, including its four brokers.  The purchase price of approximately $1,750 resulted in intangible assets including goodwill and a customer relationship intangible.  Preliminary amounts have been recorded in the first quarter of 2017 but are still being finalized.  $1,400 was paid on February 17, 2017 upon closing of the transaction and the remaining balance will be earned over the next two years.

On December 19, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FCB Bancorp, Inc., a Kentucky corporation (“FCB”), pursuant to which FCB will merge with and into the Company, whereupon the separate corporate existence of FCB will cease and MainSource will survive (the “Merger”).   After the Merger, The First Capital Bank of Kentucky, a Kentucky-chartered bank and a wholly-owned subsidiary of FCB (“FCB Bank”), will be a wholly-owned subsidiary of MainSource.  The Company anticipates that FCB Bank will merge with and into MainSource Bank during the second quarter, with MainSource Bank as the surviving bank.

FCB’s stockholders approved the merger on April 26, 2017 and the acquisition was completed on April 30, 2017.

At the time of the Merger, stockholders of FCB received (i) 0.9 shares of MainSource common stock (the “Exchange Ratio”) and (ii) $7.00 in cash for each share of FCB common stock owned. In lieu of any fractional shares of MainSource common stock, MainSource distributed an amount in cash equal to such fraction multiplied by the average of the daily closing sales price of MainSource common stock as reported by NASDAQ for the 10 consecutive trading days ending on the third business day preceding the Closing Date .  Additionally, all outstanding and unexercised options to purchase FCB stock vested in full and were converted automatically into the right to receive an amount of cash equal to the product of (i) the difference between (A) $7.00 plus the product of (y) 0.9 and (z) the average of the daily closing sales prices of a share of MainSource common stock as reported on the NASDAQ for the 10 consecutive trading days ending on the third business day preceding the Closing Date minus (B) the exercise price of such FCB stock option, multiplied by (ii) the number of shares of FCB common stock subject to such FCB stock option.   Using the closing price of MSFG stock at April 28, 2017 of $34.20, the value of the acquisition was approximately $59 million.

FCB is the holding company of FCB Bank. FCB Bank was founded in 1911 as a Kentucky-chartered savings and loan association. FCB Bank continues to operate 7 full service branches in Jefferson County, Kentucky. As of March 31, 2017, FCB had $519,206 of total assets, $436,596 of loans, $383,402 of deposits and total equity of $30,396.

Additional disclosures required by ASC 805 have been omitted because the information needed for this disclosure is not available due to the close proximity of the closing of this transaction with the date these financial statements are being issued.

NOTE 13 – BRANCH CLOSURES

In the fourth quarter of 2016, the Company announced that it would be closing the following branches in the first quarter of 2017:  Bloomfield and Jasonville, Indiana and Piqua, Ohio.  As of December 31, 2016, the three branches had approximately $53 million in total deposits.  These branches were closed March 1, 2017.  There was no material impact to the first quarter 2017 earnings, as all costs connected with these closures were accrued in the fourth quarter of 2016 when the Company made the announcement.

 NOTE 14 – SUBSEQUENT EVENT

On May 1, 2017, MainSource Bank entered into an agreement with Capstone Investment Management, LLC. (“Capstone”), located in Greenwood, Indiana to acquire the assets under management.  In connection with the acquisition, the Bank also agreed to hire all of Capstone’s employees.  The purchase price of approximately $1,750 will result in intangible assets including goodwill and a customer relationship intangible.  These amounts are currently being calculated and the amounts will be included in the second quarter of 2017 results.

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

Forward-Looking Statements

Except for historical information contained herein, the discussion in this report includes certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding the Company’s plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. Other statements identified by words such as “expects,” “anticipates,” “will,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “positioned,” “projects,” or words of similar meaning generally are intended to identify forward-looking statements. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The Company disclaims any intent or obligation to update such forward looking statements. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Company’s loan and investment portfolios; the Company’s ability to integrate acquisitions, the impact of our continuing acquisition strategy, and other factors, including the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and in other reports the Company files from time to time with the Securities and Exchange Commission.

Results of Operations

Net income for the first quarter of 2017 was $12,073 compared to net income of $8,766 for the first quarter of 2016. The increase in net income was primarily attributable to increases in net interest income of $5,915, mortgage banking of $602 and interchange income of $419, and a reduction (to $0) of the loan loss provision expense.  The increase in net interest income was a result of higher earning assets due to the purchase of Cheviot Financial Corp. in the second quarter of 2016.  The increase in interchange income is also a result of the Cheviot Financial Corp. acquisition which increased the Company’s debit cards in use. Offsetting these positive items to net income were increases in salaries and employee benefits of $2,857,  an increase in occupancy expenses of $168, and an increase in equipment expenses of $321. The increases in salaries and benefits, occupancy expenses, and equipment expenses are the result of the aforementioned acquisition.  Diluted earnings per common share for the first quarter of 2017 totaled $0.49, a $0.09 increase from the $0.40 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’ equity was 10.79% for the first quarter of 2017 while return on average assets was 1.21% for the same period, compared to 9.06% and 1.04% respectively, in the first quarter of 2016.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. First quarter net interest income of $32,287 in 2017 was an increase of 22.4% versus the first quarter of 2016. Average earning assets were $597 million higher in the first quarter of 2017 compared to 2016 with the majority of the increase attributable to loan growth and securities growth. The growth came from the acquisition of Cheviot in the second quarter of 2016.  Also affecting margin was an increase in average demand deposits of $115 million.  Net interest margin, on a fully-taxable equivalent basis, was 3.76% for the first quarter of 2017, a ten basis point increase compared to 3.66% for the same period a year ago and seven basis point increase on a linked quarter basis.

The following tables summarize net interest income (on a tax-equivalent basis) for the three month periods ending March 31, 2017 and 2016.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)* - three months ended March 31

	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Rate***	Balance	Interest	Rate***
Assets
Short‑term investments	$10,551	$21	0.81%	$13,167	$16	0.49%
Federal funds sold and money market accounts	16,352	45	1.12	19,704	26	0.53
Securities
Taxable	675,195	4,176	2.51	594,017	3,246	2.20
Non‑taxable*	360,323	4,926	5.54	326,417	4,583	5.65
Total securities	1,035,518	9,102	3.56	920,434	7,829	3.42
Loans**
Commercial*	1,685,123	18,150	4.37	1,361,519	14,561	4.30
Residential real estate	567,987	6,014	4.29	432,482	4,406	4.10
Consumer	377,681	3,814	4.10	349,328	3,743	4.31
Total loans	2,630,791	27,978	4.31	2,143,329	22,710	4.26
Total earning assets	3,693,212	37,146	4.08	3,096,634	30,581	3.97
Cash and due from banks	59,298			52,207
Unrealized gains (losses) on securities	5,311			26,252
Allowance for loan losses	(22,691)			(21,763)
Premises and equipment, net	76,826			63,983
Intangible assets	108,584			80,430
Accrued interest receivable and other assets	132,877			100,362
Total assets	$4,053,417			$3,398,105
Liabilities
Interest‑bearing deposits DDA, savings, and money market accounts	$1,918,573	$547	0.12	$1,682,928	$471	0.11
Certificates of deposit	422,604	423	0.41	316,517	447	0.57
Total interest‑bearing deposits	2,341,177	970	0.17	1,999,445	918	0.18
Short‑term borrowings	195,585	494	1.02	27,338	13	0.19
Subordinated debentures	40,000	381	3.86	40,000	343	3.45
Notes payable and FHLB borrowings	245,600	1,074	1.77	282,567	1,100	1.57
Total interest‑bearing liabilities	2,822,362	2,919	0.42	2,349,350	2,374	0.41
Demand deposits	754,746			639,404
Other liabilities	22,338			20,147
Total liabilities	3,599,446			3,008,901
Shareholders’ equity	453,971			389,204
Total liabilities and shareholders’ equity	$4,053,417	2,919	0.32***	$3,398,105	2,374	0.31***
Net interest income		$34,227	3.76****		$28,207	3.66****
Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$1,940			$1,835

*	Adjusted to reflect income related to securities and loans exempt from Federal income taxes of 35%
**	Nonaccruing loans have been included in the average balances.
***	Annualized
****	Net interest income divided by total earning assets.

Volume/Rate Analysis of Changes in Net Interest Income

(Tax Equivalent Basis)

	1Q 2017 OVER 1Q 2016
	Volume	Rate	Total
Interest income
Loans	$5,002	$266	$5,268
Securities	953	320	1,273
Federal funds sold and money market funds	(5)	24	19
Short-term investments	(4)	9	5
Total interest income	5,946	619	6,565
Interest expense
Interest bearing DDA, savings, and money market accounts	$64	$12	$76
Certificates of deposit	126	(150)	(24)
Borrowings	457	(2)	455
Subordinated debentures	—	38	38
Total interest expense	647	(102)	545
Change in net interest income	5,299	721	6,020
Change in tax equivalent adjustment			105
Change in net interest income before tax equivalent adjustment			$5,915

Variances not attributed to rate or volume are allocated between rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

First quarter non-interest income for 2017 was $12,996 compared to $11,589 for the first quarter of 2016.  Contributing to the increase of $1,407 was an increase in interchange income of $419 and mortgage banking of $602.  The acquisition of Cheviot Savings Corp. increased the number of debit cards in use. The continued low interest rate environment has kept mortgage rates low.

Non-interest Expense

The Company’s non-interest expense was $29,429 for the first quarter of 2017, compared to $26,157 for the same period in 2016.  The primary reasons for the increase were increases in salaries and employee benefits of $2,857, net occupancy expenses of $168, and equipment expenses of $321.  The increases  were related to the acquisition of Cheviot in the second quarter of 2016.  The Company’s efficiency ratio was 62.3% for the first quarter of 2017 compared to 65.7% for the same period a year ago.

Income Taxes

The effective tax rate for the first quarter of 2017 was 23.8% versus 22.5% for the same period  of 2016.  The increase was due to the increase in pre-tax income in the first quarter of 2017 with non-taxable income comprising a lower component of the total.

The Company’s effective tax rate was lower than its blended statutory rate due to the Company’s investments in tax-exempt securities, tax-exempt loans, company-owned life insurance, and a subsidiary company domiciled in a state with no state or local income tax.

Financial Condition

Total assets at March 31, 2017 were $4,042,475, a 0.9% decrease from total assets of $4,080,257 as of December 31, 2016.  The decrease was primarily the result of a reduction in loan balances.  Average earning assets represented 91.1% of average total assets for the first quarter of 2017 and 91.1% for the same period in 2016. Average loans represented 85.2%  of average deposits in the first quarter of 2017 and 81.4% for the comparable period in 2016.  Average loans as a percent of average assets were 65.1% and 63.2% for the three month periods ended March 31, 2017 and 2016, respectively.

Deposits were flat at March 31, 2017 compared to December 31, 2016.

Shareholders’ equity was $460 million on March 31, 2017 compared to $449 million on December 31, 2016.  Book value (shareholders’ equity) per common share was $19.04 at March 31, 2017 versus $18.68 at year-end 2016. Accumulated other comprehensive income increased book value per share by $0.17 at March 31, 2017 and increased book value per share by $0.13 at December 31, 2016.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.

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

Total loans (excluding loans held for sale) decreased $37,063 from year end 2016.  Almost all loan categories saw a reduction in balances.  Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 23.0% of total loans at March 31, 2017 and 22.9% at December 31, 2016. On March 31, 2017, the Company had $4,370 of loans held for sale, which was a $8,109 decrease from the year-end balance of $12,479. The Company generally retains the servicing rights on mortgages sold.

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

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Amount	$23,408	$21,213	$18,277	$19,829	$14,428
Percent of loans	0.90%	0.80%	0.71%	0.78%	0.67%

Of the $23,408 of non-performing loans at March 31, 2017,  $8,923 had a specific reserve allocated of $1,903.

A reconciliation of the non-performing assets for the first three months of 2017 and 2016 is as follows:

	2017	2016
Beginning Balance — NPA — January 1	$23,088	$17,998
Non-accrual
Add: New non-accruals	9,051	1,627
Less: To accrual/payoff/restructured	(4,107)	(1,162)
Less: To OREO	(441)	(537)
Less: Net charge offs	(130)	(1,441)
Increase/(Decrease): Non-accrual loans	4,373	(1,513)
Other Real Estate Owned (OREO)
Add: New OREO properties	441	537
Less: OREO sold	(496)	(586)
Less: OREO losses (write-downs)	(37)	(19)
Increase/(Decrease): OREO	(92)	(68)
Increase/(Decrease): Repossessions	—	20
Increase/(Decrease): 90 Days Delinquent	(2,135)	—
Increase/(Decrease): TDR’s	(43)	(98)
Total NPA change	2,103	(1,659)
Ending Balance — NPA — March 31,	$25,191	$16,339

At March 31, 2017, the Company had eight non-accrual loans over $250.  This was an increase of three from the number at December 31, 2016.  Three of these loans were acquired in the Cheviot acquisition.  These loans are real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses. In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate, other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Company by increasing the ultimate probability of collection. The Company reviews each relationship before it grants the concession to ensure the creditor can comply with the new terms. To date, most of the concessions have been extensions of maturity dates.

The Company saw a reduction in its Special Mention and Substandard Loans in the first quarter of 2017.  These loans decreased $10,634 from the end of 2016.  $4,722 of the decrease was the downgrade of 3 loans to non-accrual and $6,125 of the decrease was due to a payoff of the loans.

The provision for loan losses was $0 in the first quarter of 2017 compared to $500 for the same period in 2016 and $850 for the fourth quarter of 2016. The decrease in provision expense from the first quarter of 2016 was primarily due to the reduction in loan balances as well a large recovery on a  charged-off loan from a prior period.

The Company had net charge-offs of $130 for the first quarter of 2017 compared to net charge-offs of $1,441  for the same period a year ago.

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The allowance for loan losses as of March 31, 2017 was considered adequate by management.  The allowance for loan losses was $22,369 as of March 31, 2017 and represented 0.86% of total outstanding loans compared to $22,499 as of December 31, 2016 or 0.85% of total outstanding loans.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of March 31,  2017, the Company had $1,022,208 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $6,212 was recorded to adjust the AFS portfolio to current market value at March 31, 2017, compared to an unrealized pre-tax gain of $4,737 at December 31, 2016. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future and the decline in fair value is largely due to temporary illiquidity and not necessarily the expected cash flows of the individual securities. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances, fed funds sold, and lines of credit are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 83.8% and 85.2% of total average earning assets for the three month periods ending March 31 2017 and 2016. Total interest-bearing deposits averaged 75.6% and 75.8% of average total deposits for the three month periods ending March  31, 2017 and 2016, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had long term FHLB advances of $229,737 outstanding at March 31, 2017. These advances have interest rates ranging from 1.04% to 2.67%.  These advances were long term advances with approximately $45,000 maturing in 2018, $60,000 maturing in 2019, $55,000 maturing in 2020, and $70,000 maturing in 2021 and beyond.

The Company has short term FHLB advances of $83,000 outstanding at March 31, 2017 at an interest rate of 1.14%.  These advances have a maturity of six month or less.

The Company has repurchase agreements totaling $37,530 at March 31, 2017.  The agreements are one day in length.

The Company also obtained a $30,000 term loan in the second quarter of 2016.  At March 31, 2017 the loan had a current balance of $16,667 and an interest rate of 3.0625%.

Capital Resources

Total shareholders’ equity was $459,779 at March 31, 2017,  which was an increase of $10,285 compared to the $449,494 of shareholders’ equity at December 31, 2016. The increase in shareholders’ equity was attributable to the Company’s net income of $12,073, activity in stock option and restricted stock programs of $1,357, and other comprehensive income of $959, offset by common dividends paid of $3,862 and purchase of stock in connection with stock option exercises and vesting of restricted stock of $242 for the first three months of 2017.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. On January 1, 2015 the Federal Reserve established an integrated regulatory framework that required a new ratio of common equity Tier 1 capital to risk-weighted assets as well raising the minimum ratio of Tier 1 capital to risk-weighted assets.  At March 31, 2017, Tier 1 capital to total average assets was 9.9%. Common equity Tier 1 capital to risk-adjusted assets was 12.4%.  Tier 1 capital to risk-adjusted assets was 13.8%. Total capital to risk-adjusted assets was 14.6%. All four ratios exceed all required ratios established for bank holding companies.  Additionally, in order to avoid limitations on capital distributions, the Company will be required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer is being phased in from 0.00% in 2015 to 2.50% in 2019. At March 31, 2017, the capital conservation buffer is 1.250%.  The capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes.  Risk-adjusted capital levels of the Bank exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.16 per share in the first quarter of 2017 versus $0.15 per share for the first quarter of 2016.  The Company has increased its common dividend in the last few quarters as its net income has increased.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 79.5% of total earning assets for the three months ended March 31, 2017 and 81.2% for the same period in 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and quarterly by the Credit and Risk Committee of the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2017 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

The Company purchased the following equity securities of the Company during the quarter ended March 31, 2017:

			Total Number of Shares	Maximum Number (or
			(or Units) Purchased as	Approximate Dollar Value)
	Total Number		Part of Publicly	of Shares (or Units) That
	of Shares (or	Average Price Paid Per	Announced Plans or	May Yet Be Purchased
Period	Units) Purchased (1)	Share (or Unit)	Programs	Under the Plans or Programs
January 1‑31, 2017	—	$—	—	—
February 1‑28, 2017	6,931	32.98	—	—
March 1-31, 2017	400	34.41	—	—
Total:	7,331	$29.90	—	—

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

101

The following financial statements and notes from the MainSource Financial Group Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows; and (v) the Notes to the consolidated financial statements.

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

May 9, 2017

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

May 9, 2017

/s/ James M. Anderson
James M. Anderson
Executive Vice President & Chief Financial Officer