Form 10-Q
period 2017-06-30
MAINSOURCE FINANCIAL GROUP
filed 2017-08-08
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

As of August 8, 2017 there were outstanding 25,576,354 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except share and per share data)

Item 1. Financial Statements

	(Unaudited)
	June 30,	December 31,
	2017	2016
Assets
Cash and due from banks	$79,390	$75,778
Money market funds and federal funds sold	3,338	10,774
Cash and cash equivalents	82,728	86,552
Interest bearing time deposits	1,915	1,960
Securities available for sale	1,079,555	1,007,540
Loans held for sale	6,780	12,479
Loans, net of allowance for loan losses of $22,306 and $22,499	3,006,380	2,629,174
FHLB and other stock, at cost	27,331	21,693
Premises and equipment, net	87,024	76,426
Goodwill	135,079	101,315
Purchased intangible assets	14,687	7,419
Cash surrender value of life insurance	87,962	80,539
Interest receivable and other assets	60,115	55,160
Total assets	$4,589,556	$4,080,257
Liabilities
Deposits
Noninterest bearing	$849,470	$767,159
Interest bearing	2,672,873	2,343,712
Total deposits	3,522,343	3,110,871
Other borrowings	210,338	209,672
Long term Federal Home Loan Bank (FHLB) advances	270,977	249,658
Subordinated debentures	47,149	41,239
Other liabilities	22,325	19,323
Total liabilities	4,073,132	3,630,763
Commitments and contingent liabilities
Shareholders’ equity
Preferred stock, no par value
Authorized shares — 400,000
Issued shares — 0
Outstanding shares — 0	—	—
Common stock $.50 stated value:
Authorized shares — 100,000,000
Issued shares — 26,119,307 and 24,682,189
Outstanding shares — 25,575,804 and 24,067,364	13,240	12,463
Treasury stock — 543,503 and 614,825 shares, at cost	(9,816)	(10,909)
Additional paid-in capital	346,581	299,116
Retained earnings	159,266	145,745
Accumulated other comprehensive income	7,153	3,079
Total shareholders’ equity	516,424	449,494
Total liabilities and shareholders’ equity	$4,589,556	$4,080,257

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share data)

	(Unaudited)		(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income
Loans, including fees	$31,431	$24,557	$59,183	$47,028
Securities
Taxable	4,406	3,232	8,582	6,479
Tax exempt	3,271	3,000	6,483	5,986
Other interest income	94	81	160	123
Total interest income	39,202	30,870	74,408	59,616
Interest expense
Deposits	1,415	1,110	2,385	2,028
Federal Home Loan Bank advances	1,305	1,089	2,379	2,189
Subordinated debentures	499	353	880	696
Other borrowings	472	120	966	133
Total interest expense	3,691	2,672	6,610	5,046
Net interest income	35,511	28,198	67,798	54,570
Provision for loan losses	100	205	100	705
Net interest income after provision for loan losses	35,411	27,993	67,698	53,865
Non-interest income
Service charges on deposit accounts	5,180	5,219	9,971	9,901
Interchange income	3,034	2,805	6,088	5,440
Mortgage banking	2,688	2,743	5,080	4,533
Trust and investment product fees	1,299	1,253	2,496	2,463
Increase in cash surrender value of life insurance	447	344	852	646
Net realized gains on securities (includes $9 and $22 accumulated other comprehensive income (AOCI) reclassifications for realized net gains on available for sale securities in 2017 and $104 and $121 in 2016	9	104	22	121
Gain on sale and write-down of OREO	60	37	182	186
Other income	814	1,233	1,836	2,037
Total non-interest income	13,531	13,738	26,527	25,327
Non-interest expense
Salaries and employee benefits	17,621	15,884	35,338	30,744
Net occupancy	2,668	2,204	5,097	4,465
Equipment	3,400	3,115	6,784	6,178
Intangibles amortization	496	369	800	697
Telecommunications	598	428	969	797
Stationery printing and supplies	329	239	628	546
FDIC assessment	365	435	689	855
Marketing	980	1,089	1,745	1,743
Collection expense	364	170	595	422
Prepayment penalty on FHLB advance	214	—	214	—
Acquisition related expenses	5,576	6,363	5,576	6,363
Interchange expense	910	915	1,707	1,728
Other expenses	2,914	2,886	5,722	5,716
Total non-interest expense	36,435	34,097	65,864	60,254
Income before income tax	12,507	7,634	28,361	18,938
Income tax expense (includes $3 and $8 income tax expense from AOCI reclassification items in 2017 and $36 and $42 in 2016)	2,853	1,517	6,634	4,055
Net income attributable to common shareholders	$9,654	$6,117	$21,727	$14,883
Net income per common share:
Basic	$0.38	$0.27	$0.88	$0.67
Diluted	$0.38	$0.27	$0.87	$0.66
Dividend per share	$0.17	$0.15	$0.33	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

	(Unaudited)		(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$9,654	$6,117	$21,727	$14,883
Other comprehensive income:
Unrealized holding gains/(losses) on securities available for sale	4,775	8,589	6,263	18,848
Reclassification adjustment for (gains) included in net income	(9)	(104)	(22)	(121)
Tax effect	(1,668)	(2,970)	(2,184)	(6,554)
Net of tax	3,098	5,515	4,057	12,173
Unrealized holding gains/(losses) on cash flow hedge	26	—	26	—
Tax effect	(9)	—	(9)	—
Net of tax	17	—	17	—
Total other comprehensive income	3,115	5,515	4,074	12,173
Comprehensive income	$12,769	$11,632	$25,801	$27,056

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	(Unaudited)
	Six months ended
	June 30,
	2017	2016
Operating Activities
Net income	$21,727	$14,883
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100	705
Depreciation expense	3,983	3,538
Amortization of mortgage servicing rights	663	631
(Recovery)/additional impairment of valuation allowance on mortgage servicing rights	—	50
Securities amortization, net	1,954	2,616
Amortization of purchased intangible assets	800	697
Earnings on cash surrender value of life insurance policies	(852)	(646)
Prepayment penalty on FHLB advance	214	—
Securities gains, net	(22)	(121)
Gain on loans sold	(3,057)	(3,448)
Loans originated for sale	(106,756)	(116,939)
Proceeds from loan sales	115,512	114,958
Stock based compensation expense	518	477
Stock portion of director retainer fee expense	171	179
(Gain)/Loss on sale and write-down of OREO	(182)	(186)
Excess tax benefit related to stock based compensation	(397)	—
Change in other assets and liabilities	1,482	(8,075)
Net cash provided by operating activities	35,858	9,319
Investing Activities
Net change in short term investments	45	245
Purchases of securities available for sale	(138,244)	(143,309)
Proceeds from calls, maturities, and payments on securities available for sale	58,551	64,011
Proceeds from sales of securities available for sale	55,485	78,123
Loan originations and payments, net	49,849	(35,910)
Purchases of premises and equipment	(4,718)	(9,488)
Proceeds from sale of OREO	1,320	1,616
Proceeds from redemption of restricted stock	251	2,835
Purchase of restricted stock	(2,471)	(3,284)
Cash received/(paid) from business acquisitions, net	2,175	(11,289)
Net cash used by investing activities	22,243	(56,450)
Financing Activities
Net change in deposits	44,601	4,075
Net change in other borrowings	(72,965)	72,583
Proceeds from FHLB advances	38,000	395,000
Repayment of FHLB advances	(60,699)	(427,024)
Proceeds from term debt	—	30,000
Cash dividends on common stock	(8,206)	(6,868)
Purchase of treasury shares	(367)	(306)
Repayment on term debt	(3,333)	—
Proceeds from exercise of stock options	1,044	521
Net cash provided by financing activities	(61,925)	67,981
Net change in cash and cash equivalents	(3,824)	20,850
Cash and cash equivalents, beginning of period	86,552	67,578
Cash and cash equivalents, end of period	$82,728	$88,428
Supplemental cash flow information
Interest paid	$6,959	$4,932
Income taxes paid	5,790	2,655
Supplemental non cash disclosure
Loan balances transferred to foreclosed real estate	1,108	983

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).”  ASU 2016-02 requires lessees and lessors to classify leases as either capital leases or operating leases.  ASU 2016-02 also requires lessees to recognize assets and liabilities for all leases with the exception of short term leases.  There are new disclosure requirements for these leases which will provide users of financial statements with information to understand the amount, timing, and uncertainty of cash flows arising from leases.  ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018.  The Company currently has prepared a worksheet of all of its leases and will be reviewing them during the next two years to determine the impact on the Company’s financial statements.

In March 2016, the FASB issued (ASU) No. 2016-09 “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than previously allotted for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. ASU 2016-09 is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years.  The Company implemented this ASU in the first quarter of 2017.  The impact of this ASU resulted in a $397 reduction in income tax expense for the first quarter of 2017.  The Company has also elected to recognize forfeitures as they occur.  There was no cumulative adjustment to retained earnings to account for these forfeitures as the estimated forfeiture rate previously used was minimal.

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

In January 2017, the FASB issued (ASU) No. 2017-04 “Intangibles – Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.”   ASU 2017-04 eliminates Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company has assessed ASU 2017-04 and does not expect it to have a material impact on its accounting and disclosures.

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

The following table summarizes stock option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(years)	Value
Outstanding, beginning of year	193,114	$12.09
Granted	—	—
Exercised	(82,297)	12.69
Forfeited or expired	(400)	13.67
Outstanding at end of period	110,417	$11.63	4.6	$2,416
Exercisable at end of period	99,013	$11.10	4.3	$2,219

The following table details stock options outstanding:

	June 30,	December 31,
	2017	2016
Stock options vested and currently exercisable:
Number	99,013	181,710
Weighted average exercise price	$11.10	$11.83
Aggregate intrinsic value	$2,219	$4,101
Weighted average remaining life (in years)	4.3	3.8

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $7 and $15 in stock compensation expense during the three and six months ended June 30, 2017 and $21 and $43 in stock compensation expense during the three and six months ended June 30, 2016 respectively to salaries and employee benefits. There were no options granted in the first two quarters of 2017 or 2016.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2017 is estimated as follows:

Year	(in thousands)
July 2017 - December 2017	$15

During 2016 and the first two quarters of 2017, the Executive Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers and other employees pursuant to the Company’s Long Term Incentive Plan (“LTIP”). Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The restricted stock awards for employees vest as follows — 100% on the third anniversary of the date of grant. A total of 12,802 and 13,500 shares of common stock were granted in the first and second quarters of 2017 at a weighted average cost of $34.99 and $33.68 per share, respectively.  A total of 24,152 and 16,000 shares of common stock were granted in the first and second quarters of 2016 at a weighted average cost of $21.47 and $22.47 per share, respectively.

A summary of changes in the Company’s nonvested restricted shares for 2017 follows:

		Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2017	104,319	$20.03
Granted	26,302	34.32
Vested	(27,432)	16.28
Forfeited	—	—
Nonvested at June 30, 2017	103,189	$24.67

As of June 30, 2017, there was $1,654 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the 2015 Plan that will be recognized over the remaining vesting period of approximately 2.4 years. The recognized compensation costs related to the plans were $212 and $414 for the three and six month periods ending June 30, 2017 and $203 and $352 for the three and six months periods ending June 30, 2016, respectively.

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

The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The performance share units are earned over the three year period of the award. A total of 11,302 performance share units were granted in the first quarter of 2017 at a weighted average cost of $35.04 per share.  A total of 16,152 performance share units were granted in the first quarter of 2016 at a weighted average cost of $21.41 per share.  No shares were granted in the second quarters of 2017 and 2016.  Compensation expense is recognized over the three year performance period of the awards based on the fair value of the stock at the issue date and the anticipated achievement level of the target performance.  Quarterly, the performance measures will be reevaluated and adjustments made to the expense recorded in the financial statements, if needed, to reflect the new revised achievement levels.  $50 and $89 of expense was recognized on these awards for the three and six month periods ending June 30, 2017.  $56 and

$82 of expense was recognized on these awards for the three and six month periods ending June 30, 2016.  A total of $579 will be expensed in future periods if the Target level is achieved.

In the second quarter of 2017, members of the Board of Directors received their annual retainer in restricted Company stock for the following Board year ended with the 2018 annual meeting of shareholders. The 2017 award vests quarterly for all directors who remain on the Board of Directors on the vesting dates, with 25% of the award vesting on each of May 1, August 1, and November 1, 2017, and February 1, 2018. The value of the 2017 retainer award was determined by multiplying the award amount by the closing price of the stock on the date of the 2017 annual meeting of shareholders.  No shares were issued in the first quarter of 2017.

For all awards, other expense is recognized over the three month period of the awards based on the fair value of the stock at the issue dates. Shares awarded by quarter were as follows:

Quarter		Shares	Price per Share
2017	2Q	8,204	$34.15

A total of $71 and $171 was recognized as other expense in the three and six month periods ending June 30, 2017, and $90 and $179 was recognized as other expense in the three and six month periods ending June 30, 2016, respectively.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of June 30, 2017
Available for Sale
U. S. government agency	$116	$1	$—	$117
State and municipal	373,881	13,742	(1,194)	386,429
Mortgage-backed securities-residential (Government Sponsored Entity)	465,742	1,494	(3,296)	463,940
Collateralized mortgage obligations (Government Sponsored Entity)	219,234	1,265	(1,109)	219,390
Equity securities	4,670	—	—	4,670
Other securities	4,934	75	—	5,009
Total available for sale	$1,068,577	$16,577	$(5,599)	$1,079,555

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of December 31, 2016
Available for Sale
U. S. government agency	$951	$4	$—	$955
State and municipal	361,335	10,799	(2,848)	369,286
Mortgage-backed securities-residential (Government Sponsored Entity)	450,006	1,253	(4,629)	446,630
Collateralized mortgage obligations (Government Sponsored Entity)	179,314	1,514	(1,427)	179,401
Equity securities	4,670	—	—	4,670
Other securities	6,527	71	—	6,598
Total available for sale	$1,002,803	$13,641	$(8,904)	$1,007,540

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity or with no maturity are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$16,223	$16,444
One through five years	85,639	89,449
Six through ten years	98,487	103,072
After ten years	178,582	182,590
Mortgage-backed securities-residential (Government Sponsored Entity)	465,742	463,940
Collateralized mortgage obligations (Government Sponsored Entity)	219,234	219,390
Equity securities	4,670	4,670
Total available for sale securities	$1,068,577	$1,079,555

Proceeds from sales of securities available for sale were $52,385 and $73,888 for the three months ended June 30, 2017 and 2016, respectively. Gross gains of $138 and $104 and gross losses of $129 and $0 were realized on these sales during 2017 and 2016, respectively.  Income taxes on these net gains were $3 and $36 in 2017 and 2016.

Proceeds from sales of securities available for sale were $55,485 and $78,123 for the six months ended June 30, 2017 and 2016, respectively. Gross gains of $152 and $121 and gross losses of $130 and $0 were realized on these sales during 2017 and 2016, respectively.  Income taxes on these net gains were $8 and $42 in 2017 and 2016.

Below is a summary of securities with unrealized losses as of June 30, 2017 and December 31, 2016 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
June 30, 2017		Unrealized		Unrealized		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U. S. government agency	$—	$—	$—	$—	$—	$—
State and municipal	49,178	(1,164)	467	(30)	49,645	(1,194)
Mortgage-backed securities-residential (Government Sponsored Entity)	227,307	(3,296)	—	—	227,307	(3,296)
Collateralized mortgage obligations (Government Sponsored Entity)	80,687	(905)	7,801	(204)	88,488	(1,109)
Other securities	—	—	—	—	—	—
Total temporarily impaired	$357,172	$(5,365)	$8,268	$(234)	$365,440	$(5,599)

	Less than 12 months		12 months or longer		Total
December 31, 2016		Unrealized		Unrealized		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U. S. government agency	$—	$—	$—	$—	$—	$—
State and municipal	95,822	(2,848)	—	—	95,822	(2,848)
Mortgage-backed securities-residential (Government Sponsored Entity)	335,668	(4,629)	—	—	335,668	(4,629)
Collateralized mortgage obligations (Government Sponsored Entity)	77,694	(1,202)	8,518	(225)	86,212	(1,427)
Other securities	—	—	—	—	—	—
Total temporarily impaired	$509,184	$(8,679)	$8,518	$(225)	$517,702	$(8,904)

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

As of June 30, 2017, the Company’s securities portfolio consisted of 982 securities, 143 of which were in an unrealized loss position.  Unrealized losses on state and municipal securities of $1,194 have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to changes in interest rates. The Company monitors the financial condition of these issuers. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

At June 30, 2017, almost all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac institutions, which the government has affirmed its commitment to support. Because the decline in fair value of approximately $3,296 is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2017.

The Company’s collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations with a market value of $88,488 which had unrealized losses of approximately $1,109 at June 30, 2017. As noted above, the decline in fair value is attributable to changes in interest rates and illiquidity and not credit quality. The Company monitors to insure it has adequate credit support and as of June 30, 2017, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. All securities are investment grade.

NOTE 4 - LOANS AND ALLOWANCE

Loans were as follows:

	June 30,	December 31,
	2017	2016
Commercial
Commercial and industrial	$492,942	$461,092
Agricultural	62,687	73,467
Commercial Real Estate
Farm	101,859	111,807
Hotel	117,027	91,213
Construction and development	123,521	102,598
Other	1,081,508	857,078
Residential
1-4 family	684,187	608,366
Home equity	299,728	284,147
Consumer
Direct	64,958	61,574
Indirect	269	331
Total loans	3,028,686	2,651,673
Allowance for loan losses	(22,306)	(22,499)
Net loans	$3,006,380	$2,629,174

The Company purchased some financing receivables in the last several years.  The investment by portfolio class at June 30, 2017 and December 31, 2016 is as follows.  These loans are included in the above table and all other tables below at the recorded investment amount.

	June 30,	December 31,
	2017	2016
Commercial and industrial	$22,074	$13,875
Agricultural	848	872
Construction and development	41,013	16,634
Farm real estate	1,944	389
Hotel	13,201	2,983
Other real estate	391,582	164,505
1-4 family	271,059	206,044
Home equity	28,880	14,342
Direct	3,424	2,517
	$774,025	$422,161

The remaining accretable discount on the above loans was $13,513 and $7,313 at June 30, 2017 and December 31, 2016 respectively, with the non-accretable discount being $5,178 and $4,262 at June 30, 2017 and December 31, 2016.

Activity in the allowance for loan losses for the three months ended June 30, 2017 and 2016 was as follows:

		Commercial
2017	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, April 1	$9,220	$7,937	$3,987	$1,225	$22,369
Provision charged to expense	(107)	(89)	260	36	100
Losses charged off	(123)	(252)	(270)	(765)	(1,410)
Recoveries	358	270	44	575	1,247
Balance, June 30	$9,348	$7,866	$4,021	$1,071	$22,306

		Commercial
2016	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, April 1	$5,989	$9,668	$4,553	$869	$21,079
Provision charged to expense	937	(1,502)	387	383	205
Losses charged off	(65)	(78)	(342)	(843)	(1,328)
Recoveries	79	692	79	662	1,512
Balance, June 30	$6,940	$8,780	$4,677	$1,071	$21,468

Activity in the allowance for loan losses for the six months ended June 30, 2017 and 2016 was as follows:

		Commercial
2017	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, January 1	$9,654	$7,706	$4,247	$892	$22,499
Provision charged to expense	(137)	(249)	11	475	100
Losses charged off	(597)	(457)	(453)	(1,651)	(3,158)
Recoveries	428	866	216	1,355	2,865
Balance, June 30	$9,348	$7,866	$4,021	$1,071	$22,306

		Commercial
2016	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, January 1	$6,511	$10,702	$3,859	$948	$22,020
Provision charged to expense	827	(2,089)	1,471	496	705
Losses charged off	(627)	(581)	(845)	(1,717)	(3,770)
Recoveries	229	748	192	1,344	2,513
Balance, June 30	$6,940	$8,780	$4,677	$1,071	$21,468

The following table presents the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment method at June 30, 2017 and December 31, 2016.

		Commercial
June 30, 2017	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Ending Balance individually evaluated for impairment	$769	$1,019	$144	$—	$1,932
Ending Balance collectively evaluated for impairment	8,579	6,612	3,877	1,071	20,139
Ending Balance acquired with deteriorated credit quality	—	235	—	—	235
Total ending allowance balance	$9,348	$7,866	$4,021	$1,071	$22,306
Loans
Ending Balance individually evaluated for impairment	$2,124	$6,163	$7,997	$986	$17,270
Ending Balance collectively evaluated for impairment	553,505	1,404,920	974,271	64,241	2,996,937
Ending Balance acquired with deteriorated credit quality	—	12,832	1,647	—	14,479
Total ending loan balance excludes $8,060 of accrued interest	$555,629	$1,423,915	$983,915	$65,227	$3,028,686

		Commercial
December 31, 2016	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Ending Balance individually evaluated for impairment	$898	$755	$147	$—	$1,800
Ending Balance collectively evaluated for impairment	8,756	6,951	4,100	892	20,699
Total ending allowance balance	$9,654	$7,706	$4,247	$892	$22,499
Loans
Ending Balance individually evaluated for impairment	$2,705	$7,904	$10,458	$130	$21,197
Ending Balance collectively evaluated for impairment	531,854	1,147,536	880,357	61,775	2,621,522
Ending Balance acquired with deteriorated credit quality	—	7,256	1,698	—	8,954
Total ending loan balance excludes $7,342 of accrued interest	$534,559	$1,162,696	$892,513	$61,905	$2,651,673

The allowance for loans collectively evaluated for impairment consists of reserves on groups of similar loans based on historical loss experience adjusted for other factors, as well as reserves on certain loans that are classified but determined not to be impaired based on an analysis which incorporates probability of default with a loss given default scenario. The reserves on these loans totaled $1,558 at June 30, 2017 and $2,697 at December 31, 2016.

In connection with the previous acquisitions, the Company acquired $25,417 of purchased credit impaired loans with $6,404 of non accretable yield and no accretable yield.  The Company provided an additional allowance for loan losses of $235 on these loans at June 30, 2017.

The recorded investment in loans excludes accrued interest receivable due to immateriality.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2017 and December 31, 2016.  Performing troubled debt restructurings totaling $393 and $1,925 were excluded as allowed by ASC 310-40.

			Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
June 30, 2017	Balance	Investment	Allocated
With an allowance recorded
Commercial
Commercial and industrial	$179	$142	$68
Agricultural	1,488	1,488	701
Commercial Real Estate
Farm	1,347	1,345	550
Hotel	4,196	2,950	201
Construction and development	—	—	—
Other	1,858	1,752	503
Residential
1-4 Family	1,071	1,026	143
Home Equity	101	101	1
Consumer
Direct	—	—	—
Indirect	—	—	—
Subtotal — impaired with allowance recorded	10,240	8,804	2,167
With no related allowance recorded
Commercial
Commercial and industrial	$850	$350	$—
Agricultural	144	144	—
Commercial Real Estate
Farm	577	314	—
Hotel	—	—	—
Construction and development	1,758	1,454	—
Other	5,077	2,951	—
Residential
1-4 Family	7,840	6,172	—
Home Equity	1,871	1,569	—
Consumer
Direct	1,088	986	—
Indirect	—	—	—
Subtotal — impaired with no allowance recorded	19,205	13,940	—
Total impaired loans	$29,445	$22,744	$2,167

			Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
December 31, 2016	Balance	Investment	Allocated
With an allowance recorded
Commercial
Commercial and industrial	$719	$689	$429
Agricultural	1,441	1,441	469
Commercial Real Estate
Farm	1,106	1,105	360
Hotel	—	—	—
Construction and development	—	—	—
Other	1,900	1,755	395
Residential
1-4 Family	1,091	1,046	146
Home Equity	15	105	1
Consumer
Direct	—	—	—
Indirect	—	—	—
Subtotal — impaired with allowance recorded	6,272	6,141	1,800
With no related allowance recorded
Commercial
Commercial and industrial	$1,028	$322	$—
Agricultural	254	253	—
Commercial Real Estate
Farm	506	241	—
Hotel	64	64	—
Construction and development	239	162	—
Other	3,558	2,652	—
Residential
1-4 Family	9,215	7,432	—
Home Equity	2,233	1,875	—
Consumer
Direct	139	130	—
Indirect	—	—	—
Subtotal — impaired with no allowance recorded	17,236	13,131	—
Total impaired loans	$23,508	$19,272	$1,800

The following tables present the average balance of impaired loans and interest income and cash basis interest recognized for the three months ending June 30, 2017 and June 30, 2016, excluding performing troubled debt restructurings as allowed by ASC 310-40.

	Average	Interest	Cash Basis
	Balance	Income	Income
Three months ended June 30, 2017	Impaired Loans	Recognized	Recognized
Commercial
Commercial and industrial	$464	30	30
Agricultural	1,750	—	—
Commercial Real Estate
Farm	1,675	—	—
Hotel	2,966	—	—
Construction and development	1,509	—	—
Other	4,319	35	35
Residential
1-4 family	7,512	5	5
Home equity	1,842	5	5
Consumer
Direct	1,009	1	1
Indirect	—	—	—
Total loans	$23,046	$76	$76

	Average	Interest	Cash Basis
	Balance	Income	Income
Three months ended June 30, 2016	Impaired Loans	Recognized	Recognized
Commercial
Commercial and industrial	$756	$18	$18
Agricultural	827	—	—
Commercial Real Estate
Farm	829	—	—
Hotel	—	—	—
Construction and development	175	—	—
Other	4,760	91	91
Residential
1-4 family	7,467	17	17
Home equity	2,317	12	12
Consumer
Direct	124	2	2
Indirect	1	—	—
Total loans	$17,256	$140	$140

The following tables present the average balance of impaired loans and interest income and cash basis interest recognized for the six months ending June 30, 2017 and June 30, 2016, excluding performing troubled debt restructurings as allowed by ASC 310-40.

	Average	Interest	Cash Basis
	Balance	Income	Income
Six months ended June 30, 2017	Impaired Loans	Recognized	Recognized
Commercial
Commercial and industrial	$646	$62	62
Agricultural	1,731	—	—
Commercial Real Estate
Farm	1,565	—	—
Hotel	1,999	—	—
Construction and development	1,060	—	—
Other	4,348	74	74
Residential
1-4 family	7,834	9	9
Home equity	1,888	10	10
Consumer
Direct	716	2	2
Indirect	—	—	—
Total loans	$21,787	$157	$157

	Average	Interest	Cash Basis
	Balance	Income	Income
Six months ended June 30, 2016	Impaired Loans	Recognized	Recognized
Commercial
Commercial and industrial	$772	$31	$31
Agricultural	554	—	—
Commercial Real Estate
Farm	656	—	—
Hotel	—	—	—
Construction and development	178	—	—
Other	5,058	117	117
Residential
1-4 family	7,211	27	27
Home equity	2,363	16	16
Consumer
Direct	121	6	6
Indirect	1	1	1
Total loans	$16,914	$198	$198

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2017 and December 31, 2016:

			Past due over
			90 days and
	Non-accrual		still accruing
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016

Commercial
Commercial and industrial	$490	$882	$—	$—
Agricultural	1,569	1,631	—	—
Commercial Real Estate
Farm	1,659	1,347	—	—
Hotel	2,950	64	—	—
Construction and development	1,416	122	—	2,135
Other	3,543	3,219	—	—
Residential
1-4 Family	5,854	7,163	—	—
Home Equity	992	1,273	—	—
Consumer
Direct	963	107	—	—
Indirect	—	—	—	—
Total	$19,436	$15,808	$—	$2,135

Included in the above non-accrual loans at June 30, 2017 and December 31, 2016 are $7,290 and $3,564 of loans from the Cheviot and FCB Bancorp acquisitions.

The following tables present the aging of the recorded investment in past due loans as of June 30, 2017 and December 31, 2016 by class of loans:

				Greater than
	Total	30-59 Days	60-89 Days	90 Days	Total	Loans Not
June 30, 2017	Loans	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial
Commercial and industrial	$492,942	$56	$—	$174	$230	$492,712
Agricultural	62,687	15	15	1,548	1,578	61,109
Commercial Real Estate
Farm	101,859	6	22	1,539	1,567	100,292
Hotel	117,027	—	—	—	—	117,027
Construction and development	123,521	—	—	1,416	1,416	122,105
Other	1,081,508	817	224	2,080	3,121	1,078,387
Residential
1-4 Family	684,187	911	2,102	2,897	5,910	678,277
Home Equity	299,728	421	214	519	1,154	298,574
Consumer
Direct	64,958	104	20	952	1,076	63,882
Indirect	269	—	—	—	—	269
Total — excludes $8,060 of accrued interest	$3,028,686	$2,330	$2,597	$11,125	$16,052	$3,012,634

				Greater than
	Total	30-59 Days	60-89 Days	90 Days	Total	Loans Not
December 31, 2016	Loans	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial
Commercial and industrial	$461,092	$—	$—	$176	$176	$460,916
Agricultural	73,467	215	—	1,606	1,821	71,646
Commercial Real Estate
Farm	111,807	81	—	1,243	1,324	110,483
Hotel	91,213	—	—	63	63	91,150
Construction and development	102,598	1,416	—	2,223	3,639	98,959
Other	857,078	1,268	90	1,812	3,170	853,908
Residential
1-4 Family	608,366	4,884	2,002	3,262	10,148	598,218
Home Equity	284,147	830	137	914	1,881	282,266
Consumer
Direct	61,574	936	—	66	1,002	60,572
Indirect	331	10	—	—	10	321
Total — excludes $7,342 of accrued interest	$2,651,673	$9,640	$2,229	$11,365	$23,234	$2,628,439

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

The total of troubled debt restructurings at June 30, 2017 and December 31, 2016 was $4,346 and $6,474, respectively. The Company has allocated $454 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2017. The Company has committed to lend additional amounts totaling $0 to customers with outstanding loans that are classified as troubled debt restructurings. At December 31, 2016, the comparable numbers were $508 of specific reserves and $0 of commitments.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending June 30, 2016  There were no loans classified as troubled debt restructurings during the three month period ending June 30, 2017.

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the three months ended June 30, 2016	Number of Loans	Investment	Investment
Commercial
Agricultural	1	$89	$89
Residential
1-4 Family	1	124	124
Total	2	$213	$213

The following table presents loans by class modified as troubled debt restructurings that occurred during the six month period ending June 30, 2017.

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the six months ended June 30, 2017	Number of Loans	Investment	Investment
Commercial Real Estate
Other	1	53	53
Residential
1-4 Family	1	330	330
Total	2	$383	$383

The following table presents loans by class modified as troubled debt restructurings that occurred during the six month period ending June 30, 2016

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the six months ended June 30, 2016	Number of Loans	Investment	Investment
Commercial
Agricultural	1	$89	$89
Residential
1-4 Family	1	124	124
Home Equity	4	76	76
Total	6	$289	$289

There were no troubled debt restructurings where there was a payment default within twelve months following the modification during the three and six month periods ending June 30, 2017.  The following table presents loans where there was a payment default within twelve months following the modification during both the three and six month periods ending June 30, 2016.

For the three and six months ended June 30, 2016	Number of Loans	Recorded Investment
Commercial real estate
Other	1	$125
Residential
1-4 Family	1	146
Total	2	$271

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  The troubled debt restructurings that subsequently defaulted described above did not increase the allowance for loan losses or result in any charge offs during the three month periods ending June 30, 2017 and 2016, respectively.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

The terms of certain other loans were modified during the three month periods ending June 30, 2017 and 2016 that did not meet the definition of a troubled debt restructuring. These modified loans had a total recorded investment of $3,132 and $1,906 for the three month period ending June 30, 2017 and 2016 respectively.  These modified loans had a total recorded investment of $8,300 and $2,889 for the six month period ending June 30, 2017 and 2016 respectively.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be significant.

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

As of June 30, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
June 30, 2017	Pass	Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$444,240	$3,805	$4,112	$440
Agricultural	52,895	532	287	1,488
Commercial Real Estate
Farm	78,852	2,550	2,376	1,508
Hotel	114,077	—	—	2,950
Construction and development	93,126	4,467	56	1,416
Other	923,352	44,842	12,020	2,904
Total	$1,706,542	$56,196	$18,851	$10,706

At December 31, 2016, the risk category of loans by class of loans was as follows:

		Special
December 31, 2016	Pass	Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$415,064	$3,347	$5,297	$827
Agricultural	61,637	2,283	—	1,441
Commercial Real Estate
Farm	89,297	2,209	694	1,340
Hotel	88,166	—	2,983	64
Construction and development	74,811	3,600	2,287	31
Other	752,063	9,087	7,365	2,141
Total	$1,481,038	$20,526	$18,626	$5,844

Loans not analyzed individually as part of the above described process are classified by delinquency. These loans are primarily smaller (<$250) commercial, smaller commercial real estate (<$250), residential mortgage and consumer loans. All commercial, commercial real estate, and consumer loans fully or partially secured by 1-4  family residential real estate that are 60-89 days will be classified as Watch. If loans are greater than 90 days past due, they will be classified as

Substandard. Smaller commercial and commercial real estate loans on non-accrual are included in the non-accrual tables above.  Consumer loans not secured by 1-4 family residential real estate that are 60-119 days past due will be classified Substandard while loans greater than 119 days will be classified as Loss and are subsequently charged off. As of June 30, 2017 and December 31, 2016, the grading of loans by category of loans is as follows:

June 30, 2017	Performing	Watch	Substandard
Commercial
Commercial and industrial	$40,295	$—	$50
Agricultural	7,389	15	81
Commercial Real Estate
Farm	16,422	—	151
Construction and development	24,456	—	—
Other	97,723	28	639
Total	$186,285	$43	$921

December 31, 2016	Performing	Watch	Substandard
Commercial
Commercial and industrial	$36,502	$—	$55
Agricultural	7,916	—	190
Commercial Real Estate
Farm	18,260	—	7
Construction and development	21,778	—	91
Other	85,254	90	1,078
Total	$169,710	$90	$1,421

June 30, 2017	Performing	Watch	Substandard
Residential
1-4 family	$679,188	$2,102	$2,897
Home equity	298,995	214	519
Total	$978,183	$2,316	$3,416

June 30, 2017	Performing	Substandard	Loss
Consumer
Direct	$63,986	$28	$944
Indirect	269	—	—
Total	$64,255	$28	$944

December 31, 2016	Performing	Watch	Substandard
Residential
1-4 family	$603,102	$2,002	$3,262
Home equity	283,096	137	914
Total	$886,198	$2,139	$4,176

December 31, 2016	Performing	Substandard	Loss
Consumer
Direct	$61,508	$4	$62
Indirect	331	—	—
Total	$61,839	$4	$62

Purchased Credit Impaired Loans

The Company has purchased loans, for which there was, at acquisition, evidence of credit deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of these loans is as follows:

	June 30,	December 31,
	2017	2016
Commercial	$17,287	$10,817
1-4 Family	2,450	2,399
Outstanding Balance	$19,737	$13,216

Carrying amount, net of allowance of $235 and $0	$14,244	$8,954

For those purchased credit impaired loans (PCI) disclosed above, the Company increased the allowance for loan losses by $0 and $0 for the second quarter of 2017 and 2016 respectively and $235 and $0 during the six month period ending June 30, 2017 and 2016.

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned is recorded in other assets on the balance sheet.  Activity in other real estate owned was as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Beginning Balance	$1,783	$1,891	$1,875	$1,959
Transfer to other real estate owned	667	446	1,108	983
Sale — Out of other real estate owned	(595)	(814)	(1,091)	(1,400)
Acquisition	227	1,668	227	1,668
Write-down	(10)	(11)	(47)	(30)
Ending Balance	$2,072	$3,180	$2,072	$3,180

The value of the sale amount above is the carrying value of the property when it was sold.

Activity in the valuation account for other real estate was as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Beginning Balance —	$(262)	$(236)	$(236)	$(217)
Impairments during year	(10)	(11)	(47)	(30)
Recovery on impairments	35	13	46	13
Ending Balance —	$(237)	$(234)	$(237)	$(234)

Expenses related to foreclosed assets for the period ending June  30 include:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Write-downs	$10	$11	$47	$30
Losses/(gains)on sales	(70)	(48)	(229)	(216)
Net loss/(gain)	$(60)	$(37)	$(182)	$(186)
Operating expenses	$39	$52	$82	$57

Foreclosed residential real estate properties included in other assets on the Consolidated Balance Sheets totaled $1,156 and $1,443 at June 30, 2017 and December 31, 2016, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $4,195 and $3,266 at June 30, 2017 and December 31, 2016, respectively.

NOTE 6 — DEPOSITS & REPURCHASE AGREEMENTS

	June 30,	December 31,
	2017	2016
Non-interest-bearing demand	$849,470	$767,159
Interest-bearing demand	1,274,062	1,163,010
Savings	863,537	749,391
Certificates of deposit of $250 or more	108,609	65,815
Other certificates and time deposits	426,665	365,496
Total deposits	$3,522,343	$3,110,871

The Company has entered into repurchase agreements with some of its customers.  The agreements are one day in length.  At June 30, 2017, these agreements totaled $36,586 and were secured by a pledged amount of $54,072 of mortgage backed securities.  At December 31, 2016, these agreements totaled $38,339 and were secured by a pledged amount of $58,001.  Management monitors the fair value of the securities on a regular basis. If the fair value of the securities declined to an amount approximating these agreements, more securities would be pledged.

NOTE 7 - EARNINGS PER SHARE

Earnings per common share (EPS) were computed as follows:

	2017			2016
	Net	Average	Share	Net	Average	Share
Three Months Ended June 30,	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Common Share
Net income	$9,654	25,142,999	$0.38	$6,117	22,723,781	$0.27
Effect of dilutive warrants		315,265			179,602
Dilutive effect of stock compensation		74,769			104,409
Diluted Earnings Per Common Share
Net income attributable to common shareholders and assumed conversions	$9,654	25,533,033	$0.38	$6,117	23,007,792	$0.27

There were no antidilutive options in the three month periods ending June 30, 2017 or 2016.

	2017			2016
	Net	Average	Share	Net	Average	Share
Six Months Ended June 30,	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Common Share
Net income	$21,727	24,631,354	$0.88	$14,883	22,165,535	$0.67
Effect of dilutive warrants		315,886			171,132
Effect of dilutive stock options		84,625			104,475
Diluted Earnings Per Common Share
Net income attributable to common shareholders and assumed conversions	$21,727	25,031,865	$0.87	$14,883	22,441,142	$0.66

There were no antidilutive options in the six month periods ending June 30, 2017 or 2016.

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

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals or industry accepted valuation methods. In a limited number of situations, the Company’s appraisal department is determining the value of the appraisal.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the loan officers to adjust for differences between the comparable sales and income data available as well as costs to sell. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.  Impaired loans are evaluated quarterly for additional impairment and take into account changing market conditions, specific information in the market the property is located, and the overall economic climate as well as overall changes in the credit.  The Company’s Appraisal Manager has the overall responsibility for all appraisals.  The Company’s loan officer responsible for the loan, the special assets officer, as well as the senior officers of the Company review the adjustments made to the appraisal for market and disposal costs on the loan.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2017 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for-sale
U. S. government agency	$117	$—	$117	$—
States and municipal	386,429	—	376,757	9,672
Mortgage-backed securities — residential — Government Sponsored Entity	463,940	—	463,940	—
Collateralized mortgage obligations — Government Sponsored Entity	219,390	—	219,390	—
Equity securities	4,670	4,670	—	—
Other securities	5,009	—	—	5,009
Total investment securities available-for-sale	$1,079,555	$4,670	$1,060,204	$14,681

Mortgage banking derivative	$1,018	—	$1,018	—

Interest rate swap asset	$3,605	—	$3,605	—
Interest rate swap liability	$(3,605)	—	$(3,605)	—

		Fair Value Measurements at December 31, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for-sale
U. S. government agency	$955	$—	$955	$—
States and municipal	369,286	—	359,166	10,120
Mortgage-backed securities — residential — Government Sponsored Entity	446,630	—	446,630	—
Collateralized mortgage obligations — Government Sponsored Entity	179,401	—	179,401	—
Equity securities	4,670	4,670	—	—
Other securities	6,598	—	—	6,598
Total investment securities available-for-sale	$1,007,540	$4,670	$986,152	$16,718

Mortgage banking derivative	$648	—	$648	—

Interest rate swap asset	$3,003	—	$3,003	—
Interest rate swap liability	$(3,003)	—	$(3,003)	—

There were no transfers between Level 1 and Level 2 during the second quarter of 2017 or 2016.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended June 30, 2017 and 2016:

Three months ended June 30:

States and municipal	2017	2016
Beginning balance, April 1	$9,674	$10,429
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(2)	1
Settlements	—	—
Ending balance, June 30	$9,672	$10,430

Other securities	2017	2016
Beginning balance, April 1	$6,603	$6,523
Total gains or losses (realized / unrealized)
Settlement through acquisition	(1,590)	—
Included in other comprehensive income	(4)	78
Ending balance, June 30	$5,009	$6,601

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month periods ended June 30, 2017 and 2016:

States and municipal	2017	2016
Beginning balance, January 1	$10,120	$10,858
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(5)	2
Settlements	(443)	(430)
Ending balance, June 30	$9,672	$10,430

Other securities	2017	2016
Beginning balance, January 1	$6,598	$6,524
Total gains or losses (realized / unrealized)
Settlement through acquisition	(1,590)	—
Included in other comprehensive income	1	77
Ending balance, June 30	$5,009	$6,601

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2017 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial and industrial	$74			$74
Agricultural	787			787
Hotel	2,749			2,749
Farm real estate	795			795
Other real estate	613			613
Total impaired loans	$5,018			$5,018

Impaired servicing rights	$974			$974

		Fair Value Measurements at December 31, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial and industrial	$260			$260
Agricultural	972			972
Farm real estate	745			745
Other real estate	560			560
Total impaired loans	$2,537			$2,537

Impaired servicing rights	$1,083			$1,083

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $6,980, with a valuation allowance of $1,962 at June 30, 2017. The Company recorded a charge of $220 to provision expense associated with these loans for the three months ended June 30, 2017 and a charge of $885 to provision expense with these loans for the six month period ending June 30, 2017.  The Company recorded a charge of $354 to provision expense associated with these loans for the three months ended June 30, 2016 and a charge of $406 to provision expense with these loans for the six month period ending June 30, 2016.  At December 31, 2016, impaired loans had a gross carrying amount of $4,008 with a valuation allowance of $1,471.   A breakdown of these loans by portfolio class at June 30, 2017 is as follows:

	Gross	Valuation
	Balance	Allowance	Net
Commercial and industrial	$142	$68	$74
Agricultural	1,488	701	787
Hotel	2,950	201	2,749
Farm real estate	1,345	550	795
Other real estate	1,055	442	613
Ending Balance	$6,980	$1,962	$5,018

Impaired tranches of servicing rights were carried at a fair value of $974, which is made up of the gross outstanding balance of $1,174 net of a valuation allowance of $200.  No change occurred in the valuation allowance in the second quarter or first half of 2017.  A $50 charge was made to the valuation allowance in the second quarter and first half of 2016.  At December 31, 2016, impaired servicing rights were carried at a fair value of $1,083 which was made up of the gross outstanding balance of $1,283, net of a valuation allowance of $200.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016. Impaired commercial loans, commercial real estate loans, and other real estate owned that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.  The fair value of the mortgage servicing rights is valued based on present value of future cash flows to be received taking into account the coupon rate on the mortgage as well as estimated prepayment speeds.

	Fair Value	Valuation	Unobservable	Range/
June 30, 2017	(in thousands)	Technique(s)	Input(s)	Average
Impaired Loans:
Commercial and industrial	$74	Sales comparison approach	Adjustment for differences between comparable sales	19% - 30%
				24% Avg
Agricultural	787	Sales comparison approach	Adjustment for differences between comparable sales	16%-25%
				24% Avg
Hotel	2,749	Sales comparison approach	Adjustment for differences between comparable sales	40%
				40% Avg
Farm real estate	795	Sales comparison approach	Adjustment for differences between comparable sales	16%-25%
				22% Avg
Other real estate	613	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	19% - 40%
				27% Avg
	$5,017

Mortgage servicing rights	$974	Cash flow analysis	Discount rate	10%

	Fair Value	Valuation	Unobservable	Range/
December 31, 2016	(in thousands)	Technique(s)	Input(s)	Average
Impaired Loans:
Commercial and industrial	$260	Sales comparison approach	Adjustment for differences between comparable sales	10% - 30%
				18% Avg
Agricultural	972	Sales comparison approach	Adjustment for differences between comparable sales	10%
				10% Avg
Farm real estate	745	Sales comparison approach	Adjustment for differences between comparable sales	10%
				10% Avg
Other real estate	560	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	16% - 31%
				27% Avg
	$2,537

Mortgage servicing rights	$1,083	Cash flow analysis	Discount rate	10%

The carrying amounts and estimated fair values of financial instruments, not previously presented, is as follows:

	Carrying
June 30, 2017	Amount	Level 1	Level 2	Level 3		Total
Assets
Cash and cash equivalents	$82,728	$79,390	$3,338	$		$82,728
Interest bearing time deposits	1,915		1,915			1,915
Loans including loans held for sale, net	3,008,143		6,953		3,050,269	3,057,222
FHLB and other stock	27,331					N/A
Interest receivable	13,747		5,687		8,060	13,747
Liabilities
Deposits	(3,522,343)	(849,470)	(2,669,390)			(3,518,860)
Other borrowings	(210,338)		(137,197)			(137,197)
FHLB advances	(270,977)		(269,945)			(269,945)
Interest payable	(1,008)		(1,008)			(1,008)
Subordinated debentures	(47,149)		(39,994)			(39,994)

	Carrying
December 31, 2016	Amount	Level 1	Level 2	Level 3		Total
Assets
Cash and cash equivalents	$86,552	$75,778	$10,774	$		$86,552
Interest bearing time deposits	1,960		1,960			1,960
Loans including loans held for sale, net	2,639,046		12,598		2,662,431	2,675,029
FHLB and other stock	21,693					N/A
Interest receivable	12,576		5,234		7,342	12,576
Liabilities
Deposits	(3,110,871)	(767,159)	(2,340,824)			(3,107,983)
Other borrowings	(209,672)		(209,686)			(209,686)
FHLB advances	(249,658)		(248,944)			(248,944)
Interest payable	(642)		(642)			(642)
Subordinated debentures	(41,239)		(34,084)			(34,084)

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

(c) Loans, Net

Fair values of loans are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.  Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. Additionally, in order to avoid limitations on capital distributions, the Company will be required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer is being phased in from 0.00% in 2015 to 2.50% in 2019. At June 30, 2017, the capital conservation buffer is 1.250%. At June 30, 2017, the capital levels for the Company and its subsidiary bank remained in excess of the minimum amounts needed for capital adequacy purposes. The new rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity and became effective on January 1, 2015.

Actual and required capital amounts and ratios are presented below which do not include the conservation buffer in the required ratio:

			Required for		To Be
	Actual		Adequate Capital		Well Capitalized
June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$436,352	13.3%	$262,397	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	414,046	12.6	196,798	6.0	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	366,120	11.2	147,598	4.5	N/A	N/A
Tier 1 capital (to average assets)	414,046	9.7	170,011	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$443,272	13.5%	$262,370	8.0%	$327,963	10.0%
Tier 1 capital (to risk-weighted assets)	420,966	12.8	196,778	6.0	262,370	8.0
Common equity Tier 1 capital (to risk-weighted assets)	420,966	12.8	147,583	4.5	213,176	6.5
Tier 1 capital (to average assets)	420,966	9.9	169,730	4.0	212,163	5.0

			Required for		To Be
	Actual		Adequate Capital		Well Capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$407,802	14.7%	$222,095	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	385,303	13.9	166,571	6.0	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	344,212	12.4	124,928	4.5	N/A	N/A
Tier 1 capital (to average assets)	385,303	9.8	157,671	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$407,939	14.7%	$222,152	8.0%	$277,690	10.0%
Tier 1 capital (to risk-weighted assets)	385,440	13.9	166,614	6.0	222,152	8.0
Common equity Tier 1 capital (to risk-weighted assets)	385,440	13.9	124,960	4.5	180,498	6.5
Tier 1 capital (to average assets)	385,440	9.8	157,390	4.0	196,737	5.0

Management believes as of June 30, 2017, the Company and the Bank met all capital adequacy requirements to which they are subject to be considered well-capitalized. The Company is a source of additional financial strength to the Bank with its $9,000 in cash and its ability to downstream additional capital to the Bank.

NOTE 10 — INCOME TAXES

In accordance with ASC 740-270-50-1, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2017 and 2016 based on the current estimate of the effective annual rate.  The effective tax rate for the second quarter of 2017 was 22.8% versus 19.9% for the same period in 2016.  For the first six months of 2017 and 2016, the effective tax rate was 23.4% vs 21.4%.  The increase in the second quarter effective tax rate was due to pre-tax earnings increasing at a greater rate than earnings from tax exempt investments.  The Company’s effective tax rate was lower than its blended statutory rate due to the Company’s investments in tax-exempt securities, tax-exempt loans, company-owned life insurance, and a subsidiary company domiciled in a state with no state or local income tax.

NOTE 11 — DERIVATIVES

The Bank executes interest rate swaps with commercial banking customers to facilitate their risk management strategies. These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Bank agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the customer to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institutions offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Bank’s results of operations.  The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $171.8 million at June 30, 2017 and $143.3 million at December 31, 2016.

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

The fair value of interest rate swaps are summarized below:

	June 30, 2017		December 31, 2016
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps at Fair Value	$171,750	$3,605	$143,300	$3,003

Included in Other Liabilities:
Interest Rate Swaps at Fair Value	$171,750	$3,605	$143,300	$3,003

The effect of derivative instruments on the Consolidated Statement of Income is presented below:

	Three Months Ended
	June 30,
	2017	2016
Interest Rate Swaps - Fee Income
Included in Other Income / (Expense)	$68	$428

	Six Months Ended
	June 30,
	2017	2016
Interest Rate Swaps – Fee Income
Included in Other Income / (Expense)	$403	$509

NOTE 12 – ACQUISITIONS

On April 30, 2017, the Company acquired 100% of the outstanding common shares of FCB Bancorp, Inc., a Kentucky corporation (“FCB”).  On June 23, 2017, FCB’s wholly-owned subsidiary, The First Capital Bank of Kentucky, a Kentucky-chartered bank (“FCB Bank”) was merged into the Company’s wholly-owned subsidiary, MainSource

Bank.    Shareholders of FCB were entitled to merger consideration in accordance with the terms of the merger agreement. At the effective time of the Merger, shareholders of FCB received (i) 0.9 shares of MainSource common stock (the “Exchange Ratio”) and (ii) $7.00 in cash for each share of FCB common stock owned. Additionally, all outstanding and unexercised options to purchase FCB stock vested in full and were converted automatically into the right to receive an amount of cash equal to the product of (i) the difference (if positive) between (A) $7.00 plus the product of (y) 0.9 and (z) the average of the daily closing sales prices of a share of MainSource common stock as reported on the NASDAQ for the 10 consecutive trading days ending on the third business day preceding the Closing Date minus (B) the exercise price of such FCB stock option, multiplied by (ii) the number of shares of FCB common stock subject to such FCB stock option  In total, the Company issued 1,402,612 shares of common stock and paid $10.9 million in cash to the former shareholders of FCB.

With the acquisition, the Company expanded its presence in the greater Louisville area.  The acquisition offers the Company the opportunity to increase profitability by introducing new products and services to the acquired customer base and adding new customers in the expanded region.  FCB’s results of operations were included in the Company’s results beginning May 1, 2017.  Acquisition-related costs of $5,576 were included in the Company’s income statement for the quarter ended June 30, 2017.  The fair value of the common shares issued as part of the consideration paid for FCB was determined on the basis of the closing price of the Company’s common shares on the acquisition date.   Goodwill of $32,683 arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies.  Goodwill will not be deductible for income tax purposes.  The following table summarizes the consideration paid for FCB and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration
Cash	$10,911
Equity Instruments	47,969
Fair Value of Total Consideration	$58,880

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed
Cash and cash equivalents	$15,972
Securities	45,498
Federal Home Loan Bank stock	3,418
Loans	428,263
Premises and equipment	9,863
Core deposit intangibles	6,263
Bank owned life insurance	6,571
Other assets	8,527
Total assets acquired	$524,375

Deposits	$366,871
Federal Home Loan Bank advances	43,804
Other liabilities	87,503
Total liabilities assumed	$498,178

Total identifiable net assets	$26,197

Goodwill	$32,683

The Company will be completing its final fair value adjustments in the second half of 2017.

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows.  However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. Receivables acquired that were not subject to these requirements include non-impaired loans and customer receivables with a fair value and gross contractual amounts receivable of $419,470 and $427,152 on the date of acquisition.

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2016.  The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects.  The pro forma financial information is not necessarily indicative of the results of operations that would have occurred if the transaction had been effected on the assumed dates.

	3 months	3 months	6 months	6 months
	6/30/2017	6/30/2016	6/30/2017	6/30/2016
Net interest income	$37,096	$32,330	$73,399	$62,913
Net income	13,824	11,309	26,572	20,955
Basic earnings per share	0.54	0.47	1.04	0.88
Diluted earnings per share	0.53	0.46	1.02	0.87

On February 17, 2017, MainSource Bank entered into an agreement with First Service Capital Management, Inc. (“First Service”), located in Elizabethtown, Kentucky, to acquire the assets under management.  The transaction closed on February 17, 2017.  $1,400 was paid on February 17, 2017 upon closing of the transaction and the remaining balance will be paid as earned over the next two years.  In connection with the acquisition, the Bank also agreed to hire all of the First Service employees, including its four brokers.  The purchase price of approximately $1,750 resulted in goodwill of $660 and a customer relationship intangible of $1,090 being recorded.  The customer relationship intangible is being amortized over 15 years.  Goodwill and intangible assets will be deducted for tax purposes over 15 years.

On May 1, 2017, MainSource Bank entered into an agreement with Capstone Investment Management, LLC. (“Capstone”), located in Greenwood, Indiana, to acquire the assets under management.  In connection with the acquisition, the Bank also agreed to hire all of Capstone’s employees.  The purchase price of approximately $1,750 will result in intangible assets including goodwill and a customer relationship intangible.  Preliminary amounts have been recorded in the second quarter of 2017 but are still being finalized.  $756 was paid on May 1, 2017 upon closing of the transaction and a loan held by the seller of $644 was assumed.  The remaining balance will be paid as earned over the next two years.

NOTE 13 – SUBSEQUENT EVENT

On July 25, 2017, First Financial Bancorp (“First Financial”) and MainSource Financial Group, Inc.  (the “Company”) executed a definitive merger agreement pursuant to which the Company agreed to merge into First Financial in a stock-for-stock transaction. MainSource Bank, a wholly owned subsidiary of the Company, will merge into First Financial Bank, a wholly owned subsidiary of First Financial.

Under the terms of the merger agreement, shareholders of the Company will receive 1.3875 common shares of First Financial common stock for each share of the Company’s common stock. The closing price of First Financial on July 25, 2017 was $28.10. Including outstanding options and warrants on the Company’s common stock, the transaction is valued at approximately $1.0 billion. Upon closing, First Financial shareholders will own approximately 63% of the combined company and the Company’s shareholders will own approximately 37% on a fully diluted basis.

The merger will result in a combined company with approximately $13.3 billion in assets, $8.9 billion in loans, $10.0 billion in deposits, and $4.0 billion in assets under management, utilizing financial information as of June 30, 2017. The transaction will allow the combined company to better meet the needs of its communities in a rapidly changing banking environment, while providing the efficiencies and scale required to comply with regulatory requirements and costs associated with crossing the $10 billion asset threshold.

The transaction is expected to close in early 2018, subject to the approval of shareholders of both First Financial and the Company and regulatory approvals, as well as satisfaction of customary closing conditions. The combined company will operate as First Financial and its headquarters will be located in downtown Cincinnati, Ohio.

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

Results of Operations

Net income for the second quarter of 2017 was $9,654 compared to net income of $6,117 for the second quarter of 2016. The increase in net income was primarily attributable to increases in net interest income of $7,313, and interchange income of $229, offset by increases in salaries and employee benefits of $1,737, net occupancy expenses of $464, and equipment expenses of $285.  The increases in all of these categories were primarily related to the purchase of FCB Bancorp in the second quarter of 2017.    Diluted earnings per common share for the second quarter of 2017 totaled $0.38,  an $0.11 increase from the $0.27 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’  equity was 7.74% for the second quarter of 2017 while return on average assets was 0.88% for the same period, compared to 5.93% and 0.67% respectively, in the second quarter of 2016.  Earnings were significantly impacted by acquisition related expenses incurred in the second quarter of 2017 and 2016

For the six month period ended June 30, 2017, net income was $21,727 compared to net income of $14,883 for the same period a year ago.  Contributing to the increase in net income were the same categories as the quarterly results – increases in net interest income of $13,228, mortgage banking of $547, and interchange income of $648, offset by increases in salaries and employee benefits of $4,594, net occupancy expenses of $632, and equipment expenses of $606.  The increases in these categories are again the result of the FCB Bancorp acquisition in the second quarter of 2017 as well as the full year effect of the acquisition of Cheviot Financial Corp. in the second quarter of 2016.  Return on average shareholders’ equity was 9.19% for the first six months of 2017 while return on average assets was 1.04% for the same period, compared to 7.45% and 0.85% respectively, in the first six months of 2016.  Earnings were again significantly impacted by acquisition related expenses incurred in the first six months quarter of 2017 and 2016

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Second quarter net interest income of $35,511 in 2017 was an increase of 26.0% versus the second quarter of 2016. Average earning assets were $662 million higher in the second quarter of 2017 compared to 2016 with the majority of the increase attributable to loan growth and securities growth. The growth came from the acquisition of FCB in the second quarter of 2017.  Also affecting margin was an increase in average demand deposits of $164 million.  Net interest margin, on a fully-taxable equivalent basis, was 3.77% for the second quarter of 2017, a fourteen basis point increase compared to 3.63% for the same period a year ago and one basis point increase on a linked quarter basis.

Net interest income was $13,228 higher in the first six months of 2017 compared to 2016.  Average earning assets were $629 higher in the second quarter of 2017 compared to 2016 with the majority of the increase again attributable to loans and securities.  Also affecting margin was an increase in average demand deposits of $140.  Net interest margin, on a fully-taxable equivalent basis, was 3.76% for the first six months of 2017, a thirteen basis point increase compared to 3.64% for the same period a year ago.

The following tables summarize net interest income (on a tax-equivalent basis) for the three month periods ending June 30, 2017 and 2016.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)* - three months ended June 30

	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Rate***	Balance	Interest	Rate***
Assets
Short-term investments	$12,325	$23	0.75%	$29,466	$38	0.52%
Federal funds sold and money market accounts	20,139	71	1.41	26,687	43	0.65
Securities
Taxable	704,710	4,406	2.51	626,483	3,232	2.07
Non-taxable*	366,685	5,016	5.49	328,367	4,603	5.64
Total securities	1,071,395	9,422	3.53	954,850	7,835	3.30
Loans**
Commercial*	1,865,587	20,931	4.50	1,445,688	15,875	4.42
Residential real estate	632,432	6,662	4.23	511,269	5,210	4.10
Consumer	390,265	4,085	4.20	362,533	3,711	4.12
Total loans	2,888,284	31,678	4.40	2,319,490	24,796	4.30
Total earning assets	3,992,143	41,194	4.14	3,330,493	32,712	3.95
Cash and due from banks	63,179			55,064
Unrealized gains (losses) on securities	10,312			29,831
Allowance for loan losses	(23,054)			(21,427)
Premises and equipment, net	85,465			72,767
Intangible assets	120,217			87,942
Accrued interest receivable and other assets	149,864			111,191
Total assets	$4,398,126			$3,665,861
Liabilities
Interest-bearing deposits DDA, savings, and money market accounts	$2,092,207	$787	0.15	$1,853,378	$594	0.13
Certificates of deposit	492,100	628	0.51	383,793	516	0.54
Total interest-bearing deposits	2,584,307	1,415	0.22	2,237,171	1,110	0.20
Other borrowings	126,050	472	1.50	38,830	120	1.24
Subordinated debentures	45,333	499	4.42	40,000	353	3.55
FHLB borrowings	306,149	1,305	1.71	261,863	1,089	1.67
Total interest-bearing liabilities	3,061,839	3,691	0.48	2,577,864	2,672	0.42
Demand deposits	818,636			654,661
Other liabilities	17,664			18,650
Total liabilities	3,898,139			3,251,175
Shareholders’ equity	499,987			414,686
Total liabilities and shareholders’ equity	$4,398,126	3,691	0.37***	$3,665,861	2,672	0.32***
Net interest income		$37,503	3.77****		$30,040	3.63****
Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$1,992			$1,842

*	Adjusted to reflect income related to securities and loans exempt from Federal income taxes of 35%
**	Nonaccruing loans have been included in the average balances.
***	Annualized
****	Net interest income divided by total earning assets.

Volume/Rate Analysis of Changes in Net Interest Income

(Tax Equivalent Basis)

	2Q 2017 OVER 2Q 2016
	Volume	Rate	Total
Interest income
Loans	$6,288	$594	$6,882
Securities	1,015	572	1,587
Federal funds sold and money market funds	(13)	41	28
Short‑term investments	(28)	13	(15)
Total interest income	7,262	1,220	8,482
Interest expense
Interest‑bearing DDA, savings, and money market accounts	$83	$110	$193
Certificates of deposit	141	(29)	112
Borrowings	543	25	568
Subordinated debentures	52	94	146
Total interest expense	819	200	1,019
Change in net interest income	6,443	1,020	7,463
Change in tax equivalent adjustment			150
Change in net interest income before tax equivalent adjustment			$7,313

The following tables summarize net interest income (on a tax-equivalent basis) for the six month periods ending June 30, 2017 and 2016:

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)* -six months ended June 30

	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Rate***	Balance	Interest	Rate***
Assets
Short-term investments	$11,438	$44	0.78%	$21,317	$53	0.50%
Federal funds sold and money market accounts	18,245	116	1.28	23,195	70	0.61
Securities
Taxable	689,952	8,582	2.51	610,250	6,479	2.14
Non-taxable*	363,505	9,942	5.52	327,392	9,184	5.64
Total securities	1,053,457	18,524	3.55	937,642	15,663	3.36
Loans**
Commercial*	1,775,355	39,080	4.44	1,403,604	30,435	4.36
Residential real estate	600,210	12,676	4.26	471,875	9,616	4.10
Consumer	383,973	7,900	4.15	355,931	7,455	4.21
Total loans	2,759,538	59,656	4.36	2,231,410	47,506	4.28
Total earning assets	3,842,678	78,340	4.11	3,213,564	63,292	3.96
Cash and due from banks	61,239			53,635
Unrealized gains (losses) on securities	7,812			28,042
Allowance for loan losses	(22,873)			(21,595)
Premises and equipment, net	81,145			68,375
Intangible assets	114,400			84,186
Accrued interest receivable and other assets	141,371			105,776
Total assets	$4,225,772			$3,531,983
Liabilities
Interest-bearing deposits DDA, savings, and money market accounts	$2,005,390	$1,334	0.13	$1,768,153	$1,058	0.12
Certificates of deposit	457,353	1,051	0.46	350,155	970	0.56
Total interest‑bearing deposits	2,462,743	2,385	0.20	2,118,308	2,028	0.19
Other borrowings	160,817	966	1.21	33,084	133	0.81
Subordinated debentures	42,667	880	4.16	40,000	696	3.50
FHLB borrowings	275,874	2,379	1.74	272,215	2,189	1.62
Total interest-bearing liabilities	2,942,101	6,610	0.45	2,463,607	5,046	0.41
Demand deposits	786,692			647,033
Other liabilities	20,000			19,398
Total liabilities	3,748,793			3,130,038
Shareholders’ equity	476,979			401,945
Total liabilities and shareholders’ equity	$4,225,772	6,610	0.35***	$3,531,983	5,046	0.32***
Net interest income		$71,730	3.76****		$58,246	3.64****
Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$3,932			$3,676

*	Adjusted to reflect income related to securities and loans exempt from Federal income taxes of 35%
**	Nonaccruing loans have been included in the average balances.
***	Annualized
****	Net interest income divided by total earning assets.

Volume/Rate Analysis of Changes in Net Interest Income

(Tax Equivalent Basis)

	Six months 2017 OVER Six months 2016
	Volume	Rate	Total
Interest income
Loans	$11,280	$870	$12,150
Securities	1,973	888	2,861
Federal funds sold and money market funds	(5)	51	46
Short-term investments	(18)	9	(9)
Total interest income	13,230	1,818	15,048
Interest expense
Interest-bearing DDA, savings, and money market accounts	$149	$127	$276
Certificates of deposit	158	(77)	81
Borrowings	1,000	23	1,023
Subordinated debentures	48	136	184
Total interest expense	1,355	209	1,564
Change in net interest income	11,875	1,609	13,484
Change in tax equivalent adjustment			256
Change in net interest income before tax equivalent adjustment			$13,228

Variances not attributed to rate or volume are allocated between rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

Second quarter non-interest income for 2017 of $13,531 was flat compared to $13,738 for the second quarter of 2016.  Offsetting the increase in interchange income of $229 was a decrease in other income, primarily interest rate swap fee income.  The acquisition of FCB Bancorp increased the number of debit cards in use.

For the first six months ended June 30, 2107, non-interest income was $26,527 compared to $25,327 for the first six months of 2016.  Contributing to the increase of  $1,200 was mortgage banking of $547 and interchange income of $648.

Non-interest Expense

The Company’s non-interest expense was $36,435 for the second quarter of 2017, compared to $34,097 for the same period in 2016.  The primary reasons for the increase were increases in salaries and employee benefits of $1,737, net occupancy expenses of $464, and equipment expenses of $285 offset by lower acquisition costs of $787 related to FCB Bancorp compared to Cheviot Financial Corp.  The increases  were related to the acquisition of FCB Bancorp in the second quarter of 2017.  The Company’s efficiency ratio was 71.4% for the second quarter of 2017 compared to 77.9% for the same period a year ago.  Acquisition related expenses in the second quarters of 2017 and 2016 was the primary cause of the increase in the efficiency ratio.

For the six months ended June 30, 2017, non-interest expense was $65,864 compared to $60,254 for the first six months of 2016.  Increase in salaries and employee benefits of $4,594, net occupancy expenses of $632, and equipment expenses of $606 are all related to the acquisition of FCB in the second quarter of 2017 as well as the full year effect of the acquisition of Cheviot Financial Corp. in the second quarter of 2016.  The Company’s efficiency ratio was 67.0% for the first six months of 2017 compared to 72.1% for the same period a year ago.  Acquisition related expenses in the first six months of 2017 and 2016 was the primary cause of the increase in the efficiency ratio

Income Taxes

The effective tax rate for the second quarter of 2017 was 22.8% versus 19.9% for the same period  of 2016.  The increase was due to the increase in pre-tax income in the second quarter of 2017 with non-taxable income comprising a lower component of the total.

The effective tax rate for the first six months of 2017 was 23.4% versus 21.4% for the same period in 2016.

The Company’s effective tax rate was lower than its blended statutory rate due to the Company’s investments in tax-exempt securities, tax-exempt loans, company-owned life insurance, and a subsidiary company domiciled in a state with no state or local income tax.

Financial Condition

Total assets at June 30, 2017 were $4,589,556, a 12.5% increase from total assets of $4,080,257 as of December 31, 2016.  The increase was primarily the result of the FCB acquisition in the second quarter of 2017.  Average earning assets represented 90.8% of average total assets for the second quarter of 2017 and 90.9% for the same period in 2016. Average loans represented 85.1%  of average deposits in the second quarter of 2017 and 80.5% for the comparable period in 2016.  Average loans as a percent of average assets were 65.9% and 63.5% for the three month periods ended June 30, 2017 and 2016, respectively.

Deposits increased significantly at June 30, 2017 compared to December 31, 2016.  All categories of deposits increased due to the acquisition of FCB.

Shareholders’ equity was $516 million on June 30, 2017 compared to $449 million on December 31, 2016.  Book value (shareholders’ equity) per common share was $21.39 at June 30, 2017 versus $18.68 at year-end 2016. Accumulated other comprehensive income increased book value per share by $0.30 at June 30, 2017 and increased book value per share by $0.13 at December 31, 2016.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.

Loans, Credit Risk, and the Allowance and Provision for Probable Loan Losses

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

Total loans (excluding loans held for sale) increased $377,013 from year end 2016.  Almost all loan categories saw an increase in balances.  The large increase is the result of the acquisition of FCB in April, 2017.  Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 22.6% of total loans at June 30, 2017 and 22.9% at December 31, 2016. On June 30, 2017, the Company had $6,780 of loans held for sale, which was a $5,699 decrease from the year-end balance of $12,479. The Company generally retains the servicing rights on mortgages sold.

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

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Amount	$22,500	$23,408	$21,213	$18,277	$19,829
Percent of loans	0.74%	0.90%	0.80%	0.71%	0.78%

Of the $22,500 of non-performing loans at June 30, 2017,  $6,950 had a specific reserve allocated of $1,873.

A reconciliation of the non-performing assets for the first six months of 2017 and 2016 is as follows:

	2017	2016
Beginning Balance — NPA — January 1	$23,088	$17,998
Non‑accrual
Add: New non‑accruals	8,966	5,295
Add: Acquisition	955	4,052
Less: To accrual/payoff/restructured	(4,892)	(3,755)
Less: To OREO	(1,108)	(983)
Less: Net charge offs	(293)	(1,257)
Increase/(Decrease): Non‑accrual loans	3,628	3,352
Other Real Estate Owned (OREO)
Add: New OREO properties	1,108	983
Add: New OREO from acquisition	227	1,668
Less: OREO sold	(1,091)	(1,400)
Less: OREO losses (write‑downs)	(47)	(30)
Increase/(Decrease): OREO	197	1,221
Increase/(Decrease): Repossessions	—	—
Increase/(Decrease): 90 Days Delinquent	(2,135)	126
Increase/(Decrease): TDR’s	(208)	312
Total NPA change	1,482	5,011
Ending Balance — NPA — June 30,	$24,570	$23,009

At June 30, 2017, the Company had ten non-accrual loans over $250.  This was an increase of four from the number at December 31, 2016.  Two of these loans were acquired in the Cheviot acquisition and one was acquired in the FCB acquisition.  These loans are real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses. In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate, other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Company by increasing the ultimate probability of collection. The Company reviews each relationship before it grants the concession to ensure the creditor can comply with the new terms. To date, most of the concessions have been extensions of maturity dates.

The Company saw an increase in its Special Mention and Substandard Loans in the second quarter of 2017.  These loans increased $44,558 from the first quarter of 2017 of which $43,069 of the increase was the result of the acquisition of FCB in the second quarter of 2017.  The Company will be reviewing these loans over the next six months.

The provision for loan losses was $100 in the second quarter of 2017 compared to $205 for the same period in 2016 and $0 for the first quarter of 2017. The small decrease in provision expense from the second quarter of 2016 was primarily due to the continued strong credit metrics of the Company as well as a reduction in originated loan balances in the second quarter.  For the first six months of 2017 and 2016, the provision for loan loss was $100 and $705.

The Company had net charge-offs of $163 for the second quarter of 2017 compared to recoveries of $184  for the same period a year ago.  The net recovery in 2016 was due to the recoveries of two large credits that were written off in a prior quarter.  For the first six months of 2017 and 2016, net charge-offs were $293 and $1,257.

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The allowance for loan losses as of June 30, 2017 was considered adequate by management.  The allowance for loan losses was $22,306 as of June 30, 2017 and represented 0.74% of total outstanding loans compared to $22,499 as of December 31, 2016 or 0.85% of total outstanding loans.  The large reduction in the percentage is due to the FCB loans being valued at fair value at the acquisition date with no provision recorded.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of June 30,  2017, the Company had $1,079,555 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $10,978 was recorded to adjust the AFS portfolio to current market value at June 30, 2017, compared to an unrealized pre-tax gain of $4,737 at December 31, 2016. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future and the decline in fair value is largely due to temporary illiquidity and not necessarily the expected cash flows of the individual securities. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances, fed funds sold, and lines of credit are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 84.6% and 86.1% of total average earning assets for the six month periods ending June 30 2017 and 2016. Total interest-bearing deposits averaged 75.8% and 76.6% of average total deposits for the six month periods ending June 30,

2017 and 2016, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had long term FHLB advances of $270,977 outstanding at June 30, 2017. These advances have interest rates ranging from 1.04% to 2.25%.  These advances were long term advances with approximately $18,000 maturing in 2017,  $47,000 maturing in 2018, $60,000 maturing in 2019, $56,000 maturing in 2020, and $90,000 maturing in 2021 and beyond.

The Company has short term FHLB advances of $150,500 outstanding at June  30, 2017 with interest rates ranging from 1.04% to1.38%.  These advances have a maturity of six months or less.

The Company has repurchase agreements totaling  $36,586 at June 30, 2017.  The agreements are one day in length.

The Company also obtained a $30,000 term loan in the second quarter of 2016.  At June 30, 2017 the loan had a current balance of $15,000 and an interest rate of 3.25%.

Capital Resources

Total shareholders’ equity was $516,424 at June 30, 2017,  which was an increase of $66,930 compared to the $449,494 of shareholders’ equity at December 31, 2016. The increase in shareholders’ equity was attributable to the Company’s acquisition of FCB where 1,402,612 common shares were issued with a value of $47,969 as well as net income of $21,727, activity in stock option and restricted stock programs of $1,733, and other comprehensive income of $4,074, offset by common dividends paid of $8,206 and purchase of stock in connection with stock option exercises and vesting of restricted stock of $367 for the first six months of 2017.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. On January 1, 2015 the Federal Reserve established an integrated regulatory framework that required a new ratio of common equity Tier 1 capital to risk-weighted assets as well raising the minimum ratio of Tier 1 capital to risk-weighted assets.  At June 30, 2017, Tier 1 capital to total average assets was 9.7%. Common equity Tier 1 capital to risk-adjusted assets was 11.2%.  Tier 1 capital to risk-adjusted assets was 12.6%. Total capital to risk-adjusted assets was 13.3%. All four ratios exceed all required ratios established for bank holding companies.  Additionally, in order to avoid limitations on capital distributions, the Company will be required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer is being phased in from 0.00% in 2015 to 2.50% in 2019. At June 30, 2017, the required capital conservation buffer is 1.250%.  The capital levels for the Company and the Bank remained well in excess of the minimum amounts needed for capital adequacy purposes.  Risk-adjusted capital levels of the Bank exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.17 per share in the second quarter of 2017 versus $0.15 per share for the second quarter of 2016.  The Company has increased its common dividend in the last few quarters as its net income has increased.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 79.6% of total earning assets for the six months ended June 30, 2017 and 81.8% for the same period in 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and quarterly by the Credit and Risk Committee of the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2017 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

The Company purchased the following equity securities of the Company during the quarter ended June 30, 2017:

			Total Number of Shares	Maximum Number (or
			(or Units) Purchased as	Approximate Dollar Value)
	Total Number		Part of Publicly	of Shares (or Units) That
	of Shares (or	Average Price Paid Per	Announced Plans or	May Yet Be Purchased
Period	Units) Purchased (1)	Share (or Unit)	Programs	Under the Plans or Programs
April 1‑30, 2017	—	$—	—	—
May 1‑31, 2017	3,444	34.22	—	—
June 1-30, 2017	200	34.28	—	—
Total:	3,644	$34.22	—	—

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

10.1

Retirement Agreement and General Release between William J. Goodwin and MainSource Financial Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the registrant filed May 3, 2017 with the Commission (Commission File No. 0-12422)).*

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer

101

The following financial statements and notes from the MainSource Financial Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows; and (v) the Notes to the consolidated financial statements.

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

*A management contract or compensatory plan or agreement.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSOURCE FINANCIAL GROUP, INC.

August 8, 2017

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

August 8, 2017

/s/ James M. Anderson
James M. Anderson
Executive Vice President & Chief Financial Officer