Form 10-Q
period 2017-09-30
MAINSOURCE FINANCIAL GROUP
filed 2017-11-08
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of November  8, 2017 there were outstanding 25,582,413 shares of common stock, without par value, of the registrant.

MAINSOURCE FINANCIAL GROUP, INC.

FORM 10-Q

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except share and per share data)

Item 1. Financial Statements

	(Unaudited)
	September 30,	December 31,
	2017	2016
Assets
Cash and due from banks	$63,762	$75,778
Money market funds and federal funds sold	6,515	10,774
Cash and cash equivalents	70,277	86,552
Interest bearing time deposits	2,160	1,960
Securities available for sale	1,083,903	1,007,540
Loans held for sale	8,988	12,479
Loans, net of allowance for loan losses of $22,543 and $22,499	3,024,707	2,629,174
FHLB and other stock, at cost	27,972	21,693
Premises and equipment, net	84,920	76,426
Goodwill	136,303	101,315
Purchased intangible assets	14,463	7,419
Cash surrender value of life insurance	88,179	80,539
Interest receivable and other assets	59,628	55,160
Total assets	$4,601,500	$4,080,257
Liabilities
Deposits
Noninterest bearing	$838,490	$767,159
Interest bearing	2,583,497	2,343,712
Total deposits	3,421,987	3,110,871
Other borrowings	271,412	209,672
Long term Federal Home Loan Bank (FHLB) advances	310,982	249,658
Subordinated debentures	48,176	41,239
Other liabilities	24,924	19,323
Total liabilities	4,077,481	3,630,763
Commitments and contingent liabilities
Shareholders’ equity
Preferred stock, no par value
Authorized shares — 400,000
Issued shares — 0
Outstanding shares — 0	—	—
Common stock $.50 stated value:
Authorized shares — 100,000,000
Issued shares — 26,122,057 and 24,682,189
Outstanding shares — 25,582,413 and 24,067,364	13,248	12,463
Treasury stock — 539,644 and 614,825 shares, at cost	(9,752)	(10,909)
Additional paid-in capital	346,870	299,116
Retained earnings	166,031	145,745
Accumulated other comprehensive income	7,622	3,079
Total shareholders’ equity	524,019	449,494
Total liabilities and shareholders’ equity	$4,601,500	$4,080,257

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share data)

	(Unaudited)		(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest income
Loans, including fees	$34,014	$26,782	$93,197	$73,810
Securities
Taxable	4,473	4,009	13,055	10,488
Tax exempt	3,215	3,023	9,698	9,009
Other interest income	96	43	256	166
Total interest income	41,798	33,857	116,206	93,473
Interest expense
Deposits	1,708	1,066	4,093	3,094
Federal Home Loan Bank advances	1,310	1,093	3,689	3,282
Subordinated debentures	539	355	1,419	1,051
Other borrowings	841	353	1,807	486
Total interest expense	4,398	2,867	11,008	7,913
Net interest income	37,400	30,990	105,198	85,560
Provision for loan losses	600	150	700	855
Net interest income after provision for loan losses	36,800	30,840	104,498	84,705
Non-interest income
Service charges on deposit accounts	5,466	5,696	15,437	15,597
Interchange income	3,009	2,877	9,097	8,317
Mortgage banking	2,659	2,602	7,739	7,135
Trust and investment product fees	1,416	1,163	3,912	3,626
Increase in cash surrender value of life insurance	728	410	1,580	1,056
Net realized gains/(losses) on securities (includes $(9) and $13 accumulated other comprehensive income (AOCI) reclassifications for realized net gains on available for sale securities in 2017 and $23 and $144 in 2016	(9)	23	13	144
Gain on sale and write-down of OREO	44	67	226	253
Other income	(288)	1,076	1,548	3,113
Total non-interest income	13,025	13,914	39,552	39,241
Non-interest expense
Salaries and employee benefits	19,192	16,686	54,530	47,430
Net occupancy	2,830	2,412	7,927	6,877
Equipment	3,454	3,315	10,238	9,493
Intangibles amortization	599	302	1,399	999
Telecommunications	448	459	1,417	1,256
Stationery printing and supplies	316	263	944	809
FDIC assessment	334	395	1,023	1,250
Marketing	673	780	2,418	2,523
Collection expense	72	174	667	596
Prepayment penalty on FHLB advance	—	—	214	—
Acquisition related expenses	3,037	601	8,613	6,964
Interchange expense	927	830	2,634	2,558
Other expenses	3,144	2,724	8,866	8,440
Total non-interest expense	35,026	28,941	100,890	89,195
Income before income tax	14,799	15,813	43,160	34,751
Income tax expense (includes $(3) and $5 income tax expense from AOCI reclassification items in 2017 and $8 and $50 in 2016)	3,683	4,117	10,317	8,172
Net income attributable to common shareholders	$11,116	$11,696	$32,843	$26,579
Net income per common share:
Basic	$0.43	$0.49	$1.32	$1.17
Diluted	$0.43	$0.48	$1.30	$1.15
Dividend per share	$0.17	$0.15	$0.50	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

	(Unaudited)		(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$11,116	$11,696	$32,843	$26,579
Other comprehensive income:
Unrealized holding gains/(losses) on securities available for sale	666	(4,616)	6,929	14,232
Reclassification adjustment for (gains)/losses included in net income	9	(23)	(13)	(144)
Tax effect	(237)	1,624	(2,421)	(4,930)
Net of tax	438	(3,015)	4,495	9,158
Unrealized holding gains/(losses) on cash flow hedge	45	—	71	—
Tax effect	(14)	—	(23)	—
Net of tax	31	—	48	—
Total other comprehensive income/(loss)	469	(3,015)	4,543	9,158
Comprehensive income	$11,585	$8,681	$37,386	$35,737

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	(Unaudited)
	Nine months ended
	September 30,
	2017	2016
Operating Activities
Net income	$32,843	$26,579
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	700	855
Depreciation expense	6,129	5,390
Amortization of mortgage servicing rights	1,012	1,068
(Recovery)/additional impairment of valuation allowance on mortgage servicing rights	(25)	175
Securities amortization, net	3,185	3,792
Amortization of purchased intangible assets	1,399	999
Earnings on cash surrender value of life insurance policies	(1,324)	(1,056)
Prepayment penalty on FHLB advance	214	—
Securities gains, net	(13)	(144)
Gain on loans sold	(4,912)	(4,512)
Loans originated for sale	(175,769)	(185,098)
Proceeds from loan sales	184,172	190,166
Gain on life insurance benefit	(256)	—
Stock based compensation expense	777	713
Stock portion of director retainer fee expense	241	282
(Gain)/Loss on sale and write-down of OREO	(226)	(253)
Excess tax benefit related to stock based compensation	(402)	—
Change in other assets and liabilities	2,845	(7,520)
Net cash provided by operating activities	50,590	31,436
Investing Activities
Net change in short term investments	(200)	—
Purchases of securities available for sale	(176,875)	(186,209)
Proceeds from calls, maturities, and payments on securities available for sale	91,313	100,835
Proceeds from sales of securities available for sale	56,441	85,738
Loan originations and payments, net	30,059	(73,574)
Purchases of premises and equipment	(4,760)	(12,179)
Proceeds from sale of OREO	2,230	3,185
Proceeds from redemption of FHLB stock	2,307	3,090
Purchase of FHLB stock	(5,168)	(4,676)
Proceeds from life insurance benefit	511	—
Cash received/(paid) from business acquisitions, net	2,845	(11,289)
Net cash used by investing activities	(1,297)	(95,079)
Financing Activities
Net change in deposits	(55,755)	28,558
Net change in other borrowings	(10,271)	59,713
Proceeds from FHLB advances	132,000	420,000
Repayment of FHLB advances	(114,694)	(442,006)
Proceeds from term debt	—	30,000
Cash dividends on common stock	(12,557)	(10,445)
Purchase of treasury shares	(380)	(333)
Repayment on term debt	(5,000)	(10,000)
Proceeds from exercise of stock options	1,089	907
Net cash provided by financing activities	(65,568)	76,394
Net change in cash and cash equivalents	(16,275)	12,751
Cash and cash equivalents, beginning of period	86,552	67,578
Cash and cash equivalents, end of period	$70,277	$80,329
Supplemental cash flow information
Interest paid	$11,497	$8,330
Income taxes paid	7,300	3,005
Supplemental non cash disclosure
Loan balances transferred to foreclosed real estate	1,470	1,547

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

Adoption of New Accounting Standards and Newly-Issued, Not Yet Effective Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606 )” ASU 2014-09 says that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application is permitted but not before the original public entity effective date, i.e ., annual periods beginning after December 15, 2016. The Company has determined that ASU No 2014-09 will not have a significant impact on its financial statements as a significant portion of the Company’s revenue is scoped out of the standard.  However, there will be some additional disclosures that will be required.

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

In March 2016, the FASB issued (ASU) No. 2016-09 “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than previously allotted for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. ASU 2016-09 is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years.  The Company implemented this ASU in the first quarter of 2017.  The impact of this ASU resulted in a $402 reduction in income tax expense for the first quarter of 2017.  The Company has also elected to recognize forfeitures as they occur.  There was no cumulative adjustment to retained earnings to account for these forfeitures as the estimated forfeiture rate previously used was minimal.

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

The following table summarizes stock option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(years)	Value
Outstanding, beginning of year	193,114	$12.09
Granted	—	—
Exercised	(86,556)	12.59
Forfeited or expired	(400)	13.67
Outstanding at end of period	106,158	$11.67	4.4	$2,568
Exercisable at end of period	94,754	$11.13	4.1	$2,344

The following table details stock options outstanding:

	September 30,	December 31,
	2017	2016
Stock options vested and currently exercisable:
Number	94,754	181,710
Weighted average exercise price	$11.13	$11.83
Aggregate intrinsic value	$2,344	$4,101
Weighted average remaining life (in years)	4.1	3.8

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The Company recorded $9 and $24 in stock compensation expense during the three and nine months ended September 30, 2017 and $21 and $64 in stock compensation expense during the three and nine months ended September 30, 2016 respectively to salaries and employee benefits. There were no options granted in the first three quarters of 2017 or 2016.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2017 is estimated as follows:

Year	(in thousands)
October 2017 - December 2017	$7

During 2016 and the first two quarters of 2017, the Executive Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers and other employees pursuant to the Company’s Long Term Incentive Plan (“LTIP”). Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The restricted stock awards for employees vest as follows — 100% on the third anniversary of the date of grant. A total of 12,802, 13,500, and 4,000 shares of common stock were granted in the first, second, and third quarters of 2017 at a weighted average cost of $34.99,  $33.68, and $34.82 per share, respectively.  A total of 24,152 and 16,000 shares of common stock were granted in the first and second quarters of 2016 at a weighted average cost of $21.47 and $22.47 per share, respectively.  No common stock grants were granted in the third quarters of 2017 or 2016.

A summary of changes in the Company’s nonvested restricted shares for 2017 follows:

		Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2017	104,319	$20.03
Granted	30,302	34.38
Vested	(28,432)	16.31
Forfeited	(1,250)	23.62
Nonvested at September 30, 2017	104,939	$25.14

As of September 30, 2017, there was $1,553 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the 2015 Plan that will be recognized over the remaining vesting period of approximately 2.2 years. The recognized compensation costs related to the plans were $175 and $588 for the three and nine month periods ending September 30, 2017 and $160 and $512 for the three and nine months periods ending September 30, 2016, respectively.

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

The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The performance share units are earned over the three year period of the award. A total of 11,302 performance share units were granted in the first quarter of 2017 at a weighted average cost of $35.04 per share.  A total of 16,152 performance share units were granted in the first quarter of 2016 at a weighted average cost of $21.41 per share.  No shares were granted in the second or third quarters of 2017 and 2016.  Compensation expense is recognized over the three year performance period of the awards based on the fair value of the stock at the issue date and the anticipated achievement level of the target performance.  Quarterly, the performance measures will be reevaluated and adjustments made to the expense recorded in the financial statements, if needed, to reflect the new revised achievement levels.  $76 and $165 of expense was recognized on these awards for the three and nine month periods ending September 30, 2017.

$55 and $137 of expense was recognized on these awards for the three and nine month periods ending September 30, 2016.  A total of $506 will be expensed in future periods if the Target level is achieved.

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

A total of $70 and $241 was recognized as other expense in the three and nine month periods ending September 30, 2017, and $103 and $282 was recognized as other expense in the three and nine month periods ending September 30, 2016, respectively.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available for sale and related unrealized gains/losses recognized in accumulated other comprehensive income was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of September 30, 2017
Available for Sale
U. S. government agency	$115	$1	$—	$116
State and municipal	376,533	13,490	(897)	389,126
Mortgage-backed securities-residential (Government Sponsored Entity)	402,987	1,831	(2,592)	402,226
Collateralized mortgage obligations (Government Sponsored Entity)	283,012	1,124	(1,379)	282,757
Equity securities	4,670	—	—	4,670
Other securities	4,933	75	—	5,008
Total available for sale	$1,072,250	$16,521	$(4,868)	$1,083,903

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of December 31, 2016
Available for Sale
U. S. government agency	$951	$4	$—	$955
State and municipal	361,335	10,799	(2,848)	369,286
Mortgage-backed securities-residential (Government Sponsored Entity)	450,006	1,253	(4,629)	446,630
Collateralized mortgage obligations (Government Sponsored Entity)	179,314	1,514	(1,427)	179,401
Equity securities	4,670	—	—	4,670
Other securities	6,527	71	—	6,598
Total available for sale	$1,002,803	$13,641	$(8,904)	$1,007,540

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity or with no maturity are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$18,434	$18,666
One through five years	89,659	93,452
Six through ten years	97,431	101,640
After ten years	176,057	180,492
Mortgage-backed securities-residential (Government Sponsored Entity)	402,987	402,226
Collateralized mortgage obligations (Government Sponsored Entity)	283,012	282,757
Equity securities	4,670	4,670
Total available for sale securities	$1,072,250	$1,083,903

Proceeds from sales of securities available for sale were $956 and $7,615 for the three months ended September 30, 2017 and 2016, respectively. Gross gains of $1 and $23 and gross losses of $10 and $0 were realized on these sales during 2017 and 2016, respectively.  Income taxes on these net gains were $(3) and $8 in 2017 and 2016.

Proceeds from sales of securities available for sale were $56,441 and $85,738 for the nine months ended September 30, 2017 and 2016, respectively. Gross gains of $153 and $144 and gross losses of $140 and $0 were realized on these sales during 2017 and 2016, respectively.  Income taxes on these net gains were $5 and $50 in 2017 and 2016.

Below is a summary of securities with unrealized losses as of September 30, 2017 and December 31, 2016 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
September 30, 2017		Unrealized		Unrealized		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U. S. government agency	$—	$—	$—	$—	$—	$—
State and municipal	36,363	(517)	10,073	(380)	46,436	(897)
Mortgage-backed securities-residential (Government Sponsored Entity)	187,075	(2,359)	8,791	(233)	195,866	(2,592)
Collateralized mortgage obligations (Government Sponsored Entity)	132,884	(864)	17,580	(515)	150,464	(1,379)
Other securities	—	—	—	—	—	—
Total temporarily impaired	$356,322	$(3,740)	$36,444	$(1,128)	$392,766	$(4,868)

	Less than 12 months		12 months or longer		Total
December 31, 2016		Unrealized		Unrealized		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U. S. government agency	$—	$—	$—	$—	$—	$—
State and municipal	95,822	(2,848)	—	—	95,822	(2,848)
Mortgage-backed securities-residential (Government Sponsored Entity)	335,668	(4,629)	—	—	335,668	(4,629)
Collateralized mortgage obligations (Government Sponsored Entity)	77,694	(1,202)	8,518	(225)	86,212	(1,427)
Other securities	—	—	—	—	—	—
Total temporarily impaired	$509,184	$(8,679)	$8,518	$(225)	$517,702	$(8,904)

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

As of September 30, 2017, the Company’s securities portfolio consisted of 990 securities, 143 of which were in an unrealized loss position.  Unrealized losses on state and municipal securities of $897 have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to changes in interest rates. The Company monitors the financial condition of these issuers. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

At September 30, 2017, almost all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac institutions, which the government has affirmed its commitment to support. Because the decline in fair value of approximately $2,592 is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2017.

The Company’s collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations with a market value of $150,464 which had unrealized losses of approximately $1,379 at September 30, 2017. As noted above, the decline in fair value is attributable to changes in interest rates and illiquidity and not credit quality. The Company monitors to insure it has adequate credit support and as of September 30, 2017, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. All securities are investment grade.

NOTE 4 - LOANS AND ALLOWANCE

Loans were as follows:

	September 30,	December 31,
	2017	2016
Commercial
Commercial and industrial	$496,523	$461,092
Agricultural	63,472	73,467
Commercial Real Estate
Farm	103,783	111,807
Hotel	120,829	91,213
Construction and development	98,906	102,598
Other	1,101,757	857,078
Residential
1-4 family	694,163	608,366
Home equity	301,332	284,147
Consumer
Direct	66,281	61,574
Indirect	204	331
Total loans	3,047,250	2,651,673
Allowance for loan losses	(22,543)	(22,499)
Net loans	$3,024,707	$2,629,174

The Company purchased some financing receivables in the last several years.  The investment by portfolio class at September 30, 2017 and December 31, 2016 is as follows.  These loans are included in the above table and all other tables below at the recorded investment amount.

	September 30,	December 31,
	2017	2016
Commercial and industrial	$17,876	$13,875
Agricultural	772	872
Construction and development	22,012	16,634
Farm real estate	3,585	389
Hotel	13,066	2,983
Other real estate	356,651	164,505
1-4 family	274,732	206,044
Home equity	26,692	14,342
Direct	2,825	2,517
	$718,211	$422,161

The remaining accretable discount on the above loans was $13,024 and $7,313 at September 30, 2017 and December 31, 2016 respectively, with the non-accretable discount being $4,861 and $4,262 at September 30, 2017 and December 31, 2016.

Activity in the allowance for loan losses for the three months ended September 30, 2017 and 2016 was as follows:

		Commercial
2017	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, July 1	$9,348	$7,866	$4,021	$1,071	$22,306
Provision charged to expense	801	(278)	(58)	135	600
Losses charged off	(27)	(99)	(286)	(909)	(1,321)
Recoveries	26	121	111	700	958
Balance, September 30	$10,148	$7,610	$3,788	$997	$22,543

		Commercial
2016	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, July 1	$6,940	$8,780	$4,677	$1,071	$21,468
Provision charged to expense	1,525	(1,225)	(257)	107	150
Losses charged off	(23)	(33)	(122)	(1,031)	(1,209)
Recoveries	148	398	106	767	1,419
Balance, September 30	$8,590	$7,920	$4,404	$914	$21,828

Activity in the allowance for loan losses for the nine months ended September 30, 2017 and 2016 was as follows:

		Commercial
2017	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, January 1	$9,654	$7,706	$4,247	$892	$22,499
Provision charged to expense	664	(527)	(47)	610	700
Losses charged off	(624)	(556)	(739)	(2,560)	(4,479)
Recoveries	454	987	327	2,055	3,823
Balance, September 30	$10,148	$7,610	$3,788	$997	$22,543

		Commercial
2016	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, January 1	$6,511	$10,702	$3,859	$948	$22,020
Provision charged to expense	2,352	(3,314)	1,214	603	855
Losses charged off	(650)	(614)	(967)	(2,748)	(4,979)
Recoveries	377	1,146	298	2,111	3,932
Balance, September 30	$8,590	$7,920	$4,404	$914	$21,828

The following table presents the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment method at September 30, 2017 and December 31, 2016.

		Commercial
September 30, 2017	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Ending Balance individually evaluated for impairment	$2,047	$1,384	$144	$—	$3,575
Ending Balance collectively evaluated for impairment	8,101	6,023	3,644	997	18,765
Ending Balance acquired with deteriorated credit quality	—	203	—	—	203
Total ending allowance balance	$10,148	$7,610	$3,788	$997	$22,543
Loans
Ending Balance individually evaluated for impairment	$3,837	$7,082	$7,817	$961	$19,697
Ending Balance collectively evaluated for impairment	556,158	1,406,948	986,113	65,524	3,014,743
Ending Balance acquired with deteriorated credit quality	—	11,245	1,565	—	12,810
Total ending loan balance excludes $8,772 of accrued interest	$559,995	$1,425,275	$995,495	$66,485	$3,047,250

		Commercial
December 31, 2016	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Ending Balance individually evaluated for impairment	$898	$755	$147	$—	$1,800
Ending Balance collectively evaluated for impairment	8,756	6,951	4,100	892	20,699
Total ending allowance balance	$9,654	$7,706	$4,247	$892	$22,499
Loans
Ending Balance individually evaluated for impairment	$2,705	$7,904	$10,458	$130	$21,197
Ending Balance collectively evaluated for impairment	531,854	1,147,536	880,357	61,775	2,621,522
Ending Balance acquired with deteriorated credit quality	—	7,256	1,698	—	8,954
Total ending loan balance excludes $7,342 of accrued interest	$534,559	$1,162,696	$892,513	$61,905	$2,651,673

The allowance for loans collectively evaluated for impairment consists of reserves on groups of similar loans based on historical loss experience adjusted for other factors, as well as reserves on certain loans that are classified but determined not to be impaired based on an analysis which incorporates probability of default with a loss given default scenario. The reserves on these loans totaled $1,146 at September 30, 2017 and $2,697 at December 31, 2016.

In connection with the previous acquisitions, the Company acquired $25,417 of purchased credit impaired loans with $6,404 of non accretable yield and $526 of accretable yield.  The Company provided an additional allowance for loan losses of $203 on these loans at September 30, 2017.

The recorded investment in loans excludes accrued interest receivable due to immateriality.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2017 and December 31, 2016.  Performing troubled debt restructurings totaling $394 and $1,925 were excluded as allowed by ASC 310-40.

			Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
September 30, 2017	Balance	Investment	Allocated
With an allowance recorded
Commercial
Commercial and industrial	$2,231	$2,197	$1,342
Agricultural	1,484	1,484	705
Commercial Real Estate
Farm	1,346	1,344	550
Hotel	4,196	2,918	203
Construction and development	—	—	—
Other	3,303	3,211	834
Residential
1-4 Family	1,062	1,000	143
Home Equity	99	99	1
Consumer
Direct	—	—	—
Indirect	—	—	—
Subtotal — impaired with allowance recorded	13,721	12,253	3,778
With no related allowance recorded
Commercial
Commercial and industrial	$490	$28	$—
Agricultural	129	129	—
Commercial Real Estate
Farm	575	310	—
Hotel	—	—	—
Construction and development	37	37	—
Other	4,345	2,309	—
Residential
1-4 Family	7,690	6,109	—
Home Equity	1,734	1,479	—
Consumer
Direct	1,066	960	—
Indirect	—	—	—
Subtotal — impaired with no allowance recorded	16,066	11,361	—
Total impaired loans	$29,787	$23,614	$3,778

			Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
December 31, 2016	Balance	Investment	Allocated
With an allowance recorded
Commercial
Commercial and industrial	$719	$689	$429
Agricultural	1,441	1,441	469
Commercial Real Estate
Farm	1,106	1,105	360
Hotel	—	—	—
Construction and development	—	—	—
Other	1,900	1,755	395
Residential
1-4 Family	1,091	1,046	146
Home Equity	15	105	1
Consumer
Direct	—	—	—
Indirect	—	—	—
Subtotal — impaired with allowance recorded	6,272	6,141	1,800
With no related allowance recorded
Commercial
Commercial and industrial	$1,028	$322	$—
Agricultural	254	253	—
Commercial Real Estate
Farm	506	241	—
Hotel	64	64	—
Construction and development	239	162	—
Other	3,558	2,652	—
Residential
1-4 Family	9,215	7,432	—
Home Equity	2,233	1,875	—
Consumer
Direct	139	130	—
Indirect	—	—	—
Subtotal — impaired with no allowance recorded	17,236	13,131	—
Total impaired loans	$23,508	$19,272	$1,800

The following tables present the average balance of impaired loans and interest income and cash basis interest recognized for the three months ending September 30, 2017 and September 30, 2016, excluding performing troubled debt restructurings as allowed by ASC 310-40.

	Average	Interest	Cash Basis
	Balance	Income	Income
Three months ended September 30, 2017	Impaired Loans	Recognized	Recognized
Commercial
Commercial and industrial	$1,358	8	8
Agricultural	1,622	—	—
Commercial Real Estate
Farm	1,656	—	—
Hotel	2,934	—	—
Construction and development	746	—	—
Other	4,984	9	9
Residential
1-4 family	7,128	32	32
Home equity	1,624	5	5
Consumer
Direct	974	1	1
Indirect	—	—	—
Total loans	$23,026	$55	$55

	Average	Interest	Cash Basis
	Balance	Income	Income
Three months ended September 30, 2016	Impaired Loans	Recognized	Recognized
Commercial
Commercial and industrial	$725	$12	$12
Agricultural	1,640	—	—
Commercial Real Estate
Farm	1,357	—	—
Hotel	32	—	—
Construction and development	124	—	—
Other	4,791	35	35
Residential
1-4 family	8,299	17	17
Home equity	2,083	4	4
Consumer
Direct	126	3	3
Indirect	—	—	—
Total loans	$19,177	$71	$71

The following tables present the average balance of impaired loans and interest income and cash basis interest recognized for the nine months ending September 30, 2017 and September 30, 2016, excluding performing troubled debt restructurings as allowed by ASC 310-40.

	Average	Interest	Cash Basis
	Balance	Income	Income
Nine months ended September 30, 2017	Impaired Loans	Recognized	Recognized
Commercial
Commercial and industrial	$1,041	$70	70
Agricultural	1,701	—	—
Commercial Real Estate
Farm	1,588	—	—
Hotel	2,229	—	—
Construction and development	804	—	—
Other	4,641	83	83
Residential
1-4 family	7,652	41	41
Home equity	1,811	15	15
Consumer
Direct	777	3	3
Indirect	—	—	—
Total loans	$22,244	$212	$212

	Average	Interest	Cash Basis
	Balance	Income	Income
Nine months ended September 30, 2016	Impaired Loans	Recognized	Recognized
Commercial
Commercial and industrial	$753	$43	$43
Agricultural	824	—	—
Commercial Real Estate
Farm	830	—	—
Hotel	16	—	—
Construction and development	155	—	—
Other	4,898	152	152
Residential
1-4 family	7,433	44	44
Home equity	2,270	20	20
Consumer
Direct	121	9	9
Indirect	—	1	1
Total loans	$17,300	$269	$269

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2017 and December 31, 2016:

			Past due over
			90 days and
	Non-accrual		still accruing
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016

Commercial
Commercial and industrial	$2,225	$882	$—	$—
Agricultural	1,550	1,631	—	—
Commercial Real Estate
Farm	1,654	1,347	—	—
Hotel	2,918	64	—	—
Construction and development	—	122	—	2,135
Other	4,431	3,219	40	—
Residential
1-4 Family	6,126	7,163	—	—
Home Equity	939	1,273	—	—
Consumer
Direct	938	107	—	—
Indirect	—	—	—	—
Total	$20,781	$15,808	$40	$2,135

Included in the above non-accrual loans at September 30, 2017 and December 31, 2016 are $6,877 and $3,564 of loans from the Cheviot and FCB Bancorp acquisitions.

The following tables present the aging of the recorded investment in past due loans as of September 30, 2017 and December 31, 2016 by class of loans:

				Greater than
	Total	30-59 Days	60-89 Days	90 Days	Total	Loans Not
September 30, 2017	Loans	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial
Commercial and industrial	$496,523	$274	$389	$1,828	$2,491	$494,032
Agricultural	63,472	34	—	1,496	1,530	61,942
Commercial Real Estate
Farm	103,783	5	—	1,559	1,564	102,219
Hotel	120,829	—	—	—	—	120,829
Construction and development	98,906	9	—	—	9	98,897
Other	1,101,757	369	12	3,130	3,511	1,098,246
Residential
1-4 Family	694,163	934	1,965	2,591	5,490	688,673
Home Equity	301,332	485	126	580	1,191	300,141
Consumer
Direct	66,281	157	11	914	1,082	65,199
Indirect	204	—	—	—	—	204
Total — excludes $8,772 of accrued interest	$3,047,250	$2,267	$2,503	$12,098	$16,868	$3,030,382

				Greater than
	Total	30-59 Days	60-89 Days	90 Days	Total	Loans Not
December 31, 2016	Loans	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial
Commercial and industrial	$461,092	$—	$—	$176	$176	$460,916
Agricultural	73,467	215	—	1,606	1,821	71,646
Commercial Real Estate
Farm	111,807	81	—	1,243	1,324	110,483
Hotel	91,213	—	—	63	63	91,150
Construction and development	102,598	1,416	—	2,223	3,639	98,959
Other	857,078	1,268	90	1,812	3,170	853,908
Residential
1-4 Family	608,366	4,884	2,002	3,262	10,148	598,218
Home Equity	284,147	830	137	914	1,881	282,266
Consumer
Direct	61,574	936	—	66	1,002	60,572
Indirect	331	10	—	—	10	321
Total — excludes $7,342 of accrued interest	$2,651,673	$9,640	$2,229	$11,365	$23,234	$2,628,439

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

The total of troubled debt restructurings at September 30, 2017 and December 31, 2016 was $4,022 and $6,474, respectively. The Company has allocated $402 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2017. The Company has committed to lend additional amounts totaling $0 to customers with outstanding loans that are classified as troubled debt restructurings. At December 31, 2016, the comparable numbers were $508 of specific reserves and $0 of commitments.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending September 30, 2017.

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the three months ended September 30, 2017	Number of Loans	Investment	Investment
Residential
1-4 Family	1	$92	$92
Total	1	$92	$92

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending September 30, 2016.

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the three months ended September 30, 2016	Number of Loans	Investment	Investment
Commercial real estate
Other	2	$298	$298
Total	2	$298	$298

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month period ending September 30, 2017.

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the nine months ended September 30, 2017	Number of Loans	Investment	Investment
Commercial Real Estate
Other	1	$53	$53
Residential
1-4 Family	2	422	422
Total	3	$475	$475

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month period ending September 30, 2016

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the nine months ended September 30, 2016	Number of Loans	Investment	Investment
Commercial
Agricultural	1	$89	$89
Commercial real estate
Other	2	298	298
Residential
1-4 Family	1	124	124
Home Equity	4	76	76
Total	8	$587	$587

The following table presents loans where there was a payment default within twelve months following the modification during both the three and nine month periods ending September 30, 2017.

For the three and nine months ended September 30, 2017	Number of Loans	Recorded Investment
Commercial
Other	3	$322
Residential
1-4 Family	1	79
Total	4	$401

The following table presents loans where there was a payment default within twelve months for the three month period ending September 30, 2016.

For the three months ended September 30, 2016	Number of Loans	Recorded Investment
Residential
1-4 Family	1	$104
Total	1	$104

The following table presents loans where there was a payment default within twelve months for the nine month period ending September 30, 2016.

For the nine months ended September 30, 2016	Number of Loans	Recorded Investment
Commercial real estate
Other	1	$125
Residential
1-4 Family	2	250
Total	3	$375

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  The troubled debt restructurings that subsequently defaulted described above did not increase the allowance for loan losses or result in any charge offs during the three or nine month periods ending September 30, 2017 and 2016, respectively.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

The terms of certain other loans were modified during the three and month periods ending September 30, 2017 and 2016 that did not meet the definition of a troubled debt restructuring. These modified loans had a total recorded investment of $4,616 and $7,895 for the three month period ending September 30, 2017 and 2016 respectively.  These modified loans had a total recorded investment of $12,916 and $10,784 for the nine month period ending September 30, 2017 and 2016 respectively.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be significant.

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

As of September 30, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
September 30, 2017	Pass	Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$449,907	$2,941	$2,914	$2,187
Agricultural	52,043	1,557	338	1,484
Commercial Real Estate
Farm	79,619	2,950	3,784	1,504
Hotel	117,911	—	—	2,918
Construction and development	76,313	—	2,579	—
Other	975,414	25,348	12,635	3,937
Total	$1,751,207	$32,796	$22,250	$12,030

At December 31, 2016, the risk category of loans by class of loans was as follows:

		Special
December 31, 2016	Pass	Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$415,064	$3,347	$5,297	$827
Agricultural	61,637	2,283	—	1,441
Commercial Real Estate
Farm	89,297	2,209	694	1,340
Hotel	88,166	—	2,983	64
Construction and development	74,811	3,600	2,287	31
Other	752,063	9,087	7,365	2,141
Total	$1,481,038	$20,526	$18,626	$5,844

Loans not analyzed individually as part of the above described process are classified by delinquency. These loans are primarily smaller (<$250) commercial, smaller commercial real estate (<$250), residential mortgage and consumer loans. All commercial, commercial real estate, and consumer loans fully or partially secured by 1-4  family residential real estate that are 60-89 days will be classified as Watch. If loans are greater than 90 days past due, they will be classified as Substandard. Smaller commercial and commercial real estate loans on non-accrual are included in the non-accrual tables above.  Consumer loans not secured by 1-4 family residential real estate that are 60-119 days past due will be classified Substandard while loans greater than 119 days will be classified as Loss and are subsequently charged off. As of September 30, 2017 and December 31, 2016, the grading of loans by category of loans is as follows:

September 30, 2017	Performing	Watch	Substandard
Commercial
Commercial and industrial	$38,536	$—	$38
Agricultural	7,984	—	66
Commercial Real Estate
Farm	15,776	—	150
Construction and development	20,014	—	—
Other	83,929	—	494
Total	$166,239	$—	$748

December 31, 2016	Performing	Watch	Substandard
Commercial
Commercial and industrial	$36,502	$—	$55
Agricultural	7,916	—	190
Commercial Real Estate
Farm	18,260	—	7
Construction and development	21,778	—	91
Other	85,254	90	1,078
Total	$169,710	$90	$1,421

September 30, 2017	Performing	Watch	Substandard
Residential
1-4 family	$689,607	$1,965	$2,591
Home equity	300,626	126	580
Total	$990,233	$2,091	$3,171

September 30, 2017	Performing	Substandard	Loss
Consumer
Direct	$65,356	$11	$914
Indirect	204	—	—
Total	$65,560	$11	$914

December 31, 2016	Performing	Watch	Substandard
Residential
1-4 family	$603,102	$2,002	$3,262
Home equity	283,096	137	914
Total	$886,198	$2,139	$4,176

December 31, 2016	Performing	Substandard	Loss
Consumer
Direct	$61,508	$4	$62
Indirect	331	—	—
Total	$61,839	$4	$62

Purchased Credit Impaired Loans

The Company has purchased loans, for which there was, at acquisition, evidence of credit deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of these loans is as follows:

	September 30,	December 31,
	2017	2016
Commercial	$15,733	$10,817
1-4 Family	2,380	2,399
Outstanding Balance	$18,113	$13,216

Carrying amount, net of allowance of $203 and $0	$11,245	$8,954

Accretable yield, or income to be collected is as follows:

	September 30,	December 31,
	2017	2016
Balance at January 1	$—	$—
New loans purchased	526	—
Accretion of income	(155)	—
Reclassifications from nonaccretable difference	—	—
Balance at end of period	$371	$—

For those purchased credit impaired loans (PCI) disclosed above, the Company increased the allowance for loan losses by $0 and $0 for the third quarter of 2017 and 2016 respectively and $203 and $0 during the nine month period ending September 30, 2017 and 2016.

Purchased credit impaired loans purchased during the periods ending September 30, 2017 and December 31, 2016 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	September 30,	December 31,
	2017	2016
Contractually required payments receivable of
loans purchased during the year:
Commercial	$8,968	$12,907
1-4 Family	274	3,268
	$9,242	$16,175

Fair value of acquired loans at acquisition	$6,927	$11,560

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned is recorded in other assets on the balance sheet.  Activity in other real estate owned was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Beginning Balance	$2,072	$3,180	$1,875	$1,959
Transfer to other real estate owned	362	564	1,470	1,547
Sale — Out of other real estate owned	(845)	(1,441)	(1,936)	(2,841)
Acquisition	—	—	227	1,668
Write-down	(21)	(61)	(68)	(91)
Ending Balance	$1,568	$2,242	$1,568	$2,242

The value of the sale amount above is the carrying value of the property when it was sold.

Activity in the valuation account for other real estate was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Beginning Balance —	$(237)	$(234)	$(236)	$(217)
Impairments during year	(21)	(61)	(68)	(91)
Recovery on impairments	20	5	66	18
Ending Balance —	$(238)	$(290)	$(238)	$(290)

Expenses related to foreclosed assets for the period ending September 30 include:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Write-downs	$21	$61	$68	$91
Losses/(gains)on sales	(65)	(128)	(294)	(344)
Net loss/(gain)	$(44)	$(67)	$(226)	$(253)
Operating expenses	$24	$46	$106	$103

Foreclosed residential real estate properties included in other assets on the Consolidated Balance Sheets totaled $559 and $1,443 at September 30, 2017 and December 31, 2016, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $3,157 and $3,266 at September 30, 2017 and December 31, 2016, respectively.

NOTE 6 — DEPOSITS & REPURCHASE AGREEMENTS

	September 30,	December 31,
	2017	2016
Non-interest-bearing demand	$838,490	$767,159
Interest-bearing demand	1,202,796	1,163,010
Savings	842,333	749,391
Certificates of deposit of $250 or more	121,353	65,815
Other certificates and time deposits	417,015	365,496
Total deposits	$3,421,987	$3,110,871

The Company has entered into repurchase agreements with some of its customers.  The agreements are one day in length.  At September 30, 2017, these agreements totaled $41,688 and were secured by a pledged amount of $56,590 of mortgage backed securities.  At December 31, 2016, these agreements totaled $38,339 and were secured by a pledged amount of

$58,001.  Management monitors the fair value of the securities on a regular basis. If the fair value of the securities declined to an amount approximating these agreements, more securities would be pledged.

NOTE 7 - EARNINGS PER SHARE

Earnings per common share (EPS) were computed as follows:

	2017			2016
	Net	Average	Share	Net	Average	Share
Three Months Ended September 30,	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Common Share
Net income	$11,116	25,580,316	$0.43	$11,696	24,016,237	$0.49
Effect of dilutive warrants		321,370			202,238
Dilutive effect of stock compensation		70,513			103,137
Diluted Earnings Per Common Share
Net income attributable to common shareholders and assumed conversions	$11,116	25,972,199	$0.43	$11,696	24,321,612	$0.48

There were no antidilutive options in the three month periods ending September 30, 2017 or 2016.

	2017			2016
	Net	Average	Share	Net	Average	Share
Nine Months Ended September 30,	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Common Share
Net income	$32,843	24,951,821	$1.32	$26,579	22,786,961	$1.17
Effect of dilutive warrants		317,899			182,327
Effect of dilutive stock options		79,908			101,777
Diluted Earnings Per Common Share
Net income attributable to common shareholders and assumed conversions	$32,843	25,349,628	$1.30	$26,579	23,071,065	$1.15

There were no antidilutive options in the nine month periods ending September 30, 2017 or 2016.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2017 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for-sale
U. S. government agency	$116	$—	$116	$—
States and municipal	389,126	—	379,646	9,480
Mortgage-backed securities — residential — Government Sponsored Entity	402,226	—	402,226	—
Collateralized mortgage obligations — Government Sponsored Entity	282,757	—	282,757	—
Equity securities	4,670	4,670	—	—
Other securities	5,008	—	—	5,008
Total investment securities available-for-sale	$1,083,903	$4,670	$1,064,745	$14,488

Mortgage banking derivative	$854	—	$854	—

Interest rate swap asset	$3,666	—	$3,666	—
Interest rate swap liability	$(3,666)	—	$(3,666)	—

		Fair Value Measurements at December 31, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for-sale
U. S. government agency	$955	$—	$955	$—
States and municipal	369,286	—	359,166	10,120
Mortgage-backed securities — residential — Government Sponsored Entity	446,630	—	446,630	—
Collateralized mortgage obligations — Government Sponsored Entity	179,401	—	179,401	—
Equity securities	4,670	4,670	—	—
Other securities	6,598	—	—	6,598
Total investment securities available-for-sale	$1,007,540	$4,670	$986,152	$16,718

Mortgage banking derivative	$648	—	$648	—

Interest rate swap asset	$3,003	—	$3,003	—
Interest rate swap liability	$(3,003)	—	$(3,003)	—

There were no transfers between Level 1 and Level 2 during the third quarter of 2017 or 2016.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended September 30, 2017 and 2016:

Three months ended September 30:

States and municipal	2017	2016
Beginning balance, July 1	$9,672	$10,430
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(7)	6
Settlements	(185)	(182)
Ending balance, September 30	$9,480	$10,254

Other securities	2017	2016
Beginning balance, July 1	$5,009	$6,601
Total gains or losses (realized / unrealized)
Settlement through acquisition	—	—
Included in other comprehensive income	(1)	(2)
Ending balance, September 30	$5,008	$6,599

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine month periods ended September 30, 2017 and 2016:

States and municipal	2017	2016
Beginning balance, January 1	$10,120	$10,858
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(12)	8
Settlements	(628)	(612)
Ending balance, September 30	$9,480	$10,254

Other securities	2017	2016
Beginning balance, January 1	$6,598	$6,524
Total gains or losses (realized / unrealized)
Settlement through acquisition	(1,590)	—
Included in other comprehensive income	—	75
Ending balance, September 30	$5,008	$6,599

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2017 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial and industrial	$855			$855
Agricultural	779			779
Hotel	2,715			2,715
Farm real estate	794			794
Other real estate	1,746			1,746
Total impaired loans	$6,889			$6,889

Impaired servicing rights	$928			$928

		Fair Value Measurements at December 31, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial and industrial	$260			$260
Agricultural	972			972
Farm real estate	745			745
Other real estate	560			560
Total impaired loans	$2,537			$2,537

Impaired servicing rights	$1,083			$1,083

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $10,464, with a valuation allowance of $3,575 at September 30, 2017. The Company recorded a charge of $1,748 to provision expense associated with these loans for the three months ended September 30, 2017 and a charge of $2,629 to provision expense with these loans for the nine month period ending September 30, 2017.  The Company recorded a charge of $228 to provision expense associated with these loans for the three months ended September 30, 2016 and a charge of $634 to provision expense with these loans for the nine month period ending September 30, 2016.  At December 31, 2016, impaired loans had a gross carrying amount of $4,008 with a valuation allowance of $1,471.  A breakdown of these loans by portfolio class at September 30, 2017 is as follows:

	Gross	Valuation
	Balance	Allowance	Net
Commercial and industrial	$2,197	$1,342	$855
Agricultural	1,484	705	779
Hotel	2,918	203	2,715
Farm real estate	1,344	550	794
Other real estate	2,521	775	1,746
Ending Balance	$10,464	$3,575	$6,889

Impaired tranches of servicing rights were carried at a fair value of $928, which is made up of the gross outstanding balance of $1,103 net of a valuation allowance of $175.  A $25 credit was made to the valuation allowance in the three and nine month periods ending September 30, 2017.  A $125 charge was made to the valuation allowance in the third quarter of

2016 and a charge of $175 was made to the valuation allowance in the first nine months of 2016.  At December 31, 2016, impaired servicing rights were carried at a fair value of $1,083 which was made up of the gross outstanding balance of $1,283, net of a valuation allowance of $200.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016. Impaired commercial loans, commercial real estate loans, and other real estate owned that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.  The fair value of the mortgage servicing rights is valued based on present value of future cash flows to be received taking into account the coupon rate on the mortgage as well as estimated prepayment speeds.

	Fair Value	Valuation	Unobservable	Range/
September 30, 2017	(in thousands)	Technique(s)	Input(s)	Average
Impaired Loans:
Commercial and industrial	$855	Sales comparison approach	Adjustment for differences between comparable sales	19% - 30%
				24% Avg
Agricultural	779	Sales comparison approach	Adjustment for differences between comparable sales	16%-25%
				24% Avg
Hotel	2,715	Sales comparison approach	Adjustment for differences between comparable sales	40%
				40% Avg
Farm real estate	794	Sales comparison approach	Adjustment for differences between comparable sales	16%-25%
				22% Avg
Other real estate	1,746	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	19% - 40%
				27% Avg
	$6,889

Mortgage servicing rights	$928	Cash flow analysis	Discount rate	10%

	Fair Value	Valuation	Unobservable	Range/
December 31, 2016	(in thousands)	Technique(s)	Input(s)	Average
Impaired Loans:
Commercial and industrial	$260	Sales comparison approach	Adjustment for differences between comparable sales	10% - 30%
				18% Avg
Agricultural	972	Sales comparison approach	Adjustment for differences between comparable sales	10%
				10% Avg
Farm real estate	745	Sales comparison approach	Adjustment for differences between comparable sales	10%
				10% Avg
Other real estate	560	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	16% - 31%
				27% Avg
	$2,537

Mortgage servicing rights	$1,083	Cash flow analysis	Discount rate	10%

The carrying amounts and estimated fair values of financial instruments, not previously presented, is as follows:

	Carrying
September 30, 2017	Amount	Level 1	Level 2	Level 3		Total
Assets
Cash and cash equivalents	$70,277	$63,762	$6,515	$		$70,277
Interest bearing time deposits	2,160		2,160			2,160
Loans including loans held for sale, net	3,026,807		9,197		3,034,068	3,043,265
FHLB and other stock	27,972					N/A
Interest receivable	14,493		5,703		8,790	14,493
Liabilities
Deposits	(3,421,987)	(838,490)	(2,580,936)			(3,419,426)
Other borrowings	(271,412)		(271,412)			(271,412)
FHLB advances	(310,982)		(309,196)			(309,196)
Interest payable	(1,292)		(1,292)			(1,292)
Subordinated debentures	(48,176)		(41,021)			(41,021)

	Carrying
December 31, 2016	Amount	Level 1	Level 2	Level 3		Total
Assets
Cash and cash equivalents	$86,552	$75,778	$10,774	$		$86,552
Interest bearing time deposits	1,960		1,960			1,960
Loans including loans held for sale, net	2,639,046		12,598		2,662,431	2,675,029
FHLB and other stock	21,693					N/A
Interest receivable	12,576		5,234		7,342	12,576
Liabilities
Deposits	(3,110,871)	(767,159)	(2,340,824)			(3,107,983)
Other borrowings	(209,672)		(209,686)			(209,686)
FHLB advances	(249,658)		(248,944)			(248,944)
Interest payable	(642)		(642)			(642)
Subordinated debentures	(41,239)		(34,084)			(34,084)

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

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework. The rule implements the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. In general, under the new rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the new rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. Additionally, in order to avoid limitations on capital distributions, the Company will be required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer is being phased in from 0.00% in 2015 to 2.50% in 2019. At September 30, 2017, the capital conservation buffer is 1.250%. At September 30, 2017, the capital levels for the Company and its subsidiary bank remained in excess of the minimum amounts needed for capital adequacy purposes. The new rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity and became effective on January 1, 2015.

Actual and required capital amounts and ratios are presented below which do not include the conservation buffer in the required ratio:

			Required for		To Be
	Actual		Adequate Capital		Well Capitalized
September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$442,560	13.5%	$263,158	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	420,017	12.8	197,369	6.0	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	372,091	11.3	148,026	4.5	N/A	N/A
Tier 1 capital (to average assets)	420,017	9.5	177,717	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$446,375	13.6%	$263,215	8.0%	$329,019	10.0%
Tier 1 capital (to risk-weighted assets)	423,832	12.9	197,411	6.0	263,215	8.0
Common equity Tier 1 capital (to risk-weighted assets)	423,832	12.9	148,058	4.5	213,862	6.5
Tier 1 capital (to average assets)	423,832	9.6	177,436	4.0	221,795	5.0

			Required for		To Be
	Actual		Adequate Capital		Well Capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$407,802	14.7%	$222,095	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	385,303	13.9	166,571	6.0	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	344,212	12.4	124,928	4.5	N/A	N/A
Tier 1 capital (to average assets)	385,303	9.8	157,671	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$407,939	14.7%	$222,152	8.0%	$277,690	10.0%
Tier 1 capital (to risk-weighted assets)	385,440	13.9	166,614	6.0	222,152	8.0
Common equity Tier 1 capital (to risk-weighted assets)	385,440	13.9	124,960	4.5	180,498	6.5
Tier 1 capital (to average assets)	385,440	9.8	157,390	4.0	196,737	5.0

Management believes as of September 30, 2017, the Company and the Bank met all capital adequacy requirements to which they are subject to be considered well-capitalized. The Company is a source of additional financial strength to the Bank with its $13,000 in cash and its ability to downstream additional capital to the Bank.

NOTE 10 — INCOME TAXES

In accordance with ASC 740-270-50-1, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2017 and 2016 based on the current estimate of the effective annual rate.  The effective tax rate for the third quarter of 2017 was 24.9% versus 26.0% for the same period in 2016.  For the first nine months of 2017 and 2016, the effective tax rate was 23.9% vs 23.5%.  The slight increase in the effective tax rate for the first nine months of 2017 was due to pre-tax earnings increasing at a greater rate than earnings from tax exempt investments.  The Company’s effective tax rate was lower than its blended statutory rate due to the Company’s investments in tax-exempt securities, tax-exempt loans, company-owned life insurance, and a subsidiary company domiciled in a state with no state or local income tax.

NOTE 11 — DERIVATIVES

The Bank executes interest rate swaps with commercial banking customers to facilitate their risk management strategies. These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Bank agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the customer to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institutions offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Bank’s results of operations.  The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $186.2 million at September 30, 2017 and $143.3 million at December 31, 2016.

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

The fair value of interest rate swaps are summarized below:

	September 30, 2017		December 31, 2016
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps at Fair Value	$186,209	$3,666	$143,300	$3,003

Included in Other Liabilities:
Interest Rate Swaps at Fair Value	$186,209	$3,666	$143,300	$3,003

The effect of derivative instruments on the Consolidated Statement of Income is presented below:

	Three Months Ended
	September 30,
	2017	2016
Interest Rate Swaps - Fee Income
Included in Other Income / (Expense)	$209	$257

	Nine Months Ended
	September 30,
	2017	2016
Interest Rate Swaps – Fee Income
Included in Other Income / (Expense)	$612	$766

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

With the acquisition, the Company expanded its presence in the greater Louisville area.  The acquisition offers the Company the opportunity to increase profitability by introducing new products and services to the acquired customer base and adding new customers in the expanded region.  FCB’s results of operations were included in the Company’s results beginning May 1, 2017.  Acquisition-related costs of $7,063 were included in the Company’s income statement for the nine months ended September 30, 2017.  The fair value of the common shares issued as part of the consideration paid for FCB was determined on the basis of the closing price of the Company’s common shares on the acquisition date.   Goodwill of $33,668 arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies.  Goodwill will not be deductible for income tax purposes.  The following table summarizes the consideration paid for FCB and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration
Cash	$10,911
Equity Instruments	47,969
Fair Value of Total Consideration	$58,880

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed
Cash and cash equivalents	$15,972
Securities	45,498
Federal Home Loan Bank stock	3,418
Loans	427,762
Premises and equipment	9,863
Core deposit intangibles	6,263
Bank owned life insurance	6,571
Other assets	9,057
Total assets acquired	$524,404

Deposits	$366,871
Federal Home Loan Bank advances	43,804
Subordinated debt	17,111
Other liabilities	71,406
Total liabilities assumed	$499,192

Total identifiable net assets	$25,212

Goodwill	$33,668

The Company will be completing its final fair value adjustments in the fourth quarter of 2017.

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

	3 months	3 months	9 months	9 months
	9/30/2017	9/30/2016	9/30/2017	9/30/2016
Net interest income	$37,400	$35,317	$110,947	$98,452
Net income	12,133	13,100	38,801	34,200
Basic earnings per share	0.47	0.51	1.51	1.40
Diluted earnings per share	0.47	0.51	1.49	1.39

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

The merger will result in a combined company with approximately $13.3 billion in assets, $8.9 billion in loans, $10.0 billion in deposits, and $4.0 billion in assets under management, utilizing financial information as of September 30, 2017. The transaction will allow the combined company to better meet the needs of its communities in a rapidly changing banking environment, while providing the efficiencies and scale required to comply with regulatory requirements and costs associated with crossing the $10 billion asset threshold.

The transaction is expected to close in early 2018, subject to the approval of shareholders of both First Financial and the Company and regulatory approvals, as well as satisfaction of customary closing conditions. The combined company will operate as First Financial and its headquarters will be located in downtown Cincinnati, Ohio.

NOTE 13 – BRANCH CLOSURES

In the third quarter of 2017, the Company announced that it would be closing the following branches in the first quarter of 2018:  Anderson Southtown, Centerville, Clarksville, Madison Central, Marengo, Portage, and Westport, Indiana. As of September 30, 2017, the seven branches had approximately $143 million in total deposits. Included in the operating results of the third quarter of 2017 are $1,052 of impairment costs for the affected properties, $100 of severance costs, and $48 of other costs related to the closing of the branches.

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

Cautionary Statements Regarding Forward-Looking Information

Certain statements contained in this report which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements include, but are not limited to, certain plans, expectations, goals, projections and benefits relating to the transaction between the Company and First Financial, which are subject to numerous assumptions, risks and uncertainties.  Words such as ‘‘believes,’’ ‘‘anticipates,’’ “likely,” “expected,” “estimated,” ‘‘intends’’ and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements are not historical facts but instead express only management’s beliefs regarding future results or events, many of which, by their nature, are inherently uncertain and outside of the management’s control.  It is possible that actual results and outcomes may differ, possibly materially, from the anticipated results or outcomes indicated in these forward-looking statements. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Company’s loan and investment portfolios; the Company’s ability to integrate acquisitions, the impact of our continuing acquisition strategy, and other factors,

Statements concerning the potential merger of MainSource and First Financial may also be forward-looking statements. Please refer to each of the Company’s and First Financial’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as their other filings with the SEC, for a more detailed discussion of risks, uncertainties and factors that could cause actual results to differ from those discussed in the forward-looking statements.

In addition to factors previously disclosed in reports filed by the Company and First Financial with the SEC, risks and uncertainties for the Company, First Financial and the combined company include, but are not limited to:  the possibility that any of the anticipated benefits of the proposed Merger will not be realized or will not be realized within the expected time period; the risk that integration of the Company’s operations with those of First Financial will be materially delayed or will be more costly or difficult than expected; the inability to close the Merger in a timely manner; the inability to complete the Merger due to the failure of the Company’s or First Financial’s shareholders to adopt the Merger Agreement; diversion of management's attention from ongoing business operations and opportunities; the failure to satisfy other conditions to completion of the Merger, including receipt of required regulatory and other approvals; the failure of the proposed Merger to close for any other reason; the challenges of integrating and retaining key employees; the effect of the announcement of the Merger on the Company’s, First Financial’s or the combined company's respective customer relationships and operating results; the possibility that the Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; and general competitive, economic, political and market conditions and fluctuations.  All forward-looking statements included in this filing are made as of the date hereof and are based on information available at the time of the filing.  Except as required by law, neither the Company nor First Financial assumes any obligation to update any forward-looking statement.

Results of Operations

Net income for the third quarter of 2017 was $11,116 compared to net income of $11,696 for the third quarter of 2016. The small decrease in net income was primarily attributable to acquisition costs related to FCB and First Financial incurred in the third quarter of 2017 of $3,037, increases in salaries and employee benefits of $2,506, net occupancy expenses of $418, equipment expenses of $139, and intangibles amortization of $297 as well as $1,200 of branch closure expenses, offset by increases in net interest income of $6,410.  All of these increases, with the exception of the branch closure expenses, were the result of the acquisition of FCB in the second quarter of 2017.    Diluted earnings per common share for the third quarter of 2017 totaled $0.43,  a $0.05 decrease from the $0.48 reported in the same period a year ago. Key measures of the financial performance of the Company are return on average shareholders’ equity and return on average assets. Return on average shareholders’  equity was 8.44% for the third quarter of 2017 while return on average assets was 0.96% for the same period, compared to 10.19% and 1.16% respectively, in the third quarter of 2016.  Earnings were significantly impacted by acquisition related expenses incurred in the third quarter of 2017 and 2016.

For the nine month period ended September 30, 2017, net income was $32,843  compared to net income of $26,579 for the same period a year ago.  Contributing to the increase in net income were increases in net interest income of $19,638, mortgage banking of $604, and interchange income of $780, offset by increases in salaries and employee benefits of $7,100, net occupancy expenses of $1,050, and equipment expenses of $745.  The increases in these categories were again the result of the FCB acquisition in the second quarter of 2017 as well as the full year effect of the acquisition of Cheviot Financial Corp. in the second quarter of 2016.    The Company also incurred $1,200 of expenses related to the branch closure announcement made in the third quarter of 2017.  Return on average shareholders’ equity was 8.92% for the first nine months of 2017 while return on average assets was 1.01% for the same period, compared to 8.45% and 0.96% respectively, in the first nine months of 2016.  Earnings were again significantly impacted by acquisition related expenses incurred in the first nine months quarter of 2017 and 2016.

Net Interest Income

The volume and yield of earning assets and interest-bearing liabilities influence net interest income. Net interest income reflects the mix of interest-bearing and non-interest-bearing liabilities that fund earning assets, as well as interest spreads between the rates earned on these assets and the rates paid on interest-bearing liabilities. Third quarter net interest income of $37,400 in 2017 was an increase of 20.7% versus the third quarter of 2016. Average earning assets were $544 million higher in the third quarter of 2017 compared to 2016 with the majority of the increase attributable to loan growth and securities growth. The growth came primarily from the acquisition of FCB in the second quarter of 2017.  Also affecting margin was an increase in average demand deposits of $134 million.  Net interest margin, on a fully-taxable equivalent basis, was 3.77% for the third quarter of 2017, a fifteen basis point increase compared to 3.62% for the same period a year ago and the same margin on a linked quarter basis.

Net interest income was $19,638 higher in the first nine months of 2017 compared to 2016.  Average earning assets were $601 higher in the first nine months of 2017 compared to 2016 with the majority of the increase again attributable to loans and securities.  Also affecting margin was an increase in average demand deposits of $138.  Net interest margin, on a fully-taxable equivalent basis, was 3.77% for the first nine months of 2017, a thirteen basis point increase compared to 3.64% for the same period a year ago.

The following tables summarize net interest income (on a tax-equivalent basis) for the three month periods ending September 30, 2017 and 2016.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)* - three months ended September 30

	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Rate***	Balance	Interest	Rate***
Assets
Short‑term investments	$11,139	$32	1.14%	$10,840	$15	0.55%
Federal funds sold and money market accounts	14,995	64	1.69	14,770	28	0.75
Securities
Taxable	730,130	4,473	2.43	686,655	4,009	2.32
Non‑taxable*	371,650	4,978	5.31	335,414	4,638	5.50
Total securities	1,101,780	9,451	3.40	1,022,069	8,647	3.37
Loans**
Commercial*	2,005,709	23,621	4.67	1,589,095	17,057	4.27
Residential real estate	617,665	6,414	4.12	593,526	6,165	4.13
Consumer	400,273	4,282	4.24	377,619	3,790	3.99
Total loans	3,023,647	34,317	4.50	2,560,240	27,012	4.20
Total earning assets	4,151,561	43,864	4.19	3,607,919	35,702	3.94
Cash and due from banks	62,135			57,386
Unrealized gains (losses) on securities	13,011			35,617
Allowance for loan losses	(22,277)			(21,781)
Premises and equipment, net	86,909			76,378
Intangible assets	150,217			107,159
Accrued interest receivable and other assets	145,800			133,814
Total assets	$4,587,356			$3,996,492
Liabilities
Interest‑bearing deposits DDA, savings, and money market accounts	$2,107,128	$847	0.16	$1,928,454	$546	0.11
Certificates of deposit	535,069	861	0.64	469,833	520	0.44
Total interest‑bearing deposits	2,642,197	1,708	0.26	2,398,287	1,066	0.18
Other borrowings	240,194	841	1.39	138,913	353	1.01
Subordinated debentures	47,651	539	4.49	40,000	355	3.53
FHLB borrowings	280,424	1,310	1.85	243,828	1,093	1.78
Total interest‑bearing liabilities	3,210,466	4,398	0.54	2,821,028	2,867	0.40
Demand deposits	830,032			696,073
Other liabilities	24,112			22,699
Total liabilities	4,064,610			3,539,800
Shareholders’ equity	522,746			456,692
Total liabilities and shareholders’ equity	$4,587,356	4,398	0.42***	$3,996,492	2,867	0.32***
Net interest income		$39,466	3.77****		$32,835	3.62****
Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$2,066			$1,845

*	Adjusted to reflect income related to securities and loans exempt from Federal income taxes of 35%
**	Nonaccruing loans have been included in the average balances.
***	Annualized
****	Net interest income divided by total earning assets.

Volume/Rate Analysis of Changes in Net Interest Income

(Tax Equivalent Basis)

	3Q 2017 OVER 3Q 2016
	Volume	Rate	Total
Interest income
Loans	$5,210	$2,095	$7,305
Securities	704	100	804
Federal funds sold and money market funds	—	36	36
Short‑term investments	—	17	17
Total interest income	5,914	2,248	8,162
Interest expense
Interest‑bearing DDA, savings, and money market accounts	$55	$246	$301
Certificates of deposit	81	260	341
Borrowings	563	142	705
Subordinated debentures	76	108	184
Total interest expense	775	756	1,531
Change in net interest income	5,139	1,492	6,631
Change in tax equivalent adjustment			221
Change in net interest income before tax equivalent adjustment			$6,410

The following tables summarize net interest income (on a tax-equivalent basis) for the nine month periods ending September 30, 2017 and 2016:

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)* -nine months ended September 30

	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Rate***	Balance	Interest	Rate***
Assets
Short-term investments	$11,338	$79	0.93%	$17,824	$68	0.51%
Federal funds sold and money market accounts	17,161	177	1.38	20,387	98	0.64
Securities
Taxable	703,345	13,055	2.48	635,718	10,488	2.20
Non-taxable*	366,220	14,920	5.45	330,066	13,822	5.59
Total securities	1,069,565	27,975	3.50	965,784	24,310	3.36
Loans**
Commercial*	1,852,102	62,701	4.53	1,465,434	47,493	4.33
Residential real estate	606,028	19,091	4.21	512,426	15,781	4.11
Consumer	389,407	12,181	4.18	363,160	11,244	4.14
Total loans	2,847,537	93,973	4.41	2,341,020	74,518	4.25
Total earning assets	3,945,601	122,204	4.14	3,345,015	98,994	3.95
Cash and due from banks	61,538			54,885
Unrealized gains (losses) on securities	9,545			30,567
Allowance for loan losses	(22,674)			(21,657)
Premises and equipment, net	83,067			71,043
Intangible assets	126,339			91,844
Accrued interest receivable and other assets	142,884			115,122
Total assets	$4,346,300			$3,686,819
Liabilities
Interest-bearing deposits DDA, savings, and money market accounts	$2,039,303	$2,181	0.14	$1,821,586	$1,605	0.12
Certificates of deposit	483,258	1,912	0.53	390,048	1,489	0.51
Total interest-bearing deposits	2,522,561	4,093	0.22	2,211,634	3,094	0.19
Other borrowings	187,111	1,807	1.29	68,360	486	0.95
Subordinated debentures	44,266	1,419	4.29	40,000	1,051	3.51
FHLB borrowings	277,391	3,689	1.78	262,753	3,282	1.67
Total interest-bearing liabilities	3,031,329	11,008	0.49	2,582,747	7,913	0.41
Demand deposits	801,138			663,380
Other liabilities	21,598			20,498
Total liabilities	3,854,065			3,266,625
Shareholders’ equity	492,235			420,194
Total liabilities and shareholders’ equity	$4,346,300	11,008	0.37***	$3,686,819	7,913	0.31***
Net interest income		$111,196	3.77****		$91,081	3.64****
Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$5,998			$5,521

*	Adjusted to reflect income related to securities and loans exempt from Federal income taxes of 35%
**	Nonaccruing loans have been included in the average balances.
***	Annualized
****	Net interest income divided by total earning assets.

Volume/Rate Analysis of Changes in Net Interest Income

(Tax Equivalent Basis)

	Nine months 2017 OVER Nine months 2016
	Volume	Rate	Total
Interest income
Loans	$16,567	$2,888	$19,455
Securities	2,670	995	3,665
Federal funds sold and money market funds	—	79	79
Short-term investments	(8)	19	11
Total interest income	19,229	3,981	23,210
Interest expense
Interest-bearing DDA, savings, and money market accounts	$206	$370	$576
Certificates of deposit	457	(34)	423
Borrowings	1,569	159	1,728
Subordinated debentures	120	248	368
Total interest expense	2,352	743	3,095
Change in net interest income	16,877	3,238	20,115
Change in tax equivalent adjustment			477
Change in net interest income before tax equivalent adjustment			$19,638

Variances not attributed to rate or volume are allocated between rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

See “Loans, Credit Risk and the Allowance and Provision for Probable Loan Losses” below.

Non-interest Income

Third quarter non-interest income for 2017 was $13,025, a slight decrease compared to $13,914 for the third quarter of 2016.  Offsetting the branch closure charge of $1,100 was an increase in trust and investment product fees of $253 and an increase in cash surrender value of life insurance.  The increase in trust and investment product fees was primarily the result of the acquisition of two brokerage firms in the first half of 2017.  The increase in cash surrender value of life insurance was due to a death benefit of $256 received in the third quarter of 2017.

For the nine months ended September 30, 2107, non-interest income was $39,552 compared to $39,241 for the first nine months of 2016.  Contributing to the increase of $311 was mortgage banking of $604 and interchange income of $780 offset by the branch closure charge of $1,100.

Non-interest Expense

The Company’s non-interest expense was $35,026 for the third quarter of 2017, compared to $28,941 for the same period in 2016.  The primary reasons for the increase were increases in salaries and employee benefits of $2,506, net occupancy expenses of $418, equipment expenses of $139, intangibles amortization of $297, and acquisition expenses of $2,436.  The primary driver of the increases  was the acquisition of FCB in the second quarter of 2017.  $1,550 of the acquisition expenses related to the upcoming merger with First Financial.  The Company’s efficiency ratio was 66.7% for the third quarter of 2017 compared to 61.9% for the same period a year ago.  Acquisition related expenses in the third quarters of 2017 and 2016 were the primary cause of the increase in the efficiency ratio.

For the nine months ended September 30, 2017, non-interest expense was $100,890 compared to $89,195 for the first nine months of 2016.  Increases in salaries and employee benefits of $7,100, net occupancy expenses of $1,050, and equipment expenses of $745 were all related to the acquisition of FCB in the second quarter of 2017 as well as the full year effect of the acquisition of Cheviot Financial Corp. in the second quarter of 2016.  The increase in acquisition expenses of $1,649 was primarily related to the costs related to the upcoming merger with First Financial.  The Company’s efficiency ratio was 66.9% for the first nine months of 2017 compared to 68.4% for the same period a year ago.

Income Taxes

The effective tax rate for the third quarter of 2017 was 24.9% versus 26.0% for the same period of 2016.  The small decrease was due to a non-taxable death benefit received by the Company in the third quarter of 2017.

The effective tax rate for the first nine months of 2017 was 23.9% versus 23.5% for the same period in 2016.

The Company’s effective tax rate was lower than its blended statutory rate due to the Company’s investments in tax-exempt securities, tax-exempt loans, company-owned life insurance, and a subsidiary company domiciled in a state with no state or local income tax.

Financial Condition

Total assets at September 30, 2017 were $4,601,500, a 12.8% increase from total assets of $4,080,257 as of December 31, 2016.  The increase was primarily the result of the FCB acquisition in the second quarter of 2017.  Average earning assets represented 90.5% of average total assets for the third quarter of 2017 and 90.3% for the same period in 2016. Average loans represented 87.3%  of average deposits in the third quarter of 2017 and 83.0% for the comparable period in 2016.  Average loans as a percent of average assets were 66.1% and 64.3% for the three month periods ended September 30, 2017 and 2016, respectively.

Deposits increased significantly at September 30, 2017 compared to December 31, 2016.  All categories of deposits increased due to the acquisition of FCB.

Shareholders’ equity was $524 million on September 30, 2017 compared to $449 million on December 31, 2016.  Book value (shareholders’ equity) per common share was $20.48 at September 30, 2017 versus $18.68 at year-end 2016. Accumulated other comprehensive income increased book value per share by $0.30 at September 30, 2017 and increased book value per share by $0.13 at December 31, 2016.  Depending on market conditions, the unrealized gain or loss on securities available for sale can cause fluctuations in shareholders’ equity.

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

Total loans (excluding loans held for sale) increased $395,577 from year end 2016.  Almost all loan categories saw an increase in balances.  The large increase is primarily related to the acquisition of FCB in April, 2017.  Residential real estate loans continue to represent a significant portion of the total loan portfolio. Such loans represented 22.6% of total loans at September 30, 2017 and 22.8% at December 31, 2016. On September 30, 2017, the Company had $8,988 of loans held for sale, which was a $3,491 decrease from the year-end balance of $12,479. The Company generally retains the servicing rights on mortgages sold.

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

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Amount	$23,457	$22,500	$23,408	$21,213	$18,277
Percent of loans	0.77%	0.74%	0.90%	0.80%	0.71%

Of the $23,457 of non-performing loans at September 30, 2017,  $12,038 had a specific reserve allocated of $3,678.

A reconciliation of the non-performing assets (“NPA”) for the first nine months of 2017 and 2016 is as follows:

	2017	2016
Beginning Balance — NPA — January 1	$23,088	$17,998
Non‑accrual
Add: New non‑accruals	16,394	8,368
Add: Acquisition	955	4,052
Less: To accrual/payoff/restructured	(10,250)	(7,725)
Less: To OREO	(1,470)	(1,547)
Less: Net charge offs	(656)	(1,047)
Increase/(Decrease): Non‑accrual loans	4,973	2,101
Other Real Estate Owned (OREO)
Add: New OREO properties	1,470	1,547
Add: New OREO from acquisition	227	1,668
Less: OREO sold	(1,936)	(2,841)
Less: OREO losses (write‑downs)	(68)	(91)
Increase/(Decrease): OREO	(307)	283
Increase/(Decrease): Repossessions	—	—
Increase/(Decrease): 90 Days Delinquent	(2,095)	—
Increase/(Decrease): TDR’s	(634)	137
Total NPA change	1,937	2,521
Ending Balance — NPA — September 30,	$25,025	$20,519

At September 30, 2017, the Company had thirteen non-accrual loans over $250.  This was an increase of seven from the number at December 31, 2016.  Three of these loans were acquired in the Cheviot acquisition and two were acquired in the FCB acquisition.  These loans are real estate backed loans. The Company is working with these borrowers in an attempt to minimize its losses. In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate, other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Company by increasing the ultimate probability of collection. The Company reviews each relationship before it grants the concession to ensure the creditor can comply with the new terms. To date, most of the concessions have been extensions of maturity dates.

The Company saw a decrease in its Special Mention Loans in the third quarter of 2017 on a linked quarter basis.  These loans decreased $18,800 from the second quarter of 2017.  During the third quarter, the Company started reviewing these loans that came over from the FCB acquisition and was able to upgrade some of them.    The Substandard Loans saw a slight increase in the third quarter of 2017 on a linked quarter basis.  The Company is continuing to review these remaining loans over the next several months.

The provision for loan losses was $600 in the third quarter of 2017 compared to $150 for the same period in 2016 and $100 for the second quarter of 2017. The increase in provision expense from the third quarter of 2017 was primarily due to a lease contract that went to non-accrual status in the third quarter.  For the first nine months of 2017 and 2016, the provision for loan losses was $700 and $855.

The Company had net charge-offs of $363 for the third quarter of 2017 compared to net recoveries of $210  for the same period a year ago.  The net recovery in 2016 was due to the recoveries of two large credits that were written off in a prior quarter.  For the first nine months of 2017 and 2016, net charge-offs were $656 and $1,047.

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non-accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The allowance for loan losses as of September 30, 2017 was considered adequate by management.  The allowance for loan losses was $22,543 as of September 30, 2017 and represented 0.74% of total outstanding loans compared to $22,499 as of December 31, 2016 or 0.85% of total outstanding loans.  The large reduction in this metric was due to the FCB loans being valued at fair value at the acquisition date with no provision recorded.

Investment Securities

Investment securities offer flexibility in the Company’s management of interest rate risk and are an important source of liquidity as a response to changing characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high-risk derivative products, junk bonds or foreign investments.

As of September 30, 2017, the Company had $1,083,903 of investment securities. All of these securities were classified as “available for sale” (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. An unrealized pre-tax gain of $11,653 was recorded to adjust the AFS portfolio to current market value at September 30, 2017, compared to an unrealized pre-tax gain of $4,737 at December 31, 2016. Unrealized losses on AFS securities have not been recognized into income because management does not intend to sell and does not expect to be required to sell these securities for the foreseeable future and the decline in fair value is largely due to temporary illiquidity and not necessarily the expected cash flows of the individual securities. The fair value is expected to recover as the securities approach their maturity dates.  All securities in the Company’s portfolio are performing as expected with no disruption in cash flows and all rated securities are rated investment grade.

Sources of Funds

The Company relies primarily on customer deposits, securities sold under agreements to repurchase and shareholders’ equity to fund earning assets. FHLB advances, fed funds sold, and lines of credit are also used to provide additional funding.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits funded 84.2% and 85.9% of total average earning assets for the nine month periods ending September 30 2017 and 2016. Total interest-bearing deposits averaged 75.9% and 76.9% of average total deposits for the nine month periods ending September 30, 2017 and 2016, respectively. Management constantly strives to increase the percentage of transaction-related deposits to total deposits due to the positive effect on earnings.

The Company had long term FHLB advances of $310,982 outstanding at September 30, 2017. These advances have interest rates ranging from 1.04% to 2.58%.  These advances were long term advances with approximately $18,000 maturing in 2017,  $62,000 maturing in 2018, $60,000 maturing in 2019, $56,000 maturing in 2020, and $115,000 maturing in 2021 and beyond.

The Company has short term FHLB advances of $194,000 outstanding at September 30, 2017 with interest rates ranging from 1.26%  to1.39%.  These advances have a maturity of six months or less.

The Company has repurchase agreements totaling  $41,688 at September 30, 2017.  The agreements are one day in length.

The Company also obtained a $30,000 term loan in the second quarter of 2016.  At September 30, 2017 the loan had a current balance of $13,333 and an interest rate of 3.50%.

Capital Resources

Total shareholders’ equity was $524,019 at September 30, 2017,  which was an increase of $74,525 compared to the $449,494 of shareholders’ equity at December 31, 2016. The increase in shareholders’ equity was attributable to the Company’s acquisition of FCB where 1,402,612 common shares were issued with a value of $47,969 as well as net income of $32,843, activity in stock option and restricted stock programs of $2,107, and other comprehensive income of $4,543, offset by common dividends paid of $12,557 and purchase of stock in connection with stock option exercises and vesting of restricted stock of $380 for the first nine months of 2017.

The Federal Reserve Board and other regulatory agencies have adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The Company’s core capital consists of shareholders’ equity, excluding accumulated other comprehensive income/loss, while Tier 1 capital consists of core capital less goodwill and intangibles. Trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Company. Consequently, the amount of trust preferred securities in excess of the 25% limitation constitutes Tier 2 capital of the Company. Total regulatory capital consists of Tier 1, certain debt instruments and a portion of the allowance for loan losses. On January 1, 2015 the Federal Reserve established an integrated regulatory framework that required a new ratio of common equity Tier 1 capital to risk-weighted assets as well raising the minimum ratio of Tier 1 capital to risk-weighted assets.  At September 30, 2017, Tier 1 capital to total average assets was 9.5%. Common equity Tier 1 capital to risk-adjusted assets was 11.3%.  Tier 1 capital to risk-adjusted assets was 12.8%. Total capital to risk-adjusted assets was 13.5%. All four ratios exceed all required ratios established for bank holding companies.  Additionally, in order to avoid limitations on capital distributions, the Company will be required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer is being phased in from 0.00% in 2015 to 2.50% in 2019. At September 30, 2017, the required capital conservation buffer is 1.250%.  The capital levels for the Company and the Bank remained well in excess of the minimum amounts needed for capital adequacy purposes.  Risk-adjusted capital levels of the Bank exceed regulatory definitions of well-capitalized institutions.

The Company declared and paid common dividends of $0.17 per share in the third quarter of 2017 versus $0.15 per share for the third quarter of 2016.  The Company has increased its common dividend in the last few quarters as its net income has increased.

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

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources and extending the contractual maturity of liabilities, supports liquidity and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 78.9% of total earning assets for the nine months ended September 30, 2017 and 81.5% for the same period in 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk of the Company encompasses exposure to both liquidity and interest rate risk and is reviewed monthly by the Asset/Liability Committee and quarterly by the Credit and Risk Committee of the Board of Directors. There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2017 from the analysis and disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been made aware that two putative class action lawsuits have been filed in the Superior Court, Decatur County, Indiana, challenging the proposed merger and naming as defendants the Company, its directors, and First Financial Bancorp (collectively, the “defendants”). These actions are captioned (1) Paul Parshall v. MainSource Financial Group, Inc., et al., Cause No. 16 D01-1710-PL-000528 (filed October 18, 2017), and (2) Stephen Bushansky v. MainSource Financial Group, Inc., et al. Cause No. 16 D01-1711-PL-000569 (filed November 3, 2017) (collectively, the “Actions”).  Neither of the Actions has been served on any of the defendants.  The Actions generally allege that the directors of the Company breached their fiduciary duties of care, loyalty, good faith, independence and disclosure to the shareholders of the Company. The Actions further allege that the Company and First Financial aided and abetted the alleged breaches of fiduciary duty by the directors of the Company.  The Actions seek class action status for the claims, preliminary and permanent injunctions enjoining defendants from consummating the transactions, and compensatory damages, including attorneys’ fees.  The Company believes that the Actions are without merit and is currently evaluating its alternatives.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

The Company purchased the following equity securities of the Company during the quarter ended September 30, 2017:

			Total Number of Shares	Maximum Number (or
			(or Units) Purchased as	Approximate Dollar Value)
	Total Number		Part of Publicly	of Shares (or Units) That
	of Shares (or	Average Price Paid Per	Announced Plans or	May Yet Be Purchased
Period	Units) Purchased (1)	Share (or Unit)	Programs	Under the Plans or Programs
July 1‑31, 2017	200	$34.04	—	—
August 1‑31, 2017	200	32.61	—	—
September 1-30, 2017	—	—	—	—
Total:	400	$33.32	—	—

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

Item 6. Exhibits

2.1

Agreement and Plan of Merger by and between First Financial Bancorp and MainSource Financial Group, Inc. dated as of July 25, 2017 (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K of the registrant filed July 25, 2017 with the Commission (Commission File No. 0-12422)).

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

101

The following financial statements and notes from the MainSource Financial Group Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows; and (v) the Notes to the consolidated financial statements.

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

November 8, 2017

/s/ Archie M. Brown, Jr.
Archie M. Brown, Jr.
President and Chief Executive Officer

November 8, 2017

/s/ James M. Anderson
James M. Anderson
Executive Vice President & Chief Financial Officer