Form 10-K
period 2017-12-31
MAINSOURCE FINANCIAL GROUP
filed 2018-02-28
CIK 720002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10‑K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non‑affiliates of the registrant was $857,145,722 as of June 30, 2017.

As of February 25, 2018, there were outstanding 25,604,702 common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K Into Which Incorporated
Definitive Proxy Statement for 2018 Annual Meeting of Shareholders	Part III (Items 10 through 14)

FORM 10‑K

Pursuant to General Instruction G, the information called for by Items 10‑14 is omitted by MainSource Financial Group, Inc. since MainSource Financial Group, Inc. will file with the Commission a definitive proxy statement for its 2018 Annual Meeting of Shareholders pursuant to Regulation 14A not later than 120 days after the close of the fiscal year containing the information required by Items 10‑14.

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

The forward-looking statements in this Annual Report are subject to numerous assumptions, risks, and uncertainties which change over time. In addition to factors previously disclosed in reports filed by MainSource or First Financial Bancorp (“First Financial”) with the SEC, the following factors, among others, could cause actual results to differ materially from forward-looking statements:

•	the inability to close the proposed merger with First Financial (the “Merger”) in a timely manner;
•	the failure to obtain applicable regulatory approvals and meet other closing conditions to the Merger on the expected terms and schedule;
•	the potential impact of announcement or consummation of the proposed Merger with First Financial on relationships with third parties, including customers, employees, and competitors;
•	business disruption following the Merger;
•	difficulties and delays in integrating the First Financial and MainSource businesses or fully realizing cost savings and other benefits;
•	the impact of the combined company exceeding $10 billion in assets;
•	the challenges of integrating, retaining, and hiring key personnel;
•	failure to attract new customers and retain existing customers in the manner anticipated;
•	the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future, including litigation related to the Merger;
•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;
•	changes in MainSource’s or First Financial’s stock price before closing, including as a result of the financial performance of either company prior to closing;
•

operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which First Financial and MainSource are highly dependent;

•

changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and other changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection, and insurance, and the ability to comply with such changes in a timely manner;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve Board;

•

changes in interest rates, which may affect First Financial’s or MainSource’s net income, prepayment penalty income, mortgage banking income, and other future cash flows, or the market value of First Financial’s or MainSource’s assets, including its investment securities;

•	changes in accounting principles, policies, practices, or guidelines;
•	natural disasters, war, or terrorist activities; and
•	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting First Financial’s or MainSource’s operations, pricing, and services.

Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond First Financial’s or MainSource’s control.

ITEM 1.  BUSINESS

General

MainSource Financial Group, Inc. (“MainSource” or the “Company”) is an Indiana corporation and bank holding company, within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), that has elected to become a financial holding company (“FHC”). The Company is based in Greensburg, Indiana. As of December 31, 2017, the Company operated one banking subsidiary: MainSource Bank (“the Bank”), an Indiana state chartered bank. Through its non‑bank affiliates, the Company provides services incidental to the business of banking. Since its formation in 1982, the Company has acquired and established various institutions and financial services companies and may acquire additional financial institutions and financial services companies in the future. For further discussion of the business of the Company see Management’s Discussion and Analysis in Part II, Item 7.

As of December 31, 2017, the Company operated 94 branch banking offices in Indiana, Illinois, Ohio and Kentucky. As of December 31, 2017, the Company had consolidated assets of $4,647,862, consolidated deposits of $3,507,603 and shareholders’ equity of $532,958.

Through the Bank, the Company offers a broad range of financial services, including: accepting time and transaction deposits; making consumer, commercial, agribusiness and real estate mortgage loans; renting safe deposit facilities; providing personal and corporate trust services; and providing other corporate services such as letters of credit and repurchase agreements.

Proposed Merger with First Financial Bancorp.

On July 25, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Financial Bancorp. (“First Financial”), an Ohio corporation. The Merger Agreement was approved by the boards of directors and shareholders of the Company and First Financial, and is subject to regulatory approval and other customary closing conditions. Pursuant to the Merger Agreement, each of the Company’s shareholders will receive 1.3875 shares of First Financial common stock for each share of Company common stock owned by the shareholder.

The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will be merged with and into First Financial, with First Financial as the surviving corporation (the “Merger”). Immediately following completion of the Merger, First Financial intends to consolidate MainSource Bank with and into First Financial Bank, First Financial’s wholly-owned subsidiary bank, with First Financial Bank as the surviving institution (the “Bank Merger”).

Overview

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

Residential real estate lending has been the largest component of the loan portfolio for many years. The Bank generates residential mortgages for its own portfolio. However, the Company elects to sell the majority of its fixed rate mortgages into the secondary market while maintaining the servicing of such loans. At December 31, 2017, the Company was servicing a $1,149 billion residential real estate loan portfolio. By originating loans for sale in the secondary market, the Company can more fully satisfy customer demand for fixed rate residential mortgages and increase fee income, while reducing the risk of loss caused by rising interest rates.

The principal source of revenues for the Company is interest and fees on loans, which accounted for 60.2% of total revenues in 2017, 56.1% in 2016 and 53.9% in 2015. While the Company’s chief decision makers monitor the revenue streams of the various Company products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company‑wide basis. Accordingly, all of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment.

The Company’s investment securities portfolio is primarily comprised of state and municipal bonds; U.S. government sponsored entities’ mortgage‑backed securities and collateralized mortgage obligations; and corporate securities. The Company has classified its entire investment portfolio as available for sale, with fair value changes reported separately in shareholders’ equity. Funds invested in the investment portfolio generally represent funds not immediately required to meet loan demand. Income related to the Company’s investment portfolio accounted for 14.4% of total revenues in 2017, 14.7% in 2016 and 14.9% in 2015. As of December 31, 2017, the Company had not identified any securities as being “high risk” as defined by the FFIEC Supervisory Policy Statement on Securities Activities.

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

Employees

As of December 31, 2017, the Company and the Bank had 901 full‑time equivalent employees to whom they provide a variety of benefits and with whom they enjoy excellent relations. None of our employees are subject to collective bargaining agreements.

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

The Company believes that, as of December 31, 2017, the Company and the Bank were each “well capitalized” based on the aforementioned ratios.

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

The Basel III Capital Rules prescribe a standardized approach for risk weightings depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures. Specific risk-weights impacting the Company’s determination of risk-weighted assets include, among other things:

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

Under the Basel III Capital Rules, the minimum capital ratios, with the capital conversation buffer, as of January 1, 2018 are as follows:

•	6.38% CET1 to risk-weighted assets;

•	7.88% Tier 1 capital to risk-weighted assets; and

•	9.88% Total capital to risk-weighted assets.

Certain regulatory capital ratios for the Company as of December 31, 2017, are shown below:

•	11.5% CET1 to risk-weighted assets;

•	13.0% Tier 1 capital to risk-weighted assets;

•	13.9% Total capital to risk-weighted assets; and

•	9.7% leverage ratio.

Certain regulatory capital ratios for the Bank as of December 31, 2017, are shown below:

•	12.9% CET1 to risk-weighted assets;

•	12.9% Tier 1 capital to risk-weighted assets;

•	13.6% Total capital to risk-weighted assets; and

•	9.6% leverage ratio.

Volcker Rule

On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd‑Frank Act. On July 7, 2016, the FRB granted a one‑year extension to July 21, 2017 to confirm investments in and relationships with covered funds that were in place prior to December 31, 2013 (“Legacy Covered Funds”).  This was the last of the three one-year extensions that the FRB was authorized to issue.  With respect to all other investments in and relationships with covered funds other than Legacy Covered Funds, the Volcker Rule became effective July 21, 2015.

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

Risks Related to Our Proposed Merger with First Financial.

Combining with First Financial may be more difficult, costly or time consuming than expected, and the anticipated benefits and cost savings of the Merger with First Financial may not be realized.

The Company and First Financial have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on First Financial’s and the Company’s ability to successfully combine and integrate the businesses of the Company and First Financial in a manner that permits growth opportunities and does not materially disrupt the existing customer relations or result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, depositors, clients and employees or to achieve the anticipated benefits and cost savings of the Merger. If the combined companies experience difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. There also may be business disruptions that cause the Company and/or First Financial to lose customers or cause customers to remove their accounts from the Company and/or First Financial and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of the Company and First Financial during this transition period and for an undetermined period after completion of the Merger on the combined company.

Additionally, the combined company may not be able to successfully achieve the level of cost savings, revenue enhancements and other synergies that it expects, and may not be able to capitalize upon the existing customer relationships of each party to the extent anticipated, or it may take longer, or be more difficult or expensive than expected, to achieve these goals. These circumstances could have an adverse effect on the combined company's business, results of operation and stock price.

We are subject to business uncertainties and contractual restrictions while the Merger with First Financial is pending.

Uncertainty about the effect of the Merger with First Financial on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships. Retention of certain employees by us may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our business could be harmed. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course prior to closing.

The Merger may distract our management from their other responsibilities.

The Merger could cause our management to focus their time and energies on matters related to the Merger that otherwise would be directed to our business and operations. Any such distraction on the part of our management, if significant, could affect our ability to service existing business and develop new business and adversely affect our business and earnings before the Merger, or the business and earnings of the combined company after the Merger.

The Merger Agreement contains provisions that limit each party’s ability to pursue alternatives to the Merger, could discourage a potential competing acquirer of either the Company or First Financial from making a favorable alternative transaction proposal and, in specified circumstances, could require MainSource to pay First Financial a termination fee of $40.0 million.

Under the Merger Agreement, each of the Company and First Financial has agreed not to, subject to certain exceptions generally related to its board of directors or the exercise of its fiduciary duties (as set forth in the Merger Agreement), solicit or initiate, or knowingly facilitate or knowingly encourage, inquiries or proposals with respect to, engage in any discussions or negotiations concerning, or provide any confidential information relating to, any alternative business combination transactions. In addition, the Merger Agreement contains certain termination rights for each of the Company and First Financial. If the Merger Agreement is terminated under certain circumstances, including certain breaches of the Merger Agreement, the Company or First Financial, as applicable, is required to reimburse the other party for its transaction-related expenses.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

If the Merger with First Financial is not completed, we will have incurred substantial expenses without realizing the expected benefits of the Merger.

We have incurred and will continue to incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement with First Financial. If the Merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the Merger.

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

As of December 31, 2017, our total loan portfolio was approximately $3,063 million or 66% of our total assets. Three major components of the loan portfolio are loans principally secured by real estate, approximately $2,417 million or 79% of total loans; other commercial loans, approximately $579 million or 19% of total loans; and consumer loans, approximately $67 million or 2% of total loans. Our credit risk with respect to our consumer installment loan portfolio and commercial loan portfolio relates principally to the general creditworthiness of individuals and businesses within our local market area. Our credit risk with respect to our residential and commercial real estate mortgage and construction loan portfolio relates principally to the general creditworthiness of individuals and businesses and the value of real estate serving as security for the repayment of the loans. A related risk in connection with loans secured by commercial real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as security. Continued or worsening declines in the economy could cause additional credit issues, particularly within our residential and commercial real estate mortgage and construction loan portfolio.

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

The Company has traditionally paid a quarterly dividend to common stockholders. The Company is a separate legal entity from the Bank and receives substantially all of its revenue and cash flow from dividends paid by the Bank to the Company. Indiana state law and agreements between the Bank and its federal and state regulators may limit the amount of dividends that the Bank may pay to the Company. In the event that the Bank is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt obligations or pay dividends on its common stock. Additionally, any payment of dividends in the future will depend, in large part, on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors. Starting in the second quarter of 2009 and continuing to the second quarter of 2012, the Company reduced the amount of cash dividends paid. This reduction was made to preserve capital levels at the Company. Beginning in the third quarter of 2012, the Company has steadily raised the dividend, including an increase to $0.11 per common share in the third quarter of 2014, $0.13 per common share in the first quarter of 2015, $0.14 per common share in the third quarter of 2015, $0.15 per common share in the first quarter of 2016, $0.16 per common share in the fourth quarter of 2016, $0.17 per common share in the second quarter of 2017, and $0.18 per common share in the fourth quarter of 2017.  There can be no assurance that the Company will continue to raise the amount of the dividend or that it will not decrease or eliminate the dividend in the future.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES

As of December 31, 2017, the Company leased an office building located in Greensburg, Indiana, from one of its subsidiaries for use as its corporate headquarters. The Company’s subsidiaries own, or lease, all of the facilities from which they conduct business. All leases are comparable to other leases in the respective market areas and do not contain provisions materially detrimental to the Company or its subsidiaries. As of December 31, 2017 the Company had 94 banking locations and approximately $82,438 invested in premises and equipment.

ITEM 3.  LEGAL PROCEEDINGS

From time to time the Company and its subsidiaries may be parties (both plaintiff and defendant) to ordinary litigation incidental to the conduct of business.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock is traded on the NASDAQ Global Select Market under the symbol MSFG. The Common Stock was held by approximately 9,600 shareholders at February 28, 2018. The quarterly high and low closing prices for the Company’s common stock as reported by NASDAQ and quarterly cash dividends declared and paid are set forth in the tables below. All per share data is retroactively restated for all stock dividends and splits.

The range of known per share prices by calendar quarter, based on actual transactions, excluding commissions, is shown below.

	Market Prices
2017	Q1	Q2	Q3	Q4
High	$35.21	$35.31	$35.86	$40.24
Low	$31.57	$31.55	$31.78	$34.83

2016	Q1	Q2	Q3	Q4
High	$22.18	$23.25	$24.95	$34.57
Low	$19.95	$20.30	$21.39	$23.94

	Cash Dividends
2017	Q1	Q2	Q3	Q4
	$0.16	$0.17	$0.17	$0.18

2016	Q1	Q2	Q3	Q4
	$0.15	$0.15	$0.15	$0.16

It is expected that the Company will continue to consider the Company’s results of operations, capital levels and other external factors beyond management’s control in making the decision to maintain or further raise the dividend.

Issuer Purchases of Equity Securities

The Company purchased the following equity securities of the Company during the quarter ended December 31, 2017:

			Total Number of Shares	Maximum Number (or
			(or Units) Purchased as	Approximate Dollar Value)
	Total Number		Part of Publicly	of Shares (or Units) That
	of Shares (or	Average Price Paid Per	Announced Plans or	May Yet Be Purchased
Period	Units) Purchased (1)	Share (or Unit)	Programs	Under the Plans or Programs
October 1‑31, 2017	400	$37.61	—	—
November 1‑30, 2017	—	—	—	—
December 1-31, 2017	—	—	—	—
Total:	400	$37.61	—	—

(1)	Represents shares purchased by the Company from employees upon the vesting of restricted stock grants for purposes of satisfying the employees’ tax withholding obligations.

Stock Performance Graph

The following performance graph compares the performance of our common shares to the performance of the NASDAQ Market Index (U.S.) and the NASDAQ Bank Stocks Index for the 60 months ended December 31, 2017. The graph assumes an investment of $100 in each of the Company’s common shares, the NASDAQ Market Index (U.S.) and the NASDAQ Bank Stocks Index on December 31, 2012.

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
MainSource Financial Group	100.00	143.61	167.37	183.69	269.80	284.78
NASDAQ MARKET INDEX (U.S.)	100.00	138.30	156.85	165.84	178.28	228.63
KBW Bank Stock Index	100.00	135.06	144.81	142.51	178.14	208.09

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data

(Dollar amounts in thousands except per share data)

	2017	2016	2015	2014	2013
Results of Operations
Net interest income	$142,869	$117,601	$102,725	$94,488	$91,300
Provision for loan losses	1,250	1,705	1,625	1,500	4,534
Non-interest income	53,365	52,612	50,272	43,007	43,129
Non-interest expense	132,610	118,048	105,597	99,220	98,231
Income before income tax	62,374	50,460	45,775	36,775	31,664
Income tax	12,936	12,137	10,233	7,779	5,319
Net income	49,438	38,323	35,542	28,996	26,345
Preferred dividends and accretion	—	—	—	—	504
Net income available to common shareholders	49,438	38,323	35,542	28,996	25,693
Dividends paid on common stock	17,162	14,296	11,680	8,726	5,709
Per Common Share*
Earnings per share (basic)	$1.97	$1.66	$1.64	$1.40	$1.26
Earnings per share (diluted)	1.94	1.64	1.62	1.39	1.26
Dividends paid	0.68	0.61	0.54	0.42	0.28
Book value — end of period	20.83	18.68	17.67	16.63	14.96
Tangible book value — end of period	14.93	14.16	13.94	13.01	11.53
Market price — end of period	36.31	34.40	22.88	20.92	18.03
At Year End
Total assets	$4,647,862	$4,080,257	$3,385,408	$3,122,516	$2,847,209
Securities	1,077,573	1,007,540	925,279	867,760	891,106
Loans, excluding held for sale	3,063,463	2,651,673	2,155,392	1,957,765	1,671,926
Allowance for loan losses	22,543	22,499	22,020	23,250	27,609
Total deposits	3,507,603	3,110,871	2,650,775	2,468,321	2,200,628
Federal Home Loan Bank advances	335,986	249,658	269,488	214,413	247,858
Subordinated debentures	56,545	41,239	41,239	41,239	46,394
Shareholders’ equity	532,958	449,494	381,360	360,662	305,526
Financial Ratios
Return on average assets	1.12%	1.01%	1.10%	0.99%	0.95%
Return on average common shareholders’ equity	9.87	8.93	9.56	8.81	8.35
Allowance for loan losses to total loans (year end, excluding held for sale)	0.74	0.85	1.02	1.19	1.65
Allowance for loan losses to total non-performing loans (year end)	121.44	106.06	137.29	80.62	104.02
Shareholders’ equity to total assets (year end)	11.47	11.02	11.26	11.55	10.73
Average equity to average total assets	11.35	11.36	11.46	11.27	11.32
Dividend payout ratio	34.71	37.30	32.86	30.09	22.22

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

A reconciliation of this non-GAAP financial measure to the most comparable GAAP financial measure is provided below.

	2017	2016	2015	2014	2013
Shareholders' Equity	$532,958	$449,494	$381,360	$360,662	$305,526
Less: Preferred Stock	—	—	—	—	—
Intangible Assets	150,991	108,734	80,615	78,546	70,025
Tangible Common Equity	$381,967	$340,760	$300,745	$282,116	$235,501

Ending Shares Outstanding	25,586,013	24,067,364	21,579,575	21,687,525	20,417,224

Tangible Book Value Per Common Share	$14.93	$14.16	$13.94	$13.01	$11.53

The allowance for loan losses to total loans ratio at December 31, 2017 includes loans acquired from The Merchant’s Bank and Trust Company, Old National Bank, Cheviot Savings Bank, and First Capital Bank which were brought over at fair value with no associated allowance.  The allowance for loan losses to total loans ratio at December 31, 2016 includes loans acquired from The Merchant’s Bank and Trust Company, Old National Bank, and Cheviot Savings Bank which were brought over at fair value with no associated allowance. See Note 26 to the Consolidated Financial Statements for additional information concerning acquisitions by the Company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

(Dollar amounts in thousands except per share data)

Overview

MainSource Financial Group, Inc. is a financial holding company whose principal activity is the ownership and management of its wholly owned subsidiary bank: MainSource Bank headquartered in Greensburg, Indiana.  The Bank operates under an Indiana state charter and is subject to regulation by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation. Non-banking subsidiaries of the Company include MainSource Risk Management, Inc. The non banking subsidiary of the Bank is New American Real Estate, LLC.

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

Results of Operations

Net income attributable to common shareholders was $49,438 in 2017, $38,323 in 2016, and $35,542 in 2015. Earnings per common share on a fully diluted basis were $1.94 in 2017, $1.64 in 2016, and $1.62 in 2015. The primary drivers that led to the increase in net income in 2017 versus 2016 were an increase in net interest income of $25,268,  increases in trust and investment product fees of $754, interchange income of $752 as well as and a reduction in consultant expenses of $549. The Company also benefited from the recently-enacted “H.R. 1” tax reform legislation.  An increase in earning assets primarily from the 2016 acquisition of Cheviot Financial Corp. and the partial year effect of the 2017 FCB Bancorp acquisition resulted in higher net interest income. The increase in trust and investment product fees was due primarily the acquisition of two brokerage agencies in 2017.  Continued emphasis on new deposit generation, the effect of the aforementioned acquisitions, and a switch of debit card providers from VISA to Mastercard in 2016 led to increased interchange income.  The decrease in the consultant expense is due to the end of the amortization period of payments made in prior years for revenue enhancements/cost savings opportunities.  The tax legislation reduced the Company’s federal tax expense by $2,505.  Offsetting these increases were increases in salaries and employee benefits of $8,287, net occupancy expenses of $1,412, equipment expenses of $1,074, intangibles amortization of $669, $1,874 of acquisition related expenses over the amount from 2016, state capital taxes of $966, and the write down of branches targeted for closure of $1,204.  The full year effect of the Cheviot acquisition and the partial year effect of the FCB Bancorp acquisition led to increases in salaries and employee benefits, net occupancy, equipment expenses, intangibles amortization, and state capital taxes.  The increased acquisition costs primarily related to costs incurred with the pending merger of the Company and First Financial.

The primary drivers that led to the increase in net income in 2016 versus 2015 were an increase in net interest income of $14,876,  increases in mortgage banking of $1,689, interchange income of $1,877, as well as a prepayment penalty on a FHLB advance taken in 2015 and a reduction in consultant expenses of $557. An increase in earning assets primarily from the 2015 acquisition of the five Old National branches and the partial year effect of the Cheviot acquisition as well as organic loan growth resulted in higher net interest income.  Continued emphasis on new deposit generation, the effect of the aforementioned acquisitions, and a switch of debit card providers from VISA to Mastercard in 2016 led to increased interchange income. The continued low interest rate environment spurred new home sales as well as refinancing activity. The decrease in the consultant expense is due to the end of the amortization period of payments made in prior years for revenue enhancements/cost savings opportunities.  Offsetting these increases were a decrease in service charges of $1,033, increases in salaries and employee benefits of $6,586, net occupancy expenses of $972, equipment expenses of $1,336, interchange expenses of $757, and acquisition related expenses of $6,399.  The full year effect of the Old National branch acquisition and the partial year effect of the Cheviot acquisition led to increases in salaries and employee benefits, net occupancy, and equipment expenses.  The increase in interchange expense is a direct result of higher interchange income in 2016.

Net Interest Income

Net interest income and net interest margin are influenced by the volume and yield or cost of earning assets and interest‑bearing liabilities. Tax equivalent net interest income of $150,995 in 2017 increased from $125,011 in 2016. Net interest margin, on a fully‑taxable equivalent basis, was 3.77% for 2017 compared to 3.65% for the same period a year ago. The increase in the Company’s net interest margin was a result of the increase in interest rates made by the Federal Reserve during 2017 as well as some acquisition accounting adjustments made as a result of the Company’s acquisition of FCB Bancorp in 2017.

The following table summarizes net interest income (on a tax‑equivalent basis) for each of the past three years.

Average Balance Sheet and Net Interest Analysis (Taxable Equivalent Basis)*

	2017			2016			2015
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate***	Balance	Interest	Rate***	Balance	Interest	Rate
Assets
Short‑term investments	$10,769	$123	1.14%	$17,062	$86	0.50%	$28,223	$73	0.26%
Federal funds sold and money market accounts	16,708	233	1.40	19,676	131	0.67	19,343	61	0.32
Securities
Taxable	709,091	17,453	2.46	645,712	14,550	2.25	554,269	12,004	2.17
Non‑taxable*	368,918	20,130	5.46	333,814	18,462	5.53	323,205	18,366	5.68
Total securities	1,078,009	37,583	3.49	979,526	33,012	3.37	877,474	30,370	3.46
Loans**
Commercial*	1,899,470	86,651	4.50	1,510,103	65,425	4.33	1,247,639	55,544	4.45
Residential real estate	607,007	25,534	4.21	530,107	22,061	4.16	437,751	18,204	4.16
Consumer	392,364	16,549	4.22	365,860	15,022	4.11	329,661	14,072	4.27
Total loans	2,898,841	128,734	4.40	2,406,070	102,508	4.26	2,015,051	87,820	4.36
Total earning assets	4,004,327	166,673	3.96	3,422,334	135,737	3.97	2,940,091	118,324	4.03
Cash and due from banks	62,455			56,796			49,146
Unrealized gains (losses) on securities	9,282			28,158			22,121
Allowance for loan losses	(22,652)			(21,676)			(23,096)
Premises and equipment, net	83,413			72,509			61,497
Intangible assets	132,388			95,998			78,639
Accrued interest receivable and other assets	143,415			122,026			116,581
Total assets	$4,412,628			$3,776,145			$3,244,979
Liabilities
Interest‑bearing deposits DDA, savings, and money market accounts	$2,051,946	$3,105	0.15	$1,853,401	$2,130	0.11	$1,666,268	$1,985	0.12
Certificates of deposit	507,829	3,038	0.60	418,297	2,039	0.49	334,810	1,693	0.51
Total interest‑bearing deposits	2,559,775	6,143	0.24	2,271,698	4,169	0.18	2,001,078	3,678	0.18
Short‑term borrowings	174,332	1,981	1.14	73,736	714	0.97	30,512	56	0.18
Subordinated debentures	50,667	2,307	4.55	41,239	1,425	3.46	41,239	1,264	3.07
Notes payable and FHLB borrowings	290,286	5,247	1.81	261,490	4,418	1.69	190,356	3,387	1.78
Total interest‑bearing liabilities	3,075,060	15,678	0.51	2,648,163	10,726	0.41	2,263,185	8,385	0.37
Demand deposits	813,982			679,879			576,341
Other liabilities	22,824			19,124			33,535
Total liabilities	3,911,866			3,347,166			2,873,061
Shareholders’ equity	500,762			428,979			371,918
Total liabilities and shareholders’ equity	$4,412,628	15,678	0.39***	$3,776,145	10,726	0.32***	$3,244,979	8,385	0.29***
Net interest income		$150,995	3.77****		$125,011	3.65****		$109,939	3.74****
Conversion of tax exempt income to a fully taxable equivalent basis using a marginal rate of 35%		$8,126			$7,410			$7,214

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

Volume/Rate Analysis of Changes in Net Interest Income

(Tax Equivalent Basis)

	2017 OVER 2016			2016 OVER 2015
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Loans	$21,731	$4,495	$26,226	$16,699	$(2,011)	$14,688
Securities	3,404	1,167	4,571	3,456	(814)	2,642
Federal funds sold and money market funds	(22)	124	102	1	69	70
Short‑term investments	(41)	78	37	(37)	50	13
Total interest income	25,072	5,864	30,936	20,119	(2,706)	17,413
Interest expense
Interest‑bearing DDA, savings, and money market accounts	$246	$729	$975	$217	$(72)	$145
Certificates of deposit	485	514	999	409	(63)	346
Borrowings	2,012	84	2,096	1,752	(63)	1,689
Subordinated debentures	369	513	882	—	161	161
Total interest expense	3,112	1,840	4,952	2,378	(37)	2,341
Change in net interest income	21,960	4,024	25,984	17,741	(2,669)	15,072
Change in tax equivalent adjustment			716			196
Change in net interest income before tax equivalent adjustment			$25,268			$14,876

Variances not attributed to rate or volume are allocated between rate and volume in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

The Company expensed $1,250, $1,705, and $1,625 in provision for loan losses in 2017, 2016, and 2015 respectively. This level of provision allowed the Company to maintain an adequate allowance for loan losses. This topic is discussed in detail under the heading “Loans, Credit Risk and the Allowance and Provision for Loan Losses”.

Non‑interest Income and Expense

				Percent Change
	2017	2016	2015	17/16	16/15
Non-interest income
Mortgage banking	$10,341	$10,044	$8,355	3.0%	20.2%
Trust and investment product fees	5,620	4,866	4,947	15.5%	-1.6%
Service charges on deposit accounts	20,901	21,006	22,039	-0.5%	-4.7%
Net realized gains on securities sales	84	170	386	-50.6%	-56.0%
Increase in cash surrender value of life insurance	1,778	1,513	1,236	46.0%	22.4%
Interchange income	11,868	11,116	9,239	6.8%	20.3%
Gain on sale of foreclosed assets	262	268	68	-2.2%	294.1%
Other	2,511	3,629	4,002	-42.7%	-9.3%
Total non-interest income	$53,365	$52,612	$50,272	1.4%	4.7%
Non-interest expense
Salaries and employee benefits	$72,614	$64,327	$57,741	12.9%	11.4%
Net occupancy	10,710	9,298	8,326	15.2%	11.7%
Equipment	13,770	12,696	11,360	8.5%	11.8%
Intangibles amortization	2,011	1,342	1,640	49.9%	-18.2%
Telecommunications	1,836	1,647	1,775	11.5%	-7.2%
Stationery, printing, and supplies	1,255	1,052	1,162	19.3%	-9.5%
FDIC assessment	1,407	1,560	1,655	-9.8%	-5.7%
Marketing	3,262	3,390	3,193	-3.8%	6.2%
Collection expenses	991	910	1,173	8.9%	-22.4%
Consultant expense	—	549	1,106	-100.0%	-50.4%
Prepayment penalty on FHLB advance	214	—	2,364	NA	-100.0%
Interchange expense	3,387	3,376	2,619	0.3%	28.9%
Bank acquisition expense	9,004	7,130	731	26.3%	875.4%
Other	12,149	10,771	10,752	12.8%	0.2%
Total non-interest expense	$132,610	$118,048	$105,597	12.3%	11.8%

Non‑interest Income

Non‑interest income was $53,365 for 2017 compared to $52,612 for the same period in 2016, an increase of $753 or 1.4%. Increases in trust and investment product fees, and interchange income, were the reasons for the increase.  The full year effect of the Cheviot Financial Corp. acquisition in 2016 and the partial year effect of the FCB Bancorp acquisition in 2017 as well as a switch in debit card providers from VISA to Mastercard generated additional  interchange income as well as other ancillary fee increases.  The increase in trust and investment product fees was due to the acquisition of two brokerage firms in the first half of 2017.  Offsetting these increases was a decrease in other income (primarily title company revenue and loss on sale of fixed assets).  The Company elected to exit the title company business in mid 2016 and the title company was fully dissolved in 2017.  The Company announced in the third quarter of 2017 that it would be closing seven branches in the first quarter of 2018 and wrote down the branches by $1,052 to their estimated fair value.

Non‑interest income was $52,612 for 2016 compared to $50,272 for the same period in 2015, an increase of $2,340 or 4.7%. Increases in interchange income, mortgage banking, and increase in cash surrender value on life insurance contracts were the reasons for the increase.  The full year effect of the Old National Bank branch  acquisitions in 2015 and the partial year effect of the Cheviot acquisition in 2016 as well as a switch in debit card providers from VISA to Mastercard generated additional  interchange income as well as other ancillary fee increases. The continued low interest rate environment led to increased mortgage banking activity.  Offsetting these increases were decreases in service charges and other income (primarily title company revenue).  The Company exited the title company business in mid 2016.

Non‑interest Expense

Total non‑interest expense was $132,610 in 2017 compared to $118,048 in 2016, an increase of $14,562 or 12.3%. The increase was primarily attributable to increases in salaries and employee benefits, occupancy and equipment costs, intangibles amortization, acquisition related expenses, and state capital taxes.  The Company’s entry into new markets, resulting from the Cheviot Financial Corp. and FCB Bancorp acquisitions, resulted in increases of the above mentioned expenses.  Offsetting these increases was a decrease in consultant expense.  The decrease in the consultant expense is due to the end of the amortization period for revenue enhancements/cost savings opportunities paid up front in a prior year.

Total non‑interest expense was $118,048 in 2016 compared to $105,597 in 2015, an increase of $12,451 or 11.8%. The increase was primarily attributable to increases in salaries and employee benefits, occupancy and equipment costs, acquisition related expenses, and interchange expenses.   The Company’s entry into new markets, resulting from the Cheviot Financial Corp. and Old National Bank branch acquisitions, resulted in increases of the above mentioned expenses with the exception of interchange expenses which increased as a result of higher interchange income.  Offsetting these increases was a decrease in a prepayment penalty on a FHLB advance in 2015 and consultant expense.  The decrease in the consultant expense is due to the end of the amortization period for revenue enhancements/cost savings opportunities paid up front in a prior year.

Income Taxes

The effective tax rate was 20.7% in 2017, 24.1% in 2016, and 22.4% in 2015. The decrease in the Company’s effective rate from 2016 to 2017 was due primarily to“H.R. 1” tax reform legislation which reduced the Company’s tax rate by 4%.  The increase in the Company’s effective rate from 2015 to 2016 was due primarily to an increase in taxable income with the tax exempt income and tax credits remaining the same from year to year.

Balance Sheet

At December 31, 2017, total assets were $4,647,862 compared to $4,080,257 at December 31, 2016, an increase of $567,605. Increases in loans of $411,790 and investment securities of $70,033 made up the majority of the increase.

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

Total loans (excluding those held for sale) increased by $411,790 in 2017 with most of the increase coming from the acquisition of FCB Bancorp in the second quarter of 2017. All major categories of loans experienced loan growth in 2017. Commercial real estate loans continue to represent the largest portion of the total loan portfolio and were 47% of total loans at December 31, 2017 compared to 44% of total loans at the end of 2016.

The following table details the Company’s loan portfolio by type of loan.

Loan Portfolio

	2017	2016	2015	2014	2013
Types of loans
Commercial and industrial	$515,122	$461,092	$380,960	$275,646	$180,378
Agricultural production financing	63,869	73,467	64,704	46,784	30,323
Farm real estate	106,010	111,807	97,916	76,849	76,082
Commercial real estate mortgage	1,245,420	948,291	750,574	741,379	655,196
Construction and development	86,045	102,598	77,394	61,640	35,731
Residential real estate mortgage	980,171	892,513	727,073	709,495	648,010
Consumer	66,826	61,905	56,771	45,972	46,206
Total loans	$3,063,463	$2,651,673	$2,155,392	$1,957,765	$1,671,926

The following table indicates the amounts of loans (excluding residential and commercial mortgages and consumer loans) outstanding as of December 31, 2017 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Maturities and Sensitivity to Changes in Interest Rates of Commercial and Construction Loans

		Within		Over
	Due:	1 Year	1‑5 Years	5 years	Total
Loan Type
Commercial and industrial		$124,469	$227,594	$163,059	$515,122
Agricultural production financing		44,129	16,353	3,387	63,869
Construction and development		28,662	25,638	31,745	86,045
Totals		$197,260	$269,585	$198,191	$665,036
Percent		30%	40%	30%	100%
Rate Sensitivity
Fixed Rate		$34,191	$197,519	$91,302	$323,012
Variable Rate		250,165	56,043	35,816	342,024
Totals		$284,356	$253,562	$127,118	$665,036

Loans are placed on “non‑accrual” status when, in management’s judgment, the collateral value and/or the borrower’s financial condition does not justify accruing interest. As a general rule, commercial, commercial real estate, residential, and consumer loans are reclassified to non‑accrual status at or before becoming 90 days past due. Interest previously recorded is reversed and charged against current income. Subsequent interest payments collected on non‑accrual loans are thereafter applied as a reduction of the loan’s principal balance. Non‑performing loans were $18,563 as of December 31, 2017 compared to $21,213 as of December 31, 2016 and represented 0.61% of total loans at December 31, 2017 versus 0.80% one year ago. The decrease in 2017 is the result of the continued emphasis on credit monitoring of the portfolio.

The following table details the Company’s non‑performing loans as of December 31 for the years indicated.

Non‑performing Loans

	2017	2016	2015	2014	2013
Non‑accruing loans	$15,895	$15,808	$12,843	$13,596	$22,341
Troubled debt restructurings (accruing)	2,403	3,270	3,196	15,243	4,188
Accruing loans contractually past due 90 days or more	265	2,135	—	—	14
Total	$18,563	$21,213	$16,039	$28,839	$26,543
% of total loans	0.61%	0.80%	0.74%	1.47%	1.59%

A reconciliation of non‑performing assets (“NPA”) for 2017 and 2016 is as follows:

	2017	2016
Beginning Balance — NPA — January 1	$23,088	$17,998
Non-accrual
Add: New non-accruals	18,451	11,784
Add: Acquisition	955	4,052
Less: To accrual/payoff/restructured	(15,196)	(9,680)
Less: To OREO	(2,917)	(1,965)
Less: Net charge offs	(1,206)	(1,226)
Increase: Non-accrual loans	87	2,965
Other Real Estate Owned (OREO)
Add: New OREO properties	2,917	1,965
Add: New OREO from acquisition	227	1,668
Less: OREO sold	(2,797)	(3,607)
Less: OREO losses (write‑downs)	(96)	(110)
Increase/(Decrease): OREO	251	(84)
Increase/(Decrease): 90 Days Delinquent	(1,870)	2,135
Increase/(Decrease): TDR’s	(867)	74
Total NPA change	(2,399)	5,090
Ending Balance — NPA — December 31,	$20,689	$23,088

At December 31, 2017, the Company had only eight relationships of $250 or greater on non-accrual, two of which were acquired in the Cheviot Financial Corp. acquisition and one of which was acquired in the FCB Bancorp acquisition.  The Company is working with these borrowers in an attempt to minimize its losses. In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate, other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection. The Company reviews each relationship before it grants the concession to insure the creditor can comply with the new terms. To date, most of the concessions have been extensions of maturity dates. The provision for loan losses was $1,250 in 2017, $1,705 in 2016, and $1,625 in 2015. The Company’s provision for loan losses decreased in 2017 due to the continued stabilization of problem credits.   The Company experienced a large increase in the commericlal loan portfolio allowance due primarily to the one large lease contract that went to non-accrual in 2017.  Also, the Company showed a negative provision expense for the commercial real estate segment due to a reduction in the historical loss reserve factor.  This decrease was caused by a reduction in the historical loss factor for these loans due to several factors.  One, the Company uses a three year historical charge off factor for its homogenous pools.  A large number of charge-offs occurred on these loans in 2014 and fell out of the calculation in 2017 and were replaced by a smaller number of charge-offs.  Two, the Company also received several large recoveries on these type of loans in 2017 that became part of the homogenous pool charge-off percentage. Net charge‑offs were $1,206 in 2017 compared to $1,226 in 2016 and $2,855 in 2015. As a percentage of average loans, net charge‑offs equaled 0.04%, 0.05%, and 0.14% in 2017, 2016, and 2015, respectively.

Potential problem loans are identified on the Company’s watch list and consist of loans that require close monitoring by management and are not necessarily considered classified credits by regulators.  A credit may be considered as a potential problem loan for reasons that are temporary or correctable, such as for a deficiency in loan documentation or absence of current financial statements of the borrower. Potential problem loans may also include credits where adverse circumstances are identified that may affect the borrower’s ability to comply with the contractual terms of the loan. Other factors which might indicate the existence of a potential problem loan include the delinquency of a scheduled loan payment, deterioration in a borrower’s financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment in which the borrower operates. Substandard commercial loans that were not classified as non‑accrual were $20,066 at December 31, 2017 and $18,626 at December 31, 2016, an increase of $1,440 with the majority of the increase coming from the FCB Bancorp acquisition.  These loans which are $250 or greater are reviewed at least quarterly by senior management. This review includes monitoring how the borrower is performing versus their workout plan, obtaining and reviewing the borrower’s financial information, and monitoring collateral values. Management believes these loans were well secured and had adequate allowance allocations at December 31, 2017.

Summary of the Allowance for Loan Losses

	2017	2016	2015	2014	2013
Balance at January 1	$22,499	$22,020	$23,250	$27,609	$32,227
Chargeoffs
Commercial	780	682	978	241	1,152
Commercial real estate mortgage	814	663	727	5,583	6,353
Residential real estate mortgage	922	1,345	2,094	2,295	2,349
Consumer	3,487	3,725	3,593	2,899	2,648
Total Chargeoffs	6,003	6,415	7,392	11,018	12,502
Recoveries
Commercial	497	659	502	1,131	341
Commercial real estate mortgage	1,033	1,207	1,942	2,262	1,087
Residential real estate mortgage	418	415	337	410	650
Consumer	2,849	2,908	1,756	1,356	1,272
Total Recoveries	4,797	5,189	4,537	5,159	3,350
Net Chargeoffs	1,206	1,226	2,855	5,859	9,152
Provision for loan losses	1,250	1,705	1,625	1,500	4,534
Balance at December 31	$22,543	$22,499	$22,020	$23,250	$27,609
Net Chargeoffs to average loans	0.04%	0.05%	0.14%	0.33%	0.57%
Provision for loan losses to average loans	0.04%	0.07%	0.08%	0.09%	0.28%
Allowance to total loans at year end	0.74%	0.85%	1.02%	1.19%	1.65%

Although the allowance for loan losses is available for any loan that, in management’s judgment, should be charged off, the following table details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.

Allocation of the Allowance for Loan Losses

	2017		2016		2015		2014		2013
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		to total		to total		to total		to total		to total
December 31	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
Real estate
Residential	$3,861	32%	$4,247	34%	$3,860	34%	$3,501	36%	$3,409	39%
Farm real estate	1,205	3	819	4	354	4	576	4	194	5
Commercial	4,174	41	6,166	36	9,363	35	13,536	38	17,679	39
Construction and development	1,050	3	721	4	984	3	1,493	3	2,337	2
Total real estate	10,290	79	11,953	78	14,561	76	19,106	81	23,619	85
Commercial
Agribusiness	401	2	272	3	118	3	192	3	64	2
Other commercial	10,832	17	9,382	17	6,393	18	2,785	14	3,227	10
Total Commercial	11,233	19	9,654	20	6,511	21	2,977	17	3,291	12
Consumer	1,020	2	892	2	948	3	1,167	2	699	3
Total	$22,543	100%	$22,499	100%	$22,020	100%	$23,250	100%	$27,609	100%

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

The Company has both internal and external loan review personnel who annually review approximately 30% of all commercial loans. External loan review personnel examine the top 50 commercial credit relationships annually as well as 5%-10% of new and existing relationships.

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

The adequacy of the allowance for loan losses is reviewed at least quarterly. The determination of the provision amount in any period is based upon management’s continuing review and evaluation of loan loss experience, changes in the composition of the loan portfolio, classified loans including non‑accrual and impaired loans, current economic conditions, the amount of loans presently outstanding, and the amount and composition of loan growth. The Company’s allowance for loan losses was $22,543, or 0.74% of total loans, at December 31, 2017 compared to $22,499, or .85% of total loans, at the end of 2016. The Company’s decrease in the allowance percentage to total loans was due primarily to the acquisition of FCB Bancorp in 2017 and the continued improvement in its credit metrics. The acquired loans were brought over at fair value with no allowance for loan losses. See Note 26 to the Consolidated Financial Statements for additional information concerning acquisitions by the Company.

Securities, at Fair Value

	December 31,
	2017	2016	2015
Available for Sale
U.S. government agency	$115	$955	$504
State and municipal	398,126	369,286	350,733
Mortgage‑backed	669,649	626,031	562,829
Equity and other	9,683	11,268	11,213
Total securities	$1,077,573	$1,007,540	$925,279

Securities offer flexibility in the Company’s management of interest rate risk, and are the primary means by which the Company provides liquidity and responds to changing maturity characteristics of assets and liabilities. The Company’s investment policy prohibits trading activities and does not allow investment in high‑risk derivative products or junk bonds.

As of December 31, 2017, all of the Company’s securities were classified as available for sale (“AFS”) and were carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders’ equity. A net unrealized gain of $6,466 was recorded to adjust the AFS portfolio to current market value at December 31, 2017 compared to a net unrealized gain of $4,737 at December 31, 2016.

Securities

(Carrying Values at December 31)

	Within			Beyond
	1 Year	2‑5 Yrs	6‑10 Yrs	10 Years	Total 2017
Available for sale
US government agency	$—	$115	$—	$—	$115
State and municipal	24,200	89,668	90,886	193,372	398,126
Mortgage‑backed securities & CMOs	27	3,035	39,610	626,977	669,649
Other securities	—	2,938	2,075	—	5,013
Total available for sale	$24,227	$95,756	$132,571	$820,349	$1,072,903
Weighted average yield*	6.55%	5.41%	4.92%	2.94%	3.49%

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

As of December 31, 2017, there were no corporate bonds and other securities which represented more than 10% of shareholders’ equity.

For 2017 the tax equivalent yield of the investment securities portfolio was 3.49%, compared to 3.37% and 3.46% for 2016 and 2015, respectively. The average life of the Company’s investment securities portfolio was 4.88 years at December 31, 2017.  During 2017 the portfolio balances increased moderately as excess funds from the FCB Bancorp acquisition in the second quarter were invested in the securities portfolio.  Reinvestments were targeted at maintaining the portfolio’s current average life balancing the need for future cash flow with current earnings performance.

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

In December, 2013, banking regulators published the final rules under Section 619 of the Dodd‑Frank Act (commonly referred to as the “Volcker Rule”). Under the Volcker Rule, collateralized debt obligations, including pooled trust preferred securities, are no longer a permissible investment and would have to be divested prior to July 15, 2015. On January 14, 2014, banking regulators released their interim final rule regarding the Volcker Rule and its impact on collateralized debt obligations. Under the interim final rule, regulators clarified the final rule and said that collateralized debt obligations primarily backed by trust preferred securities issued by depository institutions could continue to be held by banks.  The conformance date for the Volcker Rule was extended to July 21, 2017.

Sources of Funds

The Company relies primarily on customer deposits and securities sold under agreement to repurchase (“repurchase agreements”) along with shareholders’ equity to fund earning assets. Federal Home Loan Bank (“FHLB”) advances are used to provide additional funding. The Company also attempts to obtain deposits through branch and whole bank acquisitions.

Deposits generated within local markets provide the major source of funding for earning assets. Average total deposits were 84.3% and 86.2% of total average earning assets for 2017 and 2016, respectively. Total interest‑bearing deposits averaged 75.9% and 77.0% of average total deposits during 2017 and 2016. Management strives to increase the percentage of transaction‑related deposits to total deposits due to the positive effect on earnings.

Repurchase agreements are high denomination investments utilized by public entities and commercial customers as an element of their cash management responsibilities. During 2017, repurchase agreements averaged $40,717, with an average cost of 0.19%.

The Company had FHLB advances of $335,986 outstanding at December 31, 2017. These advances have interest rates ranging from 1.04% to 4.92% (see Note 12 to the consolidated financial statements for the maturity schedule of these advances). The Company averaged $290,286 in FHLB advances during 2017 compared to $261,490 during 2016. Other sources of funding are fed funds purchased, short term FHLB advances, and a short term note. The Company had $923 of federal funds purchased as of December 31, 2017 and $15,000 at December 31, 2016.  Short term FHLB advances had a balance of $130,000 at December 31, 2017 and $138,000 at December 31, 2016.  The interest rate on these advances was 1.67% at December 31, 2017.  The term debt had a balance of $11,667 at December 31, 2017 and $18,333 at December 31, 2016.  The term debt had an interest rate of 3.50% at December 31, 2017.

Average Deposits

	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
Demand	$813,982		$679,879		$576,341
Interest Bearing Demand	1,229,228	0.18%	1,153,640	0.14%	1,077,308	0.14%
Savings/Money Markets	822,718	0.11	699,761	0.07	588,960	0.09
Certificates of Deposit	507,829	0.60	418,297	0.49	334,810	0.51
Totals	$3,373,757	0.18%	$2,951,577	0.14%	$2,577,419	0.14%

As of December 31, 2017, certificates of deposit and other time deposits of $100 or more mature as follows:

	3 months or less	4‑6 months	6‑12 months	over 12 months	Total
Amount	$55,652	$45,729	$59,324	$173,591	$334,296
Percent	16%	14%	18%	52%

Capital Resources

The Federal Reserve Board and other regulatory agencies have adopted risk‑based capital guidelines that assign risk weightings to assets and off‑balance sheet items. The Company’s core capital (“Tier 1”) consists of common shareholders’ equity adjusted for unrealized gains or losses on available for sale (AFS) securities plus limited amounts of Trust Preferred Securities less goodwill and intangible assets. Total capital consists of core capital, certain debt instruments and a portion of the allowance for loan losses. At December 31, 2017, Tier 1 capital to average assets was 9.7%. Total capital to risk‑weighted assets was 13.9%. Both ratios exceed all required ratios established for bank holding companies. Risk‑adjusted capital levels of the Bank also exceed regulatory definitions of well‑capitalized institutions.  On January 1, 2015 the Basel III Capital Rules became effective and introduced a new capital measure known as “Common Equity Tier 1” (“CET1”), which generally consists of common equity Tier 1 capital instruments and related surplus, retained earnings, and common equity Tier 1 minority interests.  To be adequately capitalized in 2017, the CET1 to risk weighted assets ratio must be 4.5%.  At December 31, 2017, this ratio was 11.5%.  The new capital rules also require a common equity Tier 1 capital conservation buffer to be phased in between 0.0% in 2015 to 2.5% in 2019.  The capital conservation buffer for 2017 is 1.25%.

The Trust Preferred Securities (which are classified as subordinated debentures) currently qualify as Tier 1 capital or core capital with respect to the Company under the risk‑based capital guidelines established by the Federal Reserve. Under such guidelines, capital received from the proceeds of the sale of these securities cannot constitute more than 25% of the total Tier 1 capital of the Company. Consequently, the amount of Trust Preferred Securities in excess of the 25% limitation constitutes Tier 2 capital, or supplementary capital, of the Company. As of December 31, 2017, all of the Company’s Trust Preferred Securities qualify as Tier 1 capital.

Common shareholders’ equity is impacted by the Company’s decision to categorize its securities portfolio as available for sale (AFS). Securities in this category are carried at fair value, and common shareholders’ equity is adjusted to reflect unrealized gains and losses, net of taxes.

The Company declared and paid common dividends of $0.68 per share in 2017 compared to $0.61 in 2016 and $0.54 in 2015. Book value per common share increased to $20.83 at December 31, 2017 compared to $18.68 at the end of 2016. The increase is primarily the result of the net income for the year. The net adjustment for AFS securities increased book value per share by $0.16 at December 31, 2017 and increased book value per share by $0.13 at December 31, 2016. Depending on market conditions, the adjustment for AFS securities can cause significant fluctuations in shareholders’ equity.

Liquidity

Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors and creditors. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short‑term, more liquid earning assets and higher interest expense involved in extending liability maturities.

Liquid assets include cash and cash equivalents, loans and securities maturing within one year and money market instruments. In addition, the Company holds approximately $1,053,373 of AFS securities maturing after one year, which can be sold to meet liquidity needs.

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, supports liquidity, extends the contractual maturity of liabilities, and limits reliance on volatile short‑term purchased funds. Short‑term funding needs may arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits, which provide a sizable source of relatively stable low‑cost funds. The Company defines core deposits as all deposits except certificates of deposits greater than $100. Average core deposits funded approximately 78.4% of total earning assets during 2017 and approximately 81.4% in 2016.

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor and creditor needs in the present economic environment. Management also met the funding requirements of the FCB Bancorp acquisition (See Note 26) with internally generated funds. The Company has not received any directives from regulatory authorities that would materially affect liquidity, capital resources or operations.

Contractual Obligations as of December 31, 2017

		Less than			More than
	Total	1 Year	1‑3 Years	3‑5 Years	5 Years
Time Deposits	$604,814	$297,857	$235,487	$71,078	$392
FHLB Advances	335,986	80,286	115,700	70,000	70,000
Subordinated Debentures	56,545	—	—	—	56,545
Other Borrowings	185,652	180,652	5,000	—	—
Low Income Housing Unfunded Commitments	7,023	4,320	2,528	77	98
Capital Lease Payment	1,951	96	192	192	1,471
Operating Lease Commitments	14,071	2,733	4,276	2,862	4,200
Total	$1,206,042	$565,944	$363,183	$144,209	$132,706

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

Goodwill — Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. The Company has selected June 30 as its date for annual impairment testing, but will test more frequently if circumstances warrant. No goodwill impairment was identified during testing performed in 2017 or 2016.

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

New Accounting Matters

See Note 1 to the Consolidated Financial Statements regarding the adoption of new accounting standards in 2017.

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

The following tables provide an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. The table indicates that as of December 31, 2017 the Company’s estimated NPV might be expected to decrease in the event of a decrease in prevailing interest rates, and might be expected to generally decrease in the event of an increase in prevailing interest rates (dollars in thousands). As of December 31, 2016 the Company’s estimated NPV would generally increase in the event of a decrease in prevailing rates and generally decrease in the event of an increase in prevailing interest rates.

December 31, 2017

	$ Amount	$ Change	NPV Ratio	Change
+2%	1,081,769	(81,378)	23.18%	(53)
+1%	1,126,029	(37,118)	23.49%	(22)
Base	1,163,147	—	23.71%	—
−1%	1,157,864	(5,283)	23.08%	(63)
−2%	1,144,071	(19,076)	22.28%	(143)

December 31, 2016

	$ Amount	$ Change	NPV Ratio	Change
+2%	893,702	(82,041)	22.18%	(72)
+1%	936,342	(39,401)	22.58%	(32)
Base	975,743	—	22.90%	—
−1%	985,526	9,783	22.52%	(38)
−2%	982,901	7,158	21.91%	(99)

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

 of MainSource Financial Group, Inc.

Greensburg, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MainSource Financial Group, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Crowe Horwath LLP

We have served as the Company's auditor since 1999.

Indianapolis, Indiana

February 28, 2018

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except share and per share data)

	December 31,	December 31,
	2017	2016
Assets
Cash and due from banks	$89,623	$75,778
Money market funds and federal funds sold	7,882	10,774
Cash and cash equivalents	97,505	86,552
Interest bearing time deposits	2,065	1,960
Securities available for sale	1,077,573	1,007,540
Loans held for sale	7,794	12,479
Loans, net of allowance for loan losses of $22,543 and $22,499	3,040,920	2,629,174
FHLB and other stock, at cost	27,796	21,693
Premises and equipment, net	82,438	76,426
Goodwill	137,090	101,315
Purchased intangible assets	13,901	7,419
Cash surrender value of life insurance	88,633	80,539
Interest receivable and other assets	72,147	55,160
Total assets	$4,647,862	$4,080,257
Liabilities
Deposits
Noninterest bearing	$868,384	$767,159
Interest bearing	2,639,219	2,343,712
Total deposits	3,507,603	3,110,871
Other borrowings	185,652	209,672
Long term Federal Home Loan Bank (FHLB) advances	335,986	249,658
Subordinated debentures	56,545	41,239
Other liabilities	29,118	19,323
Total liabilities	4,114,904	3,630,763
Commitments and contingent liabilities
Shareholders’ equity
Preferred stock, no par value
Authorized shares — 400,000
Issued shares — 0
Outstanding shares — 0
Aggregate liquidation preference $0	—	—
Common stock $.50 stated value:
Authorized shares — 100,000,000
Issued shares — 26,121,057 and 24,682,189
Outstanding shares — 25,586,013 and 24,067,364	13,250	12,463
Treasury stock — 535,044 and 614,825 shares, at cost	(9,677)	(10,909)
Additional paid-in capital	347,161	299,116
Retained earnings	178,021	145,745
Accumulated other comprehensive income	4,203	3,079
Total shareholders’ equity	532,958	449,494
Total liabilities and shareholders’ equity	$4,647,862	$4,080,257

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

(Dollar amounts in thousands except per share data)

	2017	2016	2015

Interest income
Loans, including fees	$127,611	$101,560	$87,002
Securities
Taxable	17,453	14,550	12,004
Tax exempt	13,127	12,000	11,970
Other interest income	356	217	134
Total interest income	158,547	128,327	111,110
Interest expense
Deposits	6,143	4,169	3,678
Federal Home Loan Bank advances	5,247	4,418	3,387
Subordinated debentures	2,307	1,425	1,264
Other borrowings	1,981	714	56
Total interest expense	15,678	10,726	8,385
Net interest income	142,869	117,601	102,725
Provision for loan losses	1,250	1,705	1,625
Net interest income after provision for loan losses	141,619	115,896	101,100
Non-interest income
Service charges on deposit accounts	20,901	21,006	22,039
Interchange income	11,868	11,116	9,239
Mortgage banking	10,341	10,044	8,355
Trust and investment product fees	5,620	4,866	4,947
Increase in cash surrender value of life insurance	1,778	1,513	1,236
Net realized gains on securities (includes $84, $170, $386 accumulated other comprehensive income (AOCI) reclassifications for realized net gains on available for sale securities	84	170	386
Gain on sale of foreclosed assets	262	268	68
Other income	2,511	3,629	4,002
Total non-interest income	53,365	52,612	50,272
Non-interest expense
Salaries and employee benefits	72,614	64,327	57,741
Net occupancy	10,710	9,298	8,326
Equipment	13,770	12,696	11,360
Intangibles amortization	2,011	1,342	1,640
Telecommunications	1,836	1,647	1,775
Stationery printing and supplies	1,255	1,052	1,162
FDIC assessment	1,407	1,560	1,655
Marketing	3,262	3,390	3,193
Collection expense	991	910	1,173
Prepayment penalty on FHLB advance	214	—	2,364
Acquisition related expenses	9,004	7,130	731
Consultant expense	—	549	1,106
Interchange expense	3,387	3,376	2,619
Other expenses	12,149	10,771	10,752
Total non-interest expense	132,610	118,048	105,597
Income before income tax	62,374	50,460	45,775
Income tax expense (includes $29, $60, and $135 income tax expense from AOCI reclassification items)	12,936	12,137	10,233
Net income attributable to common shareholders	$49,438	$38,323	$35,542
Net income per common share:
Basic	$1.97	$1.66	$1.64
Diluted	$1.94	$1.64	$1.62
Dividend per share	$0.68	$0.61	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

(Dollar amounts in thousands)

	2017	2016	2015

Net income	$49,438	$38,323	$35,542
Other comprehensive income:
Unrealized holding gains/(losses) on securities available for sale	1,813	(14,515)	(970)
Reclassification adjustment for (gains) included in net income	(84)	(170)	(386)
Tax effect	(605)	5,140	267
Other comprehensive income	1,124	(9,545)	(1,089)
Comprehensive income	$50,562	$28,778	$34,453

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

(Dollar amounts in thousands except per share data)

							Accumulated
		Common Stock			Additional		Other
	Preferred	Shares		Treasury	Paid-in	Retained	Comprehensive
	Stock	Outstanding	Amount	Stock	Capital	Earnings	Income/(Loss)	Total
Balance, January 1, 2015	$—	21,687,525	$11,159	$(8,701)	$246,635	$97,856	$13,713	$360,662
Net income						35,542		35,542
Other comprehensive income							(1,089)	(1,089)
Purchase of treasury stock		(176,405)		(3,527)				(3,527)
Stock option exercise		25,075	13	416	(135)			294
Stock option expense					180			180
Dividends — common stock ( $.54 per share)						(11,680)		(11,680)
Restricted stock award		27,955	21		642			663
Director retainer award		15,425	8		307			315
Balance, December 31, 2015	—	21,579,575	11,201	(11,812)	247,629	121,718	12,624	381,360
Net income						38,323		38,323
Other comprehensive loss							(9,545)	(9,545)
Stock option exercise, including tax benefit		111,595	55	1,948	(220)			1,783
Stock option expense					91			91
Dividends — common stock ( $.61 per share)					—	(14,296)		(14,296)
Restricted stock award, including tax benefit		45,932	22		1,032			1,054
Director retainer award		18,334	9		373			382
Purchase of treasury stock		(39,888)		(1,045)				(1,045)
Issuance of common stock in acquisition	—	2,351,816	1,176		50,211	—		51,387
Balance, December 31, 2016	—	24,067,364	12,463	(10,909)	299,116	145,745	3,079	449,494
Net income						49,438		49,438
Other comprehensive income							1,124	1,124
Stock option exercise, including tax benefit		91,556	46	1,627	(530)			1,143
Stock option expense					28			28
Dividends — common stock ( $.68 per share)					—	(17,162)		(17,162)
Restricted stock award, including tax benefit		28,052	33		975			1,008
Director retainer award		8,204	7		304			311
Purchase of treasury stock		(11,775)		(395)				(395)
Issuance of common stock in acquisition	—	1,402,612	701		47,268	—		47,969
Balance, December 31, 2017	$—	25,586,013	$13,250	$(9,677)	$347,161	$178,021	$4,203	$532,958

The accompanying notes are an integral part of these consolidated financial statements.

MAINSOURCE FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

(Dollars in thousands)

	2017	2016	2015
Operating Activities
Net income	$49,438	$38,323	$35,542
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,250	1,705	1,625
Depreciation expense	8,198	7,289	6,410
Amortization of mortgage servicing rights	1,352	1,510	1,313
Recovery of valuation allowance on mortgage servicing rights	(75)	—	(200)
Securities amortization, net	4,444	4,901	3,386
Amortization of purchased intangible assets	2,011	1,342	1,640
Earnings on cash surrender value of life insurance policies	(1,778)	(1,513)	(1,236)
Gain on life insurance benefit	(431)	—	(307)
Securities gains, net	(84)	(170)	(386)
Gain on loans sold	(6,467)	(7,311)	(5,553)
Loans originated for sale	(232,027)	(254,581)	(236,928)
Proceeds from loan sales	243,179	256,946	243,230
Stock based compensation expense	1,036	1,145	843
Stock portion of director retainer fee expense	311	382	315
Gain on sale of foreclosed assets	(262)	(268)	(68)
Prepayment penalty on FHLB advance	214	—	2,364
Tax benefit on stock activity	(528)	—	—
Change in other assets and liabilities	(3,863)	(2,665)	1,402
Net cash provided by operating activities	65,918	47,035	53,392
Investing Activities
Net change in short term investments	(105)	—	(45)
Purchases of securities available for sale	(216,333)	(242,730)	(345,783)
Proceeds from calls, maturities, and payments on securities available for sale	127,224	142,543	136,799
Proceeds from sales of securities available for sale	59,943	88,203	147,109
Loan originations and payments, net	11,628	(144,129)	(176,184)
Purchases of premises and equipment	(4,347)	(14,068)	(7,794)
Proceeds from sale of foreclosed assets	3,155	3,985	2,272
Proceeds from redemption of restricted stock	2,483	3,789	2,785
Purchase of restricted stock	(5,168)	(5,531)	(231)
Proceeds from sale of portfolio loans	—	—	11,356
Proceeds from life insurance benefit	686	—	1,094
Cash received/(paid) from bank/branch acquisitions, net	2,845	(11,289)	57,083
Net cash used by investing activities	(17,989)	(179,227)	(171,539)
Financing Activities
Net change in deposits	29,861	15,401	83,428
Net change in other borrowings	(86,067)	162,976	2,014
Proceeds from FHLB advances	211,000	420,000	700,000
Repayment of FHLB advances	(168,690)	(451,986)	(647,289)
Proceeds from term debt	—	30,000	—
Cash dividends on common stock	(17,162)	(14,296)	(11,680)
Purchase of treasury shares	(395)	(1,045)	(3,527)
Repayment on term debt	(6,666)	(11,667)	—
Proceeds from exercise of stock options, including tax benefit	1,143	1,783	294
Net cash provided by financing activities	(36,976)	151,166	123,240
Net change in cash and cash equivalents	10,953	18,974	5,093
Cash and cash equivalents, beginning of period	86,552	67,578	62,485
Cash and cash equivalents, end of period	$97,505	$86,552	$67,578
Supplemental cash flow information
Interest paid	$16,418	$10,420	$8,424
Income taxes paid	8,725	5,365	4,985
Supplemental non cash disclosure
Loan balances transferred to foreclosed real estate	2,917	1,965	1,475
Loan balances transferred to loans held for sale	—	—	11,356

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

The Company’s wholly owned subsidiaries include MainSource Bank (“the Bank”) and MainSource Risk Management.  In the second quarter of 2017, the Company acquired 100% of the outstanding common shares of FCB Bancorp, Inc. (“FCB”) and its subsidiary The First Capital Bank of Kentucky and merged The First Capital Bank of Kentucky into MainSource Bank.  In the second quarter of 2016, the Company acquired 100% of the outstanding common shares of Cheviot Financial Corp. (“Cheviot”) and its subsidiary Cheviot Savings Bank.  At the date of acquisition, Cheviot Savings Bank was merged into MainSource Bank.  (See NOTE 26).

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

The Company purchases individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination.  These purchased credit impaired loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses.  After acquisition, losses are recognized by an increase in the allowance for loan losses.

Such purchased credit impaired loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as, credit score, loan type, and date of origination.  The Company estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of the amounts paid is recorded as interest income over the remaining life of the loan or pool (accretable yield).  The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated.  If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses.  If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

Cash surrender value of life insurance:  The Company has purchased life insurance policies on certain employees. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

Servicing fee income, which is reported on the income statement as mortgage banking in non‑interest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $2,834,  $2,653 and $2,415 for the years ended December 31, 2017, 2016 and 2015. Late fees and ancillary fees related to loan servicing are not material.

Mortgage Banking Derivatives:  Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of interest rate locks are recorded at the time of commitment, adjusted for expected fall out before the loan is funded. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. The fair value of these forward commitments is estimated based on the change in mortgage interest rates from the date the commitment is entered into. Any changes are recorded in mortgage banking on the income statement. The amount of expense related to these derivatives was $27,  $52, and $275 in 2017, 2016, and 2015 and is included in the “Gain from sale of mortgage loans and interest rate locks” in Note 14. See Note 14 for additional information on mortgage banking activities.

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

Derivatives:  At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company's intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), or (3) an instrument with no hedging designation ("stand-alone derivative"). For a fair value hedge,the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change.

For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses ,  both at the hedge's inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items .  The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued ,  the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehens ive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

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

Adoption of New Accounting Standards and Newly Issued Not Yet Effective Accounting Standards:

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606 )” ASU 2014-09 says that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or modified retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application is permitted but not before the original public entity effective date, i.e ., annual periods beginning after December 15, 2016. The Company has determined that ASU No 2014-09 will not have a significant impact on its financial statements as a significant portion of the Company’s revenue is scoped out of the standard.  The Company adopted this standard on January 1, 2018 using the modified retrospective method.  The Company has determined that service charges, asset management fees, and interchange fees will be included in the scope of this ASU and there will be no Day 1 impact from adoption of this ASU.

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company will be making these changes in the first quarter of 2018 and does not anticipate it having a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).”  ASU 2016-02 requires lessees and lessors to classify leases as either capital leases or operating leases.  ASU 2016-02 also requires lessees to recognize assets and liabilities for all leases with the exception of short term leases.  There are new disclosure requirements for these leases which will provide users of financial statements with information to understand the amount, timing, and uncertainty of cash flows arising from leases.  ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018.  The Company currently has prepared a worksheet of all of its leases and will reviewing them during the next year to determine the impact on the Company’s financial statements.

In March 2016, the FASB issued (ASU) No. 2016-09 “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. ASU 2016-09 is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted.  The Company adopted this ASU in 2017.  The impact of this ASU in 2017 resulted in a reduction in its income tax expense of $232 from stock option exercises and $177 from restricted stock activity.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments (Topic 326) Measurement of Credit Losses on Financial Instrurment” “CECL”).  ASU 2016-13 requires an allowance for expected credit losses on financial assets be recognized as early as day one of the instrument.  This ASU departs from the incurred loss model which means the probability threshold is removed.  It considers more forward-looking information and requires the entity to estimate its credit losses as far as it can reasonably estimate.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  The Company has captured loan level loss data since 2011.  The Company will be starting its segregation of loans during 2018.  The Company anticipates that its allowance for loan losses will increase with the adoption of this standard.

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

In November, 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 130) Restricted Cash”.  ASU 2016-18 amended existing guidance to require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.    The amendments are effective for public business entities for fiscal periods beginning after December 15, 2017, and interim periods within those fiscal periods.  The amendments should be applied using a retrospective transition method to each period presented.  The adoption of this standard is not expected to have a material effect of the Company’s operating results or financial condition.

In January 2017, the FASB issued ASU 2017-01 “Clarifying the Definition of a Business”.  ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquistions or disposals of assets or businesses.  It provides a framework to assist entities in evaluating whether assets acquired or sold represent a business.  This ASU is effective for periods beginning after December 15, 2017 on a prospective basis.  The Company has determined that this ASU will not have an impact on its financial statements .

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

In February 2018, the FASB issued ASU 2018-02   Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.  ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  The amendments also require certain disclosures about stranded tax effects.  This ASU is effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted.  The Company will be implementing this ASU in the first quarter of 2018 with a charge to retained earnings and a credit to other comprehensive income of $905.

NOTE 2 — STOCK WARRANTS

In January, 2009, the Company entered into an agreement with the United States Department of Treasury (the “Treasury Department”) as part of the Treasury Department’s Capital Purchase Program.  As part of this agreement, the Treasury Department received a warrant to purchase 571,906 shares of the Company’s common stock at an initial per-share exercise price of $14.95. The warrant provides for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Company common stock, upon certain issuances of the Company common stock at or below a specified price relative to the initial exercise price and in the event the Company’s quarterly dividend exceeds $0.145/share. The warrant has a term of ten years and is currently exercisable. Like stock options, the warrant issued through the Capital Purchase Program is potentially dilutive. On June 6, 2013, the Treasury Department announced it had completed an auction to sell the warrant in a private transaction. The average stock price for the Company for 2017, 2016, and 2015 was $34.44,  $23.64, and $20.91 per share, respectively, and the warrant issued in 2009 has an exercise price of $14.95 per share. This resulted in additional dilutive shares in calculating earnings per share of 325,615,  210,638 and 163,011 shares in 2017, 2016 and 2015, respectively

NOTE 3 — RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The reserves required at December 31, 2017 and 2016 were $11,557 and $33,844. The Company had no compensating balance requirements at December 31, 2017 and 2016.

NOTE 4 — SECURITIES

The fair value of securities available for sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of December 31, 2017
Available for Sale
U. S. government agency	$114	$1	$—	$115
State and municipal	385,844	12,724	(442)	398,126
Mortgage-backed securities-residential (Government Sponsored Entity)	386,116	930	(3,792)	383,254
Collateralized mortgage obligations (Government Sponsored Entity)	289,425	420	(3,450)	286,395
Equity securities	4,670	—	—	4,670
Other securities	4,938	75	—	5,013
Total available for sale	$1,071,107	$14,150	$(7,684)	$1,077,573

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of December 31, 2016
Available for Sale
U. S. government agency	$951	$4	$—	$955
State and municipal	361,335	10,799	(2,848)	369,286
Mortgage-backed securities-residential (Government Sponsored Entity)	450,006	1,253	(4,629)	446,630
Collateralized mortgage obligations (Government Sponsored Entity)	179,314	1,514	(1,427)	179,401
Equity securities	4,670	—	—	4,670
Other securities	6,527	71	—	6,598
Total available for sale	$1,002,803	$13,641	$(8,904)	$1,007,540

Contractual maturities of securities available for sale at December 31, 2017 were as follows. Securities not due at a single maturity or with no maturity at year end are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$23,895	$24,200
One through five years	89,897	92,721
Six through ten years	89,513	92,961
After ten years	187,591	193,372
Mortgage-backed securities-residential (Government Sponsored Entity)	386,116	383,254
Collateralized mortgage obligations (Government Sponsored Entity)	289,425	286,395
Equity securities	4,670	4,670
Total available for sale securities	$1,071,107	$1,077,573

Gross proceeds from sales of securities available for sale during 2017, 2016 and 2015 were $59,943,  $88,203, and $147,109. Gross gains of $226,  $174, and $1,689 and gross losses of $142,  $4, and $1,303 were realized on those sales in 2017, 2016 and 2015, respectively. The tax provision related to these net realized gains was $29,  $60, and $135 respectively.

Securities with a carrying value of $442,348 and $294,806 were pledged at December 31, 2017 and 2016 to secure certain deposits and repurchase agreements, secure future funding needs, and for other purposes as permitted or required by law.

At year end 2017 and 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity.

Below is a summary of securities with unrealized losses as of year‑end 2017 and 2016 presented by length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or longer		Total
December 31, 2017		Unrealized		Unrealized		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U. S. government agency	$—	$—	$—	$—	$—	$—
State and municipal	12,486	(46)	22,537	(396)	35,023	(442)
Mortgage-backed securities-residential (Government Sponsored Entity)	112,127	(737)	132,168	(3,055)	244,295	(3,792)
Collateralized mortgage obligations (Government Sponsored Entity)	183,344	(1,931)	53,443	(1,519)	236,787	(3,450)
Other securities	—	—	—	—	—	—
Total temporarily impaired	$307,957	$(2,714)	$208,148	$(4,970)	$516,105	$(7,684)

	Less than 12 months		12 months or longer		Total
December 31, 2016		Unrealized		Unrealized		Unrealized
Description of securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U. S. government agency	$—	$—	$—	$—	$—	$—
State and municipal	95,822	(2,848)	—	—	95,822	(2,848)
Mortgage-backed securities-residential (Government Sponsored Entity)	335,668	(4,629)	—	—	335,668	(4,629)
Collateralized mortgage obligations (Government Sponsored Entity)	77,694	(1,202)	8,518	(225)	86,212	(1,427)
Other securities	—	—	—	—	—	—
Total temporarily impaired	$509,184	$(8,679)	$8,518	$(225)	$517,702	$(8,904)

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

As of December 31, 2017, the Company’s security portfolio consisted of 1,019 securities, 162 of which were in an unrealized loss position. Unrealized losses on state and municipal securities of $442 have not been recognized into income because management has the ability to hold for a period of time sufficient to allow for any anticipated recovery in fair value and it is unlikely that management will be required to sell the securities before their anticipated recovery. The decline in value is primarily attributable to changes in interest rates. The fair value of these debt securities is expected to recover as the securities approach their maturity date.

At December 31, 2017, all of the mortgage‑backed securities held by the Company were issued by U.S. government‑sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value of approximately $3,792 is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage‑backed securities and it is unlikely that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other‑than‑temporarily impaired at December 31, 2017.

The Company’s collateralized mortgage obligation securities portfolio includes agency collateralized mortgage obligations which were issued by U.S. government-sponsored entities and agencies. The government has affirmed its commitment to support.  These securities with an unrealized loss had a market value of $236,787 and unrealized losses of approximately $3,450 at December 31, 2017. The Company monitors to ensure it has adequate credit support and as of December 31, 2017, the Company believes there is no OTTI and does not have the intent to sell these securities and it is unlikely that it will be required to sell the securities before their anticipated recovery. All securities are investment grade.

NOTE 5 — LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans were as follows:

	December 31,	December 31,
	2017	2016
Commercial
Commercial and industrial	$515,122	$461,092
Agricultural	63,869	73,467
Commercial Real Estate
Farm	106,010	111,807
Hotel	119,512	91,213
Construction and development	86,045	102,598
Other	1,125,908	857,078
Residential
1-4 family	681,518	608,366
Home equity	298,653	284,147
Consumer
Direct	66,658	61,574
Indirect	168	331
Total loans	3,063,463	2,651,673
Allowance for loan losses	(22,543)	(22,499)
Net loans	$3,040,920	$2,629,174

Financing receivables purchased in prior years by portfolio class are as follows.  These loans are included in the above table and all other tables below in the recorded investment amount.  No allowance for loan losses is provided for these loans at December 31, 2017 and 2016.

	As of December 31,	As of December 31,
	2017	2016
Commercial and industrial	$14,414	$13,875
Agricultural	887	872
Construction and development	15,177	16,634
Farm real estate	3,045	389
Hotel	10,044	2,983
Other real estate	334,990	164,505
1-4 family	254,040	206,044
Home equity	24,838	14,342
Direct	2,538	2,517
	$659,973	$422,161

The remaining discount on the above loans was $11,824 and $7,313 at December 31, 2017 and 2016 respectively.

The Company purchased some PCI loans in 2017 related to the FCB acquisition.  These loans had a contractual balance of $10,186 with a fair value of $7,614.  The Company purchased some PCI loans in 2016 related to the Cheviot acquisition.  These loans had a contractual balance of $16,175 with a fair value of $11,560.  There were no loans classified as purchased credit impaired from 2015 purchases.

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ending December 31, 2017, 2016, and 2015:

		Commercial
2017	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, January 1	$9,654	$7,706	$4,247	$892	$22,499
Provision charged to expense	1,862	(1,496)	118	766	1,250
Losses charged off	(780)	(814)	(922)	(3,487)	(6,003)
Recoveries	497	1,033	418	2,849	4,797
Balance, December 31	$11,233	$6,429	$3,861	$1,020	$22,543

		Commercial
2016	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, January 1	$6,511	$10,702	$3,859	$948	$22,020
Provision charged to expense	3,166	(3,540)	1,318	761	1,705
Losses charged off	(682)	(663)	(1,345)	(3,725)	(6,415)
Recoveries	659	1,207	415	2,908	5,189
Balance, December 31	$9,654	$7,706	$4,247	$892	$22,499

		Commercial
2015	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Balance, January 1	$2,977	$15,605	$3,501	$1,167	$23,250
Provision charged to expense	4,010	(6,118)	2,115	1,618	1,625
Losses charged off	(978)	(727)	(2,094)	(3,593)	(7,392)
Recoveries	502	1,942	337	1,756	4,537
Balance, December 31	$6,511	$10,702	$3,859	$948	$22,020

The following table presents the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment method as of December 31, 2017 and 2016:

		Commercial
December 31, 2017	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Ending Balance individually evaluated for impairment	$2,457	$862	$142	$—	$3,461
Ending Balance collectively evaluated for impairment	8,776	5,567	3,719	1,020	19,082
Ending Balance acquired with deteriorated credit quality	—	—	—	—	—
Total ending allowance balance	$11,233	$6,429	$3,861	$1,020	$22,543
Loans
Ending Balance individually evaluated for impairment	$3,461	$5,737	$8,640	$973	$18,811
Ending Balance collectively evaluated for impairment	575,530	1,423,353	970,273	65,853	3,035,009
Ending Balance acquired with deteriorated credit quality	—	8,385	1,258	—	9,643
Total ending loan balance excludes $9,095 of accrued interest	$578,991	$1,437,475	$980,171	$66,826	$3,063,463

		Commercial
December 31, 2016	Commercial	Real Estate	Residential	Consumer	Total
Allowance for loan losses
Ending Balance individually evaluated for impairment	$898	$755	$147	$—	$1,800
Ending Balance collectively evaluated for impairment	8,756	6,951	4,100	892	20,699
Ending Balance acquired with deteriorated credit quality	—	—	—	—	—
Total ending allowance balance	$9,654	$7,706	$4,247	$892	$22,499
Loans
Ending Balance individually evaluated for impairment	$2,705	$7,904	$10,458	$130	$21,197
Ending Balance collectively evaluated for impairment	531,854	1,147,536	880,357	61,775	2,621,522
Ending Balance acquired with deteriorated credit quality	—	7,256	1,698	—	8,954
Total ending loan balance excludes $7,342 of accrued interest	$534,559	$1,162,696	$892,513	$61,905	$2,651,673

The allowance for loans collectively evaluated for impairment consists of reserves on groups of similar loans based on historical loss experience adjusted for other factors, as well as reserves on certain loans that are classified but determined not to be impaired based on an analysis which incorporates probability of default with a loss given default scenario. The reserves on these loans totaled $1,174 at December 31, 2017 and $2,697 at December 31, 2016.

Nonperforming loans were as follows:

December 31	2017	2016
Loans past due 90 days or more still on accrual	$265	$2,135
Troubled debt restructurings (accruing)	2,403	3,270
Non-accrual loans	15,895	15,808
Total	$18,563	$21,213

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2017, 2016, and 2015. Performing troubled debt restructurings at December 31, 2017, 2016, and 2015, totaling $228,  $1,925 and $2,760 were excluded as allowed by ASC 310‑40.

			Allowance
	Unpaid		for Loan	Interest	Cash Basis
	Principal	Recorded	Losses	Income	Interest
December 31, 2017	Balance	Investment	Allocated	Recognized	Recognized
With an allowance recorded
Commercial
Commercial and industrial	$1,936	$1,902	$1,632	$—	$—
Agricultural	1,438	1,438	825	—	—
Commercial Real Estate
Farm	709	708	433	—	—
Hotel	—	—	—	—	—
Construction and development	—	—	—	—	—
Other	3,031	2,802	429	—	—
Residential
1-4 Family	1,052	1,009	141	—	—
Home Equity	97	97	1	—	—
Consumer
Direct	—	—	—	—	—
Indirect	—	—	—	—	—
Subtotal — impaired with allowance recorded	8,263	7,956	3,461	—	—
With no related allowance recorded
Commercial
Commercial and industrial	$453	$25	$—	$172	$172
Agricultural	96	96	—	—	—
Commercial Real Estate
Farm	426	153	—	—	—
Hotel	—	—	—	—	—
Construction and development	37	37	—	—	—
Other	2,193	1,809	—	102	102
Residential
1-4 Family	7,893	6,381	—	46	46
Home Equity	1,376	1,153	—	19	19
Consumer
Direct	1,079	973	—	4	4
Indirect	—	—	—	—	—
Subtotal — impaired with no allowance recorded	13,553	10,627	—	343	343
Total impaired loans	$21,816	$18,583	$3,461	$343	$343

			Allowance
	Unpaid		for Loan	Interest	Cash Basis
	Principal	Recorded	Losses	Income	Interest
December 31, 2016	Balance	Investment	Allocated	Recognized	Recognized
With an allowance recorded
Commercial
Commercial and industrial	$719	$689	$429	$—	$—
Agricultural	1,441	1,441	469	—	—
Commercial Real Estate
Farm	1,106	1,105	360	—	—
Hotel	—	—	—	—	—
Construction and development	—	—	—	—	—
Other	1,900	1,755	395	—	—
Residential
1-4 Family	1,091	1,046	146	—	—
Home Equity	15	105	1	—	—
Consumer
Direct	—	—	—	—	—
Indirect	—	—	—	—	—
Subtotal — impaired with allowance recorded	6,272	6,141	1,800	—	—
With no related allowance recorded
Commercial
Commercial and industrial	$1,028	$322	$—	$53	$53
Agricultural	254	253	—	—	—
Commercial Real Estate
Farm	506	241	—	—	—
Hotel	64	64	—	—	—
Construction and development	239	162	—	—	—
Other	3,558	2,652	—	200	200
Residential
1-4 Family	9,215	7,432	—	53	53
Home Equity	2,233	1,875	—	47	47
Consumer
Direct	139	130	—	12	12
Indirect	—	—	—	—	—
Subtotal — impaired with no allowance recorded	17,236	13,131	—	365	365
Total impaired loans	$23,508	$19,272	$1,800	$365	$365

			Allowance
	Unpaid		for Loan	Interest	Cash Basis
	Principal	Recorded	Losses	Income	Interest
December 31, 2015	Balance	Investment	Allocated	Recognized	Recognized
With an allowance recorded
Commercial
Commercial and industrial	$150	$150	$92	$—	$—
Agricultural	—	—	—	—	—
Commercial Real Estate
Farm	—	—	—	—	—
Hotel	—	—	—	—	—
Construction and development	—	—	—	—	—
Other	2,480	2,363	1,166	—	—
Residential
1-4 Family	1,357	1,309	167	—	—
Home Equity	159	159	4	—	—
Consumer
Direct	—	—	—	—	—
Indirect	—	—	—	—	—
Subtotal — impaired with allowance recorded	4,146	3,981	1,429	—	—
With no related allowance recorded
Commercial
Commercial and industrial	$676	$655	$—	$34	$34
Agricultural	7	7	—	—	—
Commercial Real Estate
Farm	496	309	—	12	12
Hotel	—	—	—	—	—
Construction and development	189	186	—	47	47
Other	4,429	3,291	—	160	160
Residential
1-4 Family	6,718	5,391	—	49	49
Home Equity	2,589	2,296	—	17	17
Consumer
Direct	126	113	—	18	18
Indirect	—	—	—	5	5
Subtotal — impaired with no allowance recorded	15,230	12,248	—	342	342
Total impaired loans	$19,376	$16,229	$1,429	$342	$342

The following table presents the average recorded investment of impaired loans in 2017, 2016, and 2015.

	2017	2016	2015
Commercial
Commercial and industrial	$1,211	$805	$1,165
Agricultural	1,668	998	31
Commercial Real Estate
Farm	1,442	933	401
Hotel	1,783	26	2,851
Construction and development	651	156	53
Other	4,635	4,800	5,734
Residential
1-4 family	7,600	7,642	7,362
Home equity	1,699	2,212	2,268
Consumer
Direct	816	123	130
Indirect	—	—	1
Total loans	$21,505	$17,695	$19,996

The following table presents the recorded investment in non‑accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2017 and 2016.

			Past due over
			90 days and
	Non-accrual		still accruing
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Commercial
Commercial and industrial	$1,890	$882	$—	$—
Agricultural	1,471	1,631	—	—
Commercial Real Estate
Farm	861	1,347	—	—
Hotel	—	64	—	—
Construction and development	—	122	—	2,135
Other	3,722	3,219	—	—
Residential
1-4 Family	6,365	7,163	265	—
Home Equity	635	1,273	—	—
Consumer
Direct	951	107	—	—
Indirect	—	—	—	—
Total	$15,895	$15,808	$265	$2,135

The following table presents the aging of the recorded investment in past due loans as of December 31, 2017 and 2016 by class of loans:

				Greater than
	Total	30-59 Days	60-89 Days	90 Days	Total	Loans Not
December 31, 2017	Loans	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial
Commercial and industrial	$515,122	$723	$6	$1,890	$2,619	$512,503
Agricultural	63,869	34	—	1,438	1,472	62,397
Commercial Real Estate
Farm	106,010	4	—	783	787	105,223
Hotel	119,512	—	—	—	—	119,512
Construction and development	86,045	—	—	—	—	86,045
Other	1,125,908	983	263	2,505	3,751	1,122,157
Residential
1-4 Family	681,518	5,703	2,103	3,239	11,045	670,473
Home Equity	298,653	553	264	387	1,204	297,449
Consumer
Direct	66,658	130	—	928	1,058	65,600
Indirect	168	—	—	—	—	168
Total — excludes $9,095 of accrued interest	$3,063,463	$8,130	$2,636	$11,170	$21,936	$3,041,527

				Greater than
	Total	30-59 Days	60-89 Days	90 Days	Total	Loans Not
December 31, 2016	Loans	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial
Commercial and industrial	$461,092	$—	$—	$176	$176	$460,916
Agricultural	73,467	215	—	1,606	1,821	71,646
Commercial Real Estate
Farm	111,807	81	—	1,243	1,324	110,483
Hotel	91,213	—	—	63	63	91,150
Construction and development	102,598	1,416	—	2,223	3,639	98,959
Other	857,078	1,268	90	1,812	3,170	853,908
Residential
1-4 Family	608,366	4,884	2,002	3,262	10,148	598,218
Home Equity	284,147	830	137	914	1,881	282,266
Consumer
Direct	61,574	936	—	66	1,002	60,572
Indirect	331	10	—	—	10	321
Total — excludes $7,342 of accrued interest	$2,651,673	$9,640	$2,229	$11,365	$23,234	$2,628,439

Troubled Debt Restructurings

During the years ending December 31, 2017 and 2016, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or a partial forgiveness of the principal balance.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 60 months to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 40 years.

The total of troubled debt restructurings at December 31, 2017 and 2016 was $3,845 and $6,474 respectively. The Company has allocated $405 and $508 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2017 and 2016. The Company has committed to lend additional amounts totaling $0 to customers with outstanding loans that are classified as troubled debt restructuring at December 31, 2017 and 2016.

The following tables present loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2017, 2016 and 2015:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the year ended December 31, 2017	Number of Loans	Investment	Investment
Commercial Real Estate
Other	1	53	53
Residential
1-4 Family	4	557	557
Total	5	$610	$610

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the year ended December 31, 2016	Number of Loans	Investment	Investment
Commercial
Agricultural	1	$89	$89
Other	2	298	298
Residential
1-4 Family	1	124	124
Home Equity	4	76	76
Total	8	$587	$587

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
For the year ended December 31, 2015	Number of Loans	Investment	Investment
Commercial
Commercial and industrial	3	$216	$216
Other	—	—	—
Commercial real estate
Other	9	1,664	1,403
Home Equity	0	—	—
Residential
1-4 Family	3	215	215
Home Equity	2	44	44
Total	17	$2,139	$1,878

The troubled debt restructurings described above increased the allowance for loan losses by $0, $0 and $50 and resulted in charge offs of $0,  $0 and $261 during the years ending December 31, 2017, 2016 and 2015 respectively.

The following tables present loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ending December 31, 2017, 2016 and 2015:

For the year ended December 31, 2017	Number of Loans	Recorded Investment
Commercial real estate
Other	4	$511
Residential
1-4 Family	2	209
Total	6	$720

For the year ended December 31, 2016	Number of Loans	Recorded Investment
Commercial real estate
Other	2	$149
Residential
1-4 Family	2	250
Home equity	1	10
Total	5	$409

For the year ended December 31, 2015	Number of Loans	Recorded Investment
Commercial real estate
Other	3	$863
Residential
1-4 Family	2	232
Home Equity	2	88
Total	7	$1,183

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The troubled debt restructurings that subsequently defaulted described above did not result in any increase in the allowance for loan losses or charge offs during the during the years ending December 31, 2017, 2016, and 2015 respectively.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

The terms of certain other loans were modified during years ending December 31, 2017 and 2016 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2017 and 2016 of $21,072 and $12,484. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of the borrower to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes commercial and commercial real estate loans individually by classifying the loans as to credit risk. This analysis includes the top 50 credit relationships on an annual basis. The Company uses the following definitions for risk ratings:

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

As of December 31, 2017 and 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
December 31, 2017	Pass	Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$468,610	$3,786	$2,340	$1,885
Agricultural	53,271	1,556	369	1,438
Commercial Real Estate
Farm	85,763	3,055	1,536	857
Hotel	119,512	—	—	—
Construction and development	65,825	—	1,613	—
Other	1,003,129	23,636	14,208	3,099
Total	$1,796,110	$32,033	$20,066	$7,279

		Special
December 31, 2016	Pass	Mention	Substandard	Non-accrual
Commercial
Commercial and industrial	$415,064	$3,347	$5,297	$827
Agricultural	61,637	2,283	—	1,441
Commercial Real Estate
Farm	89,297	2,209	694	1,340
Hotel	88,166	—	2,983	64
Construction and development	74,811	3,600	2,287	31
Other	752,063	9,087	7,365	2,141
Total	$1,481,038	$20,526	$18,626	$5,844

Loans not analyzed individually as part of the above described process are classified by delinquency. These loans are primarily smaller commercial (<$250), smaller commercial real estate (<$250), residential mortgage and consumer loans. All commercial, commercial real estate, or consumer loans fully or partially secured by 1-4 family residential real estate that are 60‑89 days past due will be classified as Watch. If loans are greater than 90 days past due or commercial or commercial real estate loans on non-accrual, they will be classified as Substandard.  Consumer loans not secured by 1-4 family residential real estate that are 60‑119 days past due will be classified Substandard while loans greater than 119 days will be classified as Loss and charged off. As of December 31, 2017 and December 31, 2016, the grading of loans by category was as follows:

December 31, 2017	Performing	Watch	Substandard
Commercial
Commercial and industrial	$38,490	$6	$5
Agricultural	7,202	—	33
Commercial Real Estate
Farm	14,795	—	4
Construction and development	18,607	—	—
Other	81,167	46	623
Total	$160,261	$52	$665

December 31, 2016	Performing	Watch	Substandard
Commercial
Commercial and industrial	$36,502	$—	$55
Agricultural	7,916	—	190
Commercial Real Estate
Farm	18,260	—	7
Hotel	—	—	—
Construction and development	21,778	—	91
Other	85,254	90	1,078
Total	$169,710	$90	$1,421

December 31, 2017	Performing	Watch	Substandard
Residential
1-4 family	$676,176	$2,103	$3,239
Home equity	298,002	264	387
Total	$974,178	$2,367	$3,626

December 31, 2016	Performing	Watch	Substandard
Residential
1-4 family	$603,102	$2,002	$3,262
Home equity	283,096	137	914
Total	$886,198	$2,139	$4,176

December 31, 2017	Performing	Substandard	Loss
Consumer
Direct	$65,707	$—	$951
Indirect	168	—	—
Total	$65,875	$—	$951

December 31, 2016	Performing	Substandard	Loss
Consumer
Direct	$61,508	$4	$62
Indirect	331	—	—
Total	$61,839	$4	$62

The following table presents financing receivables purchased and/or sold during the year by portfolio segment:

		Commercial
2017	Commercial	Real Estate	Residential	Consumer	Total
Purchases	$12,281	$304,702	$109,300	$1,258	$427,541
Sales			243,179		243,179

		Commercial
2016	Commercial	Real Estate	Residential	Consumer	Total
Purchases	$14,241	$138,896	$201,397	$809	$355,343
Sales			256,946		256,946

Purchased Credit Impaired Loans

The Company has purchased loans, for which there was, at acquisition, evidence of credit deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of these loans is as follows:

	2017	2016
Commercial	$11,649	$10,817
1-4 Family	1,940	2,399
Outstanding Balance	$13,589	$13,216

Carrying amount, net of allowance of $0 and $0	$9,643	$8,954

For those purchased credit impaired loans (PCI) disclosed above, the Company did not increase the allowance for loan losses during 2017, 2016, and 2015.  No allowances for loan losses were reversed in 2017, 2016, or 2015.

Accretable yield, or income to be collected is as follows:

	2017	2016
Balance at January 1	$—	$—
New loans purchased	580	—
Accretion of income	(249)	—
Reclassifications from nonaccretable difference	—	—
Balance at December 31	$331	$—

Purchased credit impaired loans purchased during the years ending December 31, 2017, 2016, and 2015 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	2017	2016	2015
Contractually required payments receivable of
loans purchased during the year:
Commercial	$9,912	$12,907	$—
1-4 Family	274	3,268	—
	$10,186	$16,175	$—

Fair value of acquired loans at acquisition	$7,614	$11,560	$—

There were no PCI transfers from non-accretable to accretable yields during 2017, 2016, and 2015.

NOTE 6 — OTHER REAL ESTATE OWNED

Activity in the real estate owned assets, which are included in interest receivable and other assets in the consolidated balance sheets, was as follows:

	2017	2016	2015
Beginning Balance	$1,875	$1,959	$2,688
Transfer to other real estate owned	2,917	1,965	1,475
Sale — Out of other real estate owned	(2,797)	(3,607)	(2,166)
Acquisition	227	1,668	—
Write-down	(96)	(110)	(38)
Ending Balance	$2,126	$1,875	$1,959

The value of the sale amount above is the carrying value of the property when it was sold.

Activity in the valuation account for other real estate was as follows:

	2017	2016	2015

Beginning Balance —	$(236)	$(217)	$(448)
Impairments during year	(96)	(110)	(38)
Recovery on impairments	—	—	—
Reductions	84	91	269
Ending Balance —	$(248)	$(236)	$(217)

Net (gain)/ loss on OREO activity which is included in non‑interest income and expenses related to foreclosed assets included in other expenses in the consolidated statements of income, were as follows:

	2017	2016	2015
Write-downs	$96	$110	$38
Gain on sales	(358)	(378)	(106)
Net gain	$(262)	$(268)	$(68)
Operating expenses	$162	$154	$203

Foreclosed residential real estate properties included in Interest receivable and other assets on the Consolidated Balance Sheets totaled $610 and $1,443 at December 31, 2017 and December 31, 2016, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $2,645 and $3,266 at December 31, 2017 and December 31, 2016, respectively.

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

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals or industry accepted valuation methods and excludes loans evaluated under the present value of cash flows. In a limited number of situations, the Company’s appraisal department is determining the value of appraisal. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. These adjustments typically range from 0% ‑ 50%. Impaired loans are evaluated quarterly for additional impairment and take into account changing market conditions, specific information in the market the property is located, and the overall economic climate as well as overall changes in the credit. The Company’s Appraisal Manager has the overall responsibility for all appraisals. The Company’s loan officer responsible for the loan, the special assets officer, as well as the senior officers of the Company review the adjustments made to the appraisal for market and disposal costs on the loan.

The fair value of servicing rights is based on a valuation model from a third party that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The inputs used include estimates of prepayment speeds, discount rate, cost to service, contractual servicing fee income, late fees, and float income. The most significant assumption used to value mortgage servicing rights is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At December 31, 2017 the constant prepayment speed (PSA) used was 142 and the discount rate was 13.0%. At December 31, 2016 the constant prepayment speed (PSA) used was 135 and the discount rate was 14.0%. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 3 inputs). On a quarterly basis, loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at December 31, 2017 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for-sale
U. S. government agency	$115	$—	$115	$—
States and municipal	398,126	—	388,789	9,337
Mortgage-backed securities — residential — Government Sponsored Entity	383,254	—	383,254	—
Collateralized mortgage obligations — Government Sponsored Entity	286,395	—	286,395	—
Equity securities	4,670	4,670	—	—
Other securities	5,013	—	—	5,013
Total investment securities available-for-sale	$1,077,573	$4,670	$1,058,553	$14,350

Mortgage banking derivatives	$621	—	$621	—

Interest rate swap asset	$3,657	—	$3,657	—
Interest rate swap liability	$(3,657)	—	$(3,657)	—

Free standing interest rate swap	$275	—	$275	—

		Fair Value Measurements at December 31, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for-sale
U. S. government agency	$955	$—	$955	$—
States and municipal	369,286	—	359,166	10,120
Mortgage-backed securities — residential — Government Sponsored Entity	446,630	—	446,630	—
Collateralized mortgage obligations — Government Sponsored Entity	179,401	—	179,401	—
Equity securities	4,670	4,670	—	—
Other securities	6,598	—	—	6,598
Total investment securities available-for-sale	$1,007,540	$4,670	$986,152	$16,718

Mortgage banking derivatives	$648	—	$648	—

Interest rate swap asset	$3,003	—	$3,003	—
Interest rate swap liability	$(3,003)	—	$(3,003)	—

There have been no transfers between Level 1 and 2 during the two years ending December 31, 2017 and 2016.

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016:

States and municipal	2017	2016
Beginning balance, January 1	$10,120	$10,858
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(5)	(1)
Settlements	(778)	(737)
Ending balance, December 31	$9,337	$10,120

Other securities	2017	2016
Beginning balance, January 1	$6,598	$6,524
Total gains or losses (realized / unrealized)
Purchases	505	—
Settlements through acquisition	(1,590)	—
Settlements	(500)	74
Ending balance, December 31	$5,013	$6,598

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

Assets and Liabilities Measured on a Non‑Recurring Basis

Assets and liabilities measured at fair value on a non‑recurring basis are summarized below:

		Fair Value Measurements at December 31, 2017 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial and industrial	$270			$270
Agricultural	613			613
Farm real estate	275			275
Other real estate	1,751			1,751
Total impaired loans	$2,909			$2,909

Impaired servicing rights	$400			$400

		Fair Value Measurements at December 31, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial and industrial	$260			$260
Agricultural	972			972
Farm real estate	745			745
Other real estate	560			560
Total impaired loans	$2,537			$2,537

Impaired servicing rights	$1,083			$1,083

The following represents impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $6,169, with a valuation allowance of $3,260, resulting in an additional provision for loan losses of $2,214 in 2017. A breakdown of these loans by portfolio class is as follows:

	Recorded	Valuation
	Investment	Allowance	Net
Commercial and industrial	$1,902	$1,632	$270
Agricultural	1,438	825	613
Farm real estate	708	433	275
Other real estate	2,121	370	1,751
Ending Balance	$6,169	$3,260	$2,909

At December 31, 2016, impaired loans had a recorded investment of $4,008, with a valuation allowance of $1,471, resulting in an additional provision for loan losses of $1,158 for the year ending December 31, 2016.

Impaired tranches of servicing rights were carried at a fair value of $400 which is made up of the gross outstanding balance of $525, net of a valuation allowance of $125. A recovery of $75 was included in 2017 earnings.  In 2016, impaired servicing rights were written down to a fair value of $1,083, which was made up of the gross outstanding balance of $1,283, net of a valuation allowance of $200. A recovery of $0 was included in 2016 earnings.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non‑recurring basis at December 31, 2017 and 2016. Impaired commercial, commercial real estate loans, and other real estate owned that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.

	Fair Value	Valuation	Unobservable	Range/
December 31, 2017	(in thousands)	Technique(s)	Input(s)	Average
Impaired Loans:
Commercial and industrial	$270	Sales comparison approach	Adjustment for differences between comparable sales	0%
				0% Avg
Agricultural	613	Sales comparison approach	Adjustment for differences between comparable sales	30%
				30% Avg
Farm real estate	275	Sales comparison approach	Adjustment for differences between comparable sales	30%
				30% Avg
Other real estate	1,751	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	20% - 30%
				22% Avg
	$2,909

Mortgage servicing rights	$400	Cash flow analysis	Discount rate	13%

	Fair Value	Valuation	Unobservable	Range/
December 31, 2016	(in thousands)	Technique(s)	Input(s)	Average
Impaired Loans:
Commercial and industrial	$260	Sales comparison approach	Adjustment for differences between comparable sales	10% - 30%
				18% Avg
Agricultural	972	Sales comparison approach	Adjustment for differences between comparable sales	10%
				10% Avg
Farm real estate	745	Sales comparison approach	Adjustment for differences between comparable sales	10%
				10% Avg
Other real estate	560	Sales comparison approach	Adjustment for differences between comparable sales, type of property, current status of property	16% - 31%
				27% Avg
	$2,537

Mortgage servicing rights	$1,083	Cash flow analysis	Discount rate	14%

Carrying amount and estimated fair values of financial instruments, not previously presented, at year end were as follows:

	Carrying
December 31, 2017	Amount	Level 1	Level 2	Level 3		Total
Assets
Cash and cash equivalents	$97,505	$89,623	$7,882	$		$97,505
Interest bearing time deposits	2,065		2,065			2,065
Loans including loans held for sale, net	3,045,705		7,981		3,064,489	3,072,470
FHLB and other stock	27,796					N/A
Interest receivable	14,849		5,754		9,095	14,849
Liabilities
Deposits	(3,507,603)	(868,384)	(2,635,297)			(3,503,681)
Other borrowings	(185,652)		(185,652)			(185,652)
FHLB advances	(335,986)		(331,831)			(331,831)
Interest payable	(1,371)		(1,371)			(1,371)
Subordinated debentures	(56,545)		(50,911)			(50,911)

	Carrying
December 31, 2016	Amount	Level 1	Level 2	Level 3		Total
Assets
Cash and cash equivalents	$86,552	$75,778	$10,774	$		$86,552
Interest bearing time deposits	1,960		1,960			1,960
Loans including loans held for sale, net	2,639,046		12,598		2,662,431	2,675,029
FHLB and other stock	21,693					N/A
Interest receivable	12,576		5,234		7,342	12,576
Liabilities
Deposits	(3,110,871)	(767,159)	(2,340,824)			(3,107,983)
Other borrowings	(209,672)		(209,686)			(209,686)
FHLB advances	(249,658)		(248,944)			(248,944)
Interest payable	(642)		(642)			(642)
Subordinated debentures	(41,239)		(34,084)			(34,084)

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

NOTE 8 — PREMISES AND EQUIPMENT

December 31	2017	2016
Land	$20,979	$18,662
Buildings	74,842	68,584
Furniture and equipment	54,749	49,834
Total cost	150,570	137,080
Accumulated depreciation	(68,132)	(60,654)
Net	$82,438	$76,426

Depreciation expense was $8,198,  $7,289, and $6,410 in 2017, 2016 and 2015.

Operating Leases: The Company leases certain branch properties under operating leases. Rent expense less rental income was $2,501,  $2,014, and $1,712 for 2017, 2016, and 2015. Rent commitments, before considering renewal options that generally are present, were as follows:

2018	$2,733
2019	2,345
2020	1,931
2021	1,796
2022	1,066
Thereafter	4,200
Total	$14,071

Capital Leases:  The Company leases certain land and buildings under a capital lease.  The lease arrangements require monthly payments through 2037.

The Company has included this lease in premises and equipment as follows:

December 31,	2017	2016
Land and buildings	$1,342	$1,342
Accumulated depreciation	(185)	(126)
Net	$1,157	$1,216

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments at year end 2017:

2018	$96
2019	96
2020	96
2021	96
2022	96
Thereafter	1,471
Total minimum lease payments	$1,951
Less amount representing interest	(670)
Present value of net minimum lease payments	$1,281

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in carrying amount of goodwill is as follows.

	2017	2016
Balance, January 1	$101,315	$75,953
Acquired goodwill	35,775	25,362
Balance, December 31	$137,090	$101,315

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At June 30, 2017, the Company elected to perform a quantitative assessment to determine if the fair value of the reporting unit exceeded its carrying value, including goodwill. The quantitative assessment indicated that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.  There have been no issues identified since then indicating goodwill impairment.

A discussion of goodwill acquired in 2017, 2016 and 2015 can be found at NOTE 26.

Acquired Intangible Assets

	2017	2016
Core deposit intangibles	$40,398	$34,135
Other customer relationship intangibles	4,424	2,194
Accumulated amortization	(30,921)	(28,910)
Purchased intangibles, net	$13,901	$7,419

Aggregate amortization expense was $2,011,  $1,342, and $1,640 for 2017, 2016, and 2015.

Estimated amortization expense for each of the next five years follows:

2018	$2,240
2019	1,902
2020	1,643
2021	1,417
2022	1,167
Thereafter	5,532

NOTE 10 — DEPOSITS

	December 31,	December 31,
	2017	2016
Non-interest-bearing demand	$868,384	$767,159
Interest-bearing demand	1,234,920	1,163,010
Savings	799,485	749,391
Certificates of deposit of $250 or more	196,176	65,815
Other certificates and time deposits	408,638	365,496
Total deposits	$3,507,603	$3,110,871

Certificates and other time deposits mature as follows:

2018	$297,857
2019	172,381
2020	63,106
2021	64,374
2022	6,704
Thereafter	392
Total	$604,814

NOTE 11 — OTHER BORROWINGS

December 31	2017	2016
Other borrowings consisted of the following at year-end:
Securities sold under repurchase agreements	$43,062	$38,339
Short term FHLB advances	130,000	138,000
Term debt	11,667	18,333
Federal funds purchased	923	15,000
Total other borrowings	$185,652	$209,672

Securities sold under repurchase agreements (“agreements”) consist of obligations secured by securities issued by government‑sponsored entities, and a safekeeping agent holds such collateral. The majority of the agreements at December 31, 2017 mature within 30 days.  At December 31, 2017, these agreements were secured by a pledged amount of $58,110 of mortgage backed securities.  Management monitors the fair value of the securities on a regular basis.  If the fair value of the securities declined to an amount approximating these agreements, more securities would be pledged.

Short term FHLB advances were obtained to help the Company with its short term funding needs.  The advances all mature in six months or less and have a current interest rate of 1.67%.  These advances are secured by real estate backed loans.

The term debt was obtained by the Company to help fund the Cheviot acquisition.  $30,000 was originally obtained and $6,666 and $11,667 was repaid in 2017 and 2016 respectively.  The debt matures in 2019 and is secured by a negative pledge agreement on the Bank’s stock.  The current interest rate on this loan is 3.50%.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2017	2016	2015
Average daily balance during the year	$40,717	$27,816	$26,723
Average interest rate during the year	0.19%	0.14%	0.15%
Maximum month-end balance during the year	$47,090	$40,778	$34,439
Weighted average interest rate at year-end	0.16%	0.18%	0.15%

NOTE 12 — FEDERAL HOME LOAN BANK ADVANCES

FHLB advances at year end were as follows:

	2017	2016
Maturities from January 2018 through August 2027, primarily fixed rates from 1.04% to 4.92%, averaging 1.69%	$335,986	—
Maturities from June 2017 through September 2026, primarily fixed rates from 0.97% to 2.67%, averaging 1.75%	—	$249,658
	$335,986	$249,658

The majority of the FHLB advances are secured by real estate backed loans totaling approximately 183% of the advance under a blanket security agreement. The advances are subject to restrictions or penalties in the event of prepayment. Of the $335,986 in advances at December 31, 2017, $70,000 of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the Company may prepay the advance without a penalty. Of the $249,658 in advances at December 31, 2016, $25,000 of the advances contained such options.

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

Required payments over the next five years are:

2018	$80,286
2019	60,258
2020	55,496
2021	20,000
2022	50,000
Thereafter	70,000
$336,040
Restructuring prepayment penalty	(54)
$335,986

NOTE 13 — SUBORDINATED DEBENTURES

The Company formed four separate trusts in 2002, 2003, and 2006 that issued floating rate trust preferred securities as part of pooled offerings. The Company issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole asset of the trusts.  Included in the acquisition of FCB Bancorp was a trust formed in 2007 – FCB Trust 1.  In accordance with accounting guidelines, the trusts are not consolidated with the Company’s financial statements, but rather the subordinated debentures are shown as a liability, because the Company is not considered the primary beneficiary of the trusts. The Company’s investment in the common stock of the trusts was $1,487 at December 31, 2017 and $1,239 at December 31, 2016 and is included in interest receivable and other assets on the consolidated balance sheets. Interest payments are payable quarterly in arrears and the Company has the option to defer interest payments from time to time for a period not to exceed 20 consecutive quarters. The subordinated debentures mature in 30 years from issuance and can be called anytime after five years at par. The subordinated debentures may be included in Tier 1 capital (with certain limitations) under current regulatory guidelines and interpretations.  The Company also acquired an $8,311 private placement subordinated debt with the FCB Bancorp acquisition.  The following table summarizes the other terms of each issuance.

		Amount	Amount
		December 31,	December 31,	Variable			Rate as of
Trust Name	Issuance	2017	2016	Rate			12/31/2017	Maturity
Trust 1	2002	$8,248	$8,248	LIBOR	+	3.25%	4.92%	2032
Trust 2	2003	14,433	14,433	LIBOR	+	3.25%	4.94%	2033
Trust 3	2003	7,217	7,217	LIBOR	+	3.15%	4.74%	2033
Trust 4	2006	11,341	11,341	LIBOR	+	1.63%	3.22%	2036
FCB Trust 1	2007	6,995	—	LIBOR	+	1.60%	3.19%	2037
Private placement	2015	8,311	—	Fixed Rate			6.00%	2025
		$56,545	$41,239

NOTE 14 — MORTGAGE BANKING AND LOAN SERVICING

Net revenues from mortgage banking activity consisted of the following:

	Years Ended December 31
	2017	2016	2015
Gain from sale of mortgage loans and interest rate locks	$7,344	$7,264	$5,528
Mortgage loan servicing revenue (expense):
Mortgage loan servicing revenue	4,274	4,290	3,940
Amortization of mortgage servicing rights	(1,352)	(1,510)	(1,313)
Mortgage servicing rights valuation adjustments	75	—	200
Net servicing revenue	2,997	2,780	2,827
Net revenue from mortgage banking activity	$10,341	$10,044	$8,355

Loans serviced for others are not included in the accompanying consolidated balance sheets. Loan servicing fee income was $2,834,  $2,653, and $2,415 for 2017, 2016, and 2015. The unpaid principal balances of loans serviced for others totaled $1,148,796 and $1,115,246 at December 31, 2017 and 2016. Custodial escrow balances maintained in connection with serviced loans were $9,470 and $16,609 at year end 2017 and 2016. Mortgage servicing rights are included in other assets on the consolidated balance sheets. The weighted average amortization period is 6.94 years. The fair value of capitalized mortgage servicing assets is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type and interest rates. The carrying value of capitalized mortgage servicing rights was $7,580 and $7,410 at year end 2017 and 2016. Fair value at year‑end 2017 was determined using a discount rate of 13%, and prepayment speeds ranging from 103% to 261%, depending on the stratification of the specific right. Fair value at year‑end 2016 was determined using a discount rate of 14%, and prepayment speeds ranging from 104% to 272%, depending on the stratification of the specific right. The notional amount of interest rate lock commitments to make 1‑4 family residential mortgage loans intended to be sold on the secondary market totaled

$25.1 million and $38.7 million at December 31, 2017 and 2016, respectively. The estimated fair value of these commitments totaled $621 and $648 at December 31, 2017 and 2016, respectively, and is included in other assets on the consolidated balance sheet.

	2017	2016	2015
Mortgage servicing assets
Balances, January 1	$7,410	$6,120	$5,708
Servicing assets capitalized	1,447	1,636	1,525
Servicing rights acquired	—	1,164	—
Amortization of servicing assets	(1,352)	(1,510)	(1,313)
Change in valuation allowance	75	—	200
Balance, December 31	$7,580	$7,410	$6,120
Valuation allowance:
Balances, January 1	$200	$200	$400
Additions expensed	—	175	25
Reductions credited to operations	(75)	(175)	(225)
Balance, December 31	$125	$200	$200

NOTE 15 — INCOME TAX

Income tax expense was as follows:;

Year Ended December 31	2017	2016	2015
Income tax expense
Currently payable	$9,691	$8,455	$4,726
Deferred	5,776	4,135	5,697
Tax rate change – 2017 Tax Cuts & Jobs Act	(2,505)	—	—
Change in valuation allowance	(26)	(453)	(190)
Total income tax expense	$12,936	$12,137	$10,233

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	2017	2016	2015
Federal statutory income tax rate	35%	35%	35%
Federal statutory income tax	$21,831	$17,661	$16,021
Tax exempt interest	(5,258)	(4,799)	(4,676)
Effect of state income taxes	103	75	169
Non-deductible expenses	615	436	193
Tax exempt income on life insurance	(773)	(530)	(537)
Tax credits	(720)	(397)	(501)
Change in valuation allowance	(26)	(453)	(190)
Captive insurance premiums	(289)	(335)	(361)
Tax rate change - Tax Cuts & Jobs Act	(2,505)	—	—
Stock based compensation	(364)	—	—
Low income housing proportional amortization	497	419	363
Other	(175)	60	(248)
Income tax expense	$12,936	$12,137	$10,233

The components of the net deferred tax asset (liability) are as follows:

December 31	2017	2016
Assets
Allowance for loan losses	$5,514	$8,590
Net operating loss carryforward	3,563	3,876
Credit carryforwards	3,538	6,439
OREO write-downs	519	583
Other	2,198	3,456
Total assets	15,332	22,944
Liabilities
Depreciation	(3,196)	(6,041)
Mortgage servicing rights	(1,786)	(2,717)
Unrealized gain on securities AFS	(1,358)	(1,658)
Intangibles	(1,478)	(434)
Deferred loan fees/costs	(1,479)	(2,058)
Other	(2,419)	(3,725)
Total liabilities	(11,716)	(16,633)
Less: Valuation allowance	(3,087)	(2,934)
Net deferred tax asset/(liability)	$529	$3,377

As of December 31, 2017, the Company had $3,363 of alternative minimum tax credit carryforwards, which under current tax law have no expiration period. The Company had general business credit carryforwards of $175 that begin to expire in 2033.

The Company has an Indiana state operating loss carryforward of $92,046, which begins to expire in 2022. The Company maintains a valuation allowance to reduce these carryforward items and other Indiana deferred tax assets to the amount expected to be realized.

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. At December 31, 2017, the largest component of deferred tax assets is associated with the allowance for loan losses. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. With the exception of the deferred tax asset associated with the Company’s Indiana state operating loss carryforward and all Indiana deferred tax activity since 2004, no valuation allowance for deferred tax assets was considered necessary at December 31, 2017 or 2016.

Retained earnings of the Bank include approximately $16,112 for which no deferred income tax liability has been recognized. This amount represents an allocation of previously acquired institutions to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of “bank” status would create income for tax purposes only, which would be subject to the then‑current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for the Company was approximately $3,384 at December 31, 2017 and $5,639 at December 31, 2016.

Unrecognized Tax Benefits

The Company does not have any unrecognized tax benefits during any periods presented and does not expect this to significantly change in the next twelve months.

There were no interest and penalties recorded in the income statement during any period and no amounts accrued for interest and penalties at December 31, 2017, or 2016.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of

Indiana and Illinois. The Company is no longer subject to examination by taxing authorities for years before 2014.

Tax Cuts & Jobs Act

On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (the “Act”) was signed into law.  Among other things, the Act reduces the corporate federal tax rate from 35% to 21% effective January 1, 2018 as well as repealing the alternative minimum tax.  As a result we are required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled.  The re-measurement of our deferred tax asset and liabilities resulted in additional income tax benefit of $2,505 in 2017.

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

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2017		2016
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to extend credit and unused lines of credit	$85,998	$888,073	$91,076	$809,004
Commercial letters of credit	—	5,264	—	6,575

Commitments to make loans are generally made for periods of 60 days or less. Interest rates on fixed rate commitments range from 1.50% to 19.80% with maturities ranging from 1 month to 32 years.

NOTE 17 — DIVIDENDS

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described in Note 19. As of December 31, 2017, the Bank could pay out approximately $26,000 in dividends before considering retained profits of the Bank for 2018 without regulatory approval.

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

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework. The rule implements the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. In general, under the new rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the new rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer to be phased in between 0.0%  in 2015 to 2.5% by 2019.  The capital conservation buffer for 2017 is 1.25% The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. The new rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity and became effective on January 1, 2015.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Actual and required capital amounts and ratios are presented below.  Management believes as of December 31, 2017, the Company and Bank met all capital adequacy requirements to which they were subject.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year-end 2017 and 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  The ratios below do not consider the capital conservation buffer.

			Required for		To Be
	Actual		Adequate Capital		Well Capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$462,862	13.9%	$266,667	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	431,920	13.0	200,000	6.0	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	383,757	11.5	150,000	4.5	N/A	N/A
Tier 1 capital (to average assets)	431,920	9.7	178,488	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$452,411	13.6%	$266,925	8.0%	$333,656	10.0%
Tier 1 capital (to risk-weighted assets)	429,868	12.9	200,194	6.0	266,925	8.0
Common equity Tier 1 capital (to risk-weighted assets)	429,868	12.9	150,145	4.5	216,877	6.5
Tier 1 capital (to average assets)	429,868	9.6	178,488	4.0	223,110	5.0

			Required for		To Be
	Actual		Adequate Capital		Well Capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
MainSource Financial Group
Total capital (to risk-weighted assets)	$407,802	14.7%	$222,095	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	385,303	13.9	166,571	6.0	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	344,212	12.4	124,928	4.5	N/A	N/A
Tier 1 capital (to average assets)	385,303	9.8	157,671	4.0	N/A	N/A
MainSource Bank
Total capital (to risk-weighted assets)	$407,939	14.7%	$222,152	8.0%	$277,690	10.0%
Tier 1 capital (to risk-weighted assets)	385,440	13.9	166,614	6.0	222,152	8.0
Common equity Tier 1 capital (to risk-weighted assets)	385,440	13.9	124,960	4.5	180,498	6.5
Tier 1 capital (to average assets)	385,440	9.8	157,390	4.0	196,737	5.0

NOTE 20 — EMPLOYEE BENEFIT PLANS

The Company has a defined‑contribution retirement plan in which substantially all employees may participate. The Company matches funds contributed by employees at $0.80 of every dollar contributed to the Company’s 401(k) Plan, up to the first 8.0% of each employee’s salary, and makes additional contributions based on employee compensation and the overall profitability of the Company. Expense was $3,623 in 2017, $2,535 in 2016, and $2,895 in 2015 which included an additional contribution in 2017, 2016 and 2015 based on the overall profitability of the Company.

NOTE 21 — RELATED PARTY TRANSACTIONS

The Company has entered into transactions with certain directors, executive officers, significant shareholders and their affiliates or associates (related parties).

The aggregate amount of loans, as defined, to such related parties was as follows:

Balances, January 1, 2017	$2,223
Changes in composition of related parties	66
New loans, including renewals and advances	916
Payments, including renewals	(538)
Balances, December 31, 2017	$2,667

Deposits from related parties held by the Company at December 31, 2017 and 2016 totaled $1,852 and $1,530.

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

A summary of the activity in the Company’s stock incentive plans for 2017 follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(years)	Value
Outstanding, beginning of year	193,114	$12.09
Granted	—	—
Exercised	(91,556)	12.49
Forfeited or expired	(400)	13.67
Outstanding at end of period	101,158	$11.72	4.2	$2,488
Exercisable at end of period	101,158	$11.72	4.2	$2,488
Fully vested and expected to vest	101,158	$11.72	4.2	$2,488

Information related to the Company’s stock incentive plans during each year follows:

	2017	2016	2015
Intrinsic value of options exercised	$1,941	$1,306	$244
Cash received from option exercises	1,143	1,783	294
Tax benefit realized from option exercises	232	164	31
Weighted average (per share) fair value of options granted	NA	NA	NA

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date for those options where the exercise price is less than the market price.

The Company recorded $28,  $91, and $180 in stock option compensation expense during 2017, 2016, and 2015 to salaries and employee benefits. As of December 31, 2017, all expenses have been recorded for all options granted.

In the second quarter of each of 2017, 2016 and 2015, the Executive Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers and other employees pursuant to the Company’s LTIP. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The restricted stock awards vest as follows — 100% on the third anniversary of the date of grant. A total of 30,302,  50,152, and 28,955 shares of common stock of the Company were granted in 2017, 2016 and 2015 respectively.

A summary of changes in the Company’s nonvested shares for 2017 follows:

		Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2017	104,319	$20.03
Granted	30,302	34.38
Vested	(29,432)	16.37
Forfeited	(2,250)	22.65
Nonvested at December 31, 2017	102,939	$25.25

As of December 31, 2017, there was $1,327 of total unrecognized compensation costs related to nonvested restricted stock awards granted under the 2015 and 2007 Plans that will be recognized over the remaining vesting period of approximately 2.05 years. The recognized compensation costs related to the 2007 Plan were $767,  $670, and $584 for 2017, 2016, and 2015 respectively.

Additionally, in the first quarter of 2017 and 2016, the Committee voted to grant performance share units to certain executive officers pursuant to the Company’s LTIP, subject to and effective upon the approval of the 2015 Plan by the Company’s shareholders at the 2015 Annual Meeting of Shareholders held on April 29, 2015.  The Committee established performance measures, goals and payout calibration for the Performance Share Units. At the end of each three-year performance period, the Committee will certify the results of the performance measures and goals and will pay the earned awards out in cash or shares of Company common stock. Each executive’s target payout is achieved once the performance equals the target level, and the maximum payout is achieved once the performance equals the superior level (with interpolation between discrete points).

The value of the awards was determined by multiplying the award amount by the closing price of a share of Company common stock on the grant date. The performance share units are earned over the three year period of the award. A total of 11,302 performance share units were granted in the first quarter of 2017 at a weighted average cost of $35.04 per share.  A total of 16,152 performance share units were granted in the first quarter of 2016 at a weighted average cost of $21.41 per share.A total of 16,205 performance share units were granted in the first quarter of 2015 at a weighted average cost of $19.57 per share. Compensation expense is recognized over the three year performance period of the awards based on the fair value of the stock at the issue date and the anticipated achievement level of the target performance.  Quarterly, the performance measures will be reevaluated and adjustments made to the expense recorded in the financial statements, if needed, to reflect the new revised achievement levels. A total of $241,  $240 and $79 of expense was recognized on these awards in 2017, 2016, and 2015 respectively.  A total of $431 will be expensed in future periods if the Target level is achieved.

In the second quarters of 2015, 2016, and 2017, members of the Board of Directors received their entire annual retainer in restricted Company stock for the following year. The awards vest quarterly for all directors who remain on the Board of Directors on the vesting date, with 25% of the award vesting on each of May 1, August 1, and November 1, and February 1, of the following year. The value of the retainer awards was determined by multiplying the award amount by the closing price of the stock on the issuance date.

For all awards, other expense is recognized over the three month period of the awards based on the fair value of the stock at the issue dates. Shares awarded by quarter were as follows:

Quarter		Shares	Price per Share
2015	2Q	14,084	$19.89
2015	4Q	1,341	19.89
2016	1Q	358	19.89
2016	2Q	17,976	21.89
2017	2Q	8,204	34.15

A total of $311,  $382, and $315 was recognized as expense in 2017, 2016, and 2015 for these grants.

In late 2014, the Company announced a stock repurchase program pursuant to which the Company could repurchase up to 5.0% of its outstanding shares of common stock, or approximately 1,085,000 shares prior to December 31, 2015.  During 2015, the Company repurchased 169,110 shares at a total cost of $3,381.  The program expired on December 31, 2015.

NOTE 23 — EARNINGS PER COMMON SHARE

Earnings per common share were computed as follows:

		Weighted	Per
	Net	Average	Share
Year Ended December 31, 2017	Income	Shares	Amount
Basic Earnings Per Common Share
Net income	$49,438	25,111,112	$1.97
Effect of dilutive warrants		325,615
Effect of dilutive stock options		77,911
Diluted Earnings Per Common Share
Net income attributable to common shareholders and assumed conversions	$49,438	25,514,638	$1.94

		Weighted	Per
	Net	Average	Share
Year Ended December 31, 2016	Income	Shares	Amount
Basic Earnings Per Common Share
Net income	$38,323	23,105,317	$1.66
Effect of dilutive warrants		210,638
Effect of dilutive stock options		115,400
Diluted Earnings Per Common Share
Net income attributable to common shareholders and assumed conversions	$38,323	23,431,355	$1.64

		Weighted	Per
	Net	Average	Share
Year Ended December 31, 2015	Income	Shares	Amount
Basic Earnings Per Common Share
Net income	$35,542	21,637,775	$1.64
Effect of dilutive warrants		163,011
Effect of dilutive stock options		108,584
Diluted Earnings Per Common Share
Net income attributable to common shareholders and assumed conversions	$35,542	21,909,370	$1.62

All stock options were dilutive in 2017 and 2016 based on the Company’s stock price.  Stock options for 452  shares of common stock were not considered in computing diluted earnings per common share for 2015 because they were antidilutive.

NOTE 24 — QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings per
				Common Share
	Interest	Net Interest
	Income	Income	Net Income	Basic	Diluted
2017
First quarter	$35,206	$32,287	$12,073	$0.50	$0.49
Second quarter	39,202	35,511	9,654	0.38	0.38
Third quarter	41,798	37,400	11,116	0.43	0.43
Fourth quarter	42,341	37,671	16,595	0.65	0.64
2016
First quarter	$28,746	$26,372	$8,766	$0.41	$0.40
Second quarter	30,870	28,198	6,117	0.27	0.27
Third quarter	33,857	30,990	11,696	0.49	0.48
Fourth quarter	34,854	32,041	11,744	0.49	0.48

NOTE 25 — PARENT ONLY CONDENSED FINANCIAL STATEMENTS

Parent Only Condensed Balance Sheets

December 31	2017	2016
Assets
Cash and cash equivalents	$20,673	$10,366
Securities available for sale	130	130
Investment in subsidiaries	582,300	494,158
Other assets	7,069	8,396
Total assets	$610,172	$513,050
Liabilities
Subordinated debentures	$58,545	$41,239
Borrowings	11,667	18,333
Other liabilities	7,002	3,984
Total liabilities	77,214	63,556
Shareholders’ equity	532,958	449,494
Total liabilities and shareholders’ equity	$610,172	$513,050

Parent Only Condensed Statement of Income and Comprehensive Income

Year Ended December 31	2017	2016	2015
Income
Dividends from subsidiaries	$48,221	$43,100	$28,900
Fees from subsidiaries	14,353	13,674	13,232
Other income	94	13	19
Total income	62,668	56,787	42,151
Expenses
Interest expense	2,926	1,876	1,264
Salaries and benefits	14,315	13,101	9,873
Professional fees	1,382	1,364	1,238
Other expenses	11,342	9,685	9,233
Total expenses	29,965	26,026	21,608
Income before income taxes and equity in undistributed income of subsidiaries	32,703	30,761	20,543
Income tax (benefit)	(5,942)	(4,415)	(2,989)
Income before equity in undistributed income of subsidiaries	38,645	35,176	23,532
Equity in undistributed income of subsidiaries	10,793	3,147	12,010
Net income	$49,438	$38,323	$35,542
Comprehensive Income	$50,562	$28,778	$34,453

Parent Only Condensed Statements of Cash Flows

Year Ended December 31	2017	2016	2015
Operating Activities
Net income	$49,438	$38,323	$35,542
Undistributed (income)/loss of subsidiaries	(10,793)	(3,147)	(12,010)
Changes in other assets and liabilities	5,556	1,953	1,896
Net cash provided by operating activities	44,201	37,129	25,428
Investing Activities
Proceeds from sales of securities	—	19	—
Cash paid for bank acquisition, net	(10,581)	(45,188)	—
Purchases of equipment	(233)	(1,215)	(1,991)
Net cash used by investing activities	(10,814)	(46,384)	(1,991)
Financing Activities
Proceeds from exercise of stock options	1,143	1,783	294
Proceeds from term debt	—	30,000	—
Purchase of treasury shares	(395)	(1,045)	(3,527)
Repayment on term debt	(6,666)	(11,667)	—
Cash dividends on common stock	(17,162)	(14,296)	(11,680)
Net cash used by financing activities	(23,080)	4,775	(14,913)
Net change in cash and cash equivalents	10,307	(4,480)	8,524
Cash and cash equivalents, beginning of year	10,366	14,846	6,322
Cash and cash equivalents, end of year	$20,673	$10,366	$14,846

NOTE 26 — ACQUISITIONS

First Financial Bancorp. Merger

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

The merger will result in a combined company with approximately $13.5 billion in assets, $9.0 billion in loans, and $10.4 billion in deposits, utilizing financial information as of December 31, 2017. The transaction will allow the combined company to better meet the needs of its communities in a rapidly changing banking environment, while providing the efficiencies and scale required to comply with regulatory requirements and costs associated with crossing the $10 billion asset threshold. The combined company will operate as First Financial and its headquarters will be located in downtown Cincinnati, Ohio.

The Board of Governors of the Federal Reserve System has approved the transaction.  Subject to satisfaction of other customary closing conditions, the transaction  is expected to close on April 1, 2018.

Department  of Justice Letter of Agreement

On January 25, 2018, First Financial  and the Company entered into a Letter of Agreement with the United States Department of Justice (“DOJ”) regarding the divestiture of four (4) MainSource Bank branch locations in Columbus (Bartholomew County), Indiana, and one (1) MainSource Bank branch location in Greensburg (Decatur County), Indiana. The divestiture will include all deposits and loans, as well as all real and personal property, associated with the branches. The divestiture is designed to resolve competitive concerns raised by the DOJ regarding the pending merger of First Financial and the Company.  The divestiture is not anticipated to have a material impact on the financial metrics of the proposed merger or the combined company following the merger.

The Letter of Agreement provides, among other things, that the parties will take certain required steps to sell the branches to a competitively suitable purchaser or purchasers, subject to the approval of the DOJ.  Prior to sale, First Financial and the Company will preserve, maintain and continue to operate the branches, including maintaining all branch personnel. The sale of the branches must be consummated within 180 days following completion of the merger of First Financial and the Company.  Additionally, the agreement requires that if the parties determine to discontinue retail banking services at any branch located in Decatur or Bartholomew County within two years following the merger, the parties will notify the DOJ and sell or lease such branch to an FDIC insured institution.

German American Bancorp Branch Divestiture

On February 13, 2018, the Company announced that its wholly owned bank subsidiary, MainSource Bank, entered into a Branch Purchase and Assumption Agreement with German American Bancorp (“GAB”) to sell certain assets to GAB, including four (4) MainSource Bank branch locations in Columbus (Bartholomew County), Indiana, and one (1) MainSource Bank branch location in Greensburg (Decatur County), Indiana.  The sale includes all deposits and loans, as well as all real and personal property, associated with the branches.  The branch divestiture is anticipated to close in the second quarter of 2018.

Capstone Investment Management, LLC Acquisition

On May 1, 2017, MainSource Bank entered into an agreement with Capstone Investment Management, LLC. (“Capstone”), located in Greenwood, Indiana, to acquire the assets under management.  The purchase price of approximately $1,750 resulted in intangible assets of goodwill of $610 and a customer relationship intangible of $1,140.  The customer relationship intangible is being amortized over 15 years.  The customer relationship intangible and goodwill will be deducted for tax purposes over 15 years.  $756 was paid on May 1, 2017 upon closing of the transaction and a loan held by the seller of $644 was assumed. The remaining balance will be paid as earned over the next two years.

First Service Capital Management, Inc. Acquisition

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

FCB Bancorp, Inc. Merger

On April 28, 2017, the Company acquired 100% of the outstanding common shares of FCB Bancorp, Inc. (“FCB”) and its subsidiary The First Capital Bank of Kentucky in exchange for stock and cash.  Shareholders of FCB were entitled to merger consideration in accordance with the terms of the merger agreement.  At the time of the merger, shareholders of FCB received 0.9 shares of MainSource common stock and $7.00 in cash for each share of FCB common stock owned. In total, the Company issued 1,402,612 shares of common stock and paid $10.9 million in cash to the former shareholders of FCB.

With the acquisition, the Company expanded its presence in the greater Louisville area.  The acquisition offers the Company the opportunity to increase profitability by introducing new products and services to the acquired customer base and adding new customers in the expanded region.  FCB’s results of operations were included in the Company’s results beginning April 28, 2017.  Acquisition-related costs of $7,063 were included in the Company’s income statement for 2017.  The fair value of the common shares issued as part of the consideration paid for FCB was determined on the basis of the closing price of the Company’s common shares on the acquisition date.

Goodwill of $34,505 arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies.  Goodwill will not be deductible for income tax purposes.  The following table summarizes the consideration paid for FCB and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.  The core deposit intangible of $6,263 is being amortized for book purposes over 20 years.

Consideration
Cash	$10,911
Equity Instruments	47,969
Fair Value of Total Consideration	$58,880
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed
Cash and cash equivalents	$15,972
Securities	45,498
Federal Home Loan Bank stock	3,418
Loans	427,541
Premises and equipment	9,863
Core deposit intangibles	6,263
Bank owned life insurance	6,571
Other assets	8,441
Total assets acquired	523,567

Deposits	366,871
Federal Home Loan Bank advances	43,804
Subordinated debt	17,111
Other liabilities	71,406
Total liabilities assumed	499,192

Total identifiable net assets	$24,375

Goodwill	$34,505

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows.  However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. Receivables acquired that were not subject to these requirements include non-impaired loans and customer receivables with a fair value and gross contractual amounts receivable of $419,927 and $427,611 on the date of acquisition.  The Company also purchased some PCI loans related to the FCB acquisition.  These loans had a contractual balance of $10,186 with a fair value of $7,614.

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

	2017	2016
Net interest income	$148,794	$135,414
Net income	54,460	47,292
Basic earnings per share	2.13	1.92
Diluted earnings per share	2.09	1.89

Cheviot Financial Corp. Merger

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

Goodwill of $25,362 arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies.  Goodwill will not be deductible for income tax purposes.  The following table summarizes the consideration paid for Cheviot and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.  The core deposit intangible of $4,099 is being amortized for book purposes over 10 years.

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

Old National Bank Branch Purchase

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

NOTE 27 — BRANCH CLOSURES

In the third quarter of 2017, the Company announced that it would be closing the following branches in the first quarter of 2018:  Anderson Southtown, Centerville, Clarksville, Madison Central, Marengo, Portage, and Westport, Indiana.  As of December 31, 2017, the seven branches had approximately $132 million in total deposits. Included in the operating results of 2017 are $1,052 of impairment costs for the affected properties, $100 of severance costs, and $48 of other costs related to the closing of the branches.

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

NOTE 28 – DERIVATIVES

The Bank executes interest rate swaps with commercial banking customers to facilitate their risk management strategies. These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Bank agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the customer to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institutions offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Bank’s results of operations.  The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $209.1 million at December 31, 2017 and $143.3 million at December 31, 2016.

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

The fair value hedges are summarized below:

	December 31, 2017		December 31, 2016
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps at Fair Value	$209,114	$3,657	$143,300	$3,003

Included in Other Liabilities:
Interest Rate Swaps at Fair Value	$209,114	$3,657	$143,300	$3,003

The effect of derivative instruments on the Consolidated Statement of Income is presented below:

	Year Ended
	December 31,
	2017	2016
Interest Rate Swaps – Fee Income
Included in Other Income / (Expense)	$1,004	$1,071

As part of the FCB Bancorp acquisition, the Company acquired several interest rate swaps.  As a result of the purchase, these swaps were determined to no longer be effective.  Accordingly, the change in their fair value was recognized in current earnings.  At December 31, 2017, summary information about these interest-rate swaps is as follows:

Year Ended
December 31,
2017
Notional amount	$36,273
Weighted average pay rate	0.02067
Weighted average receive rate	0.01898
Weighted average maturity	1.5 years
Unrealized gains	$275

No comparative information is presented as these swaps were only acquired in 2017.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with its audits for the three most recent fiscal years ended December 31, 2017, there have been no disagreements with the Company’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2017, in relation to criteria for effective internal control over financial reporting as described in “2013 Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that as of December 31, 2017, its system of internal controls over financial reporting is effective and meets the criteria of the “2013 Internal Control — Integrated Framework”. Crowe Horwath LLP, independent registered public accounting firm, has issued its report dated February 28, 2018, on the audited consolidated financial statements and on the effectiveness of the Company’s internal control over financial reporting. This report is incorporated by reference in Item 8 above, under the heading “Report of Independent Registered Public Accounting Firm”.

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

(a)(3) Exhibits:

2.1

Agreement and Plan of Merger, dated November 23, 2015, by and between MainSource Financial Group, Inc. and Cheviot Financial Corp. (incorporated by reference to Exhibit 2.1 to the Report on Form 8‑K of the registrant filed on November 24, 2015 with the Commission (Commission File No. 0‑12422)).

2.2

Agreement and Plan of Merger, dated December 19, 2016, by and between MainSource Financial Group, Inc. and FCB Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the report on Form 8-K of the registrant filed on December 19, 2016 with the Commission (Commision File No. 0-12422)).

2.3

Agreement and Plan of Merger by and between First Financial Bancorp and MainSource Financial Group, Inc. dated as of July 25, 2017 (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K of the registrant filed July 27, 2017 with the Commission (Commission File No. 0-12422)).

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

10.4

Form of Indemnification Agreement for Directors and Certain Officers of Registrant (incorporated by reference to Exhibit 10.1 to the Report on Form 8‑K of the registrant filed February 24, 2005 with the Commission (Commission File No. 0‑12422)).

10.5

Registrant’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Report on Form 10‑K of the registrant for the year ending December 31, 2007, filed March 17, 2008 with the Commission (Commission File No. 0‑12422)).*

10.6

Form of Award Agreement for Archie M. Brown, Jr. under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Report on Form 8‑K of the registrant filed July 24, 2008 with the Commission (Commission File No. 0‑12422)).*

10.7

Form of Stock Award Agreement under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (for Executives) (incorporated by reference to Exhibit 10.1 to the Report on Form 8‑K of the registrant filed February 27, 2009 with the Commission (Commission File No. 0‑12422)).*

10.8

Form of Restricted Stock Award Agreement (for Executives) under the MainSource Financial Group, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q of the registrant filed on August 8, 2011, for the quarter ending June 30, 2011, with the Commission (Commission File No. 0‑12422)).*

10.9

Change in Control Agreement with Archie M. Brown, Jr. dated November 14, 2011 (incorporated by reference to Exhibit 99.1 to the Report on Form 8‑K of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0‑12422)).*

10.10

Change in Control Agreement with James M. Anderson dated November 14, 2011 (incorporated by reference to Exhibit 99.2 to the Report on Form 8‑K of the registrant filed on November 17, 2011 with the Commission (Commission File No. 0‑12422)).*

10.11

Change in Control Agreement with Chris Harrison dated May 4, 2012 (incorporated by reference to Exhibit 10.1 to the Report on Form 8‑K of the registrant filed on May 10, 2012 with the Commission (Commission File No. 0‑12422)).*

10.12

Short‑Term Incentive Plan, Effective January 1, 2014 (incorporated by reference to Exhibit 10.1 to the Report on Form 8‑K of the registrant filed on December 23, 2014 with the Commission (Commission File No. 0‑12422)).*

10.13

MainSource Finanacial Group, Inc. 2015 Stock Incentive Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the registrant filed on May 8, 2015 with the Commission (Commission File No. 0-12422)).*

10.14

Form of Performance Share Unit Award Agreement under the MainSource Financial Group, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q of the registrant filed on May 8, 2015 with the Commission (Commission File No. 0-12422)).*

10.15

Form of Restricted Stock Award Agreement under the MainSource Financial Group, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q of the registrant filed on August 6, 2015 with the Commission (Commission File No. 0-12422)).*

10.16

Loan Agreement between U.S. Bank National Association and MainSource Financial Group, Inc. dated April 28, 2016 (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the registrant filed on August 8, 2016 with the Commission (Commission File No. 0-12422)).

10.17

Amendment to Change in Control Agreement between MainSource Financial Group, Inc. and Chris Harrison dated April 20, 2016 (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q of the registrant filed on August 8, 2016 with the Commission (Commission File No. 0-12422)).*

10.18

Form of Voting Agreement dated December 19, 2016 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed on December 19, 2016 with the Commission (Commission File No. 0-12422)).

10.19

Form of First Amendment to Voting Agreement of directors of FCB Bancorp, Inc. (Incorporated by reference to Exhibit 10.2 to the Form S-4 of the registrant filed March 8, 2017 with the Commission (Commission File No. 0-12422)).

10.20

Retirement Agreement and General Release between Daryl R. Tressler and MainSource Financial Group, Inc. dated December 21, 2016 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the registrant filed on December 28, 2016 with the Commission (Commission File No. 0-12422)).*

10.21

Retirement Agreement and General Release between William J. Goodwin and MainSource Financial Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the registrant filed May 3, 2017 with the Commission (Commission File No. 0-12422)).*

21	List of subsidiaries of the Registrant.
23.1	Consent of Crowe Horwath LLP.
31.1	Certification pursuant to Section 302 of Sarbanes‑Oxley Act of 2002 by Chief Executive Officer
31.2	Certification pursuant to Section 302 of Sarbanes‑Oxley Act of 2002 by Chief Financial Officer
32.1	Certification pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, by Chief Executive Officer
32.2	Certification pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, by Chief Financial Officer
101

The following financial statements and notes from the MainSource Financial Group Annual Report on Form 10‑K for the year ended December 31, 2017, formatted in XBRL pursuant to Rule 405 of Regulation S‑T: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flow; and (vi) the Notes to the condensed consolidated financial statements.

*            A management contract or compensatory plan or agreement.

(b)         Exhibits

Reference is made to Item 15(a)(3) above.

(c)          Schedules

None required.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2018.

MAINSOURCE FINANCIAL GROUP, INC.

/s/ Archie M. Brown, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10‑K has been signed by the following persons on behalf of the registrant and in the capacities with the Company and on the dates indicated.

Signature		Capacity	Date

/s/	Kathleen L. Bardwell
	Kathleen L. Bardwell	Lead Director	February 28, 2018

/s/	William G. Barron
	William G. Barron	Director	February 28, 2018

/s/	Vince A. Berta
	Vince A. Berta	Director	February 28, 2018

/s/	D.J. Hines
	D.J. Hines	Director	February 28, 2018

/s/	Erin Hoeflinger
	Erin Hoeflinger	Director	February 28, 2018

/s/	Thomas M. O’Brien
	Thomas M. O’Brien	Director	February 28, 2018

/s/	Lawrence R. Rueff DVM
	Lawrence R. Rueff DVM	Director	February 28, 2018

/s/	John G. Seale
	John G. Seale	Director	February 28, 2018

/s/	James M. Anderson
	James M. Anderson	Executive Vice President and Chief	February 28, 2018
Financial Officer
(Principal Financial Officer)

/s/	Patrick A. Weigel
	Patrick A. Weigel	Vice President, Controller	February 28, 2018
(Principal Accounting Officer)

/s/	Archie M. Brown, Jr.
	Archie M. Brown, Jr.	President, Chief Executive Officer and	February 28, 2018
Chairman of the Board
(Principal Executive Officer)